Form 10-K
period 1998-09-30
PROVIDENT BANCORP INC/NY/
filed 1999-02-11
CIK 1070154

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the Fiscal Year Ended September 30, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transaction period from _________ to ________



                        Commission File Number: 0-25233

                            PROVIDENT BANCORP, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                  Federal                               To be applied for
      -------------------------------            -------------------------------
      (State or Other Jurisdiction of            (I.R.S. Employer Identification
      Incorporation or Organization)                           Number)

  400 Rella Boulevard, Montebello, New York                    10901
  -----------------------------------------                 ----------
  (Address of Principal Executive Office)                   (Zip Code)

                                (914) 369-8040
              ---------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES  ___X___      NO  _______
(1)  YES  _______      NO  ___X___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [_]

     The registrant's revenues for the fiscal year ended September 30, 1998 were $51.0 million.

     As of January 14, 1999, there were issued and outstanding 8,280,000 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of January 29, 1999 ($12.19) was $42.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART I
                                    ------

ITEM 1.   Business
-------   --------

Provident Bancorp, Inc.

     Provident Bancorp, Inc. (the "Company") is a Federally-chartered corporation that was organized on January 7, 1999 at the direction of the Board of Directors of Provident Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization into the mutual holding company structure. The initial public offering of common stock by the Company in connection with the reorganization was consummated on January 7, 1999, and accordingly, had not been consummated by September 30, 1998, the end of the 12-month period for which this Annual Report on Form 10-K is filed. Prior to the consummation of the reorganization and the initial stock offering, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. Following consummation of the reorganization and initial stock offering, the Company's only significant assets are 100% of the shares of the Bank's outstanding common stock and up to 50% of the net proceeds of the Company's initial public stock offering.

     The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands its business in the future. The directors and executive officers of the Company are set forth below.

     The Company's offices are located at the executive offices of the Bank at 400 Rella Boulevard, Montebello, New York. Its telephone number is (914) 369-8040.

     Filed herewith as Exhibits 99.1 and 99.2 for informational purposes only are the consolidated financial statements of the Bank and its subsidiaries, and management's discussion and analysis of such consolidated financial statements, as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996.

Directors and Executive Officers of the Company

     The following individuals serve as directors and executive officers of the
Company:

                                                   Age at                  Current
Name                                         September 30, 1998            Position            Director Since  Term Expires
----                                         ------------------            --------            --------------  ------------
Directors:

William F. Helmer                                    64             Chairman of the Board            1974          2001
George Strayton                                      54           President, Chief Executive         1991          2002
                                                                     Officer and Director
Dennis L. Coyle                                      62                 Vice Chairman                1984          2002
Murray L. Korn                                       74                    Director                  1966          2000
Dr. Donald T. McNelis                                66                    Director                  1987          2000
Richard A. Nozell                                    64                    Director                  1990          2000
William R. Sichol, Jr.                               58                    Director                  1990          2001
Wilbur C. Ward                                       72                    Director                  1990          2002
F. Gary Zeh                                          60                    Director                  1979          2001

Executive Officers who are Not Directors:

Daniel G. Rothstein                                  51            Executive Vice President,
                                                                     Chief Credit Officer
                                                                     and Regulatory Counsel
Robert J. Sansky                                     51           Executive Vice President and
                                                                  Director of Human Resources
Katherine A. Dering                                  50            Senior Vice President and
                                                                    Chief Financial Officer
Stephen G. Dormer                                    47            Senior Vice President and
                                                                  Director of Business Activity
John F. Fitzpatrick                                  46            Senior Vice President and
                                                                  Director of Support Services

     The business experience for the past five years for each of the Company's directors and executive officers is as follows:

     William F. Helmer has served as the Chairman of the Board of Directors of the Bank since 1994, and is the President of Helmer-Cronin Construction, Inc., a construction company.

     George Strayton has been employed by the Bank since 1982, and was named President and Chief Executive Officer of the Bank in 1986.

     Dennis L. Coyle has served as Vice Chairman of the Board of Directors of the Bank since 1994. Mr. Coyle is the owner of the Coyle Insurance Agency, the owner and President of Delco Realty and the owner of Dennis L. Coyle Rental Properties.

     Murray L. Korn was the Senior and Managing Partner of Korn, Rosenbaum, Phillips and Jauntig, an accounting firm, prior to his retirement in 1986. Mr. Korn also served as Chairman of the Board of Directors of the Bank from 1984 until his retirement from that position in 1994.

     Dr. Donald T. McNelis served as President of St. Thomas Aquinas College in Sparkill, New York from 1974 until his retirement in 1995.

     Richard A. Nozell is the owner of Richard Nozell Building Construction, and serves as a general building contractor.

     William R. Sichol, Jr. is a principal of Sichol & Hicks, P.C., a private law firm.

     Wilbur C. Ward is currently retired. Prior to his retirement, Mr. Ward was the President of Ward Bulldozers.

     F. Gary Zeh is the President of Haverstraw Transit Inc., a bus contracting company, and President and Owner of Quality Bus Sales and Service.

     Daniel G. Rothstein has been employed by the Bank since 1983, and was named Executive Vice President of the Bank in 1989. Mr. Rothstein has served as the Bank's Chief Credit Officer and Regulatory Counsel since 1996.

     Robert J. Sansky has been employed by the Bank since 1985, and was named Executive Vice President in 1989. Mr. Sansky has served as the Bank's Director of Human Resources since 1995.

     Katherine A. Dering has served as the Bank's Chief Financial Officer since 1994. Ms. Dering previously served as the Chief Financial Officer of a community bank located in Connecticut.

     Stephen G. Dormer has served as Senior Vice President and Director of Business Development of the Bank since 1996, and was previously Senior Vice President and Manager of the Bank's Commercial Loan Department from 1994 until 1996. Prior to joining the Bank in 1994, Mr. Dormer was Senior Vice President of a commercial bank located in New Jersey.

     John F. Fitzpatrick has been employed by the Bank since 1986, and was named Senior Vice President and Director of Support Services in 1997.

ITEM 2.   Properties
-------   ----------

     The Company conducts its business through its office at 400 Rella Boulevard, Montebello, New York 10901.

ITEM 3.   Legal Proceedings
-------   -----------------

     The Bank is a defendant in a lawsuit, Patrick Gawrysiak a/k/a Patrick Gray
                                           ------------------------------------
v. Provident Bank, brought by a prospective purchaser of REO property, alleging
-----------------
breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. Although there can be no certainty as to the outcome of this matter, management believes the claim is baseless and has retained counsel to vigorously contest the claim.

     The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

                                    PART II

ITEM 5.   Market for Company's Common Stock and Related Security Holder Matters
-------   ---------------------------------------------------------------------

     (a) The common stock of the Company is quoted on the Nasdaq National Market under the symbol "PBCP". As of September 30, 1998, the date for which this report is filed, the Company had not issued shares and there had been no trading in the common stock of the Company.

     (b) The effective date of the Securities Act registration statement for which use of proceeds information is being disclosed herein was November 12, 1998; the commission file number assigned to the registration statement was 333-63593.

     The offering commenced on or about November 12, 1998 and continued through December 17, 1998. The offering was managed on a best efforts basis by Ryan, Beck & Co., Inc. as marketing agent. The securities registered were the common stock, par value $0.10 per share, of the Company. In the registration statement, 4,007,175 shares of such common stock were registered at an aggregate price of $40,071,750. In the Reorganization, 8,280,000 shares of common stock were issued, of which 3,864,000 shares were sold to the public, and 4,416,000 shares were issued to Provident Bancorp, MHC, the mutual holding company formed in the Reorganization. Because the effective date of the registration statement was subsequent to September 30, 1998, the ending date of the reporting period for this report, the amount of expenses incurred and the amount of net offering proceeds will be reported in the Company's next periodic report filed pursuant to section 13(a) and 15(b) of the Securities Exchange Act of 1934. However, the total expenses of the reorganization and offering are not expected to exceed $1.3 million.

ITEM 6.   Selected Financial Data
-------   -----------------------

     None. As of September 30, 1998, the Company had not issued any stock, had no assets and no liabilities and had not conducted operations other than of an organizational nature.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

     None. As of September 30, 1998, the Company had not issued any stock, had no assets and no liabilities and had not conducted operations other than of an organizational nature. See Exhibit 99.2 for management's discussion and analysis of the Bank's financial condition and results of operations through September 30, 1998.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

     Not applicable.  Information with respect to the Bank is included in
Exhibit 99.2.

ITEM 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

     None. As of September 30, 1998, the Company had not issued any stock, had no assets and no liabilities and had not conducted operations other than of an organizational nature. See Exhibit 99.1 for the Bank's consolidated financial statements as of September 30, 1998 and 1997, and for each of the years in the three-year period ended September 30, 1998.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                   PART III
                                   --------

ITEM 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------

     See "Business--Directors and Executive Officers of the Registrant" for information concerning the Company's directors and executive officers.

ITEM 11.  Executive Compensation
--------  ----------------------

     No compensation has been paid by the Company to the executive officers or directors of the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Not applicable.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Not applicable.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(3)    Exhibits
               --------

     99.1 Consolidated Financial Statements of Provident Bank and subsidiaries as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996, with Independent Auditors' Report thereon.

     99.2 Management's discussion and analysis of the Consolidated Financial Statements.

     (b)  Reports on Form 8-K
          -------------------

     The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

                                  Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Provident Bancorp, Inc.



Date:  February 8, 1999               By:  George Strayton
                                           ---------------
                                           George Strayton
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: George Strayton                     By:  Katherine A. Dering
    ----------------------------------       -----------------------------------
    George Strayton                          Katherine A. Dering
    President, Chief Executive Officer       Senior Vice President and
    and Director (Principal Executive        Chief Financial Officer
    Officer)                                 (Principal Financial and Accounting
                                             Officer)

Date:  February 8, 1999                 Date:  February 8, 1999



By: William F. Helmer                   By:  Dennis L. Coyle
    ----------------------------------       -----------------------------------
    William F. Helmer                        Dennis L. Coyle
    Chairman of the Board                    Vice Chairman of the Board


Date:  February 8, 1999                 Date:  February 8, 1999



By: Murray L. Korn                      By:  William R. Sichol, Jr.
    ----------------------------------       -----------------------------------
    Murray L. Korn                           William R. Sichol, Jr.
    Director                                 Director


Date:  February 8, 1999                 Date:  February 8, 1999



By: Donald T. McNelis                   By:  Wilbur C. Ward
    ----------------------------------       -----------------------------------
    Donald T. McNelis                        Wilbur C. Ward
    Director                                 Director

Date:  February 8, 1999                 Date:  February 8, 1999



By: Richard A. Nozell                   By:  F. Gary Zeh
    ----------------------------------       -----------------------------------
    Richard A. Nozell                        F. Gary Zeh
    Director                                 Director

Date:  February 8, 1999                 Date:  February 8, 1999