Form 10-Q
period 1998-12-31
PROVIDENT BANCORP INC/NY/
filed 1999-02-16
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
             For the transition period from __________ to __________


                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                     To be applied for
-------------------------------                   -------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer ID No.)
Incorporation or Organization)


400 Rella Boulevard, Montebello, New York                   10901
-------------------------------------------                 -----
(Address of Principal Executive Office)                   (Zip Code)

                                 (914) 369-8040
                                 --------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes X   No
            ---    ---
     (2) Yes     No X
            ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Classes of
              Common                      Shares
              Stock                     Outstanding
              -----                     -----------
            $0.10 Par                 8,280,000 as of
              Value                   January 29, 1999

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.        Financial Statements (unaudited)

               Consolidated Statements of Financial
               Condition  at December 31,  1998 and
               September 30, 1998                                              3

               Consolidated  Statements  of Income  for the
               Three  Months  ended December 31, 1998
               and 1997                                                        5

               Consolidated  Statements of Cash Flows for
               the Three Months ended December 31, 1998
               and 1997                                                        6

               Notes to Unaudited Consolidated Financial
               Statements                                                      8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk                                              17

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.        Legal Proceedings                                              18

Item 2.        Changes in Securities and Use of Proceeds                      18

Item 3.        Defaults upon Senior Securities                                18

Item 4.        Submission of Matters to a Vote of Security Holders            18

Item 5.        Other Information                                              18

Item 6.        Exhibits and Reports on Form 8-K                               18
               Signatures                                                     19

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements

PROVIDENT BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)                                                                     December 31,              September 30,
(In thousands)                                                                     1998                       1998
                                                                                   ----                       ----
Assets

Cash and due from banks                                                          $12,897                    $ 7,572
Federal funds sold                                                                17,308                         --
Investment securities:
     Held-to-maturity, at amortized cost (fair value
     of $15,940 and $19,262 at December 31, 1998 and
     September 30, 1998, respectively)                                            15,905                     19,176
     Available-for-sale, at fair value (amortized cost  of $64,652 and
     $47,163 at December 31, 1998 and September 30 1998,
     respectively)                                                                 65,222                    48,071
                                                                                   ------                    ------
         Total investment securities                                               81,127                    67,247
                                                                                   ------                    ------

Mortgage-backed securities:
   Held to maturity, at amortized cost (fair value
   of $71,014 and $80,410 at December 31, 1998 and September
   30, 1998, respectively)                                                         69,988                    79,226
   Available for sale, at fair value  (amortized cost  of $50,847 and
   $49,303 at December 31, 1998 and September 30, 1998,
   respectively)                                                                   51,178                    49,912
                                                                                   ------                    ------
         Total mortgage-backed securities                                         121,166                   129,138
                                                                                  -------                   -------
Loans:
  Residential mortgage loans                                                      308,957                   290,334
  Commercial mortgage, commercial business and
  construction loans                                                              133,953                  115, 570
  Consumer loans                                                                   63,845                    62,669
Allowance for loan losses (Note 3)                                                 (5,353)                   (4,906)
                                                                                    -----                     -----
         Total loans, net                                                         501,402                   463,667
                                                                                  -------                   -------

Accrued interest receivable, net                                                    4,471                     4,087
Federal Home Loan Bank stock, at cost                                               3,690                     3,690
Premises and equipment, net                                                         7,037                     7,058
Other assets                                                                        8,811                     8,609
                                                                                    -----                     -----
         Total assets                                                           $ 757,909                 $ 691,068
                                                                                  =======                   =======
                                                                                                          (continued)
                                       3

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED.
(Unaudited)                                                                     December 31,              September 30,
(In thousands)                                                                     1998                       1998
                                                                                   ----                       ----
Liabilities and Equity
----------------------
  Liabilities:
    Deposits                                                                    $ 595,126               $   573,174
    Borrowings                                                                     30,614                    38,646
    Bank overdraft                                                                     --                    11,285
    Mortgage escrow funds                                                          11,850                     5,887
    Stock subscription proceeds                                                    58,036                        --
    Other liabilities                                                               6,726                     6,876
                                                                                    -----                     -----
         Total liabilities                                                        702,352                   635,868
                                                                                  -------                   -------

  Equity:
    Retained earnings                                                              55,019                    54,291
    Accumulated other comprehensive income, net of  income taxes of
    $363 at December 31, 1998 and $608 at September 30, 1998
    (Note 4)                                                                          538                       909
                                                                                      ---                       ---
         Total equity                                                              55,557                    55,200
                                                                                   ------                    ------

         Total liabilities and equity                                         $   757,909               $   691,068
                                                                                  =======                   =======


   See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANK AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                                       For the Three Months Ended
(In thousands)                                                                           December 31,
                                                                                         ------------
Interest and dividend income:                                                             1998                     1997
                                                                                          ----                     ----
    Loans                                                                              $ 9,513                 $  8,536
    Mortgage-backed securities                                                           1,931                    2,227
    Investment securities and other earning assets                                       1,064                    1,055
                                                                                         -----                    -----
       Total interest and dividend income                                               12,508                   11,818
                                                                                        ------                   ------

Interest expense:
      Deposits                                                                           4,661                    4,739
      Borrowings                                                                           672                      414
                                                                                       -------                      ---
       Total interest expense                                                            5,333                    5,153
                                                                                       -------                    -----

       Net interest income                                                               7,175                    6,665
       Provision for loan losses                                                           360                      270
                                                                                           ---                      ---
       Net interest income after provision for loan losses                               6,815                    6,395
                                                                                         -----                    -----


Non-interest income:
    Loan servicing                                                                         115                      170
    Banking service fees and other income                                                  697                      622
                                                                                           ---                      ---
       Total non-interest income                                                           812                      792
                                                                                           ---                      ---

Non-interest expense:
      Compensation and employee benefits                                                 2,933                    2,340
      Occupancy and office operations                                                      840                      758
      Advertising and promotion                                                            289                      275
      Federal deposit insurance costs                                                       72                       99
      Data processing                                                                      304                      183
      Amortization of branch purchase premiums                                             430                      376
      Other                                                                              1,604                      914
                                                                                         -----                      ---
         Total non-interest expense                                                      6,472                    4,945
                                                                                         -----                    -----

       Income before income tax expense                                                  1,155                    2,242
       Income tax expense                                                                  427                      875
                                                                                           ---                      ---
       Net income                                                                    $     728               $    1,367
                                                                                           ---                    -----


See accompanying notes to the unaudited consolidated financial statements.

PROVIDENT BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS                                               For the Three Months Ended
(Unaudited)                                                                                December 31,
                                                                                           ------------
(In thousands)

                                                                                         1998                             1997
                                                                                         ----                             ----

Cash flows from operating activities:
  Net income                                                                            $ 728                          $ 1,367
  Adjustments to reconcile net income to net cash
  provided by operating activities:
         Net amortization of premiums and discounts
         on securities                                                                     80                               51
         Depreciation and amortization of premises and
         equipment                                                                        366                              336
         Provision for loan losses                                                        360                              270
         Amortization of branch purchase premiums                                         430                              376
         Originations of loans held for sale                                          (9,042)                            (952)
         Proceeds from sales of loans held for sale                                     9,097                              956
         Net changes in accrued interest receivable
         and payable                                                                     (13)                            (371)
         Net (decrease) increase in other liabilities                                   (521)                              569
         Other adjustments, net                                                         (402)                               68
                                                                                        -----                               --
              Net cash provided by operating activities                                 1,083                            2,670
                                                                                        -----                            -----

Cash flows from investing activities:
  Purchases of securities:
         Investment securities available for sale                                     (23,514)                         (3,005)
         Mortgage-backed securities held to maturity                                       --                          (7,304)
         Mortgage-backed securities available for sale                                (5,016)                          (8,329)
  Proceeds from maturities, calls and principal payments:
         Investment securities held to maturity                                         3,281                                3
         Investment securities available for sale                                       6,000                            8,000
         Mortgage-backed securities held to maturity                                    3,472                            1,091
         Mortgage-backed securities available for sale                                  9,183                           12,077
  Proceeds from sales of investment securities available
  for sale                                                                                 --                            5,997
  Loan originations, net of principal repayments                                     (38,095)                         (10,612)
  Proceeds from sales of real estate owned                                                 --                              142
  Purchases of premises and equipment                                                   (395)                            (256)
                                                                                        -----                            -----
                 Net cash used in investing activities                               (45,084)                          (2,196)
                                                                                     --------                          -------
                                                                                                                   (continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED                                    For the Three Months Ended
                                                                                           December 31,
                                                                                           ------------
                                                                                         1998                             1997
                                                                                         ----                             ----

Cash flows from financing activities:
  Net increase in deposits                                                             21,952                            7,218
  Net (decrease) increase in borrowings                                               (8,032)                            3.000
  Net decrease in bank overdraft                                                     (11,285)                         (17,623)
  Net increase in mortgage escrow funds                                                 5,963                            6,080
  Proceeds from stock subscriptions                                                    58,036                               --
                                                                                       ------                            -----
         Net cash provided by (used in) financing activities                           66,634                          (1,325)
                                                                                       ------                          -------

Net increase (decrease) in cash and cash equivalents                                   22,633                            (851)

Cash and cash equivalents at beginning of  period                                       7,572                            9,191
                                                                                        -----                            -----

Cash and cash equivalents at end of period                                        $    30,205                     $      8,340
                                                                                       ======                            =====

Supplemental information:
  Interest paid                                                                   $     4,962                     $      5,204
  Income taxes paid                                                                       746                              177
 Transfers of loans receivable to real estate owned                                        --                              231
                                                                                        =====                            =====


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANK AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Reorganization and Offering
--------------------------------

     On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure, and Provident Bancorp, Inc., the Bank's holding company (the "Company"), issued 3,864,000 shares of common stock to the public and 4,416,000 shares to Provident Bancorp, MHC. As a result of the stock offering, the Company raised net proceeds of approximately $37.4 million, prior to the purchase of stock by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP, which did not purchase shares in the offering, has been authorized to purchase 8% of the shares issued to the public, or approximately 309,100 shares. The ESOP has purchased approximately 190,000 shares through January 29, 1999, and intends to purchase the remaining shares in the open markets within the next few months.

2.   Basis of Presentation
--------------------------

     The reorganization and stock offering were completed subsequent to December 31, 1998. Therefore, the financial information set forth in this report is for the Bank only, and earnings per share data is not applicable. The results of operations and the financial condition will, in future periods, be reported on a consolidated basis for the Company and the Bank.

     The financial statements included herein have been prepared by the Bank without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the quarter ended December 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1999.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements of the Bank for the fiscal year ended September 30, 1998, and with the Company's prospectus dated November 12, 1998.


3.   Allowance for Loan Losses
------------------------------

     The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

     The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. Management's evaluations, which are subject to periodic review by the Bank's regulators, take into consideration such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.


Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                    Three Months Ended
                                                        December 31,
                                                       (In Thousands)
                                                       --------------
                                                   1998                1997
                                                   ----                ----
Balance at beginning of period                $   4,906           $   3,779
Provision for loan losses                           360                 270
Charge-offs                                        (45)                (49)
Recoveries                                          132                   9
                                                   ----                 ---
Balance at end of period                       $  5,353           $   4,009
                                                  =====               =====



4.   Comprehensive Income
-------------------------

     During the quarter ended December 31, 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, the Bank's total comprehensive income was $357,000 and $1.4 million for the three months ended December 31, 1998 and 1997, respectively. The difference between the Bank's net income and total comprehensive income for these periods equals the change in the net unrealized gain on securities available for sale during the applicable periods. Accumulated other comprehensive income in the consolidated statements of financial condition represents the after-tax net unrealized gain on securities available for sale as of December 31, 1998 and September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Bank's lending areas, general and local economic conditions, unanticipated Year 2000 issues, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect occurence of unanticipated events.

Comparison of Financial Condition at December 31, 1998 and September 30, 1998

     Total assets increased to $757.9 million at December 31, 1998 from $691.1 million at September 30, 1998, an increase of $66.8 million, or 9.7%. The asset growth was primarily attributable to a $37.7 million increase in loans receivable combined with a $13.9 million increase in investment securities and a $17.3 million increase in Federal funds sold, partially offset by an $8.9 million decrease in mortgage-backed securities.

     Net loans receivable increased by $37.7 million in the quarter ended December 31, 1998 primarily due to an increase of $20.6 million in fixed-rate residential mortgage loan balances and an overall increase of $18.4 million in the commercial loan portfolio. The increase in the commercial loan portfolio was attributable to increases in commercial mortgage loans of $10.7 million, construction and land loans of $2.1 million and commercial business loans of $5.9 million, which were partially offset by a decrease in multi-family loan balances of $300,000. In addition, total consumer loans increased by $1.2 million in the current quarter. Partially offsetting the above increases was a decrease of $1.9 million in adjustable-rate residential mortgage loan balances. The allowance for loan losses increased by $447,000 to $5.4 million at December 31, 1998 from $4.9 million at September 30, 1998.

     The Bank's total securities portfolio increased by $4.9 million to $201.3 million at December 31, 1998 from $196.4 million at September 30, 1998. This increase reflects a $13.9 million increase in investment securities offset, in part, by an $8.9 million decrease in mortgage-backed securities.

     Total deposits increased by $22.0 million, or 3.8%, to $595.1 million at December 31, 1998 from $573.2 million at September 30, 1998. Total transaction account balances increased $13.1 million, or 14.1%, in the quarter ended December 31, 1998, and total savings account balances increased by $8.6 million, or 5.5%. Borrowings decreased $8.0 million to $30.6 million at December 31, 1998 from $38.6 million at September 30, 1998. Stock subscription proceeds of $58.0 million were held at December 31, 1998, of which approximately $19.4 million was refunded to subscribers after the stock offering closed in January.

     Total equity increased $357,000 to $55.6 million at December 31, 1998 from $55.2 million at September 30, 1998 reflecting net income of $728,000 offset, in part, by a decrease of $371,000 in accumulated other comprehensive income (after-tax net unrealized gains on the Bank's available-for-sale securities).

Comparison of Operating Results for the Three Months Ended December 31, 1998 and December 31, 1997

     Net income for the three months ended December 31, 1998 was $728,000, a decrease of $639,000, or 46.7%, from $1.4 million for the three months ended December 31, 1997. The decrease was due primarily to increases in non-interest expenses associated with the Bank's conversion to a new computer system and the establishment of the its ESOP.

     Interest Income. Interest income increased by $690,000, or 5.8%, to $12.5 million for the three months ended December 31, 1998 from $11.8 million for the three months ended December 31, 1997. The increase was primarily due to a $977,000 or 11.4% increase in income from loans, partially offset by a $296,000 or 13.3% decrease in income from mortgage-backed securities. The increase in income from loans was attributable to a $73.1 million increase in the average balance of total loans to $480.1 million from $407.0 million, partially offset by a 46 basis point decrease in the average yield on total loans from 8.32% to 7.86%. The continued growth of the Bank's one-to-four family residential mortgage loan portfolio was responsible for the majority of the loan increase, together with a $21.5 million or 23.4% increase in the average commercial loan portfolio. The decrease in income from mortgage-backed securities was attributable to a $10.6 million decrease in the average balance of mortgage-backed securities to $123.9 million from $134.4 million, combined with a 38 basis point decrease in the average yield to 6.19% from 6.57%.

     Interest Expense. Interest expense increased by $180,000, or 3.5%, to $5.3 million for the three months ended December 31, 1998 from $5.2 million for the three months ended December 31, 1997. This increase was the result of a $48.3 million or 9.1% increase in the average balance of total interest-bearing liabilities in the 1998 period compared to the 1997 period, offset, in part, by a 20 basis point decrease in the average rate paid on such liabilities over the same period. The increase in total interest expense resulted primarily from a $258,000 increase in interest expense on borrowings from the Federal Home Loan Bank ("FHLB") due to an increase of $17.5 million in the average balance of such borrowings to $46.8 million from $29.3 million, combined with an increase of 8 basis points in the average rate paid to 5.69% from 5.61%. The higher interest expense on borrowings was partially offset by a decrease of $61,000 in interest expense on savings deposits to $835,000 from $896,000. This increase was due to a 23 basis point decrease in the average rate paid to 2.01% from 2.24%, offset, in part, by a $6.2 million increase in the average balance to $165.2 million from $159.0 million.

     Provision for Loan Losses. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determinig the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current anticipated economic conditions, volume and type of lending, and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Bank assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Bank recorded $360,000 and $270,000 in loan loss provisions during the three months ended December 31, 1998 and 1997, respectively. The increased provision in the current quarter reflects continued loan growth, including commercial mortgage and commercial business loans, and an increase in non-performing loans to $6.7 million at December 31, 1998 from $6.1 million at September 30, 1998.

     The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At both dates presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                             December 31,       September 30,
                                                 1998              1998
                                                 ----              ----
                                                  (Dollars in thousands)
Non-accrual loans:
   One-to-four family                         $ 2,648              $ 2,965
   Commercial mortgage                          1,013                  871
   Construction and land                        1,788                1,256
   Consumer                                       780                  647
   Commercial business                            434                  368
                                              -------              -------
          Total non-performing loans            6,663                6,107
                                              -------              -------

Real estate owned:
   One-to-four family                              92                   92
   Commercial real estate                         274                  274
                                              -------              -------
        Total real estate owned                   366                  366
                                              -------              -------

Total non-performing assets                    $ 7,029              $ 6,473
                                              ========             ========

Ratios:
   Non-performing loans to total loans            1.33%                1.32%
   Non-performing assets to total assets          0.93                 0.94
   Allowance for loan losses
   to total loans                                 0.68                 0.58
   Allowance for loan losses
   to non-performing loans                       80.34                80.33
                                              ========               ======


     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, but also includes gains and losses from the sale of loans and securities. Total non-interest income for the three months ended December 31, 1998 increased $20,000, or 2.5%, to $812,000 from $792,000 for the three months ended December 31, 1997. The gain on sale of loans increased by $104,000, to $113,000 for the three months ended December 31, 1998 from $9,000 for the three months ended December 31, 1997. Loan sales increased in the current quarter as the result of the Bank's strategy to limit the amount of its longer duration loans outstanding, which is part of its overall interest rate risk management policy. The higher gain on loan sales was partially offset by a loss of $50,000 on the early disposal of fixed assets in the three months ended December 31, 1998.

     Non-Interest Expenses. Non-interest expenses increased by $1.5 million, or 30.9%, to $6.5 million for the three months ended December 31, 1998 from $4.9 million for the three months ended December 31, 1997. The increase was primarily due to $667,000 in incremental costs associated with the Bank's conversion to a new computer system in the current quarter. These costs included overtime, temporary help and consulting fees as well as direct data center, data processing and other conversion expenses. Of this increase, approximately $592,000 can be considered non-recurring costs, while approximately $75,000 represents the higher ongoing costs of the new data system and the proof-of-deposit processing environment. Non-interest expenses for the quarter ending March 31, 1999 may include some residual system conversion-related expenses.

     The increase in total non-interest expenses in the current quarter also reflects the inclusion of ESOP costs of $371,000 in the compensation and employee benefits category. The Bank's ESOP was established during 1998. A total of 30,910 ESOP shares (or 10% of total authorized ESOP shares) was allocated to participants for the plan year ended December 31, 1998 and, accordingly, the entire amount of compensation expense related to this allocation was recognized in the quarter ended December 31, 1998. Beginning in the quarter ending March 31, 1999, ESOP expense will be recognized each quarter as shares for the calendar 1999 plan year are committed to be released to participants.

     Total occupancy and office operations expenses increased $82,000, or 10.8%, to $840,000 in the current quarter from $758,000 in the quarter ended December 31, 1997. Other non-interest expenses increased $707,000 to $1.6 million for the three months ended December 31, 1998 from $899,000 for the three months ended December 31, 1997. This increase includes $398,000 of the total non-recurring conversion costs for the new data processing system referred to above, $58,000 in interest payable on stock subscription proceeds, $32,000 for higher recruitment expenses and $15,000 for higher legal expenses.

     Income  Taxes.  Income tax expense was  $427,000 for the three months ended
December 31, 1998 compared to $875,000 for the same period in 1997. The effective tax rates were 37.0% and 39.1%, respectively.


Liquidity and Capital Resources

     The objective of the Bank's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

     The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, borrowings and proceeds from maturities of investment securities and short-term investments and the sale of fixed-rate loans in the secondary mortgage market. While maturities and scheduled amortization of loans and securities, and proceeds from borrowings, are predictable sources of funds, other funding sources such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

     The Bank's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 1998 and 1997, the Bank's loan originations totaled $76.6 million and $41.6 million, respectively; purchases of mortgage-backed securities totaled $5.0 million and $15.6 million, respectively; and purchases of investment securities totaled $23.5 million and $3.0 million, respectively. These investing activities were funded primarily by deposit growth and by principal repayments on loans and securities. Also, although not routinely a source of funds, significant funds were received in the three months ended December 31, 1998 from the stock offering subscriptions ($58.0 million). Loan sales totaling $9.1 million provided an additional source of liquidity during the three months ended December 31, 1998. Loan origination commitments totaled $28.8 million at December 31, 1998. In addition, commitments to sell fixed-rate residential loans totaled $2.0 million at the same date. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.

     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the three months ended December 31, 1998 was $22.0 million, compared to $7.2 million for the three months ended December 31, 1997. Based upon its prior experience and current pricing strategy, the Bank believes that a significant portion of such deposits will remain with the Bank.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. The Bank generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $30.6 million at December 31, 1998.

     At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $51.8 million, or 6.9% of adjusted assets (which is above the required level of $22.6 million, or 3.0%) and a risk-based capital level of $57.1 million, or 13.4% of risk-weighted assets (which is above the required level of $34.2 million, or 8.0%).

     The following table sets forth the Bank's regulatory capital position at December 31, 1998 and September 30, 1998, compared to OTS requirements:

                                                    OTS Requirements
                                          ------------- ------------------------
                                          Minimum Capital     For Classification
                          Bank Actual         Adequacy       as Well Capitalized
                         Amount   Ratio   Amount     Ratio     Amount     Ratio
                         ------   -----   ------     -----     ------     -----
                                          (Dollars in thousands)

December 31, 1998
-----------------

Tangible capital         $51,779   6.9%    $11,311     1.5%   $    -         -%
Tier 1 (core) capital     51,779   6.9      22,621     3.0     37,702      5.0
Risk-based capital:
     Tier 1               51,779  12.1           -       -     25,687      6.0
     Total                57,132  13.4      34,249     8.0     42,812     10.0

September 30, 1998
------------------

Tangible capital         $50,626   7.4%    $10,301     1.5%   $     -        -%
Tier 1 (core) capital     50,626   7.4      20,601     3.0     34,335      5.0
Risk-based capital:
  Tier 1                  50,626  12.9           -       -     23,472      6.0
  Total                   55,532  14.2      31,296     8.0     39,120     10.0



Year 2000  Considerations
(The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.)

     The Bank, like all companies that utilize computer technology, is facing the significant challenge of ensuring that its computer systems will be able to process time-sensitive data accurately beyond the Year 1999 (referred to as the "Year 2000 issue"). The Year 2000 issue has arisen since many existing computer programs use two digits rather than four in date fields that define the year. Such computer programs may recognize a date field using 00 as the Year 1900 rather than the Year 2000. Software, hardware and equipment both within and outside the Bank's direct control (and with which the Bank interfaces either electronically or operationally), are likely to be affected by the Year 2000 issue.

     The Bank has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue, and has developed an implementation plan (including establishing priorities for mission-critical applications) to modify or replace the affected systems and test them for Year 2000 compliance. The Bank's plan includes actions to identify Year 2000 issues attributable to its own systems as well as those of third parties who supply products and services to the Bank, or who have material business relationships with the Bank.

     The Bank realizes that the Year 2000 issue extends beyond the computer systems associated with its operations. The Bank has identified and begun a process of quantifying external risks posed by the Year 2000 problem. The Bank's Year 2000 plan addresses each of these factors and, in cases where risks may be high, the Bank has begun to take action to protect its interests, including establishing contingency plans to be activated in the event of system failures. In addition to its internal efforts, the Bank has employed the services of an outside firm to help it with this planning effort. Although no guaranty can be given that all internal systems and/or third parties will be prepared for the Year 2000 issue, the actions being taken by the Bank in response to Year 2000 issues are consistent with the guidelines set forth in policy statements issued by the bank regulatory agencies.

     The Bank has identified six mission-critical systems including its core data processing system for loans, deposits and the general ledger. In November 1998, the Bank converted to a new core system which it believes will enhance the quality of its information technology and result in improved customer service. Like the Bank's prior core system, the new system is maintained by a third-party vendor. Because other users of the Bank's new core system have already tested the applications at their sites, the Bank has secured approval to conduct proxy testing of its core system. Proxy testing limits the number of dates for which testing is required, and limits the number of tests which must be performed; however, the Bank intends to conduct its own testing of the core system. The Bank anticipates that it will complete this testing by March 31, 1999 and a detailed report of testing results will be produced. These results will be validated for accuracy by internal bank staff as well.

     The Bank is  currently  in the  process  of seeking  assurances  from third parties with whom it does business, either as to their current Year 2000 compliance or assurance that they are in the process of complying with the Year 2000 issue. For example, the Bank exchanges data with a number of other entities, such as credit bureaus, the Federal Reserve Bank, and governmental sponsored enterprises. The failure of these entities to adequately address the Year 2000 issue could adversely affect the Bank's ability to conduct its business. The risk also exists that some of the Bank's commercial borrowers may not be prepared for Year 2000 issues and may suffer financial harm as a result. This, in turn, represents risk to the Bank regarding the repayment of loans from those commercial customers. The Bank has surveyed its existing commercial customers with aggregate outstanding loan balances of $250,000 or more regarding their Year 2000 preparedness, and is now conducting follow-up interviews with its larger commercial borrowers to determine their readiness. Thus, while the Bank does not yet have specific financial data regarding the potential effect of the Year 2000 issues on its commercial customers, the Bank recognizes this as a risk and will continue to seek evidence of preparedness from its major borrowers. The Bank also has begun a process to assess Year 2000 readiness as a component of its risk evaluation for new commercial borrowers.

     While the Bank expects to complete its Year 2000 plan on a timely basis, there can be no assurance that its own systems or the systems of other companies will be completed in a timely fashion. Contingency plans are being developed for its in-house systems on a department-by-department basis in anticipation of the possibility of unplanned system difficulties. It is expected that most of these plans will provide for some type of manual record keeping and reporting procedures, and will be completed by June 30, 1999 as part of the Bank's overall contingency planning process. In preparing its contingency plan, the Bank has categorized potential events as uncontrollable and controllable. Uncontrollable events, such as loss of the global power grid and telephone service failures, will affect all companies, government and customers. These global events cannot be remedied by anyone other than the appropriate responsible party, but require the preparation of a business resumption contingency plan. The Bank has documented pre-determined actions to help it resume normal operations in the event of failure of any mission-critical service and product, as specified in the Bank's Year 2000 inventory list. For example, the Bank is ensuring the availability of cash to meet potential depositor demand due to concerns about the availability of funds after December 31, 1999. As part of its contingency planning process, the Bank will conduct a business impact analysis to identify potential disruption and the effect such disruption could have on business operations should a service provider or software vendor be unable to restore systems and/or business operations. The Bank will establish a recovery program that identifies participants, processes and equipment that might be necessary for the Bank to function adequately. The basic priorities for restoring service will be based on the essential application processing required to ensure that the Bank can continue to serve its customers. The Bank will also institute a resumption tracking system for critical operations to ensure that appropriate pre-determined actions are identified. The tracking system will also identify any required resources (equipment, personnel etc.) needed to restore operations.

     Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs for the Bank. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Bank's direct and indirect costs of addressing the Year 2000 issue are charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which are capitalized. To date, costs incurred primarily relate to the dedication of internal resources employed in the assessment and development of the Bank's Year 2000 plan, as well as the testing of hardware and software owned or licensed for its personal computers. Based on knowledge as of the date hereof, total direct and indirect Year 2000 costs are not expected to exceed $500,000, of which less than $200,000 was incurred through December 31, 1998.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Bank's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.

                           Part II.   OTHER INFORMATION
                           ----------------------------


Item 1.  Legal Proceedings

     The Bank is a defendant in a lawsuit,  Patrick Gawrysiak a/k/a Patrick Gray
v. Provident Bank, brought by a prospective purchaser of a real estate owned property, alleging breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. Although there can be no certainty as to the outcome of this matter, management believes the claim is baseless and has retained counsel to vigorously contest the claim.

     The Bank is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Bank.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27-Financial Data Schedule
               (submitted only with filing in electronic format)

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Provident Bancorp, Inc.
                                            ----------------------
                                            (Registrant)

                                            /s/ Katherine A. Dering
Date: February 9, 1999              By:     ------------------------
                                            Katherine A. Dering
                                            Senior Vice President and
                                            Chief Financial Officer