Form 10-K/A
PROVIDENT BANCORP INC/NY/
filed 1999-04-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A
                           (AMENDMENT NO. 1)


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transaction period from ___________________ to ______________________



                         Commission File Number: 0-25233

                             Provident Bancorp, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Federal                              To be applied for
----------------------------------------   -----------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


400 Rella Boulevard, Montebello, New York                10901
------------------------------------------            ------------
 (Address of Principal Executive Office)               (Zip Code)

                                    (914) 369-8040
                   ------------------------------------------------
                  (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                       None
                                     --------

              Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                 ---------------------------------------------------
                                 (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
(1) YES x/ NO
(1) YES NO x/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended September 30, 1998 were $51.0 million.

     As of January 14, 1999, there were issued and outstanding 8,280,000 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of January 29, 1999 ($12.19) was $42.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

     This amendment to the Form 10-K Annual Report of Provident Bancorp, Inc. (the "Company") is solely being filed to revise the Independent Auditors' Report of KPMG LLP to include the city and state of execution of that report.

     (a)(3) Exhibits

     99.1 Independent Auditors' Report for the Consolidated Financial Statements of Provident Bank and subsidiaries as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996.

                                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 6, 1999             PROVIDENT BANCORP, INC.
                                 (Registrant)


                                By:   \s\ Katherine A. Dering
                                       Katherine A. Dering
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Duly Authorized Representative)

                                  EXHIBIT 99.1

                          Independent Auditors' Report


The Board of Directors
Provident Bank:


We have audited the accompanying consolidated statements of financial condition of Provident Bank and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bank and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Stamford, Connecticut
November 25, 1998

        [letterhead of Luse Lehman Gorman Pomerenk & Schick appears here]


                                                                  (202) 274-2009

April 8, 1999

VIA EDGAR

Mr. David S. Lyon
Financial Analyst
United States Securities and Exchange Commission
Division of Corporation Finance
Mail Stop 4-8
Washington, DC  20549

         Re:      Provident Bancorp, Inc.
                  Form 10-K filed on February 11, 1999
                  File No.: 0-25233

Dear Mr. Lyon:

     On behalf of Provident Bancorp, Inc. (the "Company"), we are transmitting Amendment No. 1 to the Company's Form 10-K filed on February 11, 1999. This amendment is being filed in response to the comments of the staff contained in your letter of March 31, 1999. Set forth below are the Company's responses to the comment letter.

1. The Independent Auditors' Report has been revised as requested to include the city and state of issuance.

2. As discussed with the accounting staff, we respectfully request that the Company not be required to provide the requested loan and asset quality data. First, the Form 10-K related to the Company, which for the period reported upon (i.e., the year ended September 30, 1998), had no assets, no liabilities and no operations. The Company did not, in fact, commence business operations until January 7, 1999, the closing date of the mutual holding company reorganization of Provident Bank (the "Bank") and the initial public offering of the Company.

     Second, for the purpose of apprising investors in the Company as to the financial results of the Bank (which became the Company's principal operating unit on January 7, 1999), the Form 10-K included as an exhibit the Bank's September 30, 1998 year-end audited consolidated financial statements  as  well  as  management's  discussion  and  analysis  of  such consolidated financial statements. Moreover, as discussed with the accounting staff, at the

Mr. David S. Lyon
April 8, 1999
Page 2

     time  of  the  filing  of  the  Form  10-K,   these  financial   statements
     substantially reflected the consolidated financial condition of the Company as of the date of the filing of the Form 10- K.

     The Company will file in December 1999 its next report on Form 10-K. This report will contain all disclosures required by Industry Guide III, Regulation S-K and Regulation S-X.

                                      * * *

     Should you have any questions with regard to the foregoing, please do not hesitate to call the undersigned.

                                                         Respectfully,
                                                         \s\ Kenneth R. Lehman
                                                             Kenneth R. Lehman

cc:      George Strayton, President
            and Chief Executive Officer
         Katherine Dering, Senior Vice President and
            Chief Financial Officer
         Thomas Canfarotta, CPA