Form 10-Q
period 1999-03-31
PROVIDENT BANCORP INC/NY/
filed 1999-05-17
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                  ---------------------------------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

         Federal                                                 06-1537499
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                               10901
-----------------------------------------                             ----------
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
         (1)  Yes  X      No
                 ----       ----
         (2)  Yes  X      No
                 ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Classes of Common Stock                Shares Outstanding
       -----------------------                ------------------
           $0.10 per share                      8,280,000 as of
                                                April 29, 1999

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at
              March 31, 1999 and September 30, 1998                        3 - 4

           Consolidated Statements of Income for the Three Months and
              Six Months Ended March 31, 1999 and 1998                         5

           Consolidated Statement of Changes in Stockholders' Equity
           For the Six Months Ended March 31, 1999                             6

           Consolidated Statements of Cash Flows for the Six Months
              Ended March 31, 1999 and 1998                                  7-8

           Notes to Consolidated Interim Financial Statements               9-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-22

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                                  22

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.    Legal Proceedings                                                  22

Item 2.    Changes in Securities and Use of Proceeds                          22

Item 3.    Defaults upon Senior Securities                                    23

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  23

Item 6.    Exhibits and Reports on Form 8-K                                   23
           Signatures                                                         23

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
(In thousands, except share data)

                                                                                        MARCH 31,               SEPTEMBER 30,
ASSETS                                                                                     1999                      1998
                                                                                           ----                      ----

CASH AND DUE FROM BANKS                                                                  $       10,440                $    7,572
INVESTMENT SECURITIES:
   AVAILABLE  FOR SALE,  AT FAIR VALUE  (AMORTIZED  COST OF $61,699 AT MARCH 31,
   1999 AND $47,163 AT SEPTEMBER 30, 1998) HELD TO MATURITY,  AT AMORTIZED  COST
   (FAIR VALUE OF $3,923 AT MARCH 31, 1999 AND $19,262 AT  SEP61,698  30,  1998)
   48,071

                                                                                                  3,906                    19,176

         TOTAL INVESTMENT SECURITIES                                                             65,604                    67,247
                                                                                   --------------------      --------------------

MORTGAGE-BACKED SECURITIES:
   AVAILABLE FOR SALE, AT FAIR VALUE (AMORTIZED COST  OF $46,268
   AT MARCH 31, 1999 AND $49,303 AT SEPTEMBER 30, 1998)                                          46,551                    49,912
   HELD TO MATURITY, AT AMORTIZED COST (FAIR VALUE OF $63,089 AT
   MARCH 31, 1999 AND $80,410 AT SEPTEMBER 30, 1998)                                             62,724                    79,226

         TOTAL MORTGAGE-BACKED SECURITIES                                                       109,275                   129,138
                                                                                   --------------------      --------------------

    LOANS:
     RESIDENTIAL MORTGAGE LOANS                                                                 327,307                   290,334
     COMMERCIAL MORTGAGE, COMMERCIAL BUSINESS AND
      CONSTRUCTION LOANS                                                                        144,020                  115, 570
     CONSUMER LOANS                                                                              62,485                    62,669
     ALLOWANCE FOR LOAN LOSSES (NOTE 3)                                                         (5,631)                   (4,906)
         TOTAL LOANS, NET                                                                       528,181                   463,667
                                                                                   --------------------      --------------------
ACCRUED INTEREST RECEIVABLE, NET                                                                  4,252                     4,087
FEDERAL HOME LOAN BANK STOCK, AT COST                                                             3,942                     3,690
PREMISES AND EQUIPMENT, NET                                                                       7,486                     7,058
OTHER ASSETS                                                                                      9,173                     8,609
         TOTAL ASSETS                                                                       $   738,353               $   691,068
                                                                                   ====================      ====================

                                                                                     (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(In thousands, except share data)

                                                                                         MARCH 31,           SEPTEMBER 30,
                                                                                           1999                  1998
                                                                                           ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
    DEPOSITS                                                                                $   577,884               $   573,174
    BORROWINGS                                                                                   53,582                    38,646
    BANK OVERDRAFT                                                                          --                             11,285
    MORTGAGE ESCROW FUNDS                                                                        10,474                     5,887
    OTHER LIABILITIES                                                                             6,695                     6,876
         TOTAL LIABILITIES                                                                      648,635                   635,868
                                                                                   --------------------      --------------------

STOCKHOLDERS' EQUITY (NOTE 1):
PREFERRED  STOCK (PAR VALUE $0.10 PER SHARE; 10,000,000 SHARES
  AUTHORIZED; NONE ISSUED OR OUTSTANDING)                                                            --                        --
COMMON STOCK (PAR VALUE $0.10 PER SHARE; 10,000,000 SHARES
AUTHORIZED; 8,280,000 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 1999)                              828
ADDITIONAL PAID-IN CAPITAL                                                                       36,266                        --
UNALLOCATED COMMON STOCK HELD BY EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")                          (3,295)                       --
RETAINED EARNINGS                                                                                55,750                    54,291
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES OF $113 AT
  MARCH 31, 1999 AND $608 AT SEPTEMBER 30, 1998 (NOTE 4)                                            169                       909
                                                                                   --------------------      --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                              89,718                    55,200
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   738,353               $   691,068
                                                                                   ====================      ====================


   SEE  ACCOMPANYING   NOTES  TO  UNAUDITED   CONSOLIDATED   INTERIM   FINANCIAL
STATEMENTS.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)                                                              FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                            ENDED MARCH 31                    ENDED MARCH 31,
                                                                            --------------                   ---------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1999            1998            1999             1998
                                                                         ----            ----            ----             ----
INTEREST AND DIVIDEND INCOME:
    LOANS                                                                $ 9,690         $ 8,574     $ 19,203         $ 17,110
    MORTGAGE-BACKED SECURITIES                                             1,813           2,310        3,744            4,537
    INVESTMENT SECURITIES AND OTHER EARNING ASSETS                         1,060             905        2,124            1,960
                                                                         -------         -------      -------          -------
       TOTAL INTEREST AND DIVIDEND INCOME                                 12,563          11,789       25,071           23,607
                                                                         -------         -------      -------          -------
      DEPOSITS                                                             4,267           4,712        8,928            9,451
      BORROWINGS                                                             742             456        1,414              870
                                                                         -------         -------      -------          -------
       TOTAL INTEREST EXPENSE                                              5,009           5,168       10,342           10,321
                                                                         -------         -------      -------          -------

NET INTEREST INCOME                                                        7,554           6,621       14,729           13,286
PROVISION FOR LOAN LOSSES                                                    360             537          720              807
                                                                         -------         -------      -------          -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        7,194           6,084       14,009           12,479
                                                                         -------         -------      -------          -------

NON-INTEREST INCOME:
    LOAN SERVICING                                                           132             140          248              310
    BANKING SERVICE FEES AND OTHER INCOME                                    633             504        1,330            1,127
                                                                         -------         -------      -------          -------
       TOTAL NON-INTEREST INCOME                                             765             644        1,578            1,437
                                                                         -------         -------      -------          -------

NON-INTEREST EXPENSE:
     COMPENSATION AND EMPLOYEE BENEFITS                                    3,027           2,561        5,960            4,903
     OCCUPANCY AND OFFICE OPERATIONS                                         838             776        1,678            1,534
     ADVERTISING AND PROMOTION                                               389             275          678              550
     FEDERAL DEPOSIT INSURANCE COSTS                                          75              73          147              173
     DATA PROCESSING                                                         222             214          526              397
     AMORTIZATION OF BRANCH PURCHASE PREMIUMS                                430             394          860              771
     OTHER                                                                 1,651             923        3.257            1,836
                                                                         -------         -------      -------          -------
         TOTAL NON-INTEREST EXPENSE                                        6,632           5,216       13,106           10,164
                                                                         -------         -------      -------          -------

INCOME BEFORE INCOME TAX EXPENSE                                           1,327           1,512        2,481            3,752
INCOME TAX EXPENSE                                                           492             551          919            1,427
                                                                         -------         -------      -------          -------
NET INCOME                                                              $    835         $   961    $   1,562        $   2,325
                                                                         =======         =======      =======          =======
   BASIC AND DILUTED EARNINGS PER COMMON SHARE,
    FROM DATE OF STOCK CONVERSION (JANUARY 7, 1999)                     $   0.10
                                                                         =======
    (NOTE 5)


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 1999
(Unaudited)
(In thousands,  except share data)

                                                                                                                Accumulated
                                                                       Additional                Unallocated      Other
                                               Preferred     Common     Paid-In      Retained      ESOP        Comprehensive
                                                Stock        Stock      Capital      Earnings     Shares          Income       Total
                                                -----        -----      -------      --------     ------          ------       -----

 Balance at September 30, 1998        $    --    $       --   $       --     $    54,291   $       --      $    909    $   55,200
 Net income for the six-month period

 Issuance of 8,280,000 common              --            --           --           1,562           --          --           1,562
  shares (Note 1)
                                           --            828        36,273           --            --          --          37,101
 Initial capitalization of Provident
  Bancorp, MHC
                                           --            --           --            (100)          --          --             (100)
 Shares purchased by ESOP
 (309,120 shares)
                                           --            --           --             --         (3,760)        --          (3,760)
 ESOP shares released for
  allocation (38,640 shares)
                                           --            --           (7)            --            465         --              458
 Decrease in net unrealized gain on
  securities available for sale, net
  of taxes of $495

                                           --            --           --             --            --        (740)          (740)
 Other                                     --            --           --             (3)           --          --             (3)
 Balance at March 31, 1999             $   --    $      828  $    36,266     $   55,750    $    (3,295)     $ 169     $   89,718


See accompanying notes to unaudited consolidated interim financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                            For the Six Months Ended
(In thousands)                                                                 March 31,
                                                                      1999                 1998
                                                                      ----                 ----
Cash flows from operating activities:
     Net income                                                        $  1,562            $    2,325
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Net amortization of premiums and discounts
         on securities                                                      104                   121
         Depreciation and amortization of premises
         and  equipment                                                     744                   688
         ESOP expense                                                       458                   ---
         Provision for loan losses                                          720                   807
         Amortization of branch purchase premiums                           860                   771
         Proceeds from sales of loans held for sale                      14,060                 1,578
         Originations of loans held for sale                           (12,155)               (2,892)
         Deferred income tax benefit                                      (240)                 (591)
         Net changes in accrued interest receivable
          and payable                                                       191                   238
         Net decrease in other liabilities                                (536)                 (368)
         Other adjustments, net                                           (833)                  (53)
                                                                      ----------             --------
              Net cash provided by operating activities                   4,935                 2,624
                                                                      ----------             --------

Cash flows from investing activities:
  Purchases of securities:
         Investment securities available for sale                      (33,588)                   ---
         Investment securities held to maturity                             ---               (8,061)
         Mortgage-backed securities available for sale                  (5,016)              (13,100)
         Mortgage-backed securities held to maturity                        ---              (12,398)
  Proceeds from maturities, calls and principal payments:
         Investment securities available for sale                        19,000                11,000
         Investment securities held to maturity                          15,292                 5,006
         Mortgage-backed securities available for sale                    8,217                 2,509
         Mortgage-backed securities held to maturity                     16,789                18,778
  Proceeds from sales of investment securities available
     for sale                                                               ---                 5,997
  Loan originations                                                   (121,886)              (83,170)
  Loan repayments                                                        54,431                58,849
  Purchases of Federal Home Loan Bank stock                               (252)                  (49)
  Proceeds from sales of real estate owned                                  213                   350
  Purchases of premises and equipment                                   (1,456)                 (373)
                                                                      ----------             --------
                 Net cash used in investing activities                 (48,256)              (14,662)
                                                                      ----------             --------

                                                                                 (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)



                                                                                 For the Six Months Ended
                                                                                        March 31,

                                                                                1999                  1998
                                                                           ---------------       ---------------


Cash flows from financing activities:
  Net increase in deposits                                                        $  4,710             $  25,491
  Net increase in borrowings                                                        14,936                 1,979
  Net decrease in bank overdraft                                                  (11,285)              (17,623)
  Net increase in mortgage escrow funds                                              4,587                 4,339
  Net proceeds from stock offering                                                  37,101                   ---
  Shares purchased by ESOP                                                         (3,760)                   ---
  Initial capitalization of Provident Bancorp, MHC                                   (100)                   ---
  Net cash provided by financing activities                                         46,189                14,186
                                                                            --------------      ----------------

Net increase in cash and cash equivalents                                            2,868                 2,148

Cash and cash equivalents at beginning of  period                                    7,572                 9,191

Cash and cash equivalents at end of period                                         $10,440               $11,339
                                                                            ==============      ================

Supplemental information:
  Interest paid                                                             $       10,502      $          10,481
  Income taxes paid                                                                  1,446                 2,005
  Transfers of loans receivable to real estate owned                                   311                   231
                                                                            ==============      ================

See accompanying notes to unaudited consolidated interim financial statements.

PROVIDENT BANCORP, INC.

NOTES TO  CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.  Reorganization and Offering
-------------------------------

     On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc., the Bank's holding company (the "Company"), issued a total of 8,280,000 common shares, consisting of 3,864,000 shares sold to the public and 4,416,000 shares issued to Provident Bancorp, MHC. The Company raised net proceeds of $37.1 million (gross proceeds of $38.6 million less offering costs of $1.5 million) from the sale of shares to the public. The Ban s Employee Stock Ownership Plan ("ESOP"), which did not purchase shares in the offering, was authorized to purchase 8% of the shares issued to the public, or approximately 309,120 shares. The ESOP completed its purchase of all authorized shares in the open market during January and February of 1999.

2.    Basis of Presentation
---------------------------

     The reorganization and stock offering were completed subsequent to September 30, 1998. Therefore, the results of operations and the financial condition for the most recent quarter are reported on a consolidated basis for the Company and the Bank (collectively, the "Company"). Financial information for earlier periods pertains to the Bank.

     The financial statements included herein have been prepared by the management without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the interim periods ended March 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1999.

     The interim unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements for the fiscal year ended September 30, 1998, and with the prospectus dated November 12, 1998.

3.    Allowance for Loan Losses
-------------------------------

     The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

     The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. Management's evaluations, which are subject to periodic review by the Company's regulators, take into consideration such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.


Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                         Three Months                   Six Months
                                        Ended March 31,               Ended March 31,

                                      1999          1998           1999          1998
                                      ----          ----           ----          ----
                                                     (In thousands)
Balance at beginning of period        $ 5,353       $ 4,009        $  4,906      $ 3,779
Provision for loan losses                 360           537             720          807
Charge-offs                              (132)         (219)           (177)       (268)
Recoveries                                 50           179             182         188
                                         ----         -----      -----------    --------
Balance at end of period              $  5,631      $ 4,506        $  5,631      $ 4,506
                                     ---------      -------        ---------     --------



4.   Comprehensive Income
-------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income was $822,000 and $2.4 million for the six months ended March 31, 1999 and 1998, respectively, and $465,000 and $971,000 for the three months ended Marc 31, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain on securities available for sale during the applicable periods. Accumulated other comprehensive income in the consolidated statements of financial condition represents the after-tax net unrealized gain on securities available for sale as of March 31, 1999 and September 30, 1998.


5.   Earnings Per Common Share
------------------------------

     The Company completed the reorganization and offering on January 7, 1999. As a result, earnings per share data has been presented for only the three month period following the offering. Weighted average common shares of 8,091,756 were used in calculating basic and diluted earnings per share for the quarter ended March 31, 1999. In computing both basic and diluted earnings per share, outstanding shares include all shares issued to the mutual holding company but exclude unallocated ESOP shares that have not been committed to be released to participants.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, unanticipated Year 2000 issues, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, and the effect of new accounting pronouncements and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Comparison of Financial Condition at March 31, 1999 and September 30, 1998

     Total assets increased to $738.4 million at March 31, 1999 from $691.1 million at September 30, 1998, an increase of $47.3 million, or 6.8%. The asset growth was primarily attributable to a $64.5 million increase in loans receivable, partially offset by a $19.9 million decrease in mortgage-backed securities.

     Net loans receivable increased by $64.5 million in the six months ended March 31, 1999 primarily due to an increase of $38.5 million in fixed-rate residential mortgage loans and an overall increase of $28.5 million in the commercial loan portfolio. The increase in the commercial loan portfolio was attributable to increases in commercial mortgage loans of $18.3 million, multi-family loans of $3.7 million and commercial business loans of $8.4 million, which were partially offset by a decrease in construction and land loans of $1.9 million. Partially offsetting the above increases were decreases of $1.5 million in adjustable-rate residential mortgage loans and $184,000 in total consumer loans. The allowance for loan losses increased by $725,000 to $5.6 million at March 31, 1999 from $4.9 million at September 30, 1998.

     The total securities portfolio decreased by $21.5 million to $174.9 million at March 31, 1999 from $196.4 million at September 30, 1998. This decrease reflects a $1.6 million decrease in investment securities and a $19.9 million decrease in mortgage-backed securities.

     Total deposits increased by $4.7 million to $577.9 million at March 31, 1999 from $573.2 million at September 30, 1998. Total transaction account balances increased $13.1 million, or 14.3%, in the six months ended March 31, 1999, and total savings account balances increased by $1.8 million, or 1.2%. Total certificates of deposit decreased $12.3 million, or 5.0%, to $236.8 million at March 31, 1999 from $249.2 million at September 30, 1998. Borrowings increased $14.9 million to $53.6 million at March 31, 1999 from $38.7 million at September 30, 1998 while the bank overdraft liability decreased $11.3 million during the six-month period. Deposit growth was impacted by the stock offering, since nearly one third of the stock purchases were funded from the Bank's customer deposits.

     Total equity increased $34.5 million to $89.7 million at March 31, 1999 from $55.2 million at September 30, 1998, reflecting the infusion of $37.1 million in net proceeds from the stock offering, which closed in January, and net income of $1.6 million. Partially offsetting these increases was a decrease of $740,000 in accumulated other comprehensive income (after-tax net unrealized gains on available-for-sale securities) and the establishment of the ESOP and subsequent transactions which resulte in a net decrease in total equity of $3.3 million.


Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998

     Net income for the three months ended March 31, 1999 was $835,000 or $0.10 per common share, a decrease of $126,000 or 13.1% from net income of $961,000 for the three months ended March 31, 1998. The decrease was due primarily to increases in non-interest expenses (including expenses associated with the conversion to a new computer system), partially offset by an increase in net interest income. Excluding the impact of costs of $522,000 related to the conversion to a new computer system, net income would have been approximately $1.2 million (or $0.14 per common share) for the quarter ended March 31, 1999.

     Interest Income. Interest income increased by $774,000 or 6.6%, to $12.6 million for the three months ended March 31, 1999 from $11.8 million for the three months ended March 31, 1998. The increase was primarily due to a $1.1 million or 13.0% increase in income from loans, partially offset by a $497,000 or 21.5% decrease in income from mortgage-backed securities. The increase in income from loans was attributable to a $94.5 million increase in the average balance to $515.0 million from $420.6 million, partially offset by a 64 basis point decrease in the average yield from 8.27% to 7.63%. The continued growth of the one-to-four family residential mortgage loan portfolio was responsible for the majority of the loan increase, together with a $26.2 million or 28.6% increase in the average commercial loan portfolio. The decrease in income from mortgage-backed securities was attributable to a $29.7 million decrease in the average balance to $113.0 million from $142.7 million, combined with a 6 basis point decrease in the average yield to 6.51% from 6.57%.

     Interest Expense. Interest expense decreased by $159,000 or 3.1%, to $5.0 million for the three months ended March 31, 1999 from $5.2 million for the three months ended March 31, 1998. This decrease was the result of a 37 basis point decrease in the average rate paid on total interest-bearing liabilities in the 1999 period compared to the 1998 period, which was more than offset by a $38.1 million or 7.0% increase in the average balance over the same period. The decrease in total interest expens resulted primarily from a $280,000 decrease in interest expense on certificates of deposit to $2.9 million from $3.2 million, primarily due to a 44 basis point decrease in the average rate paid to 4.91% from 5.35%. In addition, interest expense on savings deposits decreased by $131,000 to $804,000 from $935,000 due to a 38 basis point decrease in the average rate paid on such deposits to 1.97% from 2.35%, offset, in part, by a $3.9 million increase in the average balance to $165.2 million from $161.3 million. Interest expense on borrowings from the Federal Home Loan Bank ("FHLB") increased, as the average balance of such borrowings increased by $24.4 million to $54.6 million for the 1999 period, from $30.2 million in 1998, offset, in part, by a decrease of 61 basis points in the average rate paid to 5.52% from 6.13%.

     Net Interest Income. For the three months ended March 31, 1999 and 1998, net interest income was $7.6 million and $6.6 million, respectively. The $1.0 million increase in net interest income was primarily attributable to a $43.3 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by a 7 basis point decline in the net interest rate spread to 3.72% from 3.79%. The Company's net interest margin increased to 4.34% in the three months ended March 31, 1999 from 4.30% in the three months ended March 31, 1998.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $360,000 and $537,000 in loan loss provisions during the three months ended March 31, 1999 and 1998, respectively. The provision in the current quarter reflects continued loan growth, including commercial mortgage and commercial business loans, and an increase in non-performing loans to $7.8 million at March 31, 1999 from $6.1 million at September 30, 1998. The loan loss provision for the quarter ended March 31, 1998 included $250,000 for one large commercial real estate loan, which was subsequently charged off.

     The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                                                       March 31,        September 30,
                                                                          1999              1998
                                                                          ----              ----
                                                                             (Dollars In Thousands)

Non-performing loans:
   First mortgage loans:

        One-to-four family                                             $   3,284      $   2,965
        Multi-family                                                         140             --
        Commercial mortgage                                                1,886            871
        Construction and land                                              1,269          1,256
             Total first mortgage loans                                    6,579          5,092


  Consumer loans                                                            650            647
  Commercial business loans                                                 537            368

            Total non-performing loans                                     7,766          6,107
                                                                    ------------    -----------


Real estate owned:

        One-to-four family                                                   382             92
        Commercial real estate                                                21            274
             Total real estate owned                                         403            366
                                                                    ------------    -----------


Total non-performing assets                                           $   8,169     $   6,473
                                                                    ===========     =========



Ratios:

        Non-performing loans to total loans                                1.47%          1.32%
        Non-performing assets to total assets                               1.11           0.94
        Allowance for loan losses to total non-performing loans            72.51          80.33
        Allowance for loan losses to total loans                            1.07           1.06
                                                                    ============    ===========


         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income for the three months ended March 31, 1999 increased $121,000 or 18.8%, to $765,000 for the three months ended March 31, 1999 from $644,000 for the three months ended

March 31, 1998. The gain on sale of loans increased by $38,000 to $46,000 for the three months ended March 31, 1999 from $8,000 for the three months ended March 31, 1998. Loan sales increased in the current quarter as the result of the Company's strategy to limit the amount of its longer duration loans outstanding, which is part of its overall interest rate risk management policy.

     Non-Interest Expenses. Non-interest expenses increased by $1.4 million or 27.2%, to $6.6 million for the three months ended March 31, 1999 from $5.2 million for the three months ended December 31, 1998. The increase was primarily due to $522,000 in incremental costs associated with the recent conversion to a new computer system. These costs included overtime, temporary help and consulting fees as well as direct costs for data center, data processing and other conversion expenses.

     Total compensation and employee benefits expense increased $466,000 or 18.2% due, in part, to higher salary expense of $225,000. The higher expense reflects new branch and product expansion, as well as higher overtime and temporary help expense of $98,000.

     Total advertising and promotion expenses increased $114,000 or 41.5%, to $389,000 in the current quarter from $275,000 in the quarter ended March 31, 1998 primarily as a result of the timing of expenditures. Other non-interest expenses increased $686,000 to $1.6 million for the three months ended March 31, 1999 from $905,000 for the three months ended March 31, 1998. This increase includes the $522,000 of conversion costs for the new data processing system referred to above.

     Income Taxes. Income tax expense was $492,000 for the three months ended March 31, 1999 compared to $551,000 for the same period in 1998. The effective tax rates were 37.1% and 36.4%, respectively.


Comparison of Operating Results for the Six Months Ended March 31, 1999 and March 31, 1998

     Net income for the six months ended March 31, 1999 was $1.6 million, a decrease of $763,000 or 32.8%, from net income of $2.3 million for the six months ended March 31, 1998. The decrease was due primarily to increases in non-interest expenses (including expenses associated with the conversion to a new computer system and the establishment of the ESOP), partially offset by an increase in net interest income. Excluding the impact of costs of $1.5 million related to the conversion to a new computer system and the establishment of the ESOP, net income would have been approximately $2.5 million for the six-month period ended March 31, 1999.

     Interest Income. Interest income increased by $1.5 million or 6.2%, to $25.1 million for the six months ended March 31, 1999 from $23.6 million for the six months ended March 31, 1998. The increase was primarily due to a $2.1 million or 12.2% increase in income from loans, partially offset by a $793,000 or 17.5% decrease in income from mortgage-backed securities. The increase in income from loans was attributable to a $83.7 million increase in the average balance to $497.4 million from $413.7 million, partially offset by a 55 basis point decrease in the average yield from 8.29% to 7.74%. The continued growth of the one-to-four family residential mortgage loan portfolio was responsible for the majority of the loan increase, together with a $22.4 million or 25.1% increase in the average commercial loan portfolio. The decrease in income from mortgage-backed securities was attributable to a $20.1 million decrease in the average balance to $118.5 million from $138.5 million, combined with a 23 basis point decrease in the average yield to 6.34% from 6.57%.

     Interest Expense. Interest expense was $10.3 million for the six months ended March 31, 1999 and 1998. This stable expense was the net result of a $43.2 million or 8.1% increase in the average balance of total interest-bearing liabilities in the 1999 period compared to the 1998 period, substantially offset by a 28 basis point decrease in the average rate paid on such liabilities over the same period. Interest expense on borrowings from the FHLB increased by $544,000 due to an increase of $20.9 million in the average balance of such borrowings to $50.6 million from $29.7 million, offset, in part, by a decrease of 27 basis points in the average rate paid to 5.60% from 5.87%. The higher interest expense on borrowings was partially offset by a decrease of $284,000 in interest expense on certificates of deposit to $6.1 million from $6.4 million. This decrease was due to a 32 basis point decrease in the average rate paid to 5.02% from 5.34%, offset, in part, by a $4.1 million increase in the average balance to $242.8 million from $238.7 million. Also partially offsetting the higher interest expense on borrowings was a decrease of $147,000 in interest expense on savings deposits to $1.6 million from $1.8 million. This decrease was due to a 25 basis point decrease in the average rate paid to 1.99% from 2.24% offset, in part, by a $5.1 million increase in the average balance to $165.2 million from $160.1 million.

     Net Interest Income. For the six months ended March 31, 1999 and 1998, net interest income was $14.7 million and $13.3 million, respectively. The $1.4 million increase in net interest income was primarily attributable to a $30.0 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by an 11 basis point decline in the net interest rate spread to 3.71% from 3.82%. The Company's net interest margin decreased to 4.28% in the six months ended March 31, 1999 from 4.32% in the six months ended March 31, 1998.

     Provision for Loan Losses. The Company recorded $720,000 and $807,000 in loan loss provisions during the six months ended March 31, 1999 and 1998, respectively. The provisions reflect continued loan portfolio growth in both six-month periods; the higher level of non-performing loans in the current year period; and the $250,000 provision in the prior year period for a commercial real estate loan, as previously discussed.

     Non-Interest Income Total non-interest income for the six months ended March 31, 1999 increased $141,000 or 9.8%, to $1.6 million from $1.4 million for the six months ended March 31, 1998. The gain on sale of loans increased by $141,000 to $159,000 for the six months ended March 31, 1999 from $18,000 for the six months ended March 31, 1998. Loan sales increased in the current six-month period as the result of the Company's strategy to limit the amount of its longer duration loans outstanding, which is part of its overall interest rate risk management policy. In addition, deposit related fees increased by $116,000 to $1.3 million from $1.2 million. The higher gain on loan sales and increased deposit related fees were partially offset by a loss of $79,000 on the early disposal of fixed assets in the six months ended March 31, 1999.

     Non-Interest Expenses. Non-interest expenses increased by $2.9 million or 28.9%, to $13.1 million for the six months ended March 31, 1999 from $10.2 million for the six months ended March 31, 1998. The increase was primarily due to $1.1 million in incremental costs associated with the recent conversion to a new computer system.

     The increase in total non-interest expenses for the first six months of the current year also reflects ESOP costs of $458,000 in the compensation and employee benefits category. The ESOP was established during 1998. A total of 30,912 ESOP shares (or 10% of total ESOP shares) was allocated to participants for the plan year ended December 31, 1998 and, accordingly, the entire amount of compensation expense related to this allocation ($371,000) was recognized in the quarter ended December 31, 1998 ESOP expense of $87,000 was recognized in the quarter ended March 31, 1999 for the portion of shares committed to be released to participants for the calendar 1999 plan year.

     Total occupancy and office operations expenses increased $144,000 or 9.4%, to $1.7 million for the six months ended March 31, 1999 from $1.5 million for the six months ended March 31, 1998. Total amortization of branch purchase premiums increased $89,000 or 11.5%, to $860,000 in the current six month period from $771,000 for the six months ended March 31, 1998. Other non-interest expenses increased $1.4 million to $3.2 million for the six months ended March 31, 1999 from $1.8 million for the six months ended March 31, 1998. This increase includes $920,000 of the total conversion costs for the new data processing system referred to above, $58,000 in interest on stock subscription proceeds and $66,000 for higher recruitment expenses.

     Income Taxes. Income tax expense was $919,000 for the six months ended March 31, 1999 compared to $1.4 million for the same period in 1998. The effective tax rates were 37.0% and 38.0%, respectively.

Liquidity and Capital Resources

     The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, borrowings and proceeds from maturities of securities and short-term investments and the sale of fixed-rate loans in the secondary mortgage market. While maturities and scheduled amortization of loans and securities, and proceeds from borrowings, are predictable sources of funds, other funding sources such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 1999 and 1998, loan originations totaled $79.5 million and $27.2 million, respectively; purchases of mortgage-backed securities totaled $5.0 million and $25.5 million, respectively; and purchases of investment securities totaled $33.6 million and $8.1 million, respectively. These investing activities were funded primarily by deposit growth and by principal repayments on loans and securities. Also, although not routinely a source of funds, net proceeds from the stock offering of $37.1 million were received in the six months ended March 31, 1999, including stock purchases funded from Bank savings accounts and certificates of deposit. Loan sales totaling $14.1 million provided an additional source of liquidity during the six months ended March 31, 1999. There were no commitments to sell fixed-rate residential loans at March 31, 1999. Loan origination commitments totaled $25.8 million at March 31, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the six months ended March 31, 1999 was $4.7 million, compared to $25.5 million for the six months ended March 31, 1998. Based upon its prior experience and current pricing strategy, the Company believes that a significant portion of such deposits will remain with the Company.

     The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $53.6 million at March 31, 1999.

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $73.7 million, or 10.0% of adjusted assets (which is above the required level of $21.9 million, or 3.0%) and a risk-based capital level of $79.1 million, or 18.1% of risk-weighted assets (which is above the required level of $34.9 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

     The following table sets forth the Bank's regulatory capital position at March 31, 1999 and September 30, 1998, compared to OTS requirements. The increase in the Bank's capital level during the six months ended March 31, 1999 primarily reflects the Bank's issuance of its common stock to the holding company for $24.0 million, representing a portion of the net proceeds raised in the stock offering. The remainder has been retained and invested by the holding company, after funding the ESOP shares.


                                                     OTS Requirements
                                          --------------------------------------
                                           Minimum Capital   For Classification
                           Bank Actual        Adequacy       as Well Capitalized
                         ---------------   ---------------   -------------------
                         Amount    Ratio   Amount    Ratio   Amount     Ratio
                         ------    -----   ------    -----   ------     -----
                                       (Dollars in thousands)

March 31, 1999
--------------------

Tangible capital        $73,682     10.0% $10,968    1.5 % $--           --   %
Tier 1 (core) capital   $73,682     10.0   21,935    3.0    36,559      5.0
Risk-based capital:
     Tier 1             $73,682     16.8     --       --    26,189      6.0
     Total              $79,138     18.1   34,919    8.0    43,649     10.0

September 30, 1998

Tangible capital        $50,626      7.4% $10,301    1.5 % $--           --   %
Tier 1 (core) capital    50,626      7.4   20,601    3.0    34,335      5.0
Risk-based capital:
  Tier 1                 50,626     12.9     --       --    23,472      6.0
  Total                  55,532     14.2   31,296    8.0    39,120     10.0

Year 2000 Considerations
(The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.)

     The Company, like all companies that utilize computer technology, is facing the significant challenge of ensuring that its computer systems will be able to process time-sensitive data accurately beyond the Year 1999 (referred to as the "Year 2000 issue"). The Year 2000 issue has arisen since many existing computer programs use two digits rather than four in date fields that define the year. Such computer programs may recognize a date field using 00 as the Year 1900 rather than the Year 2000. Software, hardware and equipment both within and outside the Company's direct control (and with which the Company interfaces either electronically or operationally), are likely to be affected by the Year 2000 issue.

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue, and has developed an implementation plan (including establishing priorities for mission-critical applications) to modify or replace the affected systems and test them for Year 2000 readiness. The Company's plan includes actions to identify Year 2000 issues attributable to its own systems as well as those of third parties who supply products and services to the Company, or who have material business relationships with the Company.

     The Company realizes that the Year 2000 issue extends beyond the computer systems associated with its operations. The Company has identified and begun a process of quantifying certain external risks posed by the Year 2000 problem. The Company's Year 2000 plan addresses each identified external risk and, in cases where risks may be high, the Company has begun to take action to protect its interests, including establishing contingency plans to be activated in the event of system failures. In addition to its internal efforts, the Company has employed the services of an outside consulting firm to help it with this planning effort. Although no guaranty can be given that all internal systems and/or third parties will be prepared for the Year 2000 issue, the actions being taken by the Company in response to Year 2000 issues are consistent with the guidelines set forth in policy statements issued by the bank regulatory agencies.

     The Company has identified six mission-critical systems including its core data processing system for loans, deposits and the general ledger. In November 1998, the Company converted to a new core system which it believes will enhance the quality of its information technology and result in improved customer service. Like the Company's prior core system, the new system is maintained by a third-party vendor. The Company has completed it own testing of the core system. A detailed report of testin results has been produced, and the results have been validated for accuracy by internal staff.

     The Company has obtained assurances from certain third parties with whom it does business, either as to their current Year 2000 compliance or assurance that they are in the process of addressing the Year 2000 issue. For example, the Company exchanges data with a number of other entities, such as credit bureaus, the Federal Reserve Bank, and governmental sponsored enterprises. The failure of these entities to adequately address the Year 2000 issue could adversely affect the Company's ability to conduct its business. The risk also exists that some of the Company's commercial borrowers may not be prepared for Year 2000 issues and may suffer financial harm as a result. This, in turn, represents risk to the Company regarding the repayment of loans from those commercial customers. The Company has surveyed its existing commercial customers with aggregate outstanding loan balances of $250,000 or more regarding their Year 2000 preparedness, and has conducted follow-up interviews with its larger commercial borrowers to determine their readiness. While the Company does not have specific financial data regarding the potential effect of the Year 2000 issues on its commercial customers, the Company recognizes this as a risk and will continue to seek evidence of preparedness from its major borrowers. During the past 6 months, the Company also has been assessing Year 2000 readiness as a component of its risk evaluation for new commercial borrowers.

     While the Company expects to complete its Year 2000 plan on a timely basis, there can be no assurance that required remediation, if any, of its own systems or the systems of other companies will be identified or completed in a timely fashion. Contingency plans are being developed for its in-house systems on a department-by-department basis in anticipation of the possibility of unplanned system difficulties. It is expected that most of these plans will provide for some type of manual record keeping and reporting procedures, and will be completed by June 30, 1999 as part of the Company's overall contingency planning process. In preparing its contingency plan, the Company has categorized potential events as uncontrollable and controllable. Uncontrollable events, such as loss of electric power and telephone service failures, will affect all companies, government and customers. These uncontrollable events cannot be remedied by anyone other than the appropriate responsible party, but require th preparation of a business resumption contingency plan.

     The Company has documented pre-determined actions to help it resume normal operations in the event of failure of any mission-critical service and product, as specified in the Company's Year 2000 inventory list. For example, the Company is reviewing the availability of cash to meet potential depositor demand due to concerns about the availability of funds after December 31, 1999. As part of its contingency planning process, the Company will conduct a business impact analysis to identify potentially disruptive events and the effect such disruption could have on business operations should a service provider or software vendor be unable to restore systems and/or business operations. The Company will establish a recovery program by June 30, 1999 that identifies participants, processes and equipment that might be necessary for the Company to function adequately. The basic priorities for restoring service will be based on the essential application processing required to ensure that the Company can continue to serve its customers. The Company is also in the process of instituting a resumption tracking system for critical operations to ensure that appropriate pre-determined actions are identified. The tracking system will also identify any required resources (equipment, personnel etc.) needed to restore operations.

     Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs for the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Company's direct and indirect costs of addressing the Year 2000 issue are charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which are capitalized. To date, costs incurred primarily relate to the dedication of internal resources employed in the assessment and development of the Company's Year 2000 plan, as well as the testing of hardware and software owned or licensed for its personal computers. Based on knowledge as of the date hereof, total direct and indirect Year 2000 costs are not expected to exceed $500,000, of which less than $200,000 was incurred through March 31, 1999.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.



                           Part II. OTHER INFORMATION
                           --------------------------


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

     The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the consolidated financial condition and operations.

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

                            Provident Bancorp, Inc.
                            -----------------------
                            (Registrant)

Date May 14, 1999   By:     /s/ Katherine A. Dering
                            ----------------------------------
                            Katherine A. Dering
                            Senior Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer and duly
                            authorized representative)