Form 10-Q
period 1999-06-30
PROVIDENT BANCORP INC/NY/
filed 1999-08-13
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from __________ to
                                   __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                             06-1537499
(State or Other Jurisdiction of                          (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                              10901
-------------------------------------------                            -----
(Address of Principal Executive Office)                             ( Zip Code)

                                 (914) 369-8040
               (Registrant's Telephone Number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         (1)  Yes  X      No
         (2)  Yes  X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Classes of Common Stock                Shares Outstanding
                $0.10 per share                      8,280,000 as of
                                                      June 30, 1999

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated  Statements of Financial  Condition at June 30,
        1999 and September 30, 1998                                        3 - 4

      Consolidated Statements of Income for the Three Months and
         Nine Months Ended June 30, 1999 and 1998                             5

      Consolidated Statement of Changes in Stockholders' Equity
      For the Nine Months Ended June 30, 1999                                  6

      Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 1999 and 1998                                      7 - 8

      Notes to Consolidated Interim Financial Statements                  9 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 11 - 22

Item 3. Quantitative and Qualitative Disclosures
     about Market Risk                                                        22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities and Use of Proceeds                             23

Item 3. Defaults upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K 23 Signatures                        23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)

                                                                                                June 30,            September 30,
Assets                                                                                           1999                   1998
------                                                                                           ----                   ----

Cash and due from banks                                                                       $ 10,994                  $ 7,572
Investment securities:
   Available for sale, at fair value (amortized cost  of $90,561 at
   June 30, 1999 and $47,163 at September 30, 1998)                                             89,072                 48,071
   Held to maturity, at amortized cost (fair value of $3,878 at
   June 30, 1999 and $19,262 at September 30, 1998)                                              3,901                 19,176

                                                                                    -------------------    -------------------
         Total investment securities                                                            92,973                 67,247
                                                                                    -------------------    -------------------

Mortgage-backed securities:
   Available for sale, at fair value (amortized cost  of $55,782 at
   June 30, 1999 and $49,303 at September 30, 1998)                                             55,506                 49,912
   Held to maturity, at amortized cost (fair value of $57,372 at
   June 30, 1999 and $80,410 at September 30, 1998)                                             57,509                 79,226

                                                                                    -------------------    -------------------
         Total mortgage-backed securities                                                      113,015                129,138
                                                                                    -------------------    -------------------

Loans:
   Residential mortgage loans                                                                  339,669                290,334
   Commercial mortgage, commercial business and construction loans
                                                                                               161,799               115, 570
   Consumer loans                                                                               66,155                 62,669
   Allowance for loan losses (Note 3)                                                          (5,495)                (4,906)
                                                                                    -------------------    -------------------
         Total loans, net                                                                      562,128                463,667
                                                                                    -------------------    -------------------
Accrued interest receivable, net                                                                 5,208                  4,087
Federal Home Loan Bank stock, at cost                                                            5,703                  3,690
Premises and equipment, net                                                                      7,567                  7,058
Other assets                                                                                     9,148                  8,609
                                                                                    ===================    ===================
         Total assets                                                                        $ 806,736              $ 691,068
                                                                                    ===================    ===================



Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(In thousands, except share data)
                                                                                               June 30,          September 30,
Liabilities and Stockholders' Equity                                                            1999                 1998
------------------------------------                                                            ----                 ----
  Liabilities:
    Deposits                                                                                 $ 581,244              $ 573,174
    Borrowings and overdrafts                                                                  111,845                 49,931
    Mortgage escrow funds                                                                       15,928                  5,887
    Other liabilities                                                                            8,141                  6,876
                                                                                    -------------------    -------------------
         Total liabilities                                                                     717,158                635,868
                                                                                    -------------------    -------------------

Stockholders' equity (Note 1):
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                                           --                 --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued and outstanding at March 31, 1999)                           828                 --
Additional paid-in capital                                                                      36,240                 --
Unallocated common stock held by employee stock ownership plan ("ESOP")
                                                                                               (3,196)                 --
Retained earnings                                                                               56,764                 54,291
Accumulated other comprehensive income (loss), net of taxes of $(706) at June 30,
   1999 and $608 at September 30, 1998                                                          (1,058)                   909
   (Note 4)

                                                                                    -------------------    -------------------
         Total stockholders' equity                                                             89,578                 55,200
                                                                                    ===================    ===================
         Total liabilities and stockholders' equity                                          $ 806,736              $ 691,068
                                                                                    ===================    ===================

   See  accompanying   notes  to  unaudited   consolidated   interim   financial
statements.

                                       4


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                      For the Three Months Ended        For the Nine Months Ended
                                                                 ---------------------------       -------------------------
(In thousands, except per share data)                                      June 30,                         June 30,
                                                                           --------                         --------
                                                                           1999          1998               1999           1998
                                                                           ----          ----               ----           ----
Interest and dividend income:
    Loans                                                              $ 10,204       $ 8,852           $ 29,407       $ 25,962
    Mortgage-backed securities                                            1,776         2,211              5,520          6,748
    Investment securities and other earning assets                        1,191         1,069              3,315          3,029
       Total interest and dividend income                        --------------   -----------         ----------       --------
                                                                         13,171        12,132             38,242         35,739
                                                                 --------------   -----------         ----------       --------
Interest expense:
      Deposits                                                            4,198         4,864             13,126         14,315
      Borrowings                                                          1,051           424              2,465          1,294
       Total interest expense                                    --------------   -----------         ----------       --------
                                                                          5,249         5,288             15,591         15,609
                                                                 --------------   -----------         ----------       --------

Net interest income                                                       7,922         6,844             22,651         20,130
Provision for loan losses                                                   420           540              1,140          1,347
Net interest income after provision for loan losses              --------------   -----------         ----------       --------
                                                                          7,502         6,304             21,511         18,783
                                                                 --------------   -----------         ----------       --------

Non-interest income:
    Loan servicing                                                          154           133                402            443
    Banking service fees and other income                                   533           728              1,863          1,855
       Total non-interest income                                 --------------   -----------         ----------       --------
                                                                            687           861              2,265          2,298
                                                                 --------------   -----------         ----------       --------

Non-interest expense:
     Compensation and employee benefits                                   3,066         2,598              9,026          7,501
     Occupancy and office operations                                        847           812              2,525          2,346
     Advertising and promotion                                              322           275              1,000            825
     Federal deposit insurance costs                                         82            63                229            246
     Data processing                                                        327           215                853            612
     Amortization of branch purchase premiums                               430           430              1,290          1,201
     Other                                                                1,443         1,074              4,700          2,910
         Total non-interest expense                              --------------   -----------     --------------       --------
                                                                          6,517         5,479             19,623         15,641
                                                                 --------------   -----------         ----------       --------

Income before income tax expense                                          1,672         1,688              4,153          5,440
Income tax expense                                                          545           569              1,464          1,996
Net income                                                       ==============   ===========     ==============       ========
                                                                        $ 1,127       $ 1,119            $ 2,689        $ 3,444
Basic and diluted earnings per common share, for periods
   beginning  after date of stock  conversion  (January 7, 1999)
   (Note 5)                                                              $ 0.14
                                                                 ==============

See accompanying notes to unaudited consolidated interim financial statements.
                                       5


                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)
                       (In thousands, except share data)


                                                                                Additional     Unallocated
                                          Preferred Stock   Common Stock    Paid-In Capital   ESOP Shares      Retained Earnings
                                          ---------------   ------------    ---------------   ------------     -----------------

Balance at September 30, 1998                 $    --        $    --        $       --         $     --        $    54,291
Net income for the nine-month period
                                                   --             --                --               --              2,689
Issuance of 8,280,000 common shares (Note 1)
                                                   --             828            36,261              --                --
Initial capitalization of Provident
   Bancorp, MHC                                    --             --                --               --               (100)
Shares purchased by ESOP
   (309,120 shares)                                --             --                --            (3,760)              --
ESOP shares allocated or released for
   allocation (38,640 shares)                      --             --               (21)              564               --

Change in net unrealized gain (loss) on
   securities available for sale, net of
   taxes of  ($1,314)                              --             --                --               --                --
Cash dividends                                     --             --                --               --               (116)
Balance at June 30, 1999                      --------      ---------      -----------        ----------       -----------
                                              $   --        $    828       $    36,240        $  (3,196)       $    56,764
                                              ========      =========      ===========        ==========       ===========






                                 Accumulated Other
                                  Comprehensive
                                  Income (Loss)        Total
                                 -----------------     -----


Balance at September 30, 1998   $        909      $    55,200
Net income for  the nine-month
  period                                  --            2,689
Issuance of 8,280,000 common
  shares (Note 1)                         --           37,089
Initial capitalization of Provident
  Bancorp, MHC                            --             (100)
Shares purchased by ESOP
  (309,120 shares)                        --           (3,760)
ESOP shares allocated or released
  for allocation (38,640 shares)          --              543
Change in net unrealized gain
  (loss) on securities available for
  sale, net of taxes of ($1,314)      (1,967)          (1,967)
Cash dividends                            --             (116)
                                 -----------       ----------
Balance at June 30, 1999         $    (1,058)       $  89,578
                                 ===========       ==========

See accompanying notes to unaudited consolidated interim financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                  For the Nine Months Ended June
(In thousands)                                                                             30,
                                                                                1999                1998
                                                                                ----                ----
Cash flows from operating activities:
     Net income                                                                    $2,689             $ 3,444
     Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization of premises
         and  equipment                                                             1,111               1,044
         ESOP expense                                                                 543                 ---
         Provision for loan losses                                                  1,140               1,347
         Amortization of branch purchase premiums                                   1,290               1,201
         Proceeds from sales of loans held for sale                                14,081              17,163
         Originations of loans held for sale                                     (12,759)            (14,619)
         Deferred income tax benefit                                                (300)               (586)
         Net changes in accrued interest receivable
         and payable                                                              (1,168)               (241)
         Net increase in other liabilities                                          1,312                  47
         Other adjustments, net                                                       132               (267)
                                                                            --------------     ---------------
              Net cash provided by operating activities                             8,071               8,533
                                                                            --------------     ---------------

Cash flows from investing activities:
  Purchases of securities:
         Investment securities available for sale                                (62,490)            (19,093)
         Investment securities held to maturity                                       ---             (2,977)
         Mortgage-backed securities available for sale                           (18,355)            (13,100)
         Mortgage-backed securities held to maturity                                  ---            (12,398)
  Proceeds from maturities, calls and principal payments:
         Investment securities available for sale                                  19,000              13,000
         Investment securities held to maturity                                    15,291               5,010
         Mortgage-backed securities available for sale                             11,895               5,442
         Mortgage-backed securities held to maturity                               21,626              26,979
  Proceeds from sales of investment securities available
     for sale                                                                         ---               6,007
  Loan originations                                                             (188,169)           (132,145)
  Loan repayments                                                                  86,774              91,980
  Purchases of Federal Home Loan Bank stock                                       (2,013)                (49)
  Proceeds from sales of real estate owned                                            274                 451
  Purchases of premises and equipment                                             (1,620)               (759)
                                                                            --------------     ---------------
                 Net cash used in investing activities                          (117,787)            (31,652)
                                                                            --------------     ---------------

                                       7



PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                            For the Nine Months Ended June
                                                                                          30,
                                                                                1999               1998
                                                                            --------------     --------------

Cash flows from financing activities:
  Net increase in deposits                                                         $8,070            $33,229
  Net increase (decrease) in borrowings and bank overdrafts                        61,914           (16,428)
  Net increase in mortgage escrow funds                                            10,041              9,912
  Net proceeds from stock offering                                                 37,089                ---
  Shares purchased by ESOP                                                        (3,760)                ---
  Initial capitalization of Provident Bancorp, MHC                                  (100)                ---
 Cash dividends                                                                     (116)                ---
                                                                            --------------    ---------------
  Net cash provided by financing activities                                       113,138             26,713
                                                                            --------------    ---------------

Net increase in cash and cash equivalents                                           3,422              3,594

Cash and cash equivalents at beginning of  period                                   7,572              9,191

                                                                            ==============    ===============
Cash and cash equivalents at end of period                                        $10,994            $12,785
                                                                            ==============    ===============

Supplemental information:
  Interest paid                                                             $      15,638       $     15,487
  Income taxes paid                                                                 1,446              3,122
  Transfers of loans receivable to real estate owned                                  311                597
                                                                            ==============    ===============

See accompanying notes to unaudited consolidated interim financial statements.

                                       8

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO  CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.       Reorganization and Offering

         On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc., the Bank's holding company (the "Company"), issued a total of 8,280,000 common shares, consisting of 3,864,000 shares sold to the public and 4,416,000 shares issued to Provident Bancorp, MHC. The Company raised net proceeds of $37.1 million (gross proceeds of $38.6 million less offering costs of $1.5 million) from the sale of shares to the public. The Bank's Employee Stock Ownership Plan ("ESOP"), which did not purchase shares in the offering, was authorized to purchase 8% of the shares issued to the public, or approximately 309,120 shares. The ESOP completed its purchase of all authorized shares in the open market during January and February of 1999.

2.       Basis of Presentation

         The results of operations and financial condition for the periods and as of dates subsequent to the reorganization are reported on a consolidated basis for the Company and the Bank (collectively, the "Company").
Earlier financial information pertains to the Bank only.

         The financial statements included herein have been prepared by management without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. Certain information and footnote disclosures normally included in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the interim periods ended June 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1999.

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


Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                      Three Months Ended June          Nine Months
                                                                30,                  Ended June 30,
                                                                ---                  --------------
                                                         1999         1998          1999         1998
                                                         ----         ----          ----         ----
                                                                        (In thousands)

        Balance at beginning of period                $5,631       $4,506        $4,906        $3,779
        Provision for loan losses                        420          540         1,140         1,347
        Charge-offs                                     (686)        (703)         (863)         (611)
        Recoveries                                       130          205           312            33
        Balance at end of period                    -----------   --------     ---------      ---------
                                                      $5,495       $4,548        $5,495        $4,548
                                                    ===========   ========     =========      =========




4.       Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income (loss) was $722,000 and $3.5 million for the nine months ended June 30, 1999 and 1998, respectively, and $(100,000) and $1.1 million for the three months ended June 30, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized gain or loss on securities available for sale during the applicable periods. Accumulated other comprehensive income (loss) in the consolidated statements of financial condition represents the after-tax net unrealized gain
(loss) on securities available for sale as of June 30, 1999 and September 30, 1998.

5. Earnings Per Common Share

         The Company completed the reorganization and offering on January 7, 1999. As a result, earnings per share data is presented herein only for periods beginning after that date. Weighted average common shares of 8,012,209 were used in calculating basic and diluted earnings per share for the quarter ended June 30, 1999. In computing both basic and diluted earnings per share, outstanding shares include all shares issued to the mutual holding company but exclude unallocated ESOP shares that have not been released or committed to be released to participants.


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


Comparison of Financial Condition at June 30, 1999 and September 30, 1998

         Total assets increased to $806.7 million at June 30, 1999 from $691.1 million at September 30, 1998, an increase of $115.7 million, or 16.7 %. The asset growth was primarily attributable to a $98.5 million increase in loans receivable, as well as a $9.6 million overall increase in securities.

         Net loans receivable increased by $98.5 million in the nine months ended June 30, 1999 primarily due to an increase of $51.4 million in fixed-rate residential mortgage loans and an overall increase of $46.4 million in the commercial loan portfolio. The increase in the commercial loan portfolio was attributable to increases in commercial mortgage loans of $36.1 million, multi-family loans of $3.6 million and commercial business loans of $6.7 million. Total consumer loans increased by $3.5 million. Partially offsetting the above increases was a decrease of $2.0 million in adjustable-rate residential mortgage loans. The allowance for loan losses increased by $589,000 to $5.5 million at June 30, 1999 from $4.9 million at September 30, 1998.

         The total securities portfolio increased by $9.6 million to $206.0 million at June 30, 1999 from $196.4 million at September 30, 1998. This net increase reflects a $25.7 million increase in investment securities and a $16.1 million decrease in mortgage-backed securities.

         Total deposits increased by $8.1 million to $581.2 million at June 30, 1999 from $573.2 million at September 30, 1998. Total transaction account balances increased $16.6 million, or 18.0%, in the nine months ended June 30, 1999, and total savings account balances increased by $8.9 million, or 5.7%. Total certificates of deposit decreased $22.9 million, or 9.2%, to $226.2 million at June 30, 1999 from $249.2 million at September 30, 1998. Borrowings (Federal Home Loan Bank advances) and overdrafts, increased $61.9 million during the nine month period to $111.8 million at June 30, 1999 from $49.9 million at September 30, 1998. Deposit growth was impacted by the stock offering, since nearly one third of the stock purchases in January of 1999 were funded from the Bank's customer deposits.

         Total equity increased $34.4 million to $89.6 million at June 30, 1999 from $55.2 million at September 30, 1998, reflecting the infusion of $37.1 million in net proceeds from the stock offering, which closed in January, and net income of $2.7 million. Partially offsetting these increases was a decrease of $2.0 million in accumulated other comprehensive income (after-tax net unrealized gains or losses on available-for-sale securities) following the rapid rise in interest rates over the nine month period. The establishment of the ESOP and subsequent transactions have resulted in a net decrease in total equity of $3.2 million.


Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998

         Net income for the three months ended June 30, 1999 was $1.1 million or $0.14 per common share, an increase of $8,000 or 0.7% from net income of $1.1 million for the three months ended June 30, 1998. The principal changes in the current quarter compared to a year ago were an increase in net interest income and an increase in non-interest expenses.

         Interest Income. Interest income increased by $1.0 million or 8.6%, to $13.2 million for the three months ended June 30, 1999 from $12.1 million for the three months ended June 30, 1998. The increase was primarily due to a $1.4 million or 15.3 % increase in income from loans, partially offset by a $435,000 or 19.7 % decrease in income from mortgage-backed securities. Interest income from investment securities and other earning assets saw an increase of $123,000 for the quarter. The increase in income from loans was attributable to a $107.3 million increase in the average loan balance to $542.0 million from $434.7 million, partially offset by a 62 basis point decrease in the average yield to 7.55% from 8.17%. The increase in loans reflects continued growth of the one-to-four family residential mortgage loan portfolio, together with a $42.0 million or 39.6 % increase in the average commercial loan portfolio. The $435,000 decrease in income from mortgage-backed securities was attributable to a $28.1 million decrease in the average balance to $109.9 million from $138.0 million, net of a 5 basis point increase in the average yield to 6.48% from 6.43%.

         Interest Expense.  Interest expense decreased marginally, by $39,000 or
0.7 %, to $5.2 million for the three months ended June 30, 1999 from $5.3 million for the three months ended June 30, 1998. This decrease was the result of a 34 basis point decrease in the average rate paid on total interest-bearing liabilities in the 1999 period compared to the 1998 period, more than offsetting a $49.8 million or 8.9% increase in the average balance of interest-bearing liabilities over the same period. The decrease in total interest expense resulted primarily from a $484,000 decrease in interest expense on certificates of deposit to $2.7 million from $3.2 million, due in part to a 54 basis point decrease in the average rate paid to 4.75% from 5.29%. In addition, interest expense on savings deposits decreased by $89,000 to $857,000 from $946,000 due to a 25 basis point decrease in the average rate paid on such deposits to 1.98% from 2.23%, offset, in part, by a $3.6 million increase in the average balance to $173.5 million from $169.9 million. Interest expense on money market, demand and NOW accounts declined by $94,000 for the quarter ended June 30, 1999 due to a reduction in average rate paid to 1.95% from 2.38%, net of a $6.9 million increase in average balances of such deposits. These expense reductions were partially offset by higher interest expense on borrowings from the Federal Home Loan Bank ("FHLB"). The average balance of such borrowings increased by $52.4 million to $80.0 million for the 1999 period, from $27.6 million in 1998, offset, in part, by a decrease of 90 basis points in the average rate paid to 5.27% from 6.17 %.

         Net Interest Income. For the three months ended June 30, 1999 and 1998, net interest income was $7.9 million and $6.8 million, respectively. The $1.1 million increase in net interest income was primarily attributable to a $34.9 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), complimented by a 3 basis point increase in the net interest rate spread to 3.79% from 3.76%. The Company's net interest margin increased to 4.36% in the three months ended June 30, 1999 from 4.26% in the three months ended June 30, 1998.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $420,000 and $540,000 in loan loss provisions during the three months ended June 30, 1999 and 1998, respectively.

         The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                                                             June 30,            September 30,
                                                                               1999                  1998
                                                                               ----                  ----
                                                                                  (Dollars in thousands)
Non-performing loans:
   First mortgage loans:
        One-to-four family                                                       $  3,144                $  2,965
        Commercial mortgage                                                         1,668                     871
        Construction and land                                                       1,021                   1,256
                                                                          ----------------    --------------------
             Total first mortgage loans                                             5,833                   5,092

  Consumer loans                                                                      966                     647
  Commercial business loans                                                           415                     368
                                                                          ----------------    --------------------
             Total non-performing loans                                             7,214                   6,107
                                                                          ----------------    --------------------

Real estate owned:
        One-to-four family                                                            382                      92
        Commercial real estate                                                         21                     274
                                                                          ----------------    --------------------
             Total real estate owned                                                  403                     366
                                                                          ----------------    --------------------

Total non-performing assets                                                      $  7,617                $  6,473
                                                                          ================    ====================

Ratios:
        Non-performing loans to total loans                                         1.28%                   1.32%
        Non-performing assets to total assets                                        0.94                    0.94
        Allowance for loan losses to total non-performing loans                     76.17                   80.33
        Allowance for loan losses to total loans                                     0.98                    1.06
                                                                          ================    ====================



         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income for the three months ended June 30, 1999 declined by $174,000 or 20.2%, to $687,000 for the three months ended June 30, 1999 from $861,000 for the three months ended June 30, 1998. The primary reason for the decline was a decrease in the gain on sale of loans of $168,000 for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 due primarily to lower volume.

         Non-Interest Expenses. Non-interest expenses increased by $1.0 million or 18.9%, to $6.5 million for the three months ended June 30, 1999 from $5.5 million for the three months ended June 30, 1998. Some of the factors contributing to the increase in the period ended June 30, 1999 were costs associated with the Bank's planned expansion of branch locations and product offerings.

         Total compensation and employee benefits expense increased $468,000 or 18.0% over the prior-year quarter due, in part, to higher salary expense of $317,000. The higher expense reflects new branch and product expansion, as well as higher overtime and temporary help expense of $32,000.

          Other non-interest expenses increased $369,000 to $1.4 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998. This increase includes higher consulting expenses totaling $189,000.

         Income Taxes. Income tax expense was $545,000 for the three months ended June 30, 1999 compared to $569,000 for the same period in 1998. The effective tax rates were 32.6% and 33.7%, respectively.


Comparison of Operating Results for the Nine Months Ended June 30, 1999 and June 30, 1998

         Net income for the nine months ended June 30, 1999 was $2.7 million, a decrease of $755,000 or 21.9%, from net income of $3.4 million for the nine months ended June 30, 1998. The decrease was due primarily to increases in non-interest expenses (including expenses associated with the conversion to a new computer system and the establishment of the ESOP), partially offset by an increase in net interest income. Excluding the impact of costs of $1.5 million related to the conversion to a new computer system and the establishment of the ESOP, net income would have been approximately $3.6 million for the nine-month period ended June 30, 1999.

         Interest Income. Interest income increased by $2.5 million or 7.0%, to $38.2 million for the nine months ended June 30, 1999 from $35.7 million for the nine months ended June 30, 1998. The increase was primarily due to a $3.4 million or 13.3% increase in income from loans, partially offset by a $1.2 million or 18.2% decrease in income from mortgage-backed securities. The increase in income from loans was attributable to a $91.6 million increase in the average balance to $512.2 million from $420.7 million, partially offset by a 58 basis point decrease in the average yield to 8.25% from 7.68%. The continued growth of the one-to-four family residential mortgage loan portfolio was responsible for the majority of the loan increase, together with a $31.1 million or 30.2 % increase in the average commercial loan portfolio. The decrease in income from mortgage-backed securities was attributable to a $22.7 million decrease in the average balance to $115.6 million from $138.3 million, combined with a 14 basis point decrease in the average yield to 6.38 % from 6.52 %.

         Interest Expense. Interest expense was $15.6 million for both the nine months ended June 30, 1999 and 1998. This stable expense was the net result of a $45.3 million or 8.3% increase in the average balance of total interest-bearing liabilities in the 1999 period compared to the 1998 period, substantially offset by a 30 basis point decrease in the average rate paid on such liabilities over the same period. Interest expense on borrowings from the FHLB increased by $1.2 million due to an increase of $31.3 million in the average balance of such borrowings to $60.4 million from $29.2 million, offset, in part, by a decrease of 48 basis points in the average rate paid to 5.45 % from 5.93 %. The higher interest expense on borrowings was partially offset by a decrease of $766,000 in interest expense on certificates of deposit to $8.8 million from $9.6 million. This decrease was due to a 40 basis point decrease in the average rate paid to 4.93% from 5.33 %, as well as a $1.7 million decrease in the average balance of certificates of deposit to $238.5 million from $240.2 million. Also partially offsetting the higher interest expense on borrowings was a decrease of $236,000 in interest expense on savings deposits to $2.5 million from $2.7 million. This decrease was due to a 24 basis point decrease in the average rate paid to 1.99% from 2.23 % offset, in part, by a $4.6 million increase in the average balance to $168.0 million from $163.4 million. Interest expense on money market, demand and NOW accounts declined by $187,000 for the nine months ended June 30, 1999 due to a reduction in average rate paid to 1.98% from 2.40%, net of an $11.1 million increase in average balances of such deposits compared to same period in 1998.

          Net Interest Income. For the nine months ended June 30, 1999 and 1998, net interest income was $22.7 million and $20.1 million, respectively. The $2.5 million increase in net interest income was primarily attributable to a $31.5 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), to $112.8 million from $81.3 million, partially offset by a 6 basis point decline in the net interest rate spread to 3.74 % from
3.80 %. The Company's net interest margin increased slightly to 4.31 % in the nine months ended June 30, 1999 from 4.30 % in the nine months ended June 30, 1998.

         Provision for Loan Losses. The Company recorded $1.1 million and $1.3 million in loan loss provisions during the nine months ended June 30, 1999 and 1998, respectively. The provisions reflect continued loan portfolio growth in both nine-month periods and a $250,000 provision in the prior year period for a commercial real estate loan.


         Non-Interest Income. Total non-interest income was approximately $2.3 million for both the nine months ended June 30, 1999 and 1998. Total service fees on loans sold decreased $27,000 or 10.5%, to $231,000 for the nine months ended June 30, 1999 from $258,000 for the nine months ended June 30, 1998. In addition, deposit related fees were approximately $1.9 million each period.

         Non-Interest Expenses. Non-interest expenses increased by $4.0 million or 25.5%, to $19.6 million for the nine months ended June 30, 1999 from $15.6 million for the nine months ended June 30, 1998. The increase was due, in part, to $1.1 million in incremental costs associated with the recent conversion to a new computer system .

     The increase in total non-interest expenses for the first nine months of the current year also reflects ESOP costs of $543,000 in the compensation and employee benefits category. The ESOP was established during 1998. A total of 30,912 ESOP shares (or 10% of total ESOP shares) was allocated to participants for the plan year ended December 31, 1998 and, accordingly, the entire amount of compensation expense related to this allocation ($371,000) was recognized. ESOP expense of $87,000 and $85,000 was recognized in the quarter ended March 31, 1999 and June 30, 1999, respectively, for the shares committed to be released to participants during those quarters with respect to the calendar 1999 plan year.

         Total occupancy and office operations expenses increased $179,000 or 7.6%, to $2.5 million for the nine months ended June 30, 1999 from $2.3 million for the nine months ended June 30, 1998. Total amortization of branch purchase premiums increased $89,000 or 7.4%, to $1.3 million in the current nine month period from $1.2 for the nine months ended June 30, 1998. Other non-interest expenses increased $1.8 million to $4.7 million for the nine months ended June 30, 1999 from $2.9 million for the nine months ended June 30, 1998. This increase includes $920,000 of the total conversion costs for the new data processing system referred to above, $58,000 in interest on stock subscription proceeds and $79,000 for higher recruitment expenses.

         Income Taxes. Income tax expense was $1.5 million for the nine months ended June 30, 1999 compared to $2.0 million for the same period in 1998. The effective tax rates were 35.2% and 36.7%, respectively.

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

         The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 1999 and 1998, loan originations totaled $188.2 million and $132.1 million, respectively; purchases of mortgage-backed securities totaled $18.4 million and $25.5 million, respectively; and purchases of investment securities totaled $62.5 million and $22.1 million, respectively. These investing activities were funded primarily by deposit growth and wholesale borrowings as well as by principal repayments on loans and securities. Also, although not routinely a source of funds, net proceeds from the stock offering of $37.1 million were received in the nine months ended June 30, 1999, including stock purchases funded from Bank savings accounts and certificates of deposit. Loan sales totaling $14.1 million provided an additional source of liquidity during the nine months ended June 30, 1999. There were $1.5 million in commitments to sell fixed-rate residential loans at June 30, 1999. Loan origination commitments totaled $15.9 million at June 30, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the nine months ended June 30, 1999 was $8.1 million, compared to $33.2 million for the nine months ended June 30, 1998.

         The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $109.1 million at June 30, 1999.

         At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $75.2 million, or 9.4% of adjusted assets (which is above the required level of $32.0 million, or 4.0%) and a risk-based capital level of $80.7 million, or 16.9% of risk-weighted assets (which is above the required level of $38.3 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The following table sets forth the Bank's regulatory capital position at June 30, 1999 and September 30, 1998, compared to OTS requirements. The increase in the Bank's capital level during the nine months ended June 30, 1999 primarily reflects the Bank's issuance of its common stock to the holding company for $24.0 million, representing a portion of the net proceeds raised in the stock offering. The remainder has been retained and invested by the holding company, after funding the ESOP shares.

                                                                                OTS Requirements
                                                        -------------------------------------------------------------
                                                               Minimum Capital               For Classification
                                      Bank Actual                 Adequacy                  as Well Capitalized
                                --------------------    -------------------------        ----------------------------
                                Amount        Ratio        Amount          Ratio           Amount          Ratio
                                ------       ------      --------         -------        ---------        --------
                                                                (Dollars in thousands)
June 30, 1999
----------------------------

Tangible capital                  $75,205      9.4%        $11,988          1.5   %        $      -               -  %
Tier 1 (core) capital              75,205      9.4          31,968          4.0              39,960             5.0
Risk-based capital:
     Tier 1                        75,205      15.7               -           -              28,727             6.0
     Total                         80,701      16.9          38,302         8.0              47,878            10.0

September 30, 1998
----------------------------

Tangible capital                  $50,626       7.4%        $10,301         1.5   %        $      -               -  %
Tier 1 (core) capital              50,626       7.4          20,601         3.0              34,335             5.0
Risk-based capital:
  Tier 1                           50,626      12.9               -           -              23,472             6.0
  Total                            55,532      14.2          31,296         8.0              39,120            10.0



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

         The Company has identified six mission-critical systems including its core data processing system for loans, deposits and the general ledger. In November 1998, the Company converted to a new core system, which it believes will enhance the quality of its information technology and result in improved customer service. Similar to the operation of the Company's prior core system, computer operations are performed by a third-party vendor. The Company has completed its own testing of the core system. A detailed report of testing results has been produced, and the results have been validated for accuracy by internal staff.

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

         While the Company expects to complete its Year 2000 plan on a timely basis, there can be no assurance that required remediation, if any, of its own systems or the systems of other companies will be identified or completed in a timely fashion. Contingency plans have been developed for all mission-critical applications in anticipation of the possibility of unplanned system difficulties. These plans provide for some type of manual record keeping and reporting procedures, and have been incorporated as part of the Company's overall contingency planning process. In preparing its contingency plan, the Company has categorized potential events as uncontrollable and controllable.
Uncontrollable events, such as loss of electric power and telephone service failures, will affect all companies, government and customers. These uncontrollable events cannot be remedied by anyone other than the appropriate responsible party, but require a workaround action plan as outlined in the business resumption contingency plan.

          The Company has documented pre-determined actions to help it resume normal operations in the event of failure of any mission-critical service and product, as specified in the Company's Year 2000 inventory list. For example, the Company has reviewed the availability of cash to meet potential depositor demand due to concerns about the availability of funds after December 31, 1999. As part of its contingency planning process, the Company conducted a business impact analysis to identify potentially disruptive events and the effect such disruption could have on business operations should a service provider or software vendor be unable to restore systems and/or business operations. The Company has established a recovery program that identifies participants, processes and equipment that might be necessary for the Company to function adequately in case of some unforeseen event. The basic priorities for restoring service are based on the essential application processing required to ensure that the Company can continue to serve its customers. The Company has also instituted a resumption tracking system for critical operations to ensure that appropriate pre-determined actions are identified. The tracking system identifies any required resources (equipment, personnel etc.) needed to restore operations.

         Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs for the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Company's direct and indirect costs of addressing the Year 2000 issue are charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which are capitalized. To date, costs incurred primarily relate to the dedication of internal resources employed in the assessment and development of the Company's Year 2000 plan, as well as the testing of hardware and software owned or licensed for its personal computers. Based on knowledge as of the date hereof, total direct and indirect Year 2000 costs are not expected to exceed $500,000, of which less than $200,000 was incurred through June 30, 1999.


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


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27-Financial Data Schedule
(submitted only with filing in electronic format)

(b)      Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Provident Bancorp, Inc.
                                            (Registrant)

Date: August 12, 1999                       By:     /s/ Katherine A. Dering
     __________________                     ___________________
                                            Katherine A. Dering
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and duly
                                            authorized representative)