Form 10-K
period 1999-09-30
PROVIDENT BANCORP INC/NY/
filed 1999-12-29
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transaction period from ___________________ to ____________________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                      06-1537499
--------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                             10901
------------------------------------------                          ----------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

     As of September 30, 1999, there were issued and outstanding 8,280,000 shares of the Registrant's common stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of November 30, 1999, was $63,273,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended September 30, 1999 (Parts II and IV).

2. Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February 2000.

                                     PART I

ITEM 1.  Business

Provident Bancorp, Inc.

         Provident Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Provident Bank (the "Bank") for the purpose of acting as the stock holding company of the Bank. The Company's assets consist primarily of all outstanding capital stock of the Bank, and cash and securities of $12.3 million representing a portion of the net proceeds from the Company's stock offering completed January 7, 1999. At September 30, 1999, 3,864,000 shares of the Company's common stock, par value $0.10 per share, were held by the public, and 4,416,000 shares were held by Provident Bancorp, MHC, the Company's parent mutual holding company (the "Mutual Holding Company"). The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

         The Company's office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (914) 369-8040.

Provident Bank

         The Bank was organized in 1888 as a New York-chartered mutual savings and loan association, adopted a federal mutual charter in 1986 and reorganized into the stock form of ownership in 1999 as part of its reorganization into the mutual holding company structure. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is engaged primarily in the business of offering various FDIC-insured savings and demand deposits to customers through its thirteen full-service offices, and using those deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential and commercial real estate loans, consumer loans, construction loans and commercial business loans. The Bank also invests in investment securities and mortgage-backed securities.

         The Bank's executive office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (914) 369-8040.

Provident Bancorp, MHC

         The Mutual Holding Company was formed in January 1999 as part of the Bank's mutual holding company reorganization. The Mutual Holding Company is chartered under federal law and owns 53.33% of the outstanding common stock of the Company. The Mutual Holding Company does not engage in any business activities other than owning the common stock of the Company, investing in liquid assets and contributing to local charities.

         The Mutual Holding Company's office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (914) 369-8040.

Forward-Looking Statements

         In addition to historical information, this annual report contains forward-looking statements. For this purpose, any statements contained herein (including documents incorporated herein by reference) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, unanticipated Year 2000 issues, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, and the effect of new accounting pronouncements and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Market Area

         The Bank is an independent community bank offering a broad range of customer-focused services as an alternative to money center banks in its market area. At September 30, 1999, the Bank operated eleven full-service banking offices, including one full-service supermarket branch, in Rockland County, New York. In the weeks before and after September 30, 1999, the Bank also opened and now operates two full-service supermarket branches in Orange County, New York, bringing the total number of branch offices to thirteen in the two counties. The Bank's primary market for deposits is currently concentrated around the areas where its full-service banking offices are located. The Bank's primary lending area also has been historically concentrated in Rockland and contiguous counties.

         Rockland County is a suburban market with a broad employment base. Rockland County also serves as a bedroom community for nearby New York City and other suburban areas including Westchester County and northern New Jersey. Neighboring Orange County, where the Bank has opened its two newest branches, is one of the two fastest growing counties in New York State. The favorable economic environment in the New York metropolitan area has led to an increase in residential and commercial construction activity in recent years.

         The economy of the Bank's primary market areas is based on a mixture of service, manufacturing and wholesale/retail trade. Other employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by its many major employers. Additionally, Rockland and Orange Counties have numerous small employers.

Lending Activities

         General. Historically, the principal lending activity of the Bank has been the origination of fixed-rate and adjustable-rate mortgage ("ARM") loans collateralized by one- to four-family residential real estate located within its primary market area. The Bank also originates commercial real estate loans, commercial business loans and construction loans (collectively referred to as the "commercial loan portfolio"), as well as consumer loans such as home equity lines of credit and homeowner loans. The Bank retains most of the loans that it originates, although from time to time it may sell longer-term one- to four-family residential real estate loans.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                        September 30,
                                                       -----------------------------------------------------------------------------
                                                              1999                1998                1997               1996
                                                       ------------------  ------------------  -----------------   -----------------
                                                         Amount   Percent    Amount  Percent    Amount   Percent    Amount   Percent
                                                       ---------  -------  --------- -------   --------- -------   --------- -------
                                                                                  (Dollars in Thousands)

One- to four-family residential mortgage loans.......  $ 344,731    60.2%  $ 290,334   62.0%   $ 241,886   59.3%   $ 219,827   59.0%
                                                       ---------   -----   ---------  -----    ---------  -----    ---------  -----

Commercial real estate loans.........................    110,382    19.3      71,149   15.1       62,910   15.4      66,145    17.7
Commercial business loans............................     30,768     5.4      24,372    5.2       18,433    4.5      15,268     4.1
Construction loans...................................     19,147     3.3      20,049    4.3       23,475    5.7      16,074     4.3
                                                       ---------   -----   ---------  -----    ---------  -----    ---------  -----
  Total commercial loans.............................    160,297    28.0     115,570   24.6      104,818   25.6      97,487    26.1
                                                       ---------   -----   ---------  -----    ---------  -----    ---------  -----

Home equity lines of credit..........................     25,380     4.4      26,462    5.7       31,671    7.8      31,511     8.5
Homeowner loans......................................     34,852     6.1      27,208    5.8       19,160    4.7      13,035     3.5
Other consumer loans.................................      7,463     1.3       8,999    1.9       10,741    2.6      10,984     2.9
                                                       ---------   -----   ---------  -----    ---------  -----    ---------  -----
  Total consumer loans...............................     67,695    11.8      62,669   13.4       61,572   15.1      55,530    14.9
                                                       ---------   -----   ---------  -----    ---------  -----    ---------  -----

Total loans..........................................    572,723   100.0%    468,573  100.0%     408,276  100.0%    372,844   100.0%
                                                                   =====              =====               =====               =====
Allowance for loan losses............................     (6,202)             (4,906)             (3,779)            (3,357)
                                                       ---------           ---------           ----------          ---------

Total loans, net.....................................  $ 566,521           $ 463,667           $ 404,497           $ 369,487
                                                       =========           =========           =========           =========

                                                            September 30,
                                                         ------------------
                                                                1995
                                                         ------------------
                                                           Amount   Percent
                                                         ---------  -------
                                                       (Dollars in Thousands)
One- to four-family residential mortgage loans.......    $ 199,017    59.2%
                                                         ---------   -----

Commercial real estate loans.........................       66,820    20.0
Commercial business loans............................       11,160     3.3
Construction loans...................................        6,228     1.9
                                                         ---------  ------
  Total commercial loans.............................       84,208    25.2
                                                         ---------  ------

Home equity lines of credit..........................       31,771     9.5
Homeowner loans......................................       10,433     3.1
Other consumer loans.................................        9,990     3.0
                                                         ---------  ------
  Total consumer loans...............................       52,194    15.6
                                                         ---------  ------

Total loans..........................................      335,419   100.0%
                                                                     =====
Allowance for loan losses............................       (3,472)
                                                         ---------

Total loans, net.....................................    $ 331,947
                                                         =========

         Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at September 30, 1999. Loans with adjustable or renegotiable interest rates are shown as maturing at the end of the contractual term of the loan. The table reflects the entire unpaid principal balance of a loan maturing in the period that includes the final payment date and, accordingly, does not give effect to periodic principal payments or possible prepayments.

                                  One- to Four-Family       Commercial Real Estate       Construction (2)     Commercial Business
                                  -----------------------   -----------------------   ---------------------   --------------------
                                                 Weighted                  Weighted                Weighted              Weighted
                                                 Average                   Average                 Average               Average
                                    Amount        Rate        Amount         Rate       Amount       Rate      Amount      Rate
                                  ----------     ------     -----------    -------    -----------  ---------  ---------  ---------
                                                                        (Dollars in Thousands)
Due During the Years Ending
September 30,
-----------------------------
2000 (1).....................     $    142       8.83%      $  5,016       8.44%      $ 11,971      8.46%     $ 18,566     8.58%
2001.........................          427       8.91          9,571       8.26          1,726      9.01         1,307     8.62
2002.........................          826       8.11          1,257       8.47          1,199      9.86         2,263     8.45
2003 and 2004................        2,436       7.93         15,553       8.33            373      7.75         5,638     8.38
2005 to 2009.................       34,450       7.29         43,276       8.37          3,602      7.50         2,225     8.72
2010 to 2024.................      195,768       7.15         35,709       8.04            249      9.25           437     9.38
2025 and following...........      110,682       7.20            ---        ---             27      8.50           332     9.24
                                  --------       ----       --------       ----       --------      ----      --------     ----
  Total .....................     $344,731       7.19%      $110,382       8.25%      $ 19,147      8.41%     $ 30,768     8.56%
                                  ========       ====       ========       ====       ========      ====      ========     ====

                                        Consumer                Total
                                  --------------------  ---------------------
                                             Weighted                Weighted
                                             Average                 Average
                                   Amount      Rate      Amount        Rate
                                  ---------  ---------  ---------    --------
                                            (Dollars in Thousands)
Due During the Years Ending
September 30,
-----------------------------
2000 (1).....................     $  1,874    10.78%    $ 37,569       8.60%
2001.........................        2,686    10.70       15,717       8.83
2002.........................        4,005    10.39        9,550       9.33
2003 and 2004................       16,733     8.54       40,733       8.40
2005 to 2009.................       27,874     8.51      111,427       8.03
2010 to 2024.................       14,218     8.42      246,381       7.36
2025 and following...........          305    11.55      111,346       7.22
                                  --------    -----     --------       ----
  Total .....................     $ 67,695     8.77%    $572,723       7.72%
                                  ========    =====     ========       ====

-------------------------------
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.
(2) Includes land loans.

         The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at September 30, 1999 that are contractually due after September 30, 2000.

                                                                       Due After September 30, 2000
                                                               ------------------------------------------
                                                                  Fixed        Adjustable        Total
                                                               -----------    -----------     -----------
                                                                             (In Thousands)
One- to four-family residential mortgage loans............     $   263,479    $    81,110     $   344,589
                                                               -----------    -----------     -----------

Commercial real estate loans..............................          44,850         60,516         105,366
Commercial business loans.................................           8,009          4,193          12,202
Construction loans........................................           3,838          3,338           7,176
                                                               -----------    -----------     -----------
         Total commercial loans...........................          56,697         68,047         124,744
                                                               -----------    -----------     -----------

Consumer loans............................................          41,260         24,561          65,821
                                                               -----------    -----------     -----------

         Total loans......................................     $   361,436    $   173,718     $   535,154
                                                               ===========    ===========     ===========

         One- to Four-family Real Estate Lending. The Bank's primary lending activity is the origination of one- to four-family residential mortgage loans secured by properties located in the Bank's primary market area. The Bank offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $600,000.

         The Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac secondary mortgage market standards, which are currently $240,000 for single-family homes. Private mortgage insurance is generally required initially for loans with loan-to-value ratios in excess of 80%. Loans in excess of conforming loan limits, in amounts of up to $600,000, are also underwritten to both Fannie Mae and Freddie Mac secondary mortgage market standards. These loans are eligible for sale to various conduit firms that specialize in the purchase of such non-conforming loans, although most of these loans are retained in the Bank's loan portfolio.

         The Bank's bi-weekly one- to four-family residential mortgage loans result in significantly shorter repayment schedules than conventional monthly mortgage loans. The accelerated repayment schedule that accompanies a bi-weekly mortgage loan results in lower total interest payments and a more rapid increase in home equity. Bi-weekly mortgage loans are also repaid through an automatic deduction from the borrower's savings or checking account, which enables the Bank to avoid the cost of processing payments. As of September 30, 1999, bi-weekly loans totaled $98.4 million or 28.5% of the Bank's residential loan portfolio.

         Fixed-rate mortgage loans originated by the Bank include due-on-sale clauses which provide that the loan is immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate residential loan portfolio, and the Bank generally exercises its rights under these clauses.

         The Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and the Bank's capital and liquidity position, the Bank may retain all of its newly originated longer term fixed-rate, fixed-term residential mortgage loans or may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored enterprises such as Fannie Mae and Freddie Mac. As a matter of policy, the Bank retains the servicing rights on all loans sold to generate fee income and reinforce its commitment to customer service. For the year ended September 30, 1999, the Bank sold mortgage loans totaling $14.1 million compared with $17.2 million for the year ended September 30, 1998. As of September 30, 1999 and 1998, the Bank's portfolio of loans serviced for others totaled $109.0 million and $120.7 million, respectively.

         The Bank currently offers several ARM loan products secured by residential properties with rates that adjust every six months to one year, after an initial fixed-rate period ranging from six months to seven years. After the initial term, the interest rate on these loans is reset based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of six months to one year (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board. ARM loans are generally subject to limitations on interest rate increases of 2% per adjustment period, and an aggregate adjustment of 6% over the life of the loan. ARM loans require that any payment adjustment resulting from a change in the interest rate on the ARM loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization. At September 30, 1999, the Bank's ARM portfolio included $14.2 million in loans which re-price every six months, $29.7 million in one-year ARMs and $37.1 million in loans with an initial fixed-rate period ranging from three to seven years.

         The retention of ARM loans, as opposed to long term, fixed-rate residential mortgage loans, in the Bank's portfolio helps reduce its exposure to interest rate risk. However, ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year ARM loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate.

         While one- to four-family residential loans typically are originated with 15 to 30 year terms, such loans, whether fixed-rate or ARMs, generally remain outstanding in the Bank's loan portfolio for substantially shorter periods of time because borrowers must prepay their loans in full upon sale of the property pledged as security or upon refinancing the loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the Bank's primary lending market, prevailing market interest rates, and the interest rates payable on outstanding loans.

         The Bank requires title insurance on all of its one- to four-family mortgage loans, and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Loans with initial loan-to-value ratios in excess of 80% must have private mortgage insurance, although occasional exceptions may be made. Nearly all residential loans must have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

         Commercial Real Estate Lending. The Bank originates real estate loans secured predominantly by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships. The Bank may, from time to time, purchase commercial real estate loan participations. Loans secured by commercial real estate totaled $110.4 million or 19.3% of the Bank's total loan portfolio as of September 30, 1999, and consisted of 208 loans outstanding with an average loan balance of approximately $531,000. Substantially all of the Bank's commercial real estate loans were secured by properties located in its primary market area.

         As part of the Bank's ongoing interest rate risk management, the Bank offers adjustable-rate commercial real estate loans. The initial interest rates on a substantial portion of these loans adjust after an initial five year period to new market rates that generally range between 200 to 350 basis points over the then-current five year U.S. Treasury or FHLB rates. More typically, commercial real estate loans may have a term of approximately 5 to 10 years, with an amortization schedule of approximately 20 to 25 years, and may be repaid subject to certain penalties. Fixed rate loans for a term of 15 to 20 years may also be made, from time to time.

         In the underwriting of commercial real estate loans, the Bank generally lends up to 70% of the property's appraised value on apartment buildings, up to 70% of the property's appraised value on commercial properties that are not owner-occupied, and up to 75% of the property's appraised value on commercial properties that are owner-occupied. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a commercial real estate loan, the Bank emphasizes primarily the ratio of net cash flow to debt service for the property, generally requiring a ratio of at least 110%, computed after deduction for a vacancy factor and property expenses deemed appropriate by the Bank. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. On all real estate loans, the Bank requires title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the Bank's security interest in the underlying property.

         Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the economy generally.

         Construction Loans. The Bank originates acquisition, development and construction loans to builders in its market area. This portfolio totaled $19.1 million, or 3.3% of total loans, at September 30, 1999.

         Acquisition loans are made to help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, the Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. Loans for the acquisition of land are generally limited to the Bank's most creditworthy customers. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property. The Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads and sewers. Builders generally rely on the sale of single family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan-to-value ratio for these loans is generally 60% of the appraised value of the property. Advances are made in accordance with a schedule reflecting the cost of improvements.

         The Bank also grants construction loans to area builders, often in conjunction with development loans. These loans finance the cost of completing homes on the improved property. The loans are generally limited to the lesser of 70% of the appraised value of the property or the actual cost of improvements. In the case of single-family construction, the Bank limits the number of houses it will finance that are not under contract for sale. As part of its underwriting process for construction loans on income producing properties, such as apartment buildings and commercial rental properties, the Bank considers the likelihood of leasing the property at the expected rental amount, and the time to achieve sufficient occupancy levels. The Bank generally requires a percentage of the building to be leased prior to granting a construction loan on income-producing property.

         Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. The Bank's policy is to confirm, prior to each advance, that the construction has been completed properly as evidenced by an inspection report issued by an appraiser or engineer hired by the Bank. The Bank also confirms that its lien priority remains in force before advancing funds. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.

         Acquisition, development and construction lending exposes the Bank to greater credit risk than permanent mortgage financing. The repayment of acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

         Commercial Business Loans. The Bank currently offers commercial business loans to customers in its market area, some of which are secured in part by additional real estate collateral. In an effort to expand its customer account relationships and develop a broader base of more interest rate sensitive assets, the Bank makes various types of secured and unsecured commercial loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate which is determined internally, or a short-term market rate index. The Bank may, from time to time, purchase commercial business loan participations. At September 30, 1999, the Bank had 285 commercial business loans outstanding with an aggregate balance of $30.8 million, or 5.4% of the total loan portfolio. As of September 30, 1999, the average commercial business loan balance was approximately $108,000.

         Commercial credit decisions are based upon a complete credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An investigation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history as well as bank checks and trade investigations supplement the analysis of the applicant's creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business.

         Consumer Loans. The Bank originates a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and prime rate variable lines-of-credit. As of September 30, 1999, consumer loans totaled $67.7 million, or 11.8% of the total loan portfolio.

         At September 30, 1999, the largest group of consumer loans consisted of $60.2 million of loans secured by junior liens on residential properties. The Bank offers fixed-rate, fixed-term second mortgage loans, referred to as "homeowner loans," and adjustable-rate home equity lines of credit. Homeowner loans are offered in amounts up to 100% of the appraised value of the property (including prior liens) with a maximum loan amount of $75,000. Home equity loans are generally offered in amounts up to 75% of the appraised value of the property including prior liens, with a maximum loan amount of $200,000. As of September 30, 1999, homeowner loans totaled $34.9 million or 6.1% of the Bank's total loan portfolio. The disbursed portion of home equity lines of credit totaled $25.4 million, or 4.4% of the Bank's total loan portfolio, with $54.8 million remaining undisbursed.

         Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 1999, these loans totaled $7.5 million, or 1.3% of the Bank's total loan portfolio. The Bank originates automobile loans directly to its customers and has no outstanding agreement with automobile dealerships to generate indirect loans. The maximum term for an automobile loan is generally 60 months for a new car, and 36 to 48 months for a used car. The Bank will generally lend up to 100% of the purchase price of a new car, and up to 90% of the lesser of the purchase price or the National Automobile Dealers' Association book rate for a used car. The Bank requires all borrowers to maintain collision insurance on automobiles securing loans in excess of $5,000, with the Bank listed as loss payee. Personal loans also include secured and unsecured installment loans. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

         The Bank's procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

         Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely than a single family mortgage loan to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws (including bankruptcy and insolvency laws) may limit the amount that can be recovered on such loans.

         Loan Originations, Purchases, Sales and Servicing. While the Bank originates both fixed-rate and adjustable-rate loans, its ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in the Bank's market area. This includes competing banks, savings banks, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

         The Bank's loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines. One- to four-family loans are also closed on standard Fannie Mae/Freddie Mac documents and sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of either Fannie Mae or Freddie Mac and not the Bank.

         The Bank is a qualified loan servicer for both Fannie Mae and Freddie Mac. The Bank's policy has been to retain the servicing rights for all loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities.

         The following table sets forth the loan origination, sale and repayment activities of the Bank for the periods indicated. The Bank has not purchased any loans in recent years.

                                                                               Year Ended September 30,
                                                                         -----------------------------------
                                                                           1999         1998          1997
                                                                         ---------    ---------    ---------
                                                                                    (In Thousands)
Unpaid principal balances at beginning of year.......................    $ 468,573    $ 408,276    $ 372,844
                                                                         ---------    ---------    ---------
Originations by Type
  Adjustable-rate:
     One- to four-family.............................................       17,563       14,976       11,299
     Commercial real estate..........................................       17,540        9,025        8,257
Commercial business..................................................       20,616       19,593        8,140
     Construction....................................................       16,941       12,529       14,240
     Consumer........................................................       12,510       11,587       14,166
                                                                         ---------    ---------    ---------
       Total adjustable-rate.........................................       85,170       67,710       56,102
                                                                         ---------    ---------    ---------
  Fixed-rate:
     One- to four-family.............................................      100,873       93,493       33,214
     Commercial real estate..........................................       22,244        8,161          710
     Commercial business.............................................        4,584        3,209        4,788
     Construction....................................................           --           --        1,002
     Consumer........................................................       21,213       20,100       16,954
                                                                         ---------    ---------    ---------
       Total fixed-rate..............................................      148,914      124,963       56,668
                                                                         ---------    ---------    ---------

     Total loans originated..........................................      234,084      192,673      112,770

Sales................................................................      (13,804)     (17,003)        (243)
Principal repayments.................................................     (115,525)    (114,166)     (75,744)
Net charge-offs......................................................         (294)        (610)        (636)
Transfers to real estate owned.......................................         (311)        (597)        (715)
                                                                         ---------    ---------    ---------
Unpaid principal balances at end of year.............................      572,723      468,573      408,276

Allowance for loan losses............................................       (6,202)      (4,906)      (3,779)
                                                                         ---------    ---------    ---------

Net loans at end of year.............................................    $ 566,521    $ 463,667    $ 404,497
                                                                         =========    =========    =========

         Loan Approval Authority and Underwriting. The Bank has four levels of lending authority: the Board of Directors, the Director Loan Committee, the Management Loan Committee, and individual loan officers. The Board grants lending authority to the Director Loan Committee, the majority of the members of which are Directors. The Director Loan Committee in turn may grant authority to the Management Loan Committee and individual loan officers. In addition, designated members of management may grant authority to individual loan officers up to specified limits. The lending activities of the Bank are subject to written policies established by the Board. These policies are reviewed periodically.

         The Director Loan Committee may approve loans of up to a maximum of $3.2 million in the aggregate to any one borrower and related entities in accordance with the Bank's loans-to-one borrower policy. Loans exceeding $3.2 million in the aggregate require approval of the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $650,000 to any one borrower and related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $350,000. The maximum individual authority to approve an unsecured loan is $50,000.

         The Bank has established a risk rating system for its commercial business loans, commercial real estate loans, and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. The Bank determines its maximum loans to one borrower based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best rated borrowers is $7.5 million, for the next group of borrowers is $5.5 million, and for the third group is $3.5 million. Sublimits apply based on reliance on any single property, and for commercial loans.

         In connection with its residential and commercial real estate loans, the Bank requires property appraisals performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas of the Bank. The Bank also requires title insurance, hazard insurance and, if indicated, flood insurance on property securing its mortgage loans. For consumer loans under $50,000, such as equity lines of credit and homeowner loans, title insurance is not required.

         Loan Origination Fees and Costs. In addition to interest earned on loans, the Bank also receives loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. The Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $838,000 at September 30, 1999.

         To the extent that originated loans are sold on or after January 1, 1997, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires the Bank to capitalize a mortgage servicing asset at the time of the sale. In the year ended September 30, 1999, the Bank recognized $139,000 in income upon capitalization of originated mortgage servicing rights for loans sold on a servicing-retained basis. The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Asset recognition of servicing rights on sales of originated loans was not permitted under accounting standards in effect prior to SFAS No. 125, when the Bank sold the majority of the loans it presently services for others. Originated mortgage servicing rights with an amortized cost of $255,000 are included in other assets at September 30, 1999. See also Notes 1 and 5 of the Notes to Consolidated Financial Statements.

         Loans-to-One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis, and an additional amount equal to 10% of unimpaired net worth if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank monitors its credit limits by relationship and by total credit exposure, including the unused portion of credit made available by the Bank, such as unadvanced amounts on construction loans and unused lines of credit. At September 30, 1999, the five largest aggregate amounts loaned to individual borrowers by the Bank (including any unused lines of credit) were as follows:
$7.2 million, consisting of mortgage-secured financing; $7.0 million consisting of mortgage secured and unsecured financing; $6.9 million secured by a mortgage; $5.3 million, consisting of mortgage-secured and unsecured financing; and $5.1 million, secured by marketable securities. All of the loans discussed above are performing in accordance with their terms.

Delinquent Loans, Other Real Estate Owned and Classified Assets

         Collection Procedures. A computer generated late notice is sent by the 17th day of the month requesting the payment due plus the late charge that was assessed. After the late notices have been mailed, accounts are assigned to a collector for follow-up to determine reasons for delinquency and to review payment options. Additional system-generated collection letters are sent to customers every 10 days. Notwithstanding ongoing collection efforts, all consumer loans are fully charged-off after 120 days.

         Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At

September 30, 1999, the Bank had non-accrual loans of $4.6 million. The ratio of non-performing loans to total loans was 0.82% at September 30, 1999.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 1999, the Bank had REO of $403,000. The Bank had total non-performing assets (non-accrual loans and REO) of $5.0 million and a ratio of non-performing assets to total assets of 0.62% at September 30, 1999.

         The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                    Loans Delinquent For
                                        ------------------------------------------
                                             60-89 Days           90 Days and Over            Total
                                        ------------------      ------------------    --------------------
                                        Number      Amount      Number      Amount    Number        Amount
                                        ------      ------      ------      ------    ------        ------
                                                               (Dollars in Thousands)
At September 30, 1999
    One- to four-family...............    15       $  1,834        37      $  2,839     52         $  4,673
    Commercial real estate............     1             45         4         1,133      5            1,178
    Commercial business...............   ---            ---         2           208      2              208
    Construction......................   ---            ---         1            27      1               27
    Consumer..........................    21            432        23           429     44              861
                                        ----       --------     -----      --------   ----         --------
     Total............................    37       $  2,311        67      $  4,636    104         $  6,947
                                        ====       ========     =====      ========   ====         ========
At September 30, 1998
    One- to four-family...............     9       $    719        33      $  2,965     42         $  3,684
    Commercial real estate............     2            261         2           871      4            1,132
    Commercial business...............   ---            ---         7           368      7              368
    Construction......................   ---            ---         3         1,256      3            1,256
    Consumer..........................    15            264        14           647     29              911
                                        ----       --------     -----      --------   ----         --------
     Total............................    26       $  1,244        59      $  6,107     85         $  7,351
                                        ====       ========     =====      ========   ====         ========
At September 30, 1997
    One- to four-family...............    11       $  1,245        28      $  2,549     39         $  3,794
    Commercial real estate............     2            204         4         1,375      6            1,579
    Commercial business...............     4             98         7           243     11              341
    Construction......................     C              C         2           276      2              276
    Consumer .........................     5             87        23           234     28              321
                                        ----       --------     -----      --------   ----         --------
     Total............................    22       $  1,634        64      $  4,677     86         $  6,311
                                        ====       ========     =====      ========   ====         ========

         Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                            September 30,
                                                        ---------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                        -------   --------   --------   --------   --------
                                                                        (Dollars in Thousands)
Non-accrual loans:
  One- to four-family..............................     $ 2,839   $  2,965   $  2,549   $  2,731   $  1,972
  Commercial real estate...........................       1,133        871      1,375      2,087      3,346
  Commercial business..............................         208        368        243        109        654
  Construction.....................................          27      1,256        276        920        209
  Consumer.........................................         429        647        234        503        421
                                                        -------   --------   --------   --------   --------
   Total non-performing loans......................       4,636      6,107      4,677      6,350      6,602
                                                        -------   --------   --------   --------   --------

Real estate owned:
  One- to four-family..............................         403         92        186        347         50
  Commercial real estate...........................         ---        274        ---        960        160
                                                        -------   --------   --------   --------   --------
   Total real estate owned.........................         403        366        186      1,307        210
                                                        -------   --------   --------   --------   --------

Total non-performing assets........................     $ 5,039   $  6,473   $  4,863   $  7,657   $  6,812
                                                        =======   ========   ========   ========   ========

Ratios:
  Non-performing loans to total loans..............        0.82%      1.32%      1.16%      1.72%      1.99%
  Non-performing assets to total assets............        0.62       0.94       0.75       1.21       1.29

         For the year ended September 30, 1999, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $395,000. Interest income actually recognized on such loans totaled $131,000.

         Classification of Assets. The Bank's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of September 30, 1999, the Bank had $4.6 million of assets designated as special mention.

         When the Bank classifies assets as either substandard or doubtful, it allots for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When the Bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews the Bank's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of the Bank's assets at September 30, 1999, classified assets consisted of substandard assets of $4.2 million (loans receivable of $3.8 million and REO of $403,000) and doubtful assets (loans receivable) of $271,000. There were no assets classified as loss at September 30, 1999.

         Allowance for Loan Losses. The Bank provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         At September 30, 1999, the allowance for loan losses was $6.2 million, which equaled 1.10% of net loans and 133.78% of non-performing loans. For the years ended September 30, 1999, 1998 and 1997, the Bank recorded net loan charge-offs of $294,000, $610,000 and $636,000, respectively, as a reduction of the allowance for loan losses. Provisions for loan losses added to the allowance were $1.6 million, $1.7 million and $1.1 million during the respective periods.

         The following table sets forth activity in the Bank's allowance for loan losses for the years indicated.

                                                                        Years Ended September 30,
                                                            1999       1998       1997       1996       1995
                                                          -------    -------    -------   --------   --------
                                                                          (Dollars in Thousands)
Balance at beginning of year...........................   $ 4,906    $ 3,779    $ 3,357   $  3,472   $  2,837
                                                          -------    -------    -------   --------   --------

Charge-offs:

  One- to four-family..................................        (9)       (13)      (114)       (33)       (85)
  Commercial real estate...............................       ---        (87)      (301)      (840)         -
  Commercial business..................................      (567)       (10)      (173)         -          -
  Construction.........................................       ---       (355)         -          -          -
  Consumer.............................................      (346)      (200)      (171)      (203)       (67)
                                                          -------    -------    -------   --------   --------
    Total charge-offs..................................      (922)      (665)      (759)    (1,076)      (152)
                                                          -------    -------    -------   --------   --------
Recoveries:
  One- to four-family..................................       ---        ---         42          3          -
  Commercial real estate...............................       101        ---        ---        ---        ---
  Commercial business..................................       194        ---          -          -          -
  Construction.........................................       286          2         32         14          -
  Consumer.............................................        47         53         49         33         27
                                                          -------    -------    -------   --------   --------
    Total recoveries...................................       628         55        123         50         27
                                                          -------    -------    -------   --------   --------

Net charge-offs........................................      (294)      (610)      (636)    (1,026)      (125)
Provision for loan losses..............................     1,590      1,737      1,058        911        760
                                                          -------    -------    -------   --------   --------
Balance at end of year.................................     6,202      4,906    $ 3,779   $  3,357   $  3,472
                                                          =======    =======    =======   ========   ========

Ratios:
  Net charge-offs to average loans outstanding.........      0.06%      0.14%      0.17%      0.29%      0.04%
  Allowance for loan losses to non-performing loans....    133.78      80.33      80.80      52.87      52.59
  Allowance for loan losses to total loans, net .......      1.10       1.06       0.93       0.91       1.05

         Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                           September 30,
                           --------------------------------------------------------------------------------------------------------
                                          1999                                 1998                                 1997
                           ------------------------------       -------------------------------      ------------------------------
                                                   Percent                                Percent                            Percent
                                                  of Loans                               of Loans                           of Loans
                                          Loan     in Each                    Loan        in Each                   Loan     in Each
                                        Balances  Category                   Balances    Category                 Balances  Category
                           Loan Loss       by     to Total      Loan Loss      by        to Total    Loan Loss       by     to Total
                           Allowance    Category    Loans       Allowance    Category     Loans      Allowance    Category    Loans
                           ---------    --------    -----       ---------    --------     -----      ---------    --------    -----
                                                                        (Dollars in Thousands)
One- to four-family ...... $  2,091     $344,731     60.2%      $  1,320     $290,334      62.0%     $    734     $241,886     59.3%
Commercial real estate ...    2,416      110,382     19.3          1,976       71,149      15.1         1,431       62,910     15.4
Commercial business ......      254       30,768      5.4            376       24,372       5.2           443       18,433      4.5
Construction .............      614       19,147      3.3            301       20,049       4.3           389       23,475      5.7
Consumer .................      827       67,695     11.8            933       62,669      13.4           782       61,572     15.1
                           --------     --------    -----       --------     --------     -----      --------     --------    -----

   Total.................. $  6,202     $572,723    100.0%      $  4,906     $468,573     100.0%     $  3,779     $408,276    100.0%
                           ========     ========    =====       ========     ========     =====      ========     ========    =====


                                                      September 30,
                           --------------------------------------------------------------------
                                          1996                                 1995
                           ------------------------------       -------------------------------
                                                   Percent                                Percent
                                                  of Loans                               of Loans
                                          Loan     in Each                    Loan        in Each
                                        Balances  Category                   Balances    Category
                           Loan Loss       by     to Total      Loan Loss      by        to Total
                           Allowance    Category    Loans       Allowance    Category     Loans
                           ---------    --------    -----       ---------    --------     -----
                                                 (Dollars in Thousands)
One- to four-family ...... $    756     $219,827     59.0%      $    696     $199,017      59.3%
Commercial real estate ...    1,247       66,145     17.7          1,377       66,820      19.9
Commercial business ......      536       15,268      4.1            536       11,160       3.3
Construction .............      389       16,074      4.3            389        6,228       1.9
Consumer .................      429       55,530     14.9            474       52,194      15.6
                           --------     --------    -----       --------     --------     -----

   Total.................. $  3,357     $372,844    100.0%      $  3,472     $335,419     100.0%
                           ========     ========    =====       ========     ========     =====

Securities Activities

         The Company's securities investment policy is established by the Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Company's interest rate risk management strategy. The Board's asset/liability committee oversees the Company's investment program and evaluates on an ongoing basis the Company's investment policy and objectives. The chief financial officer, or the chief financial officer acting with the chief executive officer, is responsible for making securities portfolio decisions in accordance with established policies. The Company's chief financial officer and chief executive officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Board's asset/liability committee at least quarterly.

         The Company's current policies generally limit securities investments to U.S. Government and U.S. Agency securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies such as Fannie Mae, Freddie Mac and the FHLB (federal agency securities). Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. The Company's current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. To accomplish these objectives, the Company focuses on investments in mortgage-backed securities and CMOs. In addition, U.S. Government and other non-amortizing securities are used for call protection and liquidity.

         SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale, or trading, depending on the Company's ability and intent. Available for sale securities are carried at fair value, while held to maturity securities are carried at amortized cost. The Company does not have a trading portfolio.

         As of September 30, 1999, the Company's overall securities portfolio had a carrying value of $205.2 million. In accordance with SFAS No. 115, securities with a fair value of $148.4 million, or 18.2% of total assets, were classified as available for sale, while securities with an amortized cost of $
56.8 million, or 6.9% of total assets, were classified as held to maturity. The estimated fair value of these held to maturity securities at September 30, 1999 was $56.5 million, which was $303,000 less than their amortized cost.

         Government Securities. At September 30, 1999, the Company held $61.9 million, or 7.6% of total assets, in government securities, consisting primarily of U.S. Treasury and agency obligations with short- to medium-term maturities (one to five years), of which $58.9 million was classified as available for sale and $3.0 million was classified as held to maturity. While these securities generally provide lower yields than other investments such as mortgage-backed securities, the Company's current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

         Corporate Bonds and Other Debt Securities. At September 30, 1999, the Company held $23.7 million in corporate debt securities, all of which was classified as available for sale. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or agency security of comparable duration, corporate bonds also may have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, the Company's policy limits investments in corporate bonds to securities with ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $2.0 million per issuer and a total portfolio limit of $40.0 million. At September 30, 1999, the Company held $11.2 million in bonds issued by states and political subdivisions, of which $10.8 million was classified as available for sale and $415,000 was classified as held to maturity. The bonds are not rated.

         Equity Securities. At September 30, 1999, the Company's equity securities portfolio totaled $3.2 million, all of which was classified as available for sale, and consisted of preferred stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. The Company benefits from its investment in common and preferred stock due to a tax deduction the Company receives with regard to dividends paid by domestic corporate issuers on equity securities held by other corporate entities, such as the Company. The Company also held $6.2 million of common stock in the FHLB of New York that must be held as a condition of membership in the Federal Home Loan Bank System.

         Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. The Company invests primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. The Company also invests to a lesser extent in securities backed by the Small Business Administration, or agencies of the U.S. Government.

         Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of the Company's mortgage-backed securities investments are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, credit enhancements and servicing fees. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than the estimated life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with cash flows from and redemptions of such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company reviews prepayment estimates for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio.

         At September 30, 1999, the Company's mortgage-backed pass-through securities portfolio totaled $74.2 million, of which $26.5 million was available for sale and $47.7 million was held to maturity. Although the average contractual maturity of the aggregate mortgage-backed securities portfolio was approximately 15 years, the actual maturity of a mortgage-backed security may be less than its stated contractual maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the mortgage-backed securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

         CMOs and REMICs. In addition to mortgage-backed pass-through securities, the Company invests in CMOs or collateralized mortgage obligations, including REMICs. This portfolio is limited to CMOs and REMICs backed by Fannie Mae and Freddie Mac. CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities, as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs is paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The Company's practice is to limit fixed-rate CMO investments primarily in the early to intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between life rate caps, prepayment risk, and interest rates. The Company's current policy with respect to CMOs limits investments to non-high risk securities unless approval is given by the Board of Directors and an analysis is provided on how a high-risk CMO will improve the overall interest rate risk of the Company. High-risk CMOs are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates compared to 30-year, fixed-rate securities.

Available for Sale Portfolio

         As of September 30, 1999, securities with a fair value of $148.4 million, or 18.2% of total assets, were classified as available for sale. Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations as well as investments in preferred and common stock, made up $96.6 million of this total, or 11.8 % of total assets, with mortgage-backed securities totaling $51.8 million, or 6.4% of total assets.

         The following table sets forth the composition of the Company's available for sale portfolio at the dates indicated.

                                                                        September 30,
                                               ---------------------------------------------------------------
                                                      1999                  1998                  1997
                                               -------------------   -------------------  --------------------
                                               Amortized    Fair     Amortized    Fair     Amortized    Fair
                                                 Cost       Value      Cost       Value      Cost       Value
                                               -------    -------    -------   --------   --------   --------
                                                                   (Dollars in Thousands)
Investment Securities:
    U.S. Government securities..............   $31,657    $31,507    $26,119   $ 26,547   $ 27,273   $ 27,387
    Federal agency obligations..............    27,966     27,407     17,028     17,278     15,993     15,948
    Corporate debt securities ..............    24,201     23,667      1,999      1,997      3,007      3,005
    State and municipal securities..........    11,700     10,808        ---        ---        ---        ---
    Equity securities.......................     3,175      3,236      2,017      2,249      2,017      2,177
                                               -------    -------    -------   --------   --------   --------
    Total investment securities available
      for sale .............................    98,699     96,625     47,163     48,071     48,290     48,517
                                               -------    -------    -------   --------   --------   --------

Mortgage-Backed Securities:
       Pass-through securities:
        Fannie Mae..........................    16,053     15,930     10,726     10,907     13,172     13,335
        Freddie Mac ........................     3,252      3,306      5,052      5,210      7,364      7,571
        Other ..............................     7,163      7,252      3,167      3,185      4,584      4,567
       CMOs and REMICs......................    25,625     25,274     30,358     30,610     10,665     10,680
                                               -------    -------    -------   --------   --------   --------
    Total mortgage-backed securities
      available for sale ...................    52,093     51,762     49,303     49,912     35,785     36,153
                                               -------    -------    -------   --------   --------   --------

    Total available for sale securities.....   $150,792   $148,387   $96,466   $ 97,983   $ 84,075   $ 84,670
                                               ========   ========   =======   ========   ========   ========

         At September 30, 1999, the Company's available for sale U. S. Treasury securities portfolio totaled $31.5 million, or 3.9% of total assets. These securities had maturities of less than five years, with a weighted average yield of 4.86%. At September 30, 1999, the federal agency securities in the Company's available for sale portfolio totaled $27.4 million, or 3.4% of total assets, and had maturities of less than five years, with a weighted average yield of 6.07%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months. At September 30, 1999, the state and municipal securities in the Company's available for sale portfolio totaled $10.8 million, or 1.3% of total assets, and had weighted average maturity of approximately 10 years, with a weighted average tax-free yield of 4.35%. Available for sale corporate debt securities totaled $23.7 million at September 30, 1999, while equity securities available for sale totaled $3.2 million.

         At September 30, 1999, $26.5 million of the Company's available for sale mortgage-backed securities consisted of pass-through securities, which totaled 3.3% of total assets. At the same date, the Company's available for sale CMO portfolio totaled $25.3 million, or 3.1% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 5.99%. The Company owns both fixed-rate and floating-rate CMOs. The Company's CMO portfolio at September 30, 1999 included securities of $24.0 million (principally available for sale securities) for which the underlying mortgage collateral had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages.

Held to Maturity Portfolio

         As of September 30, 1999, securities with an amortized cost of $56.8 million, or 7.0% of total assets, were classified as held to maturity.
Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations made up $3.4 million of this total, or 0.4% of total assets. Mortgage-backed securities totaling $53.4 million, or 6.6% of total assets, made up the remainder of this portfolio.

         The following table sets forth the composition of the Company's held to maturity portfolio at the dates indicated.

                                                                        September 30,
                                               ---------------------------------------------------------------
                                                      1999                  1998                  1997
                                               -------------------   -------------------  --------------------
                                               Amortized    Fair     Amortized    Fair     Amortized    Fair
                                                 Cost       Value      Cost       Value      Cost       Value
                                               -------    -------    -------   --------   --------   --------
                                                                   (Dollars in Thousands)

Investment Securities:

  U.S. Government securities................   $   ---    $   ---    $ 8,988   $  9,011   $  8,952   $  8,913
  Federal agency obligations................     2,987      2,953      9,481      9,544     12,521     12,457
  State and municipal and other securities..       415        415        707        707        722        721
                                               -------    -------    -------   --------   --------   --------
    Total investment securities held to
      maturity .............................     3,402      3,368     19,176     19,262     22,195     22,091
                                               -------    -------    -------   --------   --------   --------

Mortgage-Backed Securities:
  Pass-through securities:
    Ginnie Mae..............................     5,106      5,140      6,526      6,616      7,971      8,114
    Fannie Mae..............................    18,116     17,786     26,117     26,349     29,674     29,565
    Freddie Mac.............................    22,014     21,900     33,014     33,639     49,158     49,497
    Other...................................     2,453      2,499      2,171      2,264      2,222      2,282
  CMOs and REMICs...........................     5,691      5,786     11,398     11,542     15,046     15,166
                                               -------    -------    -------   --------   --------   --------
    Total mortgage-backed securities held
      to maturity ..........................    53,380     53,111     79,226    80,410     104,071    104,624
                                               -------    -------    -------   --------   --------   --------

Total held to maturity securities...........   $56,782    $56,479    $98,402    $99,672   $126,266   $126,715
                                               =======    =======    =======    =======   ========   ========

         At September 30, 1999, the federal agency securities in the Company's held to maturity portfolio totaled $3.0 million, or 0.4% of total assets, and had maturities of less than five years, with a weighted average yield of 6.05%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months.

         At September 30, 1999, the Company's held to maturity mortgage-backed pass-through securities portfolio totaled $47.7 million, of which $2.0 million had a weighted average yield of 5.53% and contractual maturities within one year; $7.4 million had a weighted average yield of 5.99% and contractual maturities within five years; $14.8 million had a weighted average yield of 6.69% and contractual maturities of five to ten years; and $21.0 million had a weighted average yield of 7.10% and contractual maturities of over ten years.

         At September 30, 1999, $5.7 million of the CMO portfolio, or 0.7% of total assets, was classified as held-to-maturity. The estimated fair value of the Company's held-to-maturity CMO portfolio at September 30, 1999 was $5.8 million, or $95,000 more than the amortized cost.

         The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 1999 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

                                                          More than One Year    More than Five Years
                                     One Year or Less     through Five Years     through Ten Years    More than Ten Years
                                    -------------------   -------------------   -------------------  ---------------------
                                               Weighted              Weighted              Weighted              Weighted
                                    Amortized   Average   Amortized   Average   Amortized   Average  Amortized   Average
                                      Cost       Yield      Cost       Yield      Cost      Yield      Cost       Yield
                                    --------   --------   --------   --------   --------  ---------  ---------  ---------
                                                                   (Dollars in Thousands)
Available for Sale:
Mortgage-Backed Securities
     Freddie Mac ................   $   ---        ---%   $   749       7.32%   $    69       8.79%  $  2,434       6.78%
     Fannie Mae..................       521       6.43        592       6.59      5,265       6.20      9,675       6.55
     CMOs and REMICs.............       ---        ---        ---        ---      6,964       6.13     18,661       5.93
     Other.......................       ---        ---        ---        ---      4,732       6.32      2,431       5.97
                                    -------    -------    -------    -------    -------   --------   --------   --------
       Total ....................       521       6.43      1,341       7.00     17,030       6.21     33,201       6.18
                                    -------    -------    -------    -------    -------   --------   --------   --------
Investment Securities
     U.S. Gov't and agency
       securities ...............    10,124       6.37     49,499       5.24        ---        ---        ---        ---
     State and municipal
       securities ...............       ---        ---        ---        ---      4,711       3.99      6,989       4.60
     Corporate debt securities...     2,006       5.03     10,062       6.09     12,133       6.75        ---        ---
                                    -------    -------    -------    -------    -------   --------   --------   --------
       Total ....................    12,130       6.14     59,561       5.38     16,844       5.98      6,989       4.60
                                    -------    -------    -------    -------    -------   --------   --------   --------
   Total available for sale......   $12,651       6.16%   $60,902       5.42%   $33,874       6.10%  $ 40,190       5.90%
                                    =======    =======    =======    =======    =======   ========   ========   ========
Held to Maturity:
Mortgage-Backed Securities
     Freddie Mac ................   $   ---        ---%   $ 1,333       6.21%   $ 8,983       6.66%  $ 11,698       7.04%
     Fannie Mae..................     1,999       5.53      6,096       5.94      4,730       6.41      5,291       6.67
     Ginnie Mae..................       ---        ---          6       7.31      1,052       8.30      4,048       7.85
     CMOs and REMICs.............       ---        ---        ---        ---        ---        ---      5,691       6.32
     Other.......................       ---        ---        ---        ---         28      11.50      2,425       7.35
                                    -------    -------    -------    -------    -------   --------   --------   --------
       Total ....................     1,999       5.53      7,435       5.99     14,793       6.70     29,153       6.97
                                    -------    -------    -------    -------    -------   --------   --------   --------
Investment Securities
     U.S. Gov't and agency
       securities ...............       ---        ---      2,987       6.05        ---        ---        ---        ---
     State and municipal
       securities ...............       ---        ---         25       7.75        ---        ---        390       6.75
                                    -------    -------    -------    -------    -------   --------   --------   --------
       Total ....................       ---        ---      3,012       6.06        ---        ---        390       6.75
                                    -------    -------    -------    -------    -------   --------   --------   --------
   Total held to maturity........   $ 1,999       5.53%   $10,447       6.01%   $14,793       6.70%  $ 29,543       6.97%
                                    =======    =======    =======    =======    =======   ========   ========   ========
                                            Total Securities
                                      -------------------------------
                                                             Weighted
                                      Amortized    Fair      Average
                                        Cost       Value      Yield
                                      ---------  ---------  ---------
                                          (Dollars in Thousands)
Available for Sale:
Mortgage-Backed Securities
     Freddie Mac ................     $  3,252   $  3,307       6.95%
     Fannie Mae..................       16,053     15,930       6.43
     CMOs and REMICs.............       25,629     25,273       5.99
     Other.......................        7,163      7,252       6.20
                                      --------   --------   --------
       Total ....................       52,093     51,762       6.21
                                      --------   --------   --------
Investment Securities
     U.S. Gov't and agency
       securities ...............       59,623     58,914       5.43
     State and municipal
       securities ...............       11,700     10,808       4.35
     Corporate debt securities...       24,201     23,667       6.33
                                      --------   --------   --------
       Total ....................       95,524     93,389       5.23
                                      --------   --------   --------
   Total available for sale......     $147,617   $145,151       5.77%
                                      ========   ========   ========
Held to Maturity:
Mortgage-Backed Securities
     Freddie Mac ................     $ 22,014   $ 21,900       6.83%
     Fannie Mae..................       18,116     17,786       6.23
     Ginnie Mae..................        5,106      5,140       7.94
     CMOs and REMICs.............        5,691      5,786       6.32
     Other.......................        2,453      2,499       7.39
                                      --------   --------   --------
       Total ....................       53,380     53,111       6.71
                                      --------   --------   --------
Investment Securities
     U.S. Gov't and agency
       securities ...............        2,987      2,953       6.05
     State and municipal
       securities ...............          415        415       6.81
                                      --------   --------   --------
       Total ....................        3,402      3,368       6.14
                                      --------   --------   --------
   Total held to maturity........     $ 56,782   $ 56,479       6.67%
                                      ========   ========   ========

Sources of Funds

         General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations, are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. To a lesser extent, the Bank uses borrowed funds (primarily FHLB advances) to fund its operations.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts and certificates of deposit. It offers certificates of deposit with balances in excess of $100,000, as well as IRAs and other qualified plan accounts. The Bank provides commercial checking accounts for small to moderately-sized businesses, as well as low-cost checking account services for low-income customers.

         At September 30, 1999, the Bank's deposits totaled $586.6 million. Interest-bearing deposits totaled $526.8 million, and non-interest bearing demand deposits totaled $59.8 million. NOW, savings and money market deposits totaled $289.0 million at September 30, 1999. Also at that date, the Bank had a total of $237.8 million in certificates of deposit, of which $197.4 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. It relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media, and generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, it does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

         The following table sets forth the distribution of the Bank's deposit accounts, by account type, at the dates indicated.

                                                                     September 30,
                           ---------------------------------------------------------------------------------------------
                                        1999                             1998                             1997
                           ---------------------------     ----------------------------     ----------------------------
                                               Weighted                          Weighted                        Weighted
                                                Average                           Average                         Average
                            Amount    Percent    Rate       Amount     Percent     Rate      Amount    Percent      Rate
                           --------   ------     -----     --------    ------     -----     --------   ------      -----
                                                                (Dollars in Thousands)
Demand deposits

Retail ...............     $ 35,701      6.1%      ---%    $ 31,045       5.4%      ---%    $ 32,104      5.9%       ---%
Commercial ...........       24,147      4.1       ---       19,285       3.4       ---       17,117      3.1        ---
                           --------   ------     -----     --------    ------     -----     --------   ------      -----
Total demand deposits        59,848     10.2       ---       50,330       8.8       ---       49,221      9.0        ---
NOW deposits..........       47,129      8.0      1.01       41,738       7.3      1.22       32,985      6.0       1.25
Savings deposits......      161,809     27.6      2.02      155,934      27.2      1.99      153,171     28.0       2.25
Money market deposits.       80,033     13.6      2.75       76,010      13.3      2.65       75,339     13.8       2.96
                           --------   ------     -----     --------    ------     -----     --------   ------      -----
                            348,819     59.4      1.70      324,012      56.6      1.74      310,716     56.8       1.96
Certificates of deposit     237,821     40.6      4.82      249,162      43.4      5.15      236,130     43.2       5.31
                           --------   ------     -----     --------    ------     -----     --------   ------      -----

  Total deposits.......    $586,640    100.0%     2.97%    $573,174     100.0%     3.22%    $546,846    100.0%      3.40%
                           ========   ======     =====     ========    ======     =====     ========   ======      =====

         The following table sets forth, by interest rate ranges, information concerning the Bank's certificates of deposit at the dates indicated.

                                                 At September 30, 1999
                           -----------------------------------------------------------------------------          Total at
                                                  Period to Maturity                                            September 30,
                           -----------------------------------------------------------------------------    ---------------------
                           Less than   One to     Two to         More than                     Percent
 Interest Rate Range       One Year   Two Years  Three Years    Three Years       Total        of Total       1998        1997
 -------------------       -------- -----------  -----------    -----------     ----------   -----------    -------     ---------
                                                        (Dollars in Thousands)
4.00% and below..........  $ 11,195   $    79     $   ---         $ 2,745        $ 14,019         5.9%     $  1,003     $    716
4.01% to 5.00%...........   120,081    12,151       1,272           1,876         135,380        56.9       103,713       68,707
5.01% to 6.00%...........    56,155    16,207       3,944           1,583          77,889        32.8       123,044      151,729
6.01% to 7.00%...........     6,627       122         248              29           7,026         2.9        17,943        9,557
7.01% and above..........     3,315        77         115             ---           3,507         1.5         3,459        5,421
                           --------   -------     -------         -------        --------      ------      --------     --------

   Total.................  $197,373   $28,636     $ 5,579         $ 6,233        $237,821       100.0%     $249,162     $236,130
                           ========   =======     =======         =======        ========      ======      ========     ========

         The following table sets forth the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 1999.

                                                                                Maturity
                                                            -----------------------------------------------
                                                            3 Months   Over 3 to 6   Over 6 to 12   Over 12
                                                            or Less    Months        Months         Months      Total
                                                            -------    -------       -------        -------    -------
                                                                                  (In Thousands)
Certificates of deposit less than $100,000.............     $59,309    $46,954       $68,755        $35,523    $210,541
Certificates of deposit of $100,000 or more (1)........       8,331      5,968         8,056          4,925      27,280
                                                            -------    -------       -------        -------    --------
   Total of certificates of deposit....................     $67,640    $52,922       $76,811        $40,448    $237,821
                                                            =======    =======       =======        =======    ========

-----------------------
(1) The weighted average interest rates for these accounts, by maturity period, are 4.40% for 3 months or less; 4.77% for 3 to 6 months; 5.31% for 6 to 12 months; and 4.90% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.84%.

         Borrowings. At September 30, 1999, the Bank had $117.8 million of borrowings, of which $115.5 million consisted of FHLB advances. FHLB advances were $38.6 million as of September 30, 1998 and $24.0 million as of September 30, 1997. At September 30, 1999, the Bank had access to additional FHLB borrowings of up to $128.9 million.

         The following table sets forth information concerning balances and interest rates on the Bank's FHLB advances at the dates and for the periods indicated.

                                                                              Years Ended September 30,
                                                                        ----------------------------------
                                                                          1999        1998          1997
                                                                        --------     -------       -------
                                                                              (Dollars in Thousands)
Balance at end of year............................................      $115,515     $38,646       $24,000
Average balance during year.......................................        74,319      28,817        23,730
Maximum outstanding at any month end..............................       118,526      38,646        38,000
Weighted average interest rate at end of year.....................          5.60%       5.97%         6.69%
Average interest rate during year.................................          5.53%       5.96%         6.27%

Subsidiary Activities

         Provest Services Corp. I is a wholly-owned subsidiary of the Bank holding an investment in a limited partnership which operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of the Bank which has engaged a third-party provider to sell annuities and mutual funds to the Bank's customers. Through September 30, 1999, the activities of these subsidiaries have had an insignificant effect on the Bank's consolidated financial condition and results of operations. During fiscal 1999, the Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust ("REIT"). The REIT holds both residential and commercial real estate loans.

Competition

         The Bank faces significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, most of whom are significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions and insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as restrictions on the interstate operations of financial institutions are removed.

Employees

         As of September 30, 1999, the Bank had 211 full-time employees and 38 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION

General

         As a federally chartered, SAIF-insured savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors. The FDIC also has examination authority over the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

         Qualified Thrift Lender Requirement. The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of September 30, 1999, the Bank met the QTL test.

         Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of September 30, 1999, the Bank was a "well-capitalized" institution.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations; and
(v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio at September 30, 1999 exceeded the then applicable requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an outstanding CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Affiliates. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any nonsavings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies.

         Enforcement.  Under  the  FDI  Act,  the OTS  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 4% tier 1 core capital ratio, a 4% tier 1 risk-based ratio, and an 8% total risk-based ratio. Tier 1 core capital is defined as common stockholders' equity less investments in and advances to "nonincludable" subsidiaries, goodwill and other intangible assets, nonqualifying equity instruments and disallowed servicing assets, and other disallowed assets; plus accumulated losses (gains) on certain available-for-sale securities and cash flow hedges (net of taxes), qualifying intangible assets, minority interest in includable consolidated subsidiaries, and mutual institutions' nonwithdrawable deposit accounts. Adjusted total assets is defined as total assets less assets of "nonincludable" subsidiaries, goodwill and other intangible assets and disallowed servicing assets and other disallowed assets; plus accumulated losses (gains) on certain available-for sale securities and cash flow hedges, and qualifying intangible assets. Total risk-based capital is defined as tier 1 (core) capital plus 45% of net unrealized gains on available-for-sale equity securities, qualifying subordinated debt and redeemable preferred stock, capital certificates, nonwithdrawable deposit accounts not included in core capital, other equity instruments and allowances for loan and lease losses; less equity investments and other assets required to be deducted, low-level recourse deduction and capital reduction for interest-rate risk exposure.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.

         At September 30, 1999, the Bank exceeded each of the OTS capital requirements as summarized below:

                                                                                          To Be Well Capitalized
                                                                      For Capital         Under Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                        ---------------------     ----------------------    ---------------------
                                        Amount      Ratio (1)     Amount       Ratio (1)    Amount       Ratio(1)
                                        ------      ---------     ------       ---------    ------       --------
  Tangible capital..................  $  76,894        9.6%     $  12,069         1.5%    $     ---         ---%
  Tier I core capital...............     76,894        9.6         32,184         4.0        40,230         5.0
  Tier I risk-based capital.........     76,894       15.9            ---         ---        28,986         6.0
  Total risk-based capital..........     82,935       17.2         38,648         8.0        48,310        10.0

--------------------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

         Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At September 30, 1999, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 1999, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Financial Modernization Legislation

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which will be effective on March 11, 2000, and will expand the permissible activities of bank holding companies like Financial. Upon the effective date of the legislation, the Company will be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities.

         In order to take advantage of this new authority, a savings and loan holding company's depositary institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. The Bank currently meets these requirements. No prior regulatory notice would be required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

Holding Company Regulation

         General. The Mutual Holding Company and the Company are nondiversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Mutual Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Mutual Holding Company and the Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations law.

         Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a Mutual Holding Company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (I) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a Mutual Holding Company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (I) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         The HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (I) the approval of interstate supervisory acquisitions by savings and loan holding companies, and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (I) the Mutual Holding Company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the Mutual Holding Company's members; (ii) for as long as the savings association subsidiary is controlled by the Mutual Holding Company, the dollar amount of dividends waived by the Mutual Holding Company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the Mutual Holding Company is available for declaration as a dividend solely to the Mutual Holding Company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the Mutual Holding Company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the Mutual Holding Company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the Mutual Holding Company.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to undertake a conversion from mutual to stock form ("Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain customers of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock ("Common Stock") held by stockholders of the Company other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New

Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to the dividend waiver adjustment described below and any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

         The dividend waiver adjustment would decrease the percentage of the to-be outstanding shares of common stock of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock to reflect
(I) the aggregate  amount of dividends  waived by the Mutual Holding Company and
(ii) assets other than Common Stock held by the Mutual Holding Company. Pursuant to the dividend waiver adjustment, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders multiplied by a dividend waiver fraction. The dividend waiver fraction is equal to the product of (a) a fraction, of which the numerator is equal to the Company's stockholders' equity at the time of the Conversion Transaction less the aggregate amount of dividends waived by the Mutual Holding Company and the denominator is equal to the Company's stockholders' equity at the time of the Conversion Transaction, and (b) a fraction, of which the numerator is equal to the appraised pro forma market value of the New Holding Company minus the value of the Mutual Holding Company's assets other than Common Stock and the denominator is equal to the pro forma market value of the New Holding Company.

Federal Securities Law

         The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. Common stock of the Company held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

ITEM 2.  Properties
-------------------

Properties

         In the weeks before and after September 30, 1999, Provident opened its first two branches in Orange County, extending its market area from its base of 11 conveniently located branches in Rockland County. Currently the Bank leases eight premises, including its headquarters location, from third parties under terms and conditions considered by the management to be favorable to the Bank. In addition, the Bank owns six premises.

Following is a list of Bank locations:

Corporate Office and Commercial Lending Group

400 Rella Boulevard                               38-40 New Main Street
Montebello, NY 10901                              Haverstraw, NY 10927
(914) 369-8040                                    (914) 942-3880

Rockland County:

44 W. Route 59                                    375 Rt. 303 at Kings Highway
Nanuet, NY 10954                                  Orangeburg, NY 10962
(914) 627-6180                                    (914) 398-4810

148 Rt. 9W                                        196 Rt. 59
Stony Point, NY 10980                             Suffern, NY 10901
(914) 942-3890                                    (914) 369-8360

179 South Main Street                             1633 Rt. 202
New City, NY 10956                                Pomona, NY 10970
(914) 639-7750                                    (914) 364-5690

72 West Eckerson Rd.                              Orange County:
Spring Valley, NY 10977
(914) 426-7230                                    125 Dolson Avenue
                                                  (In the ShopRite Supermarket)*
1 Lake Road West                                  Middletown, NY 10940
Congers, NY 19020                                 (914)-342-5777
(914) 267-2180
                                                  153 Rt. 94
71 Lafayette Avenue                               (In the ShopRite Supermarket)
Suffern, NY 10901                                 Warwick, NY 10990
(914) 369-8350                                    (914) 986-9540

26 North Middletown Rd.                           * Opened in October, 1999
(In the ShopRite Supermarket)
Pearl River, NY 10965
(914) 627-6170


ITEM 3. Legal Proceedings
-------------------------

         The Bank is a defendant in a lawsuit, Patrick Gawrysiak a/k/a Patrick Gray v. Provident Bank, brought by a prospective purchaser of REO property, alleging breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. The Bank retained counsel and vigorously contested the claim. On September 24, 1999, the Bank's motion for summary judgment was granted dismissing the lawsuit for lack of personal jurisdiction over the Bank. Plaintiff has filed a notice of appeal of that decision. Management continues to believe the underlying claim is baseless and intends to vigorously contest the plaintiff's appeal.

         The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters

         The "Common Stock and Related Matters" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Selected Financial Data
-------------------------------

         The "Selected Consolidated Financial and Other Data" section for the year ended September 30, 1999 is filed as part of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The financial statements contained in the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None

                                    PART III

ITEM 10. Directors and Executive Officers of the Company
--------------------------------------------------------

         The "Proposal 1-Election of Directors" section of the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held in February 2000 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation
-------------------------------

         The "Proposal I-Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The "Proposal I-Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a)(1)  Financial Statements

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

                  (A)      Independent Auditors' Report

                  (B)      Consolidated Statements of Condition

                  (C)      Consolidated Statements of Income

                  (D)      Consolidated Statements of Changes in Stockholders'
                           Equity

                  (E)      Consolidated Statements of Cash Flows

                  (F)      Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

         3.1      Stock  Holding  Company  Charter of  Provident  Bancorp,  Inc.
                  (incorporated herein by reference to the Company's Registration Statement on Form S-1, file No. 333-63593 (the "S-1"))

         3.2 Bylaws of Provident Bancorp, Inc. (incorporated herein by reference to the S-1)

         4        Form  of  Stock   Certificate  of  Provident   Bancorp,   Inc.
                  (incorporated herein by reference to the S-1)

         10.1 Form of Employee Stock Ownership Plan (incorporated herein by reference to the S-1)

         10.2     Employment   Agreement  with  George   Strayton,   as  amended
                  (incorporated herein by reference to the S-1)

         10.3 Form of Employment Agreement (incorporated herein by reference to the S-1)

         10.4     Deferred  Compensation   Agreement   (incorporated  herein  by
                  reference to the S-1)

         10.5     Supplemental    Executive    Retirement   Plan,   as   amended
                  (incorporated herein by reference to the S-1)

         10.6 Management Incentive Program (incorporated herein by reference to the S-1)

         10.7 1996 Long-Term Incentive Plan for Officers and Directors, as amended (incorporated herein by reference to the S-1)

         13       Annual Report to Stockholders

         21       Subsidiaries of the Company

         27       EDGAR Financial Data Schedule

                                   Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provident Bancorp, Inc.

Date: December 23, 1999               By: \s\ George Strayton
                                          --------------------
                                          George Strayton

                                          President, Chief Executive Officer and
                                          Director

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    \s\ George Strayton                                      By:     \s\ Katherine Dering
        ----------------------------------                             ----------------------------------
         George Strayton                                               Katherine Dering
         President, Chief Executive Officer and                        Chief Financial Officer and Senior
         Director                                                      Vice President

Date:  December 23, 1999                                        Date:   December 23, 1999

By:      \s\ William F. Helmer                                  By:     \s\ Dennis L. Coyle
        ----------------------------------                             ----------------------------------
       William F. Helmer                                               Dennis L. Coyle, Vice Chairman
       Chairman of the Board

Date:  December 23, 1999                                        Date:   December 23, 1999

By:      \s\ Murray L. Korn                                     By:      \s\ Donald T. McNelis
        ----------------------------------                             ----------------------------------
       Murray L. Korn, Director                                        Donald T. McNelis, Director

Date:  December 23, 1999                                        Date:   December 23, 1999

By:      \s\ Richard A. Nozell                                  By:      \s\ William R. Sichol, Jr.
        ----------------------------------                             ----------------------------------
       Richard A. Nozell, Director                                     William R. Sichol, Jr., Director

Date:  December 23, 1999                                        Date:   December 23, 1999

By:                                                             By:       \s\ F. Gary Zeh
        ----------------------------------                             ----------------------------------
       Wilbur C. Ward, Director                                        F. Gary Zeh, Director

                                                                Date:   December 23, 1999