Form 10-Q
period 1999-12-31
PROVIDENT BANCORP INC/NY/
filed 2000-02-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999
                ------------------------------------------------
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to
               ----------------------------------------------------

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             ----------------------
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
     (2) Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Classes of Common Stock                Shares Outstanding
           -----------------------                ------------------
               $0.10 per share                      8,225,000 as of
                                                   December 31, 1999

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                     December 31, 1999 and September 30, 1999                3-4

                  Consolidated Statements of Income for the
                     Three Months Ended December 31, 1999 and 1998             5

                  Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months Ended December 31, 1999                 6

                  Consolidated Statements of Cash Flows for the Three Months
                     Ended December 31, 1999 and 1998                        7-8

                  Notes to Consolidated Financial Statements                9-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-17

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk                                           17

                                            PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                           18

Item 2.           Changes in Securities and Use of Proceeds                   18

Item 3.           Defaults upon Senior Securities                             18

Item 4.           Submission of Matters to a Vote of Security Holders         18

Item 5.           Other Information                                           18

Item 6.           Exhibits and Reports on Form 8-K                            18

                  Signatures                                                  19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)

                                                                                       December 31,                   September 30,
                                                                                          1999                            1999
                                                                                          ----                            ----
Assets
Cash and due from banks                                                              $        20,993             $         11,838
Securities:
   Available for sale, at fair value (amortized cost  of $156,185 at
       December 31, 1999 and $150,792 at September 30, 1999)                                  152,242                     148,387
   Held to maturity, at amortized cost (fair value of $52,890 at                               53,756                      56,782
      December 31, 1999 and $56,479 at September 30, 1999)
                                                                                     ----------------               -------------
         Total  securities                                                                    205,998                     205,169

Loans:
   One- to four-family residential mortgage loans                                             343,153                     344,731
   Commercial real estate, commercial business and
     construction loans                                                                       168,417                     160,297
   Consumer loans                                                                              67,417                      67,695
   Allowance for loan losses                                                                   (6,592)                     (6,202)
                                                                                      ---------------              ---------------
         Total loans, net                                                                     572,395                     566,521
                                                                                      ---------------              ---------------
     Accrued interest receivable, net                                                           4,402                       5,656
     Federal Home Loan Bank stock, at cost                                                      6,525                       6,176
     Premises and equipment, net                                                                9,028                       8,232
     Other assets                                                                              11,089                      10,926
                                                                                      ---------------              ---------------
         Total assets                                                                     $   830,430                 $   814,518
                                                                                      ===============              ==============


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(In thousands, except share data)
                                                                                          December 31,             September 30,
Liabilities and Stockholders' Equity                                                         1999                      1999
                                                                                             ----                      ----
  Liabilities:
    Deposits:
        Retail demand and NOW deposits                                                       $88,399                 $82,830
        Commercial demand deposits                                                                                    24,147
                                                                                             23,483
             Savings and money market deposits                                               241,986                 241,842
        Certificates of deposit                                                              237,624                 237,821
    Total deposits                                                                           591,492                 586,640

    Borrowings                                                                               125,481                 117,753
    Mortgage escrow funds                                                                     13,617                  10,489
    Other                                                                                     10,132                   9,337
                                                                                          ----------              ----------
         Total liabilities                                                                   740,722                 724,219

         Stockholders' equity (Note 1):
 Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                                        --                       --
Common stock (par value $0.10 per share; 10,000,000 shares
   authorized; 8,280,000 shares issued)                                                         828                      828
Additional paid-in capital                                                                   36,283                   36,262
Unallocated common stock held by employee stock ownership
    plan ("ESOP")                                                                            (3,008)                  (3,102)
Treasury stock, at cost  (55,000 shares)                                                       (891)                      --
Retained earnings                                                                            58,904                   57,754
Accumulated other comprehensive loss, net of tax benefit of $1,604
   at December 31, 1999 and $961 at September 30, 1999 (Note 3)                              (2,408)                  (1,443)

                                                                                        -----------             ------------
         Total stockholders' equity                                                          89,708                   90,299
                                                                                        -----------             ------------
         Total liabilities and stockholders' equity                                       $ 830,430              $   814,518
                                                                                        ===========             ============

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                                                     For the Three Months
(In thousands, except per share data)                                                             Ended December 31,

                                                                                                 1999               1998
                                                                                                 ----               ----
Interest and dividend income:
    Loans                                                                                      11,016              9,513
    Securities                                                                                  3,145              2,903
    Other earning assets                                                                          137                 92
                                                                                            ---------          ---------
       Total interest and dividend income                                                      14,298             12,508
                                                                                            ---------          ---------


    Interest expense:
      Deposits                                                                                  4,444              4,661
      Borrowings                                                                                1,750                672
                                                                                            ---------          ---------
       Total interest expense                                                                   6,194              5,333
                                                                                            ---------          ---------


       Net interest income                                                                      8,104              7,175

       Provision for loan losses                                                                  450                360
                                                                                            ---------          ---------
       Net interest income after                                                                7,654              6,815
                                                                                            ---------          ---------
       provision for loan losses

       Non-interest income:
           Loan servicing                                                                         168                115
           Banking service fees and other income                                                  679                697
                                                                                            ---------          ---------
              Total non-interest income                                                           847                812
                                                                                            ---------          ---------

       Non-interest expense:
     Compensation and employee benefits                                                         3,010              2,933
     Occupancy and office operations                                                              946                840
     Advertising and promotion                                                                    239                289
     Data processing                                                                              399                304
     Amortization of branch purchase premiums                                                     430                430
     Other                                                                                      1,364              1,676
                                                                                            ---------          ---------
          Total non-interest expense                                                            6,388              6,472
                                                                                            ---------          ---------


     Income before income tax expense                                                           2,113              1,155
     Income tax expense                                                                           715                427
                                                                                            ---------          ---------
     Net income                                                                             $   1,398          $     728
                                                                                            =========          =========


Basic earnings per common share (Note 4)                                                      $  0.17

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
(Unaudited)
(In thousands, except share data)

                                                                                                              Accumulated
                                                             Additional  Unallocated                            Other
                                      Preferred     Common     Paid-In       ESOP      Treasury    Retained  Comprehensive
                                        Stock       Stock      Capital      Shares       Stock     Earnings      Loss        Total
                                        -----       -----      -------      ------     --------    --------      ----        -----

Balance at September 30, 1999        $    --     $   828       $36,262      $(3,102)    $   --      $57,754     $(1,443)   $90,299
Net income for the three-month
 period                                   --          --            --           --         --        1,398         --       1,398
Treasury stock purchases
 (55,000 shares)                          --          --            --           --       (891)          --         --        (891)
ESOP shares allocated or
 released for allocation (7,728
 shares)                                  --          --            21           94         --           --         --         115
Change in net unrealized loss on
 securities available for sale, net
   of taxes of  $643                      --          --            --           --         --           --       (965)       (965)
Cash dividends ($0.03 per share)          --          --            --           --         --         (248)        --        (248)

                                    --------      ------     ---------      -------      ------       -------    -------   -------
Balance at December 31, 1999        $     --      $  828     $  36,283      $(3,008)     $ (891)      $58,904    $(2,408)  $89,708
                                    ========      ======     =========      =======      ======       =======    =======   =======

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                     For the Three Months
(In thousands)                                                                   Ended December 31,
                                                                                1999           1998
                                                                                ----           ----
Cash flows from operating activities:
     Net income                                                                $ 1,398       $  728
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization of premises and
            equipment                                                              389          366
         Net amortization of premiums and discounts on
            securities                                                              53           80
         ESOP expense                                                              115          371
         Provision for loan losses                                                 450          360
         Amortization of branch purchase premiums                                  430          430
         Proceeds from sales of loans held for sale                                824        9,097
         Originations of loans held for sale                                      (361)      (9,042)
         Deferred income tax (benefit) expense                                    (447)         176
         Net changes in accrued interest receivable
            and payable                                                          1,676          (13)
         Net decrease (increase) in other assets                                   582         (580)
         Net increase (decrease) in other liabilities                              373         (892)
         Other adjustments, net                                                     34            2
                                                                                --------      ------
              Net cash provided by operating activities                           5,516       1,083

 Cash flows from investing activities:
    Purchases of securities available for sale                                  (18,583)    (28,530)
    Proceeds from maturities, calls and principal payments:
         Securities available for sale                                            8,077      15,183
         Securities held to maturity                                              3,010       6,753
    Proceeds from sales of securities available
      for sale                                                                    5,008          --
    Loan originations                                                           (31,470)    (76,615)
    Loan repayments                                                              24,562      38,520
    Purchases of Federal Home Loan Bank stock                                      (349)         --
    Purchases of premises and equipment                                          (1,185)        (395)
                                                                                --------      ------
               Net cash used in investing activities                            (10,930)     (45,084)


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                        For the Three Months
                                                                         Ended December 31,
                                                                       1999             1998
                                                                      ------           ------
Cash flows from financing activities:
  Net increase in deposits                                            $4,852          $21,952
  Net increase (decrease) in borrowings                                7,728          (19,317)
  Net increase in mortgage escrow funds                                3,128            5,963
  Proceeds from stock subscriptions                                       --            8,036
 Treasury shares purchased                                              891)               --
  Cash dividends                                                       (248)               --
                                                                     -------          -------
      Net cash provided by financing                                  14,569           66,634
                                                                     -------          -------
activities

Net increase in cash and cash equivalents                              9,155           22,633

Cash and cash equivalents at beginning of  period                     11,838            7,572

                                                                     -------          -------
Cash and cash equivalents at end of period                           $20,993          $30,205
                                                                     =======          =======

Supplemental information:
  Interest paid                                                      $ 5,774          $ 4,962
  Income taxes paid                                                      412              746
 Transfers of loans to real estate owned                                  87               --
                                                                     -------          -------

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Reorganization and Offering
--------------------------------

     On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc., the Bank's holding company (the "Company"), issued a total of 8,280,000 common shares, consisting of 3,864,000 shares sold to the public and 4,416,000 shares issued to Provident Bancorp, MHC. The Company raised net proceeds of $37.1 million (gross proceeds of $38.6 million less offering costs of $1.5 million) from the sale of shares to the public. The Bank's Employee Stock Ownership Plan ("ESOP") subsequently purchased 8% of the shares issued to the public, or approximately 309,120 shares. The ESOP completed its purchase of shares in the open market.

2.   Basis of Presentation
--------------------------

     The results of operations and financial condition for the periods and as of dates subsequent to the reorganization are reported on a consolidated basis for the Company and the Bank (collectively, the "Company"). Earlier financial information pertains to the Bank only.

     The financial statements included herein have been prepared by management without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. Certain information and footnote disclosures normally included in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the period ended December 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2000.

     The unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements for the fiscal year ended September 30, 1999.

3.   Comprehensive Income
-------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income was $433,000 and $357,000 for the three months ended December 31, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income for these periods equals the change in the after-tax net unrealized loss on securities available for sale during the applicable periods. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of December 31, 1999 and September 30, 1999.

4.   Earnings Per Common Share
------------------------------

     The Company completed the reorganization and offering on January 7, 1999. As a result, earnings per share data is presented herein only for the three months ended December 31, 1999. Weighted average common shares of 8,024,511 were used in calculating basic earnings per share for the quarter ended December 31, 1999, which includes all shares issued to the mutual holding company but excludes unallocated ESOP shares that have not been released or committed to be released to participants. The Company had no potentially dilutive securities at December 31, 1999 and, accordingly, diluted earnings per share is not applicable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, and the effect of new accounting pronouncements and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at December 31, 1999 and September 30, 1999

     Total assets increased to $830.4 million at December 31, 1999 from $ 814.5 million at September 30, 1999, an increase of $15.9 million, or 2.0%. Cash levels increased to $21.0 million at December 31, 1999, from $11.8 million at September 30, 1999, an increase of $9.2 million, primarily due to efforts to maintain high liquidity levels over the calendar year end. Subsequent to the date change, cash levels were brought back to customary levels. Asset growth was also attributable to an increase in loans receivable.

     Net loans receivable increased by $5.9 million in the three months ended December 31, 1999 to $572.4 million from $566.5 million at September 30, 1999, led by an increase of $8.1 million in the commercial loan portfolio. The increase in the commercial loan portfolio was attributable to increases in commercial mortgage loans of $3.3 million, construction loans of $1.6 million and commercial business loans of $3.3 million. Partially offsetting these increases were decreases of $1.6 million in residential mortgage loans and 278,000 in consumer loans. The allowance for loan losses increased by $390,000 to $6.6 million at December 31, 1999 from $ 6.2 million at September 30, 1999.

     The total securities portfolio increased by $829,000 to $206.0 million at December 31, 1999 from $205.2 million at September 30, 1999. This net increase reflects a $3.9 million increase in available-for-sale securities and a $3.0 million decrease in securities held to maturity.

     Total deposits increased by $4.9 million to $591.5 million at December 31, 1999 from $586.6 million at September 30, 1999, primarily due to the increase in total transaction account (demand and NOW) balances, which increased by $4.9 million, or 4.6%, to $111.9 million at December 31, 1999. Total savings account and money market account balances increased by $144,000, to $242.0 million at December 31, 1999 from $241.8 million at September 30, 1999. During the same time period, total certificates of deposit decreased $197,000 to $237.6 million at December 31, 1999 from $237.8 million at September 30, 1999. Borrowings (Federal Home Loan Bank advances) increased $7.7 million during the three month period to $125.5 million at December 31, 1999 from $117.8 million at September 30, 1999.

     Stockholders' equity decreased by $591,000 to $89.7 million at December 31, 1999 compared to $90.3 million at September 30, 1999. Rising interest rates during the period resulted in a $965,000 decrease in stockholders' equity from higher net unrealized losses on the available for sale securities portfolio. In addition, cash dividends of $248,000 were paid, and treasury stock purchases associated with the Company's previously announced stock buy-back program totaled $891,000 for the three-month period. Net income of $1.4 million for the three-month period partially offset these decreases in equity.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and December 31, 1998

     Net Income. For the three months ended December 31, 1999, net income was $1.4 million or $0.17 per common share, an increase of $670,000 or 92.0% from net income of $728,000 for the three months ended December 31, 1998. Excluding special charges of $592,000 for expenses related to the conversion of computer systems and $371,000 for the establishment of the Employee Stock Ownership Plan ("ESOP"), net income after taxes would have been approximately $1.3 million for the three months ended December 31, 1998.

     Interest Income. Total interest income grew by $1.8 million, or 14.3%, over the prior period, primarily due to increased loan volume, the acquisition over time of higher yielding securities and the upward adjustment of variable rate loans. Interest income was $14.3 million for the three months ended December 31, 1999 compared to $12.5 million for the three months ended December 31, 1998. The increase was primarily due to a $1.5 million or 15.8% increase in income from loans to $11.0 million for the three months ended December 31, 1999, from $9.5 million for the three months ended December 31, 1998. The higher total interest income also reflected a $287,000 or 9.6% increase in income from securities and other earning assets, to $3.3 million for the three months ended December 31, 1999, from $3.0 million for the three months ended December 31, 1998. The increase in income from loans was attributable to an $88.7 million increase in the average loan balance to $568.8 million from $480.1 million, partially offset by an 18 basis point decrease in the average yield to 7.68% from 7.86%. The increase in average loan balances reflects a $48.3 million, or 13.4%, increase in the average balance of residential mortgage loans, as well as a $40.4 million, or 33.6%, increase in the average commercial loan portfolio. The
$287,000 increase in income from securities and other earning assets was attributable to a $17.8 million increase in the average balance of these assets to $212.8 million in 1999 from $195.0 million in 1998, as well as a 3 basis point increase in the average yield to 6.12% from 6.09%.

     Interest Expense. Total interest expense increased by $861,000, to $6.2 million for the three months ended December 31, 1999, from $5.3 million for the three months ended December 31, 1998, an increase of 16.1%. This increase was primarily due to higher balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits. The average rate paid on total interest-bearing liabilities in the 1999 period was 3.71%, compared to 3.64% in the 1998 period. Average total interest-bearing liabilities also increased to $661.7 million for the period ended December 31, 1999, compared to an average of $580.9 million for the prior period, an increase of $80.8 million, or 13.9%. Interest expense on deposits decreased by $217,000, despite an increase in average interest bearing deposits to $538.5 million for the three-month period ended December 31, 1999 from $534.0 million for the three-month period ended December 31, 1998, due to lower average yields on those deposits, which declined to 3.27%, from 3.46%, a decrease of 19 basis points. The reduction in deposit interest expense was more than offset by higher interest expense on borrowings from the Federal Home Loan Bank ("FHLB"). The average balance of FHLB borrowings increased by $76.4 million to $123.2 million for the 1999 period, from $46.8 million in 1998, while the average rate paid on these borrowings decreased 6 basic points to 5.63% from 5.69%.

     Net Interest Income. For the three months ended December 31, 1999 and 1998, net interest income was $8.1 million and $7.2 million, respectively. The $929,000 increase in net interest income was primarily attributable to a $25.6 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by a 17 basis point decrease in the net interest rate spread to 3.54% from 3.71%. The Company's net interest margin declined to 4.11% in the three months ended December 31, 1999 from 4.22% in the three months ended December 31, 1998.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $450,000 and $360,000 in loan loss provisions during the three months ended December 31, 1999 and 1998, respectively.

Activity in the allowance for loan losses is summarized as follows for the quarters ended December 31:
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars in thousands)

         Balance at beginning of period             $  6,202         $  4,906
         Provision for losses                            450              360
         Charge-offs                                     (67)             (45)
         Recoveries
                                                           7              132
                                                  ----------         --------
         Balance at end of period                   $  6,592          $ 5,353

     Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                                                      December 31,         September 30,
                                                                        1999                  1999
                                                                        ----                  ----
                                                                           (Dollars in thousands)
       Non-accrual loans:
           One-to-four family residential mortgage loans             $  2,176                 $2,839
           Commercial real estate, commercial business and
             construction loans                                          1,409                 1,368
           Consumer loans                                                  370                   429
                                                                     ---------               -------
           Total non-performing loans                                    3,955                 4,636

         Real estate owned:
            One- to four-family residential                                490                   403

                                                                     ---------               -------
         Total non-performing assets                                 $   4,445               $ 5,039
                                                                     =========               =======

Ratios:
         Non-performing loans to total loans                              0.69%                 0.82%
         Non-performing assets to total assets                            0.54                  0.62
         Allowance for loan losses to  total non-performing
             loans                                                       166.7                 133.8
         Allowance for loan losses to total loans                         1.14 %                1.08%
                                                                     =========               =======



     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income increased by $35,000 or 4.3%, to $847,000 for the three months ended December 31, 1999 from $812,000 for the three months ended December 31, 1998. The increase reflected primarily increased fees collected on loans and implementation of a surcharge on ATM usage by non-Provident Bank customers. These increases were partially offset by a decrease in the gain on sale of loans, as residential loan volumes fell due to higher interest rates.

     Non-Interest Expenses. Non-interest expenses declined by $84,000, to $6.4 million for the three months ended December 31, 1999 from $6.5 million for the three months ended December 31, 1998. Although the total expenses for the two quarters were comparable, the components were somewhat different. Non-recurring expenses of approximately $592,000 were incurred in the three months ended December 31, 1998 in connection with the conversion to a new computer system. Also during the prior period, ESOP expense of $371,000 was recognized for shares allocated to employees for the full plan year ended December 31, 1998. The absence of these costs in the three months ended December 31, 1999 was substantially offset by current period expenses associated with opening two new branches, establishment of a trust division, and the Company's preparation for the Year 2000 issue.

     Income  Taxes.  Income tax expense was  $715,000 for the three months ended
December 31, 1999 compared to $427,000 for the same period in 1998. The effective tax rates were 33.8% and 37.0%, respectively.

                            Year 2000 Considerations
                            ------------------------

     The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Act.

     The Company, like all companies that utilize computer technology, faced the significant challenge over the past year of ensuring that its computer systems would be able to process time-sensitive data accurately beyond the Year 1999 (referred to as the "Year 2000 issue"). Beginning more than two years before the date change, the Company conducted comprehensive reviews of its computer systems to identify systems that could be affected by the Year 2000 issue, and developed an implementation plan to modify or replace the affected systems and test them for Year 2000 readiness. The Company's plan included actions to identify Year 2000 issues attributable to its own systems as well as those of third parties who supply products and services to the Company, or who have material business relationships with the Company. Although no guaranty can be given that all internal systems and/or third parties will not have some as-yet-to-be-identified problem due to the Year 2000 issue, as of this date, it appears the date change occurred without incident.

     Monitoring and managing the Year 2000 issue resulted, and may result, in additional direct and indirect costs for the Company. Direct costs have included charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and rental of equipment such as generators. Indirect costs have principally consisted of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing contingency plans, and the implied cost of maintaining higher than usual liquidity over the year end. The Company's direct and indirect costs of addressing the Year 2000 issue have been charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which were capitalized. As of February 8, 2000, based on knowledge as of the preparation date of this report, total direct and indirect Year 2000 costs are estimated to have been approximately $191,000.

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

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 1999 and 1998, loan originations totaled $31.5 million and $76.6 million, respectively, and purchases of securities totaled $18.6 million and $28.5 million, respectively. In 1999, these investing activities were funded primarily by wholesale borrowings, by deposit growth and principal repayments on loans and securities. During the quarter ended December 31, 1998, customary funding was supplemented by the stock offering funds, which were received during that three-month period. Loan origination commitments totaled $12.8 million at December 31, 1999. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     The level of interest rates generally affects deposit flows, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the three months ended December 31, 1999 was $4.9 million, compared to $22.0 million for the three months ended December 31, 1998.

     The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $125.5 million at December 31, 1999.

     At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $78.7 million, or 9.6% of adjusted assets (which is above the required level of $32.9 million, or 4.0%) and a risk-based capital level of $84.9 million, or 17.3% of risk-weighted assets (which is above the required level of $39.2 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

     The following table sets forth the Bank's regulatory capital position at December 31, 1999 and September 30, 1999, compared to OTS requirements.


                                                                                       OTS Requirements
                                                                      -----------------------------------------------------
                                                                        Minimum Capital                For Classification
                                          Bank Actual                      Adequacy                    as Well Capitalized
                                      ------------------             --------------------           ------------------------
                                      Amount       Ratio             Amount         Ratio           Amount             Ratio
                                      ------       -----             ------         -----           ------             -----
                                                               (Dollars in thousands)
December 31, 1999
-----------------
Tangible capital                    $ 78,723        9.6%             $12,338          1.5%          $     -                 -%

Tier 1 (core) capital                 78,723        9.6               32,901          4.0            41,126               5.0
Risk-based capital:
     Tier 1                           78,723       16.1                    -            -            29,437               6.0
     Total                            84,861       17.3               39,250          8.0            49,063              10.0

September 30, 1999
------------------
Tangible capital                    $ 76,894        9.6%             $12,069          1.5%          $     -                 -%
Tier 1 (core) capital                 76,894        9.6               32,184          4.0            40,230               5.0
Risk-based capital:
  Tier 1                              76,894       15.9                   -             -            28,986               6.0
  Total                               82,935       17.2              38,648           8.0            48,310              10.0



Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings

     The Bank is a defendant in a lawsuit,  Patrick Gawrysiak a/k/a Patrick Gray
v. Provident Bank, brought by a prospective purchaser of a real estate owned property, alleging breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. The Bank retained counsel and vigorously contested the claim. On September 24, 1999, the Bank's motion for summary judgment was granted dismissing the lawsuit for lack of personal jurisdiction over the Bank. Plaintiff has appealed that decision. Management continues to believe the claim is baseless and has retained counsel to vigorously contest the plaintiff's appeal.

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

                                             Provident Bancorp, Inc.
                                             ----------------------
                                             (Registrant)

                                    By:     \s\Katherine A. Dering
                                            ----------------------------
                                            Katherine A. Dering
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and duly authorized
                                            representative)

                                    Date:   February 11, 2000