Form 10-Q
period 2000-03-31
PROVIDENT BANCORP INC/NY/
filed 2000-05-12
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Federal                                       06-1537499
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                         10901
-------------------------------------------                       -----
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

         (1)  Yes   X        No
         (2)  Yes   X        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes of Common Stock                Shares Outstanding
          -----------------------                ------------------
              $0.10 per share                      8,160,000 as of
                                                   April 30, 2000

                            PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at
              March 31, 2000 and September 30, 1999                        3-4

           Consolidated Statements of Income for the Three Months
              And Six Months Ended March 31, 2000 and 1999                 5

           Consolidated Statement of Changes in Stockholders' Equity
           For the Six Months Ended March 31, 2000                         6

           Consolidated Statements of Cash Flows for the Six Months
              Ended March 31, 2000 and 1999                                7-8

           Notes to Consolidated Financial Statements                      9-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-20

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                               20

                    PART II. OTHER INFORMATION
                    --------------------------

Item 1.    Legal Proceedings                                               21

Item 2.    Changes in Securities and Use of Proceeds                       21

Item 3.    Defaults upon Senior Securities                                 21

Item 4.    Submission of Matters to a Vote of Security Holders           21-22

Item 5.    Other Information                                               22

Item 6.    Exhibits and Reports on Form 8-K                                22

           Signatures                                                      23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)

                                                                    March 31,   September 30,
Assets                                                                2000          1999
------                                                             ---------     ---------
Cash and due from banks .......................................    $  15,580     $  11,838
Securities:
     Available for sale, at fair value (amortized cost of
         $171,018 at March 31, 2000 and $150,792 at
         September 30, 1999) ..................................      166,206       148,387
     Held to maturity, at amortized cost (fair value of $55,151
         at March 31, 2000 and $56,479 at September 30, 1999) .       56,078        56,782

         Total  securities ....................................      222,284       205,169
                                                                   ---------     ---------

Loans:
     One- to four-family residential mortgage loans ...........      343,230       344,731
     Commercial real estate, commercial business
         and construction loans ...............................      168,949       160,297
     Consumer loans ...........................................       68,293        67,695
     Allowance for loan losses ................................       (6,954)       (6,202)

         Total loans, net .....................................      573,518       566,521
                                                                   ---------     ---------

Accrued interest receivable, net ..............................        5,030         5,656
Federal Home Loan Bank stock, at cost .........................        7,023         6,176
Premises and equipment, net ...................................        9,137         8,232
Other assets ..................................................       11,621        10,926
                                                                   ---------     ---------
         Total assets .........................................    $ 844,193     $ 814,518
                                                                   =========     =========

                                       3

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(In thousands, except share data)

Liabilities and Stockholders' Equity                          March 31,2000    September 30, 1999
------------------------------------                          -------------    ------------------
Liabilities:
     Deposits:
         Retail demand and NOW deposits .....................    $  93,406             $  82,830
         Commercial demand deposits .........................       25,396                24,147
         Savings and money market deposits ..................      242,827               241,842
         Certificates of deposit ............................      243,812               237,821
                                                                 ---------             ---------
         Total deposits .....................................      605,441               586,640
     Borrowings .............................................      129,446               117,753
     Mortgage escrow funds ..................................        9,822                10,489
     Other ..................................................       13,158                 9,337
                                                                 ---------             ---------
         Total liabilities ..................................      757,867               724,219
                                                                 ---------             ---------

Stockholders' equity (Note 1):
Preferred stock
         (par value $0.10 per share;
         10,000,000 shares authorized;
         none issued or outstanding) ........................         --                    --
Common stock
         (par value $0.10 per share;
         10,000,000 shares authorized;
         8,280,000 shares issued) ...........................          828                   828
Additional paid-in capital ..................................       36,307                36,262
Unallocated common stock held by the employee stock ownership
    plan ("ESOP") ...........................................       (2,914)               (3,102)
Stock awards under recognition and retention
    plan ("RRP") ............................................       (2,890)                 --
Treasury stock, at cost  (120,000 shares) ...................       (1,922)                 --
Retained earnings ...........................................       59,804                57,754
Accumulated other comprehensive loss,
   net of tax benefit of $1,925 at March 31, 2000
   and $962 at September 30, 1999 (Note 4) ..................       (2,887)               (1,443)
                                                                 ---------             ---------

         Total stockholders' equity .........................       86,326                90,299
                                                                 ---------             ---------
         Total liabilities and stockholders' equity .........    $ 844,193             $ 814,518
                                                                 =========             =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                      For the Three Months   For the Six Months
                                                         Ended March 31,        Ended March 31,
                                                         2000       1999       2000        1999
                                                        -------    -------    -------    -------
Interest and dividend income:
     Loans .........................................    $11,032    $ 9,690    $22,048    $19,203
     Securities ....................................      3,367      2,811      6,511      5,714
     Other earning assets ..........................        123         62        261        154
                                                        -------    -------    -------    -------
         Total interest and dividend income ........     14,522     12,563     28,820     25,071
                                                        -------    -------    -------    -------
Interest expense:
     Deposits ......................................      4,453      4,267      8,897      8,928
     Borrowings ....................................      1,870        742      3,620      1,414
                                                        -------    -------    -------    -------
         Total interest expense ....................      6,323      5,009     12,517     10,342
                                                        -------    -------    -------    -------

Net interest income ................................      8,199      7,554     16,303     14,729
Provision for loan losses ..........................        450        360        900        720
                                                        -------    -------    -------    -------
Net interest income after provision for loan losses       7,749      7,194     15,403     14,009
                                                        -------    -------    -------    -------
Non-interest income:
     Loan servicing ................................        104        132        272        248
     Banking service fees and other income .........        690        633      1,369      1,330
                                                        -------    -------    -------    -------
         Total non-interest income .................        794        765      1,641      1,578
                                                        -------    -------    -------    -------
Non-interest expense:
     Compensation and employee benefits ............      3,458      3,027      6,468      5,960
     Occupancy and office operations ...............        916        838      1,862      1,678
     Advertising and promotion .....................        270        389        509        678
     Data processing ...............................        374        222        774        526
     Amortization of branch purchase premiums ......        430        430        860        860
     Other .........................................      1,175      1,726      2,537      3,404
                                                        -------    -------    -------    -------
         Total non-interest expense ................      6,623      6,632     13,010     13,106
                                                        -------    -------    -------    -------

Income before income tax expense ...................      1,920      1,327      4,034      2,481
Income tax expense .................................        691        492      1,407        919
                                                        -------    -------    -------    -------
Net income .........................................    $ 1,229    $   835    $ 2,627    $ 1,562
                                                        =======    =======    =======    =======

Basic and diluted earnings per common share (Note 5)    $  0.16    $  0.10    $  0.33
                                                        =======    =======    =======

See accompanying notes to unaudited consolidated financial statements.

         PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2000
(Unaudited)
(In thousands,  except share and per share data)



                                                                                                            Accumulated
                                            Additional   Unallocated     RRP                                   Other
                                    Common    Paid-In       ESOP       Stock      Treasury     Retained    Comprehensive
                                     Stock    Capital      Shares      Awards       Stock      Earnings        Loss        Total
                                     -----    -------      ------      ------       -----      --------        ----        -----

Balance at September 30, 1999         $828    $36,262    $(3,102)    $     --   $     --        $57,754       $(1,443)   $90,299
Net income for the six-month
     period                                                                                       2,627                    2,627
Treasury stock purchases
     (120,000 shares)                                                                (1,922)                              (1,922)
ESOP shares allocated or released
     for allocation (15,456 shares)                45        188                                                             233
Award of RRP shares                                                    (2,995)                                            (2,995)
Vesting of RRPshares                                                      105                                                105
Change in net unrealized loss on
     securities available for sale,
     net of taxes of  $964                                                                                     (1,444)    (1,444)
Cash dividends ($0.08 per share)                                                                   (577)                    (577)
                                     -----  ---------  ---------    ---------   -----------  -----------   ----------  ----------
Balance at March 31, 2000             $828    $36,307    $(2,914)     $(2,890)      $(1,922)    $59,804       $(2,887)   $86,326
                                     =====  =========  ==========   ==========  ============ ==========    =========== =========


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                         For the Six Months
(In thousands)                                                        Ended March 31,
                                                                -----------------------
                                                                  2000          1999
                                                                ---------     ---------
Cash flows from operating activities:
     Net income ............................................    $   2,627     $   1,562
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization of premises
           and equipment ...................................          782           744
         Net amortization of premiums and discounts
           on securities ...................................           67           104
         ESOP and RRP expense ..............................          338           458
         Provision for loan losses .........................          900           720
         Amortization of branch purchase premiums ..........          860           860
         Proceeds from sales of loans held for sale ........          836        14,060
         Originations of loans held for sale ...............         (361)      (12,155)
         Deferred income tax benefit .......................         (653)         (240)
         Net changes in accrued interest receivable
           and payable .....................................        1,606           191
         Net increase in other assets ......................         (165)         (176)
         Net increase (decrease) in other liabilities ......          906          (536)
         Other adjustments, net ............................           91          (657)
                                                                ---------     ---------
              Net cash provided by operating activities ....        7,834         4,935
                                                                ---------     ---------

Cash flows from investing activities:
     Purchases of securities:
         Securities available for sale .....................      (35,746)      (38,604)
         Securities held to maturity .......................       (4,710)         --
     Proceeds from maturities, calls and principal payments:
         Securities available for sale .....................       10,462        27,217
         Securities held to maturity .......................        5,395        32,081
     Proceeds from sales of securities available for sale ..        5,017          --
     Loan originations .....................................      (58,733)     (121,886)
     Loan repayments .......................................       50,221        54,431
     Purchases of Federal Home Loan Bank stock .............         (847)         (252)
     Proceeds from sale of real estate owned ...............          268           213
     Purchases of premises and equipment ...................       (1,687)       (1,456)
                                                                ---------     ---------
              Net cash used in investing activities ........      (30,360)      (48,256)
                                                                ---------     ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)
                                                            For the Six Months
                                                                Ended March 31,
                                                            2000          1999
                                                          --------     --------
Cash flows from financing activities:
     Net increase in deposits ........................    $ 18,801     $  4,710
     Net increase in borrowings ......................      11,693        3,651
     Net increase (decrease) in mortgage escrow funds         (667)       4,587
     Proceeds from stock subscriptions ...............        --         37,101
     Treasury shares purchased .......................      (1,922)        --
     Shares purchased by ESOP ........................        --         (3,760)
     Shares purchased for RRP awards .................      (1,060)        --
     Initial capitalization of Provident Bancorp, MHC         --           (100)
     Cash dividends ..................................        (577)        --
                                                          --------     --------
         Net cash provided by financing activities ...      26,268       46,189
                                                          --------     --------


Net increase in cash and cash equivalents ............       3,742        2,868

Cash and cash equivalents at beginning of period .....      11,838        7,572

Cash and cash equivalents at end of period ...........    $ 15,580     $ 10,440
                                                          ========     ========

Supplemental information:
     Interest paid ...................................    $ 11,538     $ 10,502
     Income taxes paid ...............................         774        1,446
     Transfers of loans to real estate owned .........          87          311
                                                          ========     ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Reorganization and Offering
------------------------------------

         On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc., the Bank's holding company (the "Company"), issued a total of 8,280,000 common shares, consisting of 3,864,000 shares sold to the public and 4,416,000 shares issued to Provident Bancorp, MHC. The Company raised net proceeds of $37.1 million (gross proceeds of $38.6 million less offering costs of $1.5 million) from the sale of shares to the public. The Bank's Employee Stock Ownership Plan ("ESOP") subsequently purchased 8% of the shares issued to the public, or 309,120 shares, in the open market.

2.       Basis of Presentation

         The results of operations and financial condition for the periods and as of dates subsequent to the reorganization in January 1999 are reported on a consolidated basis for the Company and the Bank (collectively, the "Company"). Earlier financial information pertains to the Bank only.

         The financial statements included herein have been prepared by management without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. Certain information and footnote disclosures normally included in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2000.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed in Note 3.

         The unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements for the fiscal year ended September 30, 1999, included in the Company's 1999 Annual Report.

3.       Allowance for Loan Losses and Non-Performing Assets
------------------------------------------------------------

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                        Three Months Ended             Six Months
                                                             March 31,               Ended March 31,
                                                             ---------               ---------------
                                                         2000         1999          2000         1999
                                                         ----         ----          ----         ----
                                                                         (In thousands)
        Balance at beginning of period                  $6,592       $5,353        $6,202        $4,906
        Provision for loan losses                          450          360           900           720
        Charge-offs                                       (106)        (132)         (173)         (177)
        Recoveries                                          18           50            25           182
                                                        ------       ------        ------        ------
        Balance at end of period                        $6,954       $5,631        $6,954        $5,631
                                                        ======       ======        ======        ======

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                            March 31,      September 30,
                                                             2000               1999
                                                             ----               ----
                                                              (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans ...     $2,126            $2,839
     Commercial real estate, commercial business
       and construction loans ..........................      1,400             1,368
     Consumer loans ....................................        354               429
                                                             ------            ------
       Total non-performing loans ......................      3,880            $4,636

Real estate owned:
     One- to four-family residential ...................        179               403
                                                             ------            ------
Total non-performing assets ............................     $4,059            $5,039
                                                             ======            ======

Ratios:
     Non-performing loans to total loans ...............       0.68%             0.82%
     Non-performing assets to total assets .............       0.48              0.62
     Allowance for loan losses to total
       non-performing loans ............................     179.23            133.78
     Allowance for loan losses to total loans ..........       1.20              1.08
                                                             ======            ======

4.       Comprehensive Income
-----------------------------

         The Company's total comprehensive income was $1.2 million and $822,000 for the six months ended March 31, 2000 and 1999, respectively. The difference between the Company's net income and total comprehensive income equals the net increase in the after-tax net unrealized loss on securities available for sale of $1.4 million and $740,000 for the six months ended March 31, 2000 and 1999, respectively. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of March 31, 2000 and September 30, 1999.

5.       Earnings Per Common Share
----------------------------------

         The Company completed the reorganization and offering on January 7, 1999. As a result, earnings per share ("EPS") data is presented herein only for periods subsequent to that date. Weighted average common shares of 7,878,595 and 7,924,721 were used in calculating basic and diluted earnings per share for the three and six months ended March 31, 2000, respectively, which includes all shares issued to the mutual holding company but excludes unvested shares awarded under the recognition and retention plan ("RRP") and unallocated ESOP shares that have not been released or committed to be released to participants. Unvested RRP shares and stock options issued in February 2000 had anti-dilutive effect on EPS and therefore are not included in the EPS calculation for both the three and six months ended March 31, 2000.

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


   Comparison of Financial Condition at March 31, 2000 and September 30, 1999

         Total assets increased to $844.2 million at March 31, 2000 from $814.5 million at September 30, 1999, an increase of $29.7 million or 3.6%. In addition, cash levels increased to $15.6 million at March 31, 2000, from $11.8 million at September 30, 1999, an increase of $3.7 million. Asset growth was primarily attributable to increases in the securities portfolio and in loans receivable.

         The total securities portfolio increased by $17.1 million to $222.3 million at March 31, 2000 from $205.2 million at September 30, 1999. This net increase reflects a $17.8 million increase in available-for-sale securities offset by a $704,000 decrease in securities held to maturity.

         Net loans receivable at March 31, 2000 of $573.5 million increased by $7.0 million compared to September 30, 1999, led by increases in the commercial loan portfolio of $8.7 million and adjustable rate residential mortgages of $1.9 million. These increases were partially offset by a decrease of $3.4 million in fixed rate residential mortgages.

         Total deposits increased by $18.8 million to $605.4 million at March 31, 2000 from $586.6 million at September 30, 1999, primarily due to the increase in retail and commercial transaction account (demand and NOW) balances, which increased by $11.8 million, or 11.1%, to $118.8 million at March 31, 2000. Total savings account and money market account balances increased by $985,000 to $242.8 million at March 3, 2000 from $241.8 million at September 30, 1999. During the same time period, total certificates of deposit increased $6.0 million to $243.8 million at March 31, 2000 from $237.8 million at September 30, 1999. Borrowings (primarily Federal Home Loan Bank advances) increased $11.6 million during the six month period to $129.4 million at March 31, 2000 from $117.8 million at September 30, 1999.

         Stockholders' equity decreased by $4.0 million to $86.3 million at March 31, 2000 compared to $90.3 million at September 30, 1999. Rising interest rates during the fiscal year-to-date period resulted in a $1.4 million decrease in stockholders' equity from higher net unrealized losses on the available for sale securities portfolio. In addition, cash dividends of $577,000 were paid, and capital was further reduced by treasury stock purchases of $1.9 million associated with the Company's previously announced stock repurchase program and by stock grants of $2.9 million under the RRP. Net income of $2.6 million for the six-month period partially offset these decreases.

         The RRP was approved by the Company's shareholders in February 2000 and provides for awards of common stock to certain employees and directors. A total of 193,200 shares were awarded under the RRP and the grant-date fair value of these shares ($3.0 million) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, beginning with September 30, 2000. The Company's liability for RRP awards not yet funded through stock purchases was $1.9 million as of March 31, 2000.

                     Comparison of Operating Results for the
              Three Months Ended March 31, 2000 and March 31, 1999

         Net Income. For the three months ended March 31, 2000, net income was $1.2 million or $0.16 per common share, an increase of $394,000 or 47.2% from net income of $835,000 for the three months ended March 31, 1999. Excluding special pre-tax charges of $522,000 for expenses related to the conversion of computer systems, after-tax net income would have been approximately $1.2 million for the three months ended March 31, 1999.

         Interest Income. Interest income for the three months ended March 31, 2000 was $14.5 million, $2.0 million or 15.6% higher than interest income for the three months ended March 31, 1999, primarily due to higher average loan balances, as well as the acquisition over time of higher yielding securities and the upward adjustment of rates earned on variable rate loans. The $2.0 million increase in total interest income was due to a $1.3 million or 13.9% increase in interest on loans to $11.0 million from $9.7 million for the three months ended March 31, 1999. The higher total interest income also reflected a $617,000 or 21.5% increase in interest income on securities and other earning assets to $3.5 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. The increase in income from loans was attributable to a $54.3 million increase in average loan balances to $569.6 million from $515.3 million, accompanied by a 14 basis point increase in average yield to 7.77% from 7.63%. The increase in average loan balances reflects a $28.4 million, or 21.1%, increase in the average commercial loan portfolio, as well as a $25.8 million, or 6.8%, increase in the average balance of residential mortgages and consumer loans. The $617,000 increase in income from securities and other earning assets was attributable to a $32.4 million increase in the average balance of these assets to $224.0 million in 2000 from $191.6 million in 1999, as well as a 19 basis point increase in the average yield to 6.27% from 6.08%.

         Interest Expense. Interest expense for the three months ended March 31, 2000 was $6.3 million, $1.3 million or 26.2% higher than the same period last year due primarily to the continuing rise in overall interest rates and to higher balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits. Average interest-bearing liabilities for the three months ended March 31, 2000 increased by $89.4 million, or 15.4% to $669.4 million, from an average of $580.0 million for the three months ended March 31, 1999. The average rate paid on total interest-bearing liabilities in the 2000 period was 3.80%, compared to 3.50% in the 1999 period. Interest expense on deposits increased by $186,000 resulting from an increase in average interest bearing deposits to $537.9 million for the three-month period ended March 31, 2000 from $525.5 million for the three-month period ended March 31, 1999, accompanied by higher average yields paid on those deposits which increased by 4 basis points to 3.33% from 3.29%. The increase in deposit interest expense was accompanied by higher interest expense on borrowings from the Federal Home Loan Bank ("FHLB"). The average balance of FHLB borrowings increased by $76.8 million to $131.4 million for the 2000 period, from $54.6 million in 1999, while the average rate paid on these borrowings increased 20 basis points to 5.72% from 5.52%.

         Net Interest Income. For the three months ended March 31, 2000, net interest income was $8.2 million compared to $7.6 million for the three months ended March 31, 1999, an increase of $645,000 or 8.5% which was caused by a $2.0 million increase in interest income partially offset by a $1.3 million increase in interest expense. The increase in net interest income was primarily attributable to an $87.1 million increase in total earning assets to $794.0 million from $706.9 million, partially offset by a $2.7 million decline in net earning assets (interest-earning assets less interest-bearing liabilities). The Company's net interest margin declined 14 basis points to 4.14% from 4.28%. and the net interest rate spread declined 15 basis points 3.56% from 3.71%.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. For example, the loan loss allowance and provision take into account the continuing growth in the commercial loan portfolio. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $450,000 and $360,000 in loan loss provisions during the three months ended March 31, 2000 and 1999, respectively.

         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income increased by $29,000 or 3.8%, to $794,000 for the three months ended March 31, 2000 from $765,000 for the three months ended March 31, 1999, reflecting increased fees collected on loans and ATM usage by non-Provident Bank customers. These increases were partially offset by a decrease in income from loan servicing.

         Non-Interest Expense. For the three months ended March 31, 2000, non-interest expense was $6.6 million, equal to total expense for the three months ended March 31, 1999. However, the components were somewhat different. Non-recurring expenses of approximately $522,000 were incurred in the three months ended March 31, 1999 in connection with the conversion to a new computer system. The absence of these costs in the three months ended March 31, 2000 was offset by current period costs associated with the opening of two new branches, establishment of a trust division which began operations on March 10, 2000, and the Company's final preparations for Year 2000.

         Income Taxes. Income tax expense was $691,000 for the three months ended March 31, 2000 compared to $492,000 for the same period in 1999. The effective tax rates were 36.0% and 37.1%, respectively.

                     Comparison of Operating Results for the
               Six Months Ended March 31, 2000 and March 31, 1999

         Net Income. For the six months ended March 31, 2000, net income was $2.6 million or $0.33 per common share, an increase of $1.1 million or 68.2% from net income of $1.6 million for the six months ended March 31, 1999. Excluding special pre-tax charges of $1.1 million for expenses related to the conversion of computer systems and $371,000 for the establishment of the Employee Stock Ownership Plan ("ESOP"), after-tax net income would have been approximately $2.5 million for the six months ended March 31, 1999.

         Interest Income. Interest income for the six months ended March 31, 2000 grew by $3.7 million over the same period last year, to $28.8 million, primarily due to increased loan volume, as well as the acquisition over time of higher yielding securities and the upward adjustment of rates earned on variable rate loans. Average interest-earning assets for the six months ended March 31, 2000 were $787.5 million, or $96.7 million higher than average interest-earning assets in the six months ended March 31, 1999 of $690.8 million, an increase of
14.0 %. Average loan balances grew by $71.7 million, while average balances of securities and other earning assets increased by $25.0 million.

         The increase in interest income was primarily due to a $2.8 million or 14.8% increase in income from loans to $22.0 million for the six months ended March 31, 2000, from $19.2 million for the six months ended March 31, 1999. The higher total interest income also reflected a $904,000 or 15.4% increase in income from securities and other earning assets, to $6.8 million for the six months ended March 31, 2000, from $5.9 million for the six months ended March 31,

1999. The increase in income from loans was attributable to a $71.7 million increase in the average loan balance to $569.2 million from $497.5 million, while average yields remained substantially unchanged from the prior six-month period. The increase in average loan balances reflects a $34.5 million, or 27.1%, increase in the average commercial loan portfolio, as well as a $37.2 million, or 10.1%, increase in the average balance of residential mortgages and consumer loans. The $904,000 increase in income from securities and other earning assets was attributable to a $25.1 million increase in the average balance of these assets to $218.4 million in 2000 from $193.3 million in 1999, as well as an 11 basis point increase in the average yield to 6.20% from 6.09%.

         Interest Expense. Interest expense for the six months ended March 31, 2000 was $12.5 million, $2.2 million higher than the same period during the previous fiscal year, due primarily to higher balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits, and the continuing rise in overall interest rates.

         The average rate paid on total interest-bearing liabilities in the 2000 period was 3.76%, compared to 3.57% in the 1999 period. Average total interest-bearing liabilities also increased to $665.5 million for the period ended March 31, 2000, compared to an average of $580.9 million for the prior period, an increase of $84.6 million, or 14.6%. Interest expense on deposits decreased by $31,000, despite an increase in average interest-bearing deposits to $538.2 million for the six-month period ended March 31, 2000 from $530.2 million for the six-month period ended March 31, 1999, due to lower average yields on those deposits, which declined by 7 basis points to 3.31%, from 3.38%. The slight reduction in deposit interest expense was more than offset by higher interest expense on borrowings from the FHLB. The average balance of FHLB borrowings increased by $76.6 million to $127.3 million for the 2000 period, from $50.7 million in 1999, while the average rate paid on these borrowings increased 10 basis points to 5.69% from 5.59%.

         Net Interest Income. Net interest income for the six months ended March 31, 2000 was $16.3 million, compared to $14.7 million for the six months ended March 31, 1999, an increase of $1.6 million or 10.8%. This increase in net interest income was primarily attributable to a $12.1 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by a 15 basis point decrease in the net interest rate spread to 3.56% from 3.71%. The Company's net interest margin declined to 4.14% in the six months ended March 31, 2000 from 4.28% in the six months ended March 31, 1999.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The provision for loan losses was $900,000 for the current six months, compared to $720,000 for the same six months in the prior year.

         Non-Interest Income. Non-interest income for the six months ended March 31, 2000 was $1.6 million, an increase of $63,000 over non-interest income for the six months ended March

31, 1999. Within this category, bank service fees and other income increased $39,000 and loan servicing income increased $24,000.

         Non-Interest Expenses. Non-interest expenses for the six months ended March 31, 2000 were $13.0 million, or $96,000 less than expenses for the six months ended March 31, 1999. Although the total expenses for the respective six-month periods were comparable, the components were different. During the six-month period last year, expenses of $1.1 million were incurred in connection with the conversion of computer systems, and ESOP expense of $371,000 was recognized for shares allocated to employees for the full plan year ended December 31, 1998. The absence of these costs in the six months ended March 31, 2000 was substantially offset by current period expenses associated with opening two new branches, establishment of a trust division which began operations on March 10, 2000, and the Company's final preparations for Year 2000.

         Income Taxes. Income tax expense was $1.4 million for the six months ended March 31, 2000 compared to $919,000 for the same period in 1999. The effective tax rates were 34.9% and 37.0%, respectively.

                            Year 2000 Considerations

         The  following   information   constitutes   a  "Year  2000   Readiness
Disclosure" under the Year 2000 Information and Readiness Act.

         The Company, like all companies that utilize computer technology, faced the significant challenge in recent years of ensuring that its computer systems would be able to process time-sensitive data accurately beyond the Year 1999 (referred to as the "Year 2000 issue"). Although no guaranty can be given that all internal systems and/or third parties will not have some as-yet-to-be-identified problem due to the Year 2000 issue, as of this date, it appears the date change occurred without incident.

         Monitoring and managing the Year 2000 issue resulted, and may result, in additional direct and indirect costs for the Company. Direct costs have included charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and rental of equipment such as generators. Indirect costs have principally consisted of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products, and implementing contingency plans, and the implied cost of maintaining higher than usual liquidity over the year end. The Company's direct and indirect costs of addressing the Year 2000 issue have been charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which were capitalized. As of May 1, 2000, based on knowledge as of the preparation date of this report, total direct and indirect Year 2000 costs are estimated to have been approximately $200,000.

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

         The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, wholesale borrowings, and proceeds from maturities of securities and short-term investments and the sale of fixed-rate loans in the secondary mortgage market. While maturities and scheduled amortization of loans and securities, and proceeds from borrowings, are predictable sources of funds, other funding sources such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

         The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2000, loan originations totaled $58.7 million or $63.2 million less than the $121.9 million originated during the six months ended March 31, 1999 when lower interest rates encouraged extensive refinancing activity. Purchases of securities totaled $40.5 million and $38.6 million for the six months ended March 31, 2000 and 1999, respectively. In fiscal 2000, these investing activities were funded primarily by wholesale borrowings, by deposit growth and principal repayments on loans and securities. During the six months ended March 31, 1999, customary funding was supplemented by the stock offering funds, which were received during the quarter ended December 31, 1998. Loan origination commitments totaled $24.8 million at March 31, 2000. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         The level of interest rates generally affects deposit flows, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the six months ended March 31, 2000 was $18.8 million, compared to $4.7 million for the six months ended March 31, 1999.

         The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $129.4 million at March 31, 2000.

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $77.5 million, or 9.3% of adjusted assets (which is above the required level of $33.5 million, or 4.0%) and a risk-based capital level of $83.6 million, or 16.7% of risk-weighted assets (which is above the required level of $40.1 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The following table sets forth the Bank's regulatory capital position at March 31, 2000 and September 30, 1999, compared to OTS requirements.

                                                                              OTS Requirements
                                                               ----------------------------------------------
                                                                  Minimum Capital         For Classification
                                          Bank Actual                Adequacy             as Well Capitalized
                                    --------------------       --------------------   -----------------------
                                     Amount        Ratio       Amount         Ratio       Amount        Ratio
                                     ------        -----       ------         -----       ------        -----
                                                              (Dollars in thousands)
March 31, 2000

Tangible capital                     $77,493        9.3%         $12,546       1.5%   $        --         -- %
Tier 1 (core) capital                 77,493        9.3           33,456       4.0         41,821       5.0
Risk-based capital:
     Tier 1                           77,493       15.5               --        --         30,062       6.0
     Total                            83,553       16.7           40,083       8.0         50,104      10.0

September 30, 1999

Tangible capital                     $76,894        9.6%         $12,069       1.5%   $        --         -- %
Tier 1 (core) capital                 76,894        9.6           32,184       4.0         40,230       5.0
Risk-based capital:
     Tier 1                           76,894       15.9               --        --         28,986       6.0
     Total                            82,935       17.2           38,648       8.0         48,310      10.0



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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than as disclosed in previous filings and other than routine legal proceedings occurring in the ordinary course of business. Management believes aggregate amounts involved to be immaterial to the Company's consolidated financial condition and operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 22, 2000, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and one Director to a two year term, the approval of the Bank's 2000 Stock Option Plan and 2000 Recognition and Retention Plan, and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2000.

         The number of votes cast at the meeting as to each matter acted upon was as follows:

                                          VOTES                      VOTES
                                           FOR                      WITHHELD
                                        ---------                --------------

1.       Election of Directors:
         Judith Hershaft                 7,197,406                  28,422
         Thomas F. Jauntig, Jr.          7,197,906                  27,922
         Donald T. McNelis               7,198,406                  27,422
         Richard A. Nozell               7,198,516                  27,132
         Burt Steinberg                  7,197,406                  27,542

                                  VOTES        VOTES       VOTES        BROKER
                                   FOR        AGAINST    ABSTAINING    NON-VOTES
                               -----------  ----------  ------------   ---------
2.       Approval of the
         Bank's 2000            6,329,723     212,297      29,701       654,107
         Stock Option Plan

3.       Approval of the
         Bank's 2000            6,398,589     130,928      42,235       654,107
         Recognition and
         Retention Plan

4.       Ratification of the
         Appointment of         7,181,097      25,043      19,688           --
         KPMG LLP as
         the Company's
         Independent Auditors


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 27-Financial Data Schedule
              (submitted only with filing in electronic format)

b)       Reports on Form 8-K
              None

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

                                    By:     \s\Katherine A. Dering
                                            ----------------------
                                            Katherine A. Dering
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer and duly
                                            authorized representative)

                                    Date:   May 9, 2000