Form 10-Q
period 2000-06-30
PROVIDENT BANCORP INC/NY/
filed 2000-08-10
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         (1)  Yes   X        No
         (2)  Yes   X        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Classes of Common Stock                Shares Outstanding
            -----------------------                ------------------
                $0.10 per share                      8,086,800 as of
                                                      July 21, 2000

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at
              June 30, 2000 and September 30, 1999                      3-4

           Consolidated Statements of Income for the Three Months
              and Nine Months Ended June 30, 2000 and 1999                5

           Consolidated Statement of Changes in Stockholders' Equity
           For the Nine Months Ended June 30, 2000                        6

           Consolidated Statements of Cash Flows for the Nine Months
              Ended June 30, 2000 and 1999                              7-8

           Notes to Consolidated Financial Statements                   9-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12-20

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                             20

                    PART II. OTHER INFORMATION
                    --------------------------

Item 1.    Legal Proceedings                                             21

Item 2.    Changes in Securities and Use of Proceeds                     21

Item 3.    Defaults upon Senior Securities                               21

Item 4.    Submission of Matters to a Vote of Security Holders           21

Item 5.    Other Information                                             21

Item 6.    Exhibits and Reports on Form 8-K                              21

           Signatures                                                    22

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(In thousands)

                                                                      June 30,     September 30,
Assets                                                                  2000           1999
------                                                               ---------       ---------
Cash and due from banks                                              $  15,400       $  11,838
Securities:
     Available for sale, at fair value (amortized cost of
         $167,269 at June 30, 2000 and $150,792 at
         September 30, 1999)                                           163,245         148,387
     Held to maturity, at amortized cost (fair value of $51,283
         at June 30, 2000 and $56,479 at September 30, 1999)            52,211          56,782

         Total  securities                                             215,456         205,169
                                                                     ---------       ---------

Loans:
     One- to four-family residential mortgage loans                    344,237         344,731
     Commercial real estate, commercial business
         and construction loans                                        175,676         160,297
     Consumer loans                                                     70,697          67,695
     Allowance for loan losses  (Note 3)                                (7,293)         (6,202)

         Total loans, net                                              583,317         566,521
                                                                     ---------       ---------

Accrued interest receivable, net                                         4,683           5,656
Federal Home Loan Bank stock, at cost                                    7,023           6,176
Premises and equipment, net                                              9,023           8,232
Other assets                                                            11,356          10,926
                                                                     ---------       ---------
         Total assets                                                $ 846,258       $ 814,518
                                                                     =========       =========

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(In thousands)

Liabilities and Stockholders' Equity                            June 30, 2000   September 30, 1999
------------------------------------                            -------------   ------------------
Liabilities:
     Deposits:
         Retail demand and NOW deposits                            $  94,948       $  82,830
         Commercial demand deposits                                   25,897          24,147
         Savings and money market deposits                           244,846         241,842
         Certificates of deposit                                     252,069         237,821
                                                                   ---------       ---------
         Total deposits                                              617,760         586,640

     Borrowings                                                      113,611         117,753
     Mortgage escrow funds                                            14,846          10,489
     Other                                                            12,787           9,337
                                                                   ---------       ---------
         Total liabilities                                           759,004         724,219
                                                                   ---------       ---------

Stockholders' equity (Note 1):
Preferred stock
         (par value $0.10 per share;
         10,000,000 shares authorized;
         none issued or outstanding)                                    --              --
Common stock
         (par value $0.10 per share;
         20,000,000 shares authorized;
         8,280,000 shares issued)                                        828             828
Additional paid-in capital                                            36,330          36,262
Unallocated common stock held by the employee stock ownership
    plan ("ESOP")                                                     (2,820)         (3,102)
Stock awards under the recognition and retention
    plan ("RRP")                                                      (2,591)           --
Treasury stock, at cost  (193,200 shares)                             (3,061)           --
Retained earnings                                                     60,995          57,754
Accumulated other comprehensive loss,
   net of tax benefit of $1,597 at June 30, 2000
   and $962 at September 30, 1999 (Note 4)                            (2,427)         (1,443)
                                                                   ---------       ---------
         Total stockholders' equity                                   87,254          90,299
                                                                   ---------       ---------
         Total liabilities and stockholders' equity                $ 846,258       $ 814,518
                                                                   =========       =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                          For the Three Months      For the Nine Months
                                                             Ended June 30,            Ended June 30,
                                                          --------------------      --------------------
                                                           2000         1999          2000         1999
                                                          -------      -------      -------      -------
Interest and dividend income:
     Loans                                                $11,197      $10,204      $33,245      $29,407
     Securities                                             3,470        2,880        9,980        8,597
     Other earning assets                                     144           87          406          238
                                                          -------      -------      -------      -------
         Total interest and dividend income                14,811       13,171       43,631       38,242
                                                          -------      -------      -------      -------

Interest expense:
     Deposits                                               4,783        4,198       13,680       13,126
     Borrowings                                             1,859        1,051        5,479        2,465
                                                          -------      -------      -------      -------
         Total interest expense                             6,642        5,249       19,159       15,591
                                                          -------      -------      -------      -------

Net interest income                                         8,169        7,922       24,472       22,651
Provision for loan losses (Note 3)                            450          420        1,350        1,140
                                                          -------      -------      -------      -------
Net interest income after provision for loan losses         7,719        7,502       23,122       21,511
                                                          -------      -------      -------      -------

Non-interest income:
     Loan servicing                                           116          154          389          402
     Banking service fees and other income                    727          533        2,095        1,863
                                                          -------      -------      -------      -------
         Total non-interest income                            843          687        2,484        2,265
                                                          -------      -------      -------      -------

Non-interest expense:
     Compensation and employee benefits                     3,477        3,066        9,945        9,026
     Occupancy and office operations                          944          847        2,807        2,525
     Advertising and promotion                                400          322          909        1,000
     Data processing                                          377          327        1,151          853
     Amortization of branch purchase premiums                 430          430        1,290        1,290
     Other                                                    737        1,525        3,272        4,929
                                                          -------      -------      -------      -------
         Total non-interest expense                         6,365        6,517       19,374       19,623
                                                          -------      -------      -------      -------

Income before income tax expense                            2,197        1,672        6,232        4,153
Income tax expense                                            681          545        2,088        1,464
                                                          -------      -------      -------      -------
Net income                                                $ 1,516      $ 1,127      $ 4,144      $ 2,689
                                                          =======      =======      =======      =======

Basic and diluted earnings per common share (Note 5)      $  0.20      $  0.14      $  0.53
                                                          =======      =======      =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2000 (Unaudited)
(In thousands,  except share and per share data)



                                                                                                             Accumulated
                                                Additional   Unallocated    RRP                                  Other
                                      Common      Paid-In       ESOP       Stock      Treasury   Retained   Comprehensive
                                       Stock      Capital      Shares     Awards        Stock    Earnings        Loss        Total
                                       -----      -------      ------     ------        -----    --------        ----        -----
Balance at September 30, 1999           $828      $36,262     $(3,102)   $     --    $     --      $57,754     $(1,443)     $90,299
Net income for the nine-month
     period                                                                                          4,144                    4,144
Treasury stock purchases
     (193,200 shares)                                                                   (3,061)                              (3,061)
ESOP shares allocated or released
     for allocation (22,734 shares)                    68         282                                                           350
Award of RRP shares                                                        (2,995)                                           (2,995)
Vesting of RRP shares                                                         404                                               404
Change in net unrealized loss on
     securities available for sale,
     net of taxes of $635                                                                                         (984)        (984)
Cash dividends ($0.11 per share)                                                                      (903)                    (903)
                                        ----      -------     -------     -------      -------     -------     -------       -------
Balance at June 30, 2000                $828      $36,330     $(2,820)    $(2,591)     $(3,061)    $60,995     $(2,427)      $87,254
                                        ====      =======     =======     =======      =======     =======     =======       =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                           For the Nine Months
(In thousands)                                                           Ended June 30,
                                                                         --------------
                                                                     2000             1999
                                                                  ---------       ---------
Cash flows from operating activities:
     Net income                                                   $   4,144       $   2,689
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization of premises
           and equipment                                              1,202           1,111
         Net amortization of premiums and discounts
           on securities                                                 76             162
         ESOP and RRP expense                                           754             543
         Provision for loan losses                                    1,350           1,140
         Amortization of branch purchase premiums                     1,290           1,290
         Proceeds from sales of loans held for sale                     836          14,081
         Originations of loans held for sale                           (361)        (12,759)
         Deferred income tax benefit                                   (653)           (300)
         Net changes in accrued interest receivable
           and payable                                                2,152          (1,168)
         Net increase in other assets                                  (642)           (180)
         Net increase in other liabilities                              921           1,312
         Other adjustments, net                                         262             150
                                                                  ---------       ---------
              Net cash provided by operating activities              11,331           8,071
                                                                  ---------       ---------

Cash flows from investing activities:
     Purchases of securities:
         Securities available for sale                              (35,746)        (62,490)
         Securities held to maturity                                 (4,710)        (18,355)
     Proceeds from maturities, calls and principal payments:
         Securities available for sale                               13,200          30,895
         Securities held to maturity                                  9,252          36,917
     Proceeds from sales of securities available for sale             5,992            --
     Loan originations                                             (100,857)       (188,169)
     Loan repayments                                                 81,864          86,774
     Purchases of Federal Home Loan Bank stock                         (847)         (2,013)
     Proceeds from sale of real estate owned                            350             274
     Purchases of premises and equipment                             (1,993)         (1,620)
                                                                  ---------       ---------
              Net cash used in investing activities                 (33,495)       (117,787)
                                                                  ---------       ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)
                                                                                For the Nine Months
                                                                                  Ended June 30,
                                                                                  --------------
                                                                               2000           1999
                                                                            ---------       ---------
Cash flows from financing activities:
     Net increase in deposits                                               $  31,120       $   8,070
     Net (decrease) increase in borrowings                                     (4,142)         61,914
     Net increase in mortgage escrow funds                                      4,357          10,041
     Proceeds from stock offering                                                --            37,089
     Treasury shares purchased                                                 (3,061)           --
     Shares purchased by ESOP                                                    --            (3,760)
     Shares purchased for RRP awards                                           (1,645)           --
     Initial capitalization of Provident Bancorp, MHC                            --              (100)
     Cash dividends                                                              (903)           (116)
                                                                            ---------       ---------
         Net cash provided by financing activities                             25,726         113,138
                                                                            ---------       ---------


Net increase in cash and cash equivalents                                       3,562           3,422

Cash and cash equivalents at beginning of period                               11,838           7,572

Cash and cash equivalents at end of period                                  $  15,400       $  10,994
                                                                            =========       =========

Supplemental information:
     Interest paid                                                          $  17,981       $  15,638
     Income taxes paid                                                          1,352           1,446
     Transfers of loans to real estate owned                                      154             311
                                                                            =========       =========

See accompanying notes to unaudited consolidated financial statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Reorganization and Offering
         ---------------------------

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

2.       Basis of Presentation
         ---------------------

         The results of operations and financial condition for the periods and as of dates subsequent to the reorganization in January 1999 are reported on a consolidated basis for the Company and the Bank (collectively, the "Company"). Earlier financial information pertains to the Bank only.

         The financial statements included herein have been prepared by management without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. Certain information and footnote disclosures normally included in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2000.

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

3.       Allowance for Loan Losses and Non-Performing Assets
         ---------------------------------------------------

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


Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                        Three Months                  Nine Months
                                       Ended June 30,              Ended June 30,
                                       --------------              --------------
                                      2000         1999          2000         1999
                                      ----         ----          ----         ----
                                                      (In thousands)

Balance at beginning of period      $ 6,954       $ 5,631       $ 6,202       $ 4,906
Provision for loan losses               450           420         1,350         1,140
Charge-offs                            (134)         (686)         (307)         (863)
Recoveries                               23           130            48           312
Balance at end of period            $ 7,293       $ 5,495       $ 7,293       $ 5,495



         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                        June 30,    September 30,
                                                          2000           1999
                                                          ------       ------
                                                        (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans      $2,420       $2,839
     Commercial real estate, commercial business
       and construction loans                              1,340        1,368
     Consumer loans                                          352          429
                                                          ------       ------
       Total non-performing loans                          4,112        4,636

Real estate owned:
     One- to four-family residential                         154          403
                                                          ------       ------
Total non-performing assets                               $4,266       $5,039
                                                          ======       ======

Ratios:
     Non-performing loans to total loans                    0.70%        0.82%
     Non-performing assets to total assets                  0.50         0.62
     Allowance for loan losses to total
       non-performing loans                               177.36       133.78
     Allowance for loan losses to total loans               1.25         1.08
                                                          ======       ======



4.       Comprehensive Income
         --------------------

         The Company's total comprehensive income was $3.2 million and $722,000 for the nine months ended June 30, 2000 and 1999, respectively. The difference between the Company's net income and total comprehensive income equals the net increase in the after-tax net unrealized loss on securities available for sale of $984,000 and $2.0 million for the nine months ended June 30, 2000 and 1999, respectively. Accumulated other comprehensive loss in the consolidated statements of financial condition represents the after-tax net unrealized loss on securities available for sale as of June 30, 2000 and September 30, 1999.


5.       Earnings Per Common Share
         -------------------------

         The Company completed the reorganization and offering on January 7, 1999. As a result, earnings per share ("EPS") data is presented herein only for periods subsequent to that date. Weighted average common shares used in calculating basic and diluted earnings per share for the three and nine months ended June 30, 2000 were 7,690,273 and 7,862,218, respectively, and for the three months ended June 30, 1999 were 8,012,209. These include all shares issued to the mutual holding company, but exclude unvested shares awarded under the recognition and retention plan ("RRP") and unallocated ESOP shares that have not been released or committed to be released to participants. Unvested RRP shares and stock options issued in February 2000 had an anti-dilutive effect on EPS for both the three and nine months ended June 30, 2000 and, therefore, are not included in the respective EPS calculations.

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


    Comparison of Financial Condition at June 30, 2000 and September 30, 1999

         Total assets increased to $846.3 million at June 30, 2000 from $814.5 million at September 30, 1999, an increase of $31.8 million or 3.9%. Asset growth was primarily attributable to increases in loans receivable and the securities portfolio, as described below. In addition, cash levels increased to $15.4 million at June 30, 2000 from $11.8 million at September 30, 1999, an increase of $3.6 million.

         The total securities portfolio increased by $10.3 million to $215.5 million at June 30, 2000 from $205.2 million at September 30, 1999. This net increase reflects a $14.9 million increase in available-for-sale securities, partially offset by a $4.6 million decrease in securities held to maturity.

         Net loans receivable increased to $583.3 million at June 30, 2000, an increase of $16.8 million compared to September 30, 1999, led by increases in the commercial loan portfolio (commercial real estate, construction and commercial business loans) to $175.7 million, an increase of $15.4 million or 9.6%.

         Total deposits increased by $31.1 million to $617.8 million at June 30, 2000 from $586.6 million at September 30, 1999, primarily due to the increase in retail transaction accounts (demand and NOW) balances, which increased by $12.1 million, or 14.6%, to $94.9 million at June 30, 2000. Total savings account and money market account balances increased by $3.0 million to $244.8 million at June 30, 2000 from $241.8 million at September 30, 1999. During the same time period, total certificates of deposit increased $14.2 million to $252.1 million at June 30, 2000 from $237.8 million at September 30, 1999. Borrowings (primarily Federal Home Loan Bank advances) decreased $4.1 million during the nine-month period to $113.6 million at June 30, 2000 from $117.8 million at September 30, 1999.

         Stockholders' equity decreased by $3.0 million to $87.3 million at June 30, 2000 compared to $90.3 million at September 30, 1999. Rising interest rates during the fiscal year-to-date period resulted in a $984,000 decrease in stockholders' equity from higher net unrealized losses on the available for sale securities portfolio. In addition, cash dividends of $903,000 were paid, and capital was further reduced by treasury stock purchases of $3.1 million associated with the Company's previously announced stock repurchase program and by stock grants of $3.0 million under the RRP. Net income of $4.1 million for the nine-month period, allocation of ESOP shares of $350,000 and vesting of RRP shares of $404,000 partially offset these decreases.

         The RRP was approved by the Company's stockholders in February 2000 and provides for awards of common stock to certain employees and directors. A total of 193,200 shares were awarded under the RRP and the grant-date fair value of these shares ($3.0 million) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, beginning with September 30, 2000. The Company's liability for RRP awards not yet funded through stock purchases was $1.4 million as of June 30, 2000.

                     Comparison of Operating Results for the
               Three Months Ended June 30, 2000 and June 30, 1999

         Net Income. For the three months ended June 30, 2000, net income was $1.5 million or $0.20 per common share, an increase of $389,000 or 34.5% from net income of $1.1 million for the three months ended June 30, 1999.

         Interest Income. Interest income for the three months ended June 30, 2000 was $14.8 million, which was $1.6 million or 12.5% higher than interest income for the three months ended June 30, 1999, primarily due to higher average loan balances, as well as the acquisition over time of higher yielding securities and the upward adjustment of rates earned on variable rate loans. Interest income on loans increased $993,000 or 9.7% to $11.2 million from $10.2 million for the three months ended June 30, 1999. This increase was attributable to a $35.1 million increase in average loan balances to $576.8 million from $541.6 million, accompanied by a 23 basis point increase in average yield to 7.79% from 7.56%. The increase in average loan balances reflects a $20.6 million, or 13.9%, increase in the average commercial loan portfolio, as well as a $14.6 million, or 3.7%, increase in the average balance of residential mortgages and consumer loans. The higher total interest income also reflected a $647,000 or 21.8% increase in interest income on securities and other earning assets to $3.6 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. This increase was attributable to a $32.0 million increase in the average balance of these assets to $224.5 million in 2000 from $192.4 million in 1999, as well as a 30 basis point increase in the average yield to 6.48% from 6.18%.

         Interest Expense. Interest expense for the three months ended June 30, 2000 was $6.6 million, which was $1.4 million or 26.5% higher than the same period last year due primarily to the continuing rise in overall interest rates and to higher balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits. Average interest-bearing liabilities for the three months ended June 30, 2000 increased by $66.1 million, or 10.8% to $676.4 million, from an average of $610.3 million for the three months ended June 30, 1999. The average rate paid on total interest-bearing liabilities in the 2000 period was 3.95%, compared to 3.45% in the 1999 period. Interest expense on deposits increased by $585,000 resulting from an increase in average interest-bearing deposits to $557.1 million for the three-month period ended June 30, 2000 from $530.4 million for the three-month period ended June 30, 1999, accompanied by higher average rates paid on those deposits, which increased by 28 basis points to 3.45% from 3.17%. The increase in deposit interest expense was accompanied by higher interest expense on borrowings from the Federal Home Loan Bank ("FHLB"). The average balance of FHLB borrowings increased by $39.4 million to $119.3 million for the 2000 period, from $79.9 million in 1999, while the average rate paid on these borrowings increased 99 basis points to 6.27% from 5.28%.

         Net Interest Income. For the three months ended June 30, 2000, net interest income was $8.2 million compared to $7.9 million for the three months ended June 30, 1999, an increase of $247,000 or 3.1% which was caused by a $1.6 million increase in interest income partially offset by a $1.4 million increase in interest expense. The increase in net interest income was primarily attributable to a $67.2 million increase in total earning assets to $801.2 million from $734.1 million, accompanied by a $1.1 million increase in net earning assets (interest-earning assets less interest-bearing liabilities). The Company's net interest margin declined 23 basis points to 4.10% from 4.33%. and the net interest rate spread declined 26 basis points to 3.49% from 3.75%.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. For example, the loan loss allowance and provision take into account the continuing growth in the commercial loan portfolio. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $450,000 and $420,000 in loan loss provisions during the three months ended June 30, 2000 and 1999, respectively.

         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income increased by $156,000 or 22.7%, to $843,000 for the three months ended June 30, 2000 from $687,000 for the three months ended June 30, 1999, reflecting increased fees collected on loans and increased fees charged on ATM usage by non-Bank customers. These increases were partially offset by a decrease in income from loan servicing.

         Non-Interest Expense. For the three months ended June 30, 2000, non-interest expense was $6.4 million, a decrease of $152,000 or 2.3% from $6.5 million for the three months ended June 30, 1999. Expenses in the current quarter not incurred in the prior year include costs associated with operating a new trust department and two new branches, as well as RRP expenses of $298,000. However, these costs were partially offset by the reversal in the June 2000 quarter of $278,000 in accruals made in fiscal 1999 for potential operating losses related to the conversion of computer systems. These losses did not materialize, and management determined that the accruals were no longer necessary.

         Income Taxes. Income tax expense was $681,000 for the three months ended June 30, 2000, compared to $545,000 for the same period in 1999. The effective tax rates were 31.0% and 32.6%, respectively. The lower effective tax rate in the current period reflects the implementation of state tax strategies in fiscal 1999.

                     Comparison of Operating Results for the
                Nine Months Ended June 30, 2000 and June 30, 1999

         Net Income. For the nine months ended June 30, 2000, net income was $4.1 million or $0.53 per common share, an increase of $1.5 million or 54.1% from net income of $2.7 million for the nine months ended June 30, 1999.

         Interest Income. Interest income for the nine months ended June 30, 2000 grew by $5.4 million compared to the same period in the last fiscal year, to $43.6 million, primarily due to increased loan volume, as well as the acquisition over time of higher yielding securities and the upward adjustment of rates earned on variable rate loans. Average interest-earning assets for the nine months ended June 30, 2000 were $792.1 million, or $85.5 million higher than average interest-earning assets in the nine months ended June 30, 1999 of $706.6 million, an increase of 12.1 %. Average loan balances grew by $59.5 million, while average balances of securities and other earning assets increased by $26.0 million.

         The increase in interest income was primarily due to a $3.8 million or 13.1% increase in income from loans to $33.2 million for the nine months ended June 30, 2000, from $29.4 million for the nine months ended June 30, 1999. This increase was attributable to a $59.5 million increase in the average loan balance to $571.7 million from $512.2 million, while average yields remained substantially unchanged from the prior nine-month period. The increase in average loan balances reflects a $29.8 million, or 22.3%, increase in the average commercial loan portfolio, as well as a $29.7 million, or 7.8%, increase in the average balance of residential mortgages and consumer loans. The higher total interest income also reflected a $1.6 million or 17.6% increase in income from securities and other earning assets, to $10.4 million for the nine months ended June 30, 2000, from $8.8 million for the nine months ended June 30, 1999. This increase was attributable to a $26.0 million increase in the average balance of these assets to $220.4 million in

2000 from $194.4 million in 1999, as well as a 21 basis point increase in the average yield to 6.29% from 6.08%.

         Interest Expense. Interest expense for the nine months ended June, 2000 was $19.2 million, $3.6 million higher than the same period during the previous fiscal year, due primarily to higher balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits, and the continuing rise in overall interest rates.

         The average rate paid on total interest-bearing liabilities in the 2000 period was 3.82%, compared to 3.53% in the 1999 period. Average total interest-bearing liabilities also increased to $669.1 million for the period ended June 30, 2000, compared to an average of $590.7 million for the prior period, an increase of $78.4 million, or 13.3%. Interest expense on deposits increased $554,000, due to an increase in average interest-bearing deposits to $544.5 million for the nine-month period ended June 30, 2000 from $530.3 million for the nine-month period ended June 30, 1999. Average rates paid on interest-bearing deposits were substantially unchanged. The increase in deposit interest expense was accompanied by higher interest expense on borrowings from the FHLB. The average balance of FHLB borrowings increased by $64.2 million to $124.7 million for the 2000 period, from $60.4 million in 1999, while the average rate paid on these borrowings increased 42 basis points to 5.87% from 5.45%.

         Net Interest Income. Net interest income for the nine months ended June 30, 2000 was $24.5 million, compared to $22.7 million for the nine months ended June 30, 1999, an increase of $1.8 million or 8.0%. This increase in net interest income was primarily attributable to a $7.0 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by an 18 basis point decrease in the net interest rate spread to 3.53% from 3.71%. The Company's net interest margin declined to 4.13% in the nine months ended June 30, 2000 from 4.29% in the nine months ended June 30, 1999.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The provision for loan losses was $1.4 million for the current nine months, compared to $1.1 million for the same nine months in the prior fiscal year.

         Non-Interest Income. Non-interest income for the nine months ended June 30, 2000 was $2.5 million, an increase of $219,000 over non-interest income for the nine months ended June 30, 1999. Within this category, bank service fees and other income increased $232,000 while loan servicing income decreased $13,000.

         Non-Interest Expenses. Non-interest expenses for the nine months ended June 30, 2000 were $19.4 million, or $249,000 less than expenses for the nine months ended June 30, 1999. During the prior year, expenses of $1.1 million were incurred in connection with the conversion of computer systems, and ESOP expense of $371,000 was recognized for shares allocated to employees for the full plan year ended December 31, 1998. The absence of these costs in the nine months ended June 30, 2000 was partially offset by current period expenses associated with opening two new branches, establishing a trust division (which began operations on March 10, 2000), and making final preparations for issues relating to the Year 2000 date change. Total expenses for the current nine-month period also benefited from the reversal of $378,000 in accruals made in fiscal 1999 related to the conversion of computer systems, as discussed above.

         Income Taxes. Income tax expense was $2.1 million for the nine months ended June 30, 2000 compared to $1.5 million for the same period in 1999. The effective tax rates were 33.5% and 35.3%, respectively. The lower effective tax rate in the current period reflects the implementation of state tax strategies in fiscal 1999.

                            Year 2000 Considerations

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

         Monitoring and managing the Year 2000 issue resulted, and may result, in additional direct and indirect costs for the Company. These costs have been charged to expense as incurred, except for costs incurred in the purchase of new software or hardware, which were capitalized. As of June 30, 2000, total direct and indirect Year 2000 costs are estimated to have been approximately $240,000. Significant additional Year 2000 costs are not anticipated.


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

         The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, wholesale borrowings, the proceeds from maturities of securities and short-term investments and the sale of fixed-rate loans in the secondary mortgage market. While maturities and scheduled amortization of loans and securities, and proceeds from borrowings, are predictable sources of funds, other funding sources such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

         The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2000, loan originations totaled $100.9 million or $87.3 million less than the $188.2 million originated during the nine months ended June 30, 1999 when lower interest rates encouraged extensive refinancing activity. Purchases of securities totaled $40.3 million and $80.8 million for the nine months ended June 30, 2000 and 1999, respectively. In fiscal 2000, these investing activities were funded primarily by deposit growth and principal repayments on loans and securities. During the nine months ended June 30, 1999, funding was also provided by an increase in wholesale borrowings and the net proceeds from the stock offering, including stock purchases funded from Bank savings accounts and certificates of deposit.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the nine months ended June 30, 2000 was $31.1 million, compared to $8.1 million for the nine months ended June 30, 1999. The year earlier period was impacted by deposit withdrawals to purchase shares of the stock offering.

         The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $113.6 million at June 30, 2000. Loan origination commitments totaled $10.8 million at June 30, 2000. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $77.8 million, or 9.3% of adjusted assets (which is above the required level of $33.6 million, or 4.0%) and a total risk-based capital level of $83.9 million, or 16.5% of risk-weighted assets (which is above the required level of $40.8 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The following table sets forth the Bank's regulatory capital position at June 30, 2000 and September 30, 1999, compared to OTS requirements.

                                                                              OTS Requirements
                                                               ----------------------------------------------
                                                                  Minimum Capital         For Classification
                                          Bank Actual                Adequacy             as Well Capitalized
                                     -------------------       --------------------       -------------------
                                     Amount        Ratio       Amount         Ratio       Amount        Ratio
                                     ------        -----       ------         -----       ------        -----
                                                               (Dollars in thousands)
June 30, 2000
-------------

Tangible capital                     $77,751        9.3%         $12,590       1.5%     $      --        -- %
Tier 1 (core) capital                 77,751        9.3           33,573       4.0         41,966       5.0
Risk-based capital:
     Tier 1                           77,751       15.3               --        --         30,571       6.0
     Total                            83,904       16.5           40,762       8.0         50,952      10.0

September 30, 1999
------------------

Tangible capital                     $76,894        9.6%         $12,069       1.5%   $        --        -- %
Tier 1 (core) capital                 76,894        9.6           32,184       4.0         40,230       5.0
Risk-based capital:
     Tier 1                           76,894       15.9               --        --         28,986       6.0
     Total                            82,935       17.2           38,648       8.0         48,310      10.0


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Bank is a defendant in a lawsuit, Allison Martin v. Provident Bank et. al. alleging negligence on the part of the defendants in the operation of certain real property at which plaintiff alleges to have suffered injuries. The lawsuit was brought in the Supreme Court of the State of New York, County of Rockland seeking $1.0 million in damages. Management believes the claim is baseless and has retained counsel to vigorously defend the claim.

         The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial condition and operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          a) Exhibit 27.1 - Financial Data Schedule for June 30, 2000 (submitted only with filing in electronic format)

          b) Exhibit 27.2 - Amended Financial Data Schedule for March 31, 2000 (submitted only with filing in electronic format)

          c)  Reports on Form 8-K
              None

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

                          Date:  August 9, 2000