Form 10-K
period 2000-09-30
PROVIDENT BANCORP INC/NY/
filed 2000-12-29
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ____________________

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

                                 (845) 369-8040
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

         As of November 30, 2000, there were issued and outstanding 8,077,800 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of November 30, 2000, was $58,588,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended September 30, 2000 (Parts II and IV).

2. Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February, 2001.

                                     PART I

ITEM 1. Business

Provident Bancorp, Inc.

                  Provident Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Provident Bank (the "Bank") for the purpose of acting as the stock holding company of the Bank. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it. At September 30, 2000, the Company's assets consist primarily of all outstanding capital stock of the Bank, and cash and securities of $10.5 million representing a portion of the net proceeds from the Company's stock offering completed on January 7, 1999. At September 30, 2000, 3,661,800 shares of the Company's common stock, par value $0.10 per share, were held by the public, and 4,416,000 shares were held by Provident Bancorp, MHC, the Company's parent mutual holding company (the "Mutual Holding Company").

                  The Company's office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (845) 369-8040.

Provident Bank

                  The Bank was organized in 1888 as a New York-chartered mutual savings and loan association, adopted a federal mutual charter in 1986 and reorganized into the stock form of ownership in 1999 as part of its reorganization into the mutual holding company structure. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is engaged primarily in the business of offering various FDIC-insured savings and demand deposits to customers through its thirteen full-service offices, and using those deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential and commercial real estate loans, consumer loans, construction loans and commercial business loans. The Bank also invests in investment securities and mortgage-backed securities. Additional products and services offered include the sale of mutual funds and annuities, and investment management and trust services.

                  The Bank's executive office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (845) 369-8040.

Provident Bancorp, MHC

                  The Mutual Holding Company was formed in January 1999 as part of the Bank's mutual holding company reorganization. The Mutual Holding Company is chartered under federal law and owns 54.68% of the outstanding common stock of the Company as of September 30, 2000. The Mutual Holding Company does not engage in any business activities other than owning the common stock of the Company, investing in liquid assets and contributing to local charities.

                  The Mutual Holding Company's office is located at 400 Rella Boulevard, Montebello, New York 10901. Its telephone number is (845) 369-8040.

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

Market Area

                  The Bank is an independent community bank offering a broad range of customer-focused services as an alternative to money center banks in its market area. At September 30, 2000, the Bank operated eleven full-service banking offices in Rockland County, New York and two full-service supermarket branches in Orange County, New York, bringing the total number of branch offices to thirteen in the two counties. The Bank's primary market for deposits is currently concentrated around the areas where its full-service banking offices are located. The Bank's primary lending area also has been historically concentrated in Rockland and contiguous counties.

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

Lending Activities

                  General. Historically, the principal lending activity of the Bank has been the origination of fixed-rate and adjustable-rate mortgage ("ARM") loans collateralized by one-to four-family residential real estate located within its primary market area. The Bank also originates commercial real estate loans, commercial business loans and construction loans (collectively referred to as the "commercial loan portfolio"), as well as consumer loans such as home equity lines of credit and homeowner loans. The Bank retains most of the loans that it originates, although from time to time it may sell longer-term one- to four-family residential real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                                      September 30,
                                                    ----------------------------------------------------------------------------
                                                             2000                        1999                     1998
                                                    ----------------------    -------------------------   ----------------------
                                                    Amount         Percent       Amount       Percent      Amount      Percent
                                                                                                         (Dollars in Thousands)

One- to four-family residential mortgage loans     $ 343,871        57.5%     $ 344,731        60.2%      290,334         62.0%
Commercial real estate loans                         124,988        20.9        110,382        19.3        71,149         15.1
Commercial business loans                             27,483         4.6         30,768         5.4        24,372          5.2
Construction loans                                    29,599         5.0         19,147         3.3        20,049          4.3
                                                   ---------     -------      ---------    --------     ---------     --------
   Total commercial loans                            182,070        30.5        160,297        28.0       115,570         24.6
                                                   ---------     -------      ---------    --------     ---------     --------

Home equity lines of credit                           28,021         4.7         25,380         4.4        26,462          5.7
Homeowner loans                                       37,027         6.2         34,852         6.1        27,208          5.8
Other consumer loans                                   6,486         1.1          7,463         1.3         8,999          1.9
                                                   ---------     -------      ---------    --------     ---------     --------
   Total consumer loans                               71,534        12.0         67,695        11.8        62,669         13.4
                                                   ---------     -------      ---------    --------     ---------     --------

Total loans                                          597,475       100.0%       572,723       100.0%      468,573        100.0%
                                                                   =====                      =====                      =====

Allowance for loan losses                             (7,653)                    (6,202)                   (4,906)
                                                   ---------                  ---------                 ---------

Total loans, net                                   $ 589,822                  $ 566,521                 $ 463,667
                                                   =========                  =========                 =========


                                                                     September 30,
                                                    ----------------------------------------------
                                                             1997                       1996
                                                     -------------------     ---------------------
                                                      Amount     Percent      Amount       Percent


One- to four-family residential mortgage loans     $241,886        59.3%    $ 219,827         59.0%
Commercial real estate loans                         62,910        15.4        66,145         17.7
Commercial business loans                            18,433         4.5        15,268          4.1
Construction loans                                   23,475         5.7        16,074          4.3
                                                   ----------   -------       ---------  ---------
   Total commercial loans                           104,818        25.6        97,487         26.1
                                                   ----------   -------       ---------  ---------

Home equity lines of credit                          31,671         7.8        31,511          8.5
Homeowner loans                                      19,160         4.7        13,035          3.5
Other consumer loans                                 10,741         2.6        10,984          2.9
                                                   ----------   -------       ---------  ---------
   Total consumer loans                              61,572        15.1        55,530         14.9
                                                   ----------   -------       ---------  ---------

Total loans                                         408,276       100.0%       372,844      100.0%
                                                                  =====                     =====

Allowance for loan losses                            (3,779)                    (3,357)
                                                    -------                 ----------

Total loans, net                                   $404,497                 $  369,487
                                                    =======                 ==========

                  Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at September 30, 2000. Loans with adjustable or renegotiable interest rates are shown as maturing at the end of the contractual term of the loan. The table reflects the entire unpaid principal balance of a loan maturing in the period that includes the final payment date and, accordingly, does not give effect to periodic principal payments or possible prepayments.


                                               One- to Four-Family    Commercial Real Estate Commercial Business  Construction (2)
                                              ---------------------- ----------------------- ------------------- ------------------
                                                          Weighted                Weighted               Weighted          Weighted
                                                          Average                  Average               Average            Average
                                                Amount     Rate        Amount       Rate       Amount      Rate   Amount     Rate
                                              --------   ---------   ---------    -------     ----------  ------ --------   -------
                                                                                  (Dollars in Thousands)
Due During the Years Ending September 30,
2001 (1) ................................     $    195      9.31%    $  8,854       9.31%     $ 11,813    9.70%  $ 11,662     9.76%
2002 ....................................          475      8.35        2,250       9.33         1,971    9.18      9,667      9.98
2003 ....................................          965      8.40        4,489       9.00         1,356    8.97      5,025      9.32
2004 and 2005 ...........................        1,630      8.61       14,118       8.58         6,744    9.20        291      8.95
2006 to 2010 ............................       30,775      7.31       54,642       8.09         2,881    8.75      1,590      7.46
2011 to 2025 ............................      192,307      7.43       40,635       8.27           988    9.13      1,337      9.37
2026 and following ......................      117,524      7.25           --         --         1,730    10.62        27      8.45
                                              --------      -----    --------    -------      --------   -------   ------   -------
Total ...................................     $343,871      7.37%    $124,988       8.35%     $ 27,483     9.44%  $29,599      9.61%
                                              ========      ====     ========       ====      ========     ====   =======      ====


                                                       Consumer                   Total
                                               ----------------------    ----------------------
                                                            Weighted                   Weighted
                                                             Average                   Average
                                                Amount        Rate         Amount        Rate
                                               --------     --------     ---------      ------
                                                            (Dollars in Thousands)
Due During the Years Ending September 30,
2001 (1) ................................      $  1,208      10.87%      $ 33,732        9.66%
2002 ....................................         2,736      10.65         17,099        9.86
2003 ....................................         5,063       9.44         16,898        9.19
2004 and 2005 ...........................        16,106       9.04         38,889        8.88
2006 to 2010 ............................        33,846       8.76        123,734        8.09
2011 to 2025 ............................        12,174       8.67        247,441        7.65
2026 and following ......................           401      15.41        119,682        7.33
                                               --------      -----        -------      ------
Total ...................................      $ 71,534      9.00%        $597,475      7.98%
                                               ========      ====         ========      ====

------------------------
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.
(2) Includes land acquisition loans.

The following table sets forth the dollar amounts of fixed- and adjustable-rate loans at September 30, 2000 that are contractually due after September 30, 2001.

                                                            Due After September 30, 2001
                                                     ------------------------------------------
                                                       Fixed          Adjustable        Total
                                                     ------------    ------------    ----------
                                                                   (In Thousands)
One- to four-family residential mortgage loans       $256,545         $ 87,131         $343,676
                                                     --------         --------         --------

Commercial real estate loans .................         47,816           68,318          116,134
Commercial business loans ....................          7,942            7,728           15,670
Construction loans ...........................            222           17,715           17,937
                                                     --------         --------         --------
                  Total commercial loans .....         55,980           93,761          149,741
                                                     --------         --------         --------

Consumer loans ...............................         42,660           27,666           70,326
                                                     --------         --------         --------

                  Total loans ................       $355,185         $208,558         $563,743
                                                     ========         ========         ========

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

                  The Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac secondary mortgage market standards, which are currently $275,000 for single-family homes. Private mortgage insurance is generally required initially for loans with loan-to-value ratios in excess of 80%. Loans in excess of conforming loan limits, in amounts of up to $600,000, are also underwritten to both Fannie Mae and Freddie Mac secondary mortgage market standards. These loans are eligible for sale to various conduit firms that specialize in the purchase of such non-conforming loans, although most of these loans are retained in the Bank's loan portfolio.

                  The Bank's bi-weekly one- to four-family residential mortgage loans result in significantly shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account, which enables the Bank to avoid the cost of processing payments. As of September 30, 2000, bi-weekly loans totaled $96.7 million or 28.1% of the Bank's residential loan portfolio.

                  The Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and the Bank's capital and liquidity position, the Bank may retain all of its newly originated longer term fixed-rate, fixed-term residential mortgage loans or may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored enterprises such as Fannie Mae and Freddie Mac. As a matter of policy, the Bank retains the servicing rights on all loans sold to generate fee income and reinforce its commitment to customer service. For the year ended September 30, 2000, the Bank sold mortgage loans totaling $808,000 compared with $14.1 million for the year ended September 30, 1999. As of September 30, 2000 and 1999, the Bank's portfolio of loans serviced for others totaled $98.5 million and $109.0 million, respectively.

                  The Bank currently offers several ARM loan products secured by residential properties with rates that adjust every six months to one year, after an initial fixed-rate period ranging from six months to five years. After the initial term, the interest rate on these loans is reset based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of six months to one year (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board. ARM loans are generally subject to limitations on interest rate increases of 2% per adjustment period, and an aggregate adjustment of 6% over the life of the loan. ARM loans require that any payment adjustment resulting from a change in the interest rate on the ARM loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization. At September 30, 2000, the Bank's ARM portfolio included $12.3 million in loans that re-price every six months, $28.8 million in one-year ARMs and $45.9 million in loans with an initial fixed-rate period ranging from three to five years.

                  The retention of ARM loans, as opposed to long term, fixed-rate residential mortgage loans, in the Bank's portfolio helps reduce its exposure to interest rate risk. However, ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year ARM loans are qualified at the rate that would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate.

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

                  Commercial Real Estate Lending. The Bank originates real estate loans secured predominantly by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships. The Bank may, from time to time, purchase commercial real estate loan participations. Loans secured by commercial real estate totaled $125.0 million or 20.9% of the Bank's total loan portfolio as of September 30, 2000, and consisted of 241 loans outstanding with an average loan balance of approximately $518,600. Substantially all of the Bank's commercial real estate loans are secured by properties located in its primary market area.

                  The initial interest rates on a substantial portion of the Bank's commercial real estate loans adjust after an initial three-to-five year period to new market rates that generally range between 200 to 350 basis points over the then-current three-to-five year U.S. Treasury or FHLB rates. More typically, commercial real estate loans may have a term of approximately 5 to 10 years, with an amortization schedule of approximately 20 to 25 years, and may be repaid subject to certain penalties. Fixed rate loans for a term of 15 to 20 years are also made, from time to time.

                  In the underwriting of commercial real estate loans, the Bank generally lends up to 70% of the property's appraised value on apartment buildings, or commercial properties that are not owner-occupied, and up to 75% of the property's appraised value on commercial properties that are owner-occupied. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, the Bank emphasizes primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of at least 110%), computed after deduction for a vacancy factor and property expenses deemed appropriate by the Bank. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. On all real estate loans, the Bank requires title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the Bank's security interest in the underlying property.

                  Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the economy generally.

                  Construction Loans. The Bank originates land acquisition, development and construction loans to builders in its market area. This portfolio totaled $29.6 million, or 5.0% of total loans, at September 30, 2000.

                  Acquisition loans are made to help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, the Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. Loans for the acquisition of land are generally limited to the Bank's most creditworthy customers. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. The Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads and sewers.

Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements. Advances are made in accordance with a schedule reflecting the cost of the improvements.

                  The Bank also grants construction loans to area builders, often in conjunction with development loans. These loans finance the cost of completing homes on the improved property. The loans are generally limited to the lesser of 70% of the appraised value of the property or the actual cost of improvements. In the case of single-family construction, the Bank limits the number of houses it will finance that are not under contract for sale. As part of its underwriting process for construction loans on income-producing properties, such as apartment buildings and commercial rental properties, the Bank considers the likelihood of leasing the property at the expected rental amount, and the time to achieve sufficient occupancy levels. The Bank generally requires a percentage of the building to be leased prior to granting a construction loan on income-producing property.

                  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. The Bank's policy is to confirm, prior to each advance, that the construction has been completed properly as evidenced by an inspection report issued by an appraiser or engineer hired by the Bank. The Bank also confirms that its lien priority remains in force before advancing funds. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.

                  Land acquisition, development and construction lending exposes the Bank to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

                  Commercial Business Loans. The Bank currently offers commercial business loans to customers in its market area, some of which are secured in part by additional real estate collateral. In an effort to expand its customer account relationships and develop a broader mix of assets, the Bank makes various types of secured and unsecured commercial loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate which is determined internally, or a short-term market rate index. The Bank may, from time to time, purchase commercial business loan participations. At September 30, 2000, the Bank had 321 commercial business loans outstanding with an aggregate balance of $27.5 million, or 4.6% of the total loan portfolio. As of September 30, 2000, the average commercial business loan balance was approximately $85,000.

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

                  Consumer Loans. The Bank originates a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and prime rate variable lines-of-credit. As of September 30, 2000, consumer loans totaled $71.5 million, or 12.0% of the total loan portfolio.

                  At September 30, 2000, the largest group of consumer loans consisted of $65.0 million of loans secured by junior liens on residential properties. The Bank offers fixed-rate, fixed-term second mortgage loans, referred to as "homeowner loans," and adjustable-rate home equity lines of credit. Homeowner loans are offered in amounts up to 90% of the appraised value of the property (including prior liens) with a maximum loan amount of $75,000. Home equity loans are generally offered in amounts up to 75% of the appraised value of the property including prior liens, with a maximum loan amount of $200,000. As of September 30, 2000, homeowner loans totaled $37.0 million or 6.2% of the Bank's total loan portfolio. The disbursed portion of home equity lines of credit totaled $28.0 million, or 4.7% of the Bank's total loan portfolio, with $25.6 million remaining undisbursed.

                  Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2000, these loans totaled $6.5 million, or 1.1% of the Bank's total loan portfolio. The Bank originates automobile loans directly to its customers and has no outstanding agreement with automobile dealerships to generate indirect loans. The maximum term for an automobile loan is generally 60 months for a new car, and 36 to 48 months for a used car. The Bank will generally lend up to 100% of the purchase price of a new car, and up to 90% of the lesser of the purchase price or the National Automobile Dealers' Association book rate for a used car. The Bank requires all borrowers to maintain collision insurance on automobiles securing consumer loans, with the Bank listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

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

                  Loan Originations, Purchases, Sales and Servicing. While the Bank originates both fixed-rate and adjustable-rate loans, its ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in the Bank's market area. This includes competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

                  The Bank's loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines. One- to four-family loans are also closed on standard Fannie Mae/Freddie Mac documents and sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not the Bank.

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

                                                                   Year Ended September 30,
                                                       -----------------------------------------------
                                                         2000                1999               1998
                                                       ---------          ---------          ---------
                                                                        (In Thousands)
Unpaid principal balances at beginning of year         $ 572,723          $ 468,573          $ 408,276
                                                       ---------          ---------          ---------

Originations by Type
   Adjustable-rate:
         One- to four-family .................            16,792             17,563             14,976
         Commercial real estate ..............            22,463             17,540              9,025
Commercial business ..........................            17,785             20,616             19,593
         Construction ........................            15,630             16,941             12,529
         Consumer ............................            12,886             12,510             11,587
                                                       ---------          ---------          ---------
              Total adjustable-rate ..........            85,556             85,170             67,710
                                                       ---------          ---------          ---------

   Fixed-rate:
         One- to four-family .................            16,328            100,873             93,493
         Commercial real estate ..............             3,014             22,244              8,161
         Commercial business .................            12,305              4,584              3,209
         Construction ........................             3,675                 --                 --
         Consumer ............................            14,589             21,213             20,100
                                                       ---------          ---------          ---------
              Total fixed-rate ...............            49,911            148,914            124,963
                                                       ---------          ---------          ---------

         Total loans originated ..............           135,467            234,084            192,673

Sales ........................................              (722)           (13,804)           (17,003)
Principal repayments .........................          (109,580)          (115,525)          (114,166)
Net charge-offs ..............................              (259)              (294)              (610)
Transfers to real estate owned ...............              (154)              (311)              (597)
                                                       ---------          ---------          ---------
Unpaid principal balances at end of year .....           597,475            572,723            468,573

Allowance for loan losses ....................            (7,653)            (6,202)            (4,906)
                                                       ---------          ---------          ---------

Net loans at end of year .....................         $ 589,822          $ 566,521          $ 463,667
                                                       =========          =========          =========



                  Loan Approval Authority and Underwriting. The Bank has four levels of lending authority beginning with the Board of Directors. The Board grants lending authority to the Director Loan Committee, the majority of the members of which are Directors. The Director Loan Committee, in turn, may grant authority to the Management Loan Committee and individual loan officers. In addition, designated members of management may grant authority to individual loan officers up to specified limits. The lending activities of the Bank are subject to written policies established by the Board. These policies are reviewed periodically.

                  The Director Loan Committee may approve loans in accordance with applicable loan policies, of up to the limits established in the Bank's policy governing loans-to-one-borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding $3.2 million in the aggregate require approval of the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $650,000 to any one borrower and related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $350,000. The maximum individual authority to approve an unsecured loan is $50,000.

                  The Bank has established a risk rating system for its commercial business loans, commercial real estate loans, and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. The Bank determines its maximum loans to one borrower based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best rated borrowers is $8.5 million, for the next group of borrowers is $6.5 million, and for the third group is $3.5 million. Sublimits apply based on reliance on any single property, and for commercial business loans.

                  In connection with its residential and commercial real estate loans, the Bank requires property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas of the Bank. The Bank also requires title insurance, hazard insurance and, if indicated, flood insurance on property securing its mortgage loans. For consumer loans under $50,000, such as equity lines of credit and homeowner loans, title insurance is not required.

                  Loan Origination Fees and Costs. In addition to interest earned on loans, the Bank also receives loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. The Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $674,000 at September 30, 2000.

                  To the extent that originated loans have been sold with servicing retained since January 1, 1997, the Bank has capitalized a mortgage servicing asset at the time of the sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The
capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Asset recognition of servicing rights on sales of originated loans was not permitted under accounting standards in effect prior to SFAS No. 125, when the Bank sold the majority of the loans it presently services for others. Originated mortgage servicing rights with an amortized cost of $229,000 are included in other assets at September 30, 2000. See also Notes 1 and 5 of the Notes to Consolidated Financial Statements.

                  Loans-to-One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis, and an additional amount equal to 10% of unimpaired net worth if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank monitors its credit limits by relationship and by total credit exposure, including the unused portion of credit made available by the Bank, such as unadvanced amounts on construction loans and unused lines of credit. At September 30, 2000, the five largest aggregate amounts loaned to individual borrowers by the Bank (including any unused lines of credit) were as follows: $8.8 million, consisting of mortgage-secured and unsecured financing; $8.0 million, consisting of mortgage-secured and unsecured financing; $7.1 million, consisting of mortgage-secured financing; $6.8 million secured by marketable securities; and $6.8 million, consisting of mortgage-secured and unsecured financing. All of the loans discussed above are performing in accordance with their terms.

Delinquent Loans, Other Real Estate Owned and Classified Assets

                  Collection Procedures. A computer-generated late notice is sent by the 17th day of the month requesting the payment due plus the late charge that was assessed. After the late notices have been mailed, accounts are assigned to a collector for follow-up to determine reasons for delinquency and to review payment options. Additional system-generated collection letters are sent to customers every 10 days. Notwithstanding ongoing collection efforts, all consumer loans are fully charged-off after 120 days.

                  Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2000, the Bank had non-accrual loans of $4.0 million. The ratio of non-performing loans to total loans was 0.67% at September 30, 2000.

                  Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2000, the Bank had REO of $154,000, total non-performing assets (non-accrual loans and REO) of $4.2 million, and a ratio of non-performing assets to total assets of 0.50%.

                  The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.


                                                    Loans Delinquent For
                                     -------------------------------------------------------
                                            60-89 Days            90 Days and Over                       Total
                                     -----------------------    ----------------------------   ------------------------
                                       Number        Amount        Number         Amount         Number         Amount
                                     ----------   ----------    ----------     ----------      ----------    ----------
                                                                   (Dollars in Thousands)
At September 30, 2000
       One- to four-family ..             14         $1,180             26         $2,496             40         $3,676
       Commercial real estate              2            270              5          1,149              7          1,419
       Commercial business ..             --             --             --             --             --             --
       Construction .........             --             --              1             27              1             27
       Consumer .............             10            187             23            359             33            546
                                      ------         ------         ------         ------         ------         ------
         Total ..............             26         $1,637             55         $4,031             81         $5,668
                                      ======         ======         ======         ======         ======         ======

At September 30, 1999
       One- to four-family ..             15         $1,834             37         $2,839             52         $4,673
       Commercial real estate              1             45              4          1,133              5          1,178
       Commercial business ..             --             --              2            208              2            208
       Construction .........             --             --              1             27              1             27
       Consumer .............             21            432             23            429             44            861
                                      ------         ------         ------         ------         ------         ------
         Total ..............             37         $2,311             67         $4,636            104         $6,947
                                      ======         ======         ======         ======         ======         ======

At September 30, 1998
       One- to four-family ..              9         $  719             33         $2,965             42         $3,684
       Commercial real estate              2            261              2            871              4          1,132
       Commercial business ..             --             --              7            368              7            368
       Construction .........             --             --              3          1,256              3          1,256
       Consumer .............             15            264             14            647             29            911
                                      ------         ------         ------         ------         ------         ------
         Total ..............             26         $1,244             59         $6,107             85         $7,351
                                      ======         ======         ======         ======         ======         ======

Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                          September 30,
                                               -------------------------------------------------------------------
                                                 2000            1999          1998          1997            1996
                                               -------         -------        ------        -------         ------
                                                                     (Dollars in Thousands)
Non-accrual loans:
   One- to four-family .................        $2,496         $2,839         $2,965         $2,549         $2,731
   Commercial real estate ..............         1,149          1,133            871          1,375          2,087
   Commercial business .................            --            208            368            243            109
   Construction ........................            27             27          1,256            276            920
   Consumer ............................           359            429            647            234            503
                                                ------         ------         ------         ------         ------
     Total non-performing loans ........         4,031          4,636          6,107          4,677          6,350
                                                ------         ------         ------         ------         ------

Real estate owned:
   One- to four-family .................           154            403             92            186            347
   Commercial real estate ..............            --             --            274             --            960
                                                ------         ------         ------         ------         ------
     Total real estate owned ...........           154            403            366            186          1,307
                                                ------         ------         ------         ------         ------

Total non-performing assets ............        $4,185         $5,039         $6,473         $4,863         $7,657
                                                ======         ======         ======         ======         ======

Ratios:
   Non-performing loans to total loans .          0.67%          0.82%          1.32%          1.16%          1.72%
   Non-performing assets to total assets          0.50           0.62           0.94           0.75           1.21


                  For the year ended September 30, 2000, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $337,000. Interest income actually recognized on such loans totaled $77,000.

                  Classification of Assets. The Bank's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of September 30, 2000, the Bank had $2.4 million of assets designated as special mention.

                  When the Bank classifies assets as either substandard or doubtful, it allots for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When the Bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews the Bank's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of the Bank's assets at September 30, 2000, classified assets consisted of substandard assets of $4.0 million (loans receivable of $3.9 million and REO of $154,000) and doubtful assets (loans receivable) of $152,000. There were no assets classified as loss at September 30, 2000.

                  Allowance for Loan Losses. The Bank provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

                  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

                  At September 30, 2000, the allowance for loan losses was $7.7 million, which equaled 1.30% of net loans and 189.85% of non-performing loans. For the years ended September 30, 2000, 1999 and 1998, the Bank recorded net loan charge-offs of $259,000, $294,000 and $610,000, respectively, as a reduction of the allowance for loan losses. Provisions for loan losses added to the allowance were $1.7 million, $1.6 million and $1.7 million during the respective periods.

                  The  following   table  sets  forth  activity  in  the  Bank's
allowance for loan losses for the years indicated.

                                                                            Years Ended September 30,
                                                         ---------------------------------------------------------------
                                                           2000          1999         1998          1997          1996
                                                         -------       -------       -------       -------       -------
                                                                               (Dollars in Thousands)
Balance at beginning of year .......................     $ 6,202       $ 4,906       $ 3,779       $ 3,357       $ 3,472
                                                         -------       -------       -------       -------       -------

Charge'offs:
   One- to four-family .............................        (168)           (9)          (13)         (114)          (33)
   Commercial real estate ..........................          (1)           --           (87)         (301)         (840)
   Commercial business .............................          (6)         (567)          (10)         (173)           --
   Construction ....................................          --            --          (355)           --            --
   Consumer ........................................        (195)         (346)         (200)         (171)         (203)
                                                         -------       -------       -------       -------       -------
       Total charge'offs ...........................        (370)         (922)         (665)         (759)       (1,076)
                                                         -------       -------       -------       -------       -------

Recoveries:
   One- to four-family .............................          24            --            --            42             3
   Commercial real estate ..........................          --           101            --            --            --
   Commercial business .............................          24           194            --            --            --
   Construction ....................................          --           286             2            32            14
   Consumer ........................................          63            47            53            49            33
                                                         -------       -------       -------       -------       -------
       Total recoveries ............................         111           628            55           123            50
                                                         -------       -------       -------       -------       -------

Net charge'offs ....................................        (259)         (294)         (610)         (636)       (1,026)
Provision for loan losses ..........................       1,710         1,590         1,737         1,058           911
                                                         -------       -------       -------       -------       -------
Balance at end of year .............................     $ 7,653       $ 6,202       $ 4,906       $ 3,779       $ 3,357
                                                         =======       =======       =======       =======       =======

Ratios:
   Net charge-offs to average loans outstanding ....        0.04%         0.06%         0.14%         0.17%         0.29%
   Allowance for loan losses to non-performing loans      189.85        133.78         80.33         80.80         52.87
   Allowance for loan losses to total loans, net ...        1.30          1.09          1.06          0.93          0.91

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

                                                                          September 30,
                         ---------------------------------------------------------------------------------------------------------
                                        2000                                  1999                               1998
                         ------------------------------------ ----------------------------------- --------------------------------
                                                    Percent                              Percent                           Percent
                                                    of Loans                             of Loans                          of Loans
                                        Loan        in Each                   Loan       in Each                  Loan     in Each
                                      Balances      Catagory                Balances     Catagory               Balances   Catagory
                             Loan        By         to Total  Loan Loss        by        to Total  Loan Loss       by      to Total
                          Allowance   Catagory       Loans    Allowance     Catogory      Loans    Allownaces   Catogory    Loans
                         ----------   ---------    ---------  ---------    ---------     -------   -----------  ---------  -------
                                                                      (Dollars in Thousands)
One- to four-family ..   $  2,423     $343,871        57.5%   $  2,091     $344,731        60.2%   $  1,320     $290,334     62.0%
Commercial real estate      3,210      124,988        20.9       2,416      110,382        19.3       1,976       71,149     15.1
Commercial business ..        481       27,483         4.6         254       30,768         5.4         376       24,372      5.2
Construction .........        733       29,599         5.0         614       19,147         3.3         301       20,049      4.3
Consumer .............        806       71,534        12.0         827       67,695        11.8         933       62,669     13.4
                         --------     --------       -----    --------     --------       -----    --------     --------    -----
     Total ...........   $  7,653     $597,475       100.0%   $  6,202     $572,723       100.0%   $  4,906     $468,573    100.0%
                         ========     ========       =====    ========     ========       =====    ========     ========    =====


                                                        September 30,
                         -------------------------------------------------------------------------
                                        1997                                 1996
                         ------------------------------------ ------------------------------------
                                                      Percent                              Percent
                                                      of Loans                             of Loans
                                          Loan        in Each                   Loan       in Each
                                        Balances      Catagory                Balances     Catagory
                               Loan        By         to Total  Loan Loss        by        to Total
                            Allowance   Catagory       Loans    Allowance     Catogory      Loans
                           ----------   ---------    ---------  ---------    ---------     -------
                                                     (Dollars in Thousands)
One- to four-family ..     $    734     $241,886        59.3%    $    756     $219,827        59.0%
Commercial real estate        1,431       62,910        15.4        1,247       66,145        17.7
Commercial business ..          443       18,433         4.5          536       15,268         4.1
Construction .........          389       23,475         5.7          389       16,074         4.3
Consumer .............          782       61,572        15.1          429       55,530        14.9
                           --------     --------       -----     --------     --------       -----
     Total ...........     $  3,779     $408,276       100.0%    $  3,357     $372,844       100.0%
                           ========     ========       =====     ========     ========       =====


Securities Activities

                  The Company's securities investment policy is established by the Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Company's interest rate risk management strategy. The Board's asset/liability committee oversees the Company's investment program and evaluates on an ongoing basis the Company's investment policy and objectives. The chief financial officer, or the chief financial officer acting with the chief executive officer, is responsible for making securities portfolio decisions in accordance with established policies. The Company's chief financial officer and chief executive officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Board's asset/liability committee at least quarterly.

                  The Company's  current policies  generally  permit  securities investments in U.S. Government and U.S. Agency securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies such as Fannie Mae, Freddie Mac and the FHLB (federal agency securities). Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities
issued  by  these  government  agencies.   Also  permitted  are  investments in
securities   issued  or  backed  by  the  Small  Business   Administration  and
asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. The Company's current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

                  SFAS No. 115 requires that at the time of purchase the Company designate a security as held to maturity, available for sale, or trading, depending on the Company's ability and intent. Available for sale securities are reported at fair value, while held to maturity securities are reported at amortized cost. The Company does not have a trading portfolio.

                  As of September 30, 2000, the Company's overall securities portfolio had a carrying value of $210.7 million. In accordance with SFAS No. 115, securities with a fair value of $162.2 million, or 19.2% of total assets, were classified as available for sale, while securities with an amortized cost of $48.6 million, or 5.8% of total assets, were classified as held to maturity. The estimated fair value of the held to maturity securities at September 30, 2000 was $48.4 million, which was $212,000 less than their amortized cost.

                  Government Securities. At September 30, 2000, the Company held
$73.9 million, or 8.7% of total assets, in government securities at amortized cost, consisting primarily of U.S. Treasury and agency obligations with short- to medium-term maturities (one to five years), of which $70.9 million was classified as available for sale and $3.0 million was classified as held to maturity. While these securities generally provide lower yields than other investments such as mortgage-backed securities, the Company's current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

                  Corporate Bonds and Other Debt Securities. At September 30, 2000, the Company held $31.0 million in corporate debt securities, at amortized cost, all of which were classified as available for sale. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or agency security of comparable duration, corporate bonds also may have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, the Company's policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $2.0 million per issuer and a total portfolio limit of $40.0 million. The policy limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency and favors issues that are insured. In addition, the policy imposes limitations of a total investment of no more than $2.0 million per municipal issuer and a total portfolio limit of 10% of assets. At September 30, 2000, the Company held $12.1 million at amortized cost in bonds issued by states and political subdivisions, of which $11.7 million was classified as available for sale and $397,000 was classified as held to maturity.

                  Equity Securities. At September 30, 2000, the Company's equity securities portfolio at amortized cost totaled $3.2 million, all of which was classified as available for sale, and consisted of preferred and common stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. The Company benefits from its investment in common and preferred stock due to a tax deduction the Company receives with regard to dividends paid by domestic corporate issuers on equity securities held by other corporate entities, such as the Company. The Company also held $7.0 million of common stock in the FHLB of New York, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to borrow under the FHLB advance program.

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

                  Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of the Company's mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, credit enhancements and servicing fees. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than the estimated life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with cash flows from and redemptions of such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company reviews prepayment estimates for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio.

                  At September 30, 2000, the Company's mortgage-backed pass-through securities portfolio totaled $91.4 million at amortized cost, of which $46.2 million was available for sale and $45.2 million was held to maturity. Of this total, the CMO portfolio totaled $24.5 million, of which $19.6 million was available for sale and $4.9 million was held to maturity. Although the average contractual maturity of the aggregate mortgage-backed securities portfolio was approximately 15 years at September 30, 2000, the actual maturity of a mortgage-backed security may be less than its stated contractual maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the mortgage-backed securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

                  CMOs and REMICs. A portion of the Company's mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including REMICs. This portfolio is limited to CMOs and REMICs backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

                  The Company's practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates. The Company's current policy with respect to CMOs limits investments to non-high risk securities unless approval is given by the Board of Directors and an analysis is performed on how a high-risk CMO will impact the overall interest rate risk of the Company. High-risk CMOs are defined as those securities exhibiting significantly greater volatility in estimated average life and price relative to interest rates compared to 30-year, fixed-rate, pass-through securities.

Available for Sale Portfolio

                  As of September 30, 2000, securities with a fair value of $162.2 million, or 19.2% of total assets, were classified as available for sale. Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations as well as investments in preferred and common stock, made up $116.4 million of this total, or13.8% of total assets, with mortgage-backed securities totaling $45.8 million, or 5.4% of total assets.

                  The  following   table  sets  forth  the  composition  of  the
Company's available for sale portfolio at the dates indicated.

                                                                                         September 30,
                                                            ----------------------------------------------------------------------
                                                                    2000                     1999                     1998
                                                            ---------------------    ---------------------  ----------------------
                                                            Amortized      Fair      Amortized      Fair     Amortized      Fair
                                                              Cost         Value        Cost        Value      Cost         Value
                                                            ----------   --------    ---------    --------   ----------   --------
                                                                                     (Dollars in Thousands)
Investment Securities:
       U.S. Government securities ........................  $ 33,004     $ 32,851    $ 31,657     $ 31,507   $ 26,119     $ 26,547
       Federal agency obligations ........................    37,934       37,546      27,966       27,407     17,028       17,278
       Corporate debt securities .........................    30,975       30,588      24,201       23,667      1,999        1,997
       State and municipal securities ....................    11,697       10,981      11,700       10,808         --           --
       Equity securities .................................     3,201        4,383       3,175        3,236      2,017        2,249
                                                            --------     --------    --------     --------   --------     --------
       Total investment securities available for sale ....   116,811      116,349      98,699       96,625     47,163       48,071
                                                            --------     --------    --------     --------   --------     --------

Mortgage-Backed Securities:
        Pass-through securities:
          Fannie Mae .....................................    17,767       17,723      16,053       15,930     10,726       10,907
          Freddie Mac ....................................     2,344        2,383       3,252        3,306      5,052        5,210
         Other ...........................................     6,582        6,494       7,163        7,252      3,167        3,185
        CMOs and REMICs ..................................    19,553       19,208      25,625       25,274     30,358       30,610
                                                            --------     --------    --------     --------   --------     --------
       Total mortgage-backed securities available for sale    46,246       45,808      52,093       51,762     49,303       49,912
                                                            --------     --------    --------     --------   --------     --------
       Total securities available for sale ...............  $163,057     $162,157    $150,792     $148,387   $ 96,466     $ 97,983
                                                            ========     ========    ========     ========   ========     ========



                  At September 30, 2000, the Company's available for sale U. S. Treasury securities portfolio totaled $32.9 million, or 3.9% of total assets. These securities had maturities of less than five years, with a weighted average yield of 5.68%. At September 30, 2000, the federal agency securities in the Company's available for sale portfolio totaled $37.5 million, or 4.4% of total assets, and had maturities of less than five years, with a weighted average yield of 5.84%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months.

                  At September 30, 2000, the state and municipal securities in the Company's available for sale portfolio totaled $11.0 million, or 1.3% of total assets, and had a weighted average maturity of approximately 10 years, with a weighted average tax-free yield of 4.13%. Available for sale corporate debt securities totaled $30.6 million at September 30, 2000, while equity securities available for sale totaled $4.4 million.

                  At September 30, 2000, $26.6 million of the Company's available for sale mortgage-backed securities consisted of pass-through securities, which totaled 3.1% of total assets. At the same date, the fair value of the Company's available for sale CMO portfolio totaled $19.2 million, or 2.3% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 6.14%. The Company owns both fixed-rate and floating-rate CMOs. The Company's portfolio of CMO's available for sale at September 30, 2000 included securities of $16.5 million for which the underlying mortgage collateral had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio

                  As of September 30, 2000, securities with an amortized cost of $48.6 million, or 5.8% of total assets, were classified as held to maturity. Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations made up $3.4 million of this total, or 0.4% of total assets. Mortgage-backed securities totaling $45.2 million, or 5.4% of total assets, made up the remainder of this portfolio.

                  The  following   table  sets  forth  the  composition  of  the
Company's held to maturity portfolio at the dates indicated.

                                                                                        September 30,
                                                             -------------------------------------------------------------------
                                                                      2000                 1999                     1998
                                                             -------------------------------------------------------------------
                                                             Amortized     Fair     Amortized    Fair       Amortized     Fair
                                                               Cost        Value      Cost       Value        Cost        Value
                                                             ---------   -------    ---------   -------     ---------    -------
                                                                                        (In Thousands)
Investment Securities:
   U.S. Government securities ..........................     $    --     $    --     $    --     $    --     $ 8,988     $ 9,011
   Federal agency obligations ..........................       2,991       2,957       2,987       2,953       9,481       9,544
   Municipal and other securities ......................         397         397         415         415         707         707
                                                             -------     -------     -------     -------     -------     -------
       Total investment securities held to maturity ....       3,388       3,354       3,402       3,368      19,176      19,262
                                                             -------     -------     -------     -------     -------     -------

Mortgage-Backed Securities:
   Pass-through securities:
       Ginnie Mae ......................................       4,279       4,275       5,106       5,140       6,526       6,616
       Fannie Mae ......................................      16,578      16,440      18,116      17,786      26,117      26,349
       Freddie Mac .....................................      17,105      16,902      22,014      21,900      33,014      33,639
     Other .............................................       2,283       2,343       2,453       2,499       2,171       2,264
   CMOs and REMICs .....................................       4,953       5,060       5,691       5,786      11,398      11,542
                                                             -------     -------     -------     -------     -------     -------
       Total mortgage-backed securities held to maturity      45,198      45,020      53,380      53,111      79,226      80,410
                                                             -------     -------     -------     -------     -------     -------

Total securities held to maturity ......................     $48,586     $48,374     $56,782     $56,479     $98,402     $99,672
                                                             =======     =======     =======     =======     =======     =======


                  At September 30, 2000, the federal agency securities in the Company's held to maturity portfolio totaled $3.0 million, or 0.4% of total assets, and had maturities of less than five years, with a weighted average yield of 6.04%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months.

                  At September 30, 2000, the Company's held to maturity mortgage-backed pass-through securities portfolio totaled $40.2 million, of which $1.1 million had a weighted average yield of 4.60% and contractual maturities within one year; $4.1 million had a weighted average yield of 6.03% and contractual maturities within five years; $14.0 million had a weighted average yield of 6.67% and contractual maturities of five to ten years; and $21.0 million had a weighted average yield of 7.38% and contractual maturities of over ten years.

                  At September 30, 2000, $5.0 million of the CMO portfolio, or 0.6% of total assets, was classified as held-to-maturity. The estimated fair value of the Company's held-to-maturity CMO portfolio at September 30, 2000 was $5.1 million, or $107,000 more than the amortized cost. While the contractual maturity of the CMO's underlying collateral is greater than ten years, the actual period to maturity of the CMO's may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

                  The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2000 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

                                                                   More than One Year     More than Five Years
                                               One Year or Less    through Five Years      through Ten Years    More than Ten Years
                                             --------------------  -------------------   ---------------------- -------------------
                                                         Weighted             Weighted                Weighted             Weighted
                                             Amortized    Average  Amortized   Average   Amortized     Average  Amortized  Average
                                                Cost      Yield       Cost     Yield       Cost        Yield       Cost      Yield
                                             ---------   --------   -------   --------   ---------     -------  ---------  -------
                                                                              (Dollars in Thousands)
Available for Sale:
Mortgage-Backed Securities
         Fannie Mae .....................     $    53     6.20%     $    --       --%     $ 4,951       6.21%    $12,763     7.09%
         Freddie Mac ....................          --       --          472     7.28           --         --       1,872     7.73
         CMOs and REMICs ................          --       --           --       --        3,027       6.17      16,526     6.14
         Other ..........................          --       --           --       --        4,528       6.32       2,054     7.46
                                              -------     ----      -------     ----      -------      -----     -------     ----
              Total .....................          53     6.20          472     7.28       12,506       6.24      33,215     6.67
                                              -------     ----      -------     ----      -------      -----     -------     ----

Investment Securities
         U.S. Gov't and agency securities      18,554     5.41       47,383     5.77        5,001       7.00          --       --
         State and municipal securities .          --       --           --       --        5,315       4.01       6,382     4.24
         Corporate debt securities ......          --       --       23,872     6.71        7,103       6.77          --       --
                                              -------     ----      -------     ----      -------      -----     -------
              Total .....................      18,554     5.41       71,255     6.09       17,419       5.99       6,382     4.24
                                              -------     ----      -------     ----      -------      -----      -------    ----

     Total available for sale ...........     $18,607     5.42%     $71,727     6.10%     $29,925       6.09%    $39,597     6.28%
                                              =======     ====      =======     ====      =======      =====     =======     ====

Held to Maturity:
Mortgage-Backed Securities
         Ginnie Mae .....................     $     1     6.95%     $     6     9.00      $   826       8.30%    $ 3,446    7.92%
         Fannie Mae .....................       1,090     4.60        3,164     5.98        3,698       6.40       8,626    6.98
         Freddie Mac ....................          --       --          886     6.21%       9,474       6.63       6,745    7.63
         CMOs and REMICs ................          --       --           --       --           --         --       4,953    7.63
         Other ..........................          --       --           --       --           24      11.13       2,259    7.35
                                              -------     ----      -------     ----      -------      -----     -------    ----
              Total .....................       1,091     4.60        4,056     6.03       14,022       6.67      26,029    7.43
                                              -------     ----      -------     ----      -------      -----     -------    ----

Investment Securities
         U.S. Gov't and agency securities          --       --        2,991     6.04           --         --          --       --
         State and municipal securities .          25     8.00           --       --           --         --         372     6.75
                                              -------     ----      -------     ----      -------      -----     -------     ----
              Total .....................          25     8.00        2,991     6.04           --         --         372     6.75
                                              -------     ----      -------     ----      -------      -----     -------

     Total held to maturity .............     $ 1,116     4.68%     $ 7,047    6.04%      $14,022       6.67%    $26,401     7.42%
                                              =======     ====      =======     ====      =======      =====     =======     ====


                                                                            Weighted
                                                  Amortized     Fair         Average
                                                    Cost        Value         Yield
                                                    ----        -----         -----
                                                        (Dollars in Thousands)
Available for Sale:
Mortgage-Backed Securities
         Fannie Mae .....................        $ 17,767     $ 17,723        6.84%
         Freddie Mac ....................           2,344        2,383        7.65
         CMOs and REMICs ................          19,553       19,208        6.14
         Other ..........................           6,582        6,494        6.67
                                                 --------     --------        ----
              Total .....................          46,246       45,808        6.56
                                                 --------     --------        ----
Investment Securities
         U.S. Gov't and agency securities          70,938       70,397        5.77
         State and municipal securities .          11,697       10,981        4.13
         Corporate debt securities ......          30,975       30,588        6.72
                                                 --------     --------        ----
              Total .....................         113,610      111,966        5.86
                                                 --------     --------        ----
     Total available for sale ...........        $159,856     $157,774        6.06%
                                                 ========     ========        ====

Held to Maturity:
Mortgage-Backed Securities
         Ginnie Mae .....................        $  4,279     $  4,275        7.99%
         Fannie Mae .....................          16,578       16,440        6.50
         Freddie Mac ....................          17,105       16,902        7.01
         CMOs and REMICs ................           4,953        5,060        7.63
         Other ..........................           2,283        2,343        7.39
                                                 --------     --------        ----
              Total .....................          45,198       45,020        7.00
                                                 --------     --------        ----
Investment Securities
         U.S. Gov't and agency securities           2,991        2,957        6.04
         State and municipal securities .             397          397        6.83
                                                 --------     --------        ----
              Total .....................           3,388        3,354        6.13
                                                 --------     --------        ----
     Total held to maturity .............        $ 48,586     $ 48,374        6.94%
                                                 ========     ========        ====

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

                  At September 30, 2000, the Bank's deposits totaled $609.0 million. Interest-bearing deposits totaled $542.5 million, and non-interest bearing demand deposits totaled $66.5 million. NOW, savings and money market deposits totaled $293.1 million at September 30, 2000. Also at that date, the Bank had a total of $249.4 million in certificates of deposit, of which $176.8 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

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

                  The following table sets forth the distribution of the Bank's deposit accounts, by account type, at the dates indicated.


                                                                          September 30,
                            -------------------------------------------------------------------------------------------------------
                                         2000                                 1999                                1998
                             ------------------------------     --------------------------------     ------------------------------
                                                   Weighted                            Weighted                            Weighted
                                                    Average                             Average                             Average
                             Amount     Percent      Rate       Amount      Percent       Rate       Amount      Percent     Rate
                             ------     -------      ----       ------      -------       ----       ------      -------     ----
                                                                    (Dollars in Thousands)
Demand deposits
  Retail ..............    $ 38,145        6.3%        --%     $ 35,701        6.1%         --%     $ 31,045         5.4%      --%
  Commercial ..........      28,324        4.7         --        24,147        4.1          --        19,285         3.4       --
                           --------     ------       ----      --------     ------       -----      --------     -------     ----
  Total demand deposits      66,469       11.0                       --     59,848        10.2            --      50,330      8.8
                           --------     ------       ----      --------     ------       -----      --------     -------     ----
NOW deposits ..........      54,800        9.0       1.01        47,129        8.0        1.01        41,738         7.3     1.22
Savings deposits ......     161,987       26.6       2.02       161,809       27.6        2.02       155,934        27.2     1.99
Money market deposits .      76,332       12.5       2.55        80,033       13.6        2.75        76,010        13.3     2.65
                           --------     ------       ----      --------     ------       -----      --------     -------     ----
                            359,588       59.1       1.61       348,819       59.4        1.70       324,012        56.6     1.74
Certificates of deposit     249,388       40.9       5.83       237,821       40.6        4.82       249,162        43.4     5.15
                           --------     ------       ----      --------     ------       -----      --------     -------     ----

Total deposits ........    $608,976      100.0%      3.34%     $586,640      100.0%      2.97%      $573,174       100.0%    3.22%
                           ========     ======       ====      ========     ======       =====      ========     =======     ====

                  The  following  table sets  forth,  by interest  rate  ranges,
information   concerning  the  Bank's  certificates  of  deposit  at  the  dates indicated.

                                                At September 30, 2000
                     ---------------------------------------------------------------------------         Total at
                                               Period to Maturity                                      September 30,
                     ---------------------------------------------------------------------------   ----------------------
                     Less than    One to        Two to     More than                    Percent
Interest Rate Range  One Year    Two Years    Three Years Three Years     Total         of Total      1999        1998
-------------------  --------    ---------    ----------- ----------    --------        --------   ---------    ---------
                                                  (Dollars in Thousands)
4.00% and below     $  2,318     $      1     $     31     $     --     $  2,350         0.9%      $ 14,019     $  1,003
4.01% to 5.00%        11,803        1,143          162        1,328       14,436         5.8        135,380      103,713
5.01% to 6.00%       141,238       10,857        2,122        1,282      155,499        62.4         77,889      123,044
6.01% to 7.00%        21,314       45,684        2,283          655       69,936        28.0          7,026       17,943
7.01% and above           83        1,894        5,190           --        7,167         2.9          3,507        3,459
                    --------     --------     --------     --------     --------       -----       --------     --------

     Total ....     $176,756     $ 59,579     $  9,788     $  3,265     $249,388       100.0%      $237,821     $249,162
                    ========     ========     ========     ========     ========       =====       ========     ========


                  The following table sets forth the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 2000.

                                                                             Maturity
                                                      --------------------------------------------------------
                                                      3 Months        Over 3 to 6    Over 6 to 12     Over 12
                                                       or Less           Months         Months          Months           Total
                                                       -------           ------         ------          ------           -----
                                                                                   (In Thousands)
Certificates of deposit less than $100,000 ....        $ 55,726        $ 49,696        $ 47,255        $ 65,708        $218,385
Certificates of deposit of $100,000 or more (1)           9,341           8,136           6,602           6,924          31,003
                                                       --------        --------        --------        --------        --------
      Total of certificates of deposit ........        $ 65,067        $ 57,832        $ 53,857        $ 72,632        $249,388
                                                       ========        ========        ========        ========        ========

--------------------
(1) The weighted average interest rates for these accounts, by maturity period, are 5.07% for 3 months or less; 5.53% for 3 to 6 months; 5.36% for 6 to 12 months; and 6.30% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 5.53%.

                  Borrowings. At September 30, 2000, the Bank had $127.6 million of borrowings, of which $122.0 million consisted of FHLB advances and repurchase agreements. FHLB borrowings were $115.5 million as of September 30, 1999 and $38.6 million as of September 30, 1998. At September 30, 2000, the Bank had access to additional FHLB borrowings of up to $163.1 million.

                  The following table sets forth information concerning balances and interest rates on the Bank's FHLB advances and repurchase agreements at the dates and for the periods indicated.


                                                               Years Ended September 30,
                                                       ---------------------------------------
                                                       2000               1999            1998
                                                       ----               ----            ----
                                                                (Dollars in Thousands)
Balance at end of year ......................        $121,975         $115,515        $ 38,646
Average balance during year .................         122,315           74,319          28,817
Maximum outstanding at any month end ........         131,458          118,526          38,646
Weighted average interest rate at end of year            6.36%            5.60%           5.97%
Average interest rate during year ...........            5.98%            5.53%           5.96%

Subsidiary Activities

                  Provest Services Corp. I is a wholly-owned subsidiary of the Bank holding an investment in a limited partnership which operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of the Bank which has engaged a third-party provider to sell annuities and mutual funds to the Bank's customers. Through September 30, 2000, the activities of these subsidiaries have had an insignificant effect on the Bank's consolidated financial condition and results of operations. During fiscal 1999, the Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust ("REIT"). The REIT holds both residential and commercial real estate loans.

Competition

                  The Bank faces significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as restrictions on the interstate operations of financial institutions are removed.

Employees

                  As of September 30, 2000, the Bank had 199 full-time employees and 36 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

                  The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of September 30, 2000, the Bank met the QTL test.

                  Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of September 30, 2000, the Bank was a "well-capitalized" institution.

                  In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability and (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations.

                  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio at September 30, 2000 exceeded the then applicable requirements.

                  Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution"s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an outstanding CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

                  Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 4% tier 1 core capital ratio, a 4% tier 1 risk-based ratio, and an 8% total risk-based ratio. Tier 1 core capital is defined as common stockholders' equity less investments in and advances to "nonincludable" subsidiaries, goodwill and other intangible assets, nonqualifying equity instruments, disallowed servicing assets, and other disallowed assets; plus (minus) accumulated losses (gains) on certain available-for-sale securities and cash flow hedges (net of taxes); plus qualifying intangible assets, minority interest in includable consolidated subsidiaries, and mutual institutions' nonwithdrawable deposit accounts. Adjusted total assets is defined as total assets less assets of "nonincludable" subsidiaries, goodwill and other intangible assets, disallowed servicing assets, and other disallowed assets; plus (minus) accumulated losses (gains) on certain available-for sale securities and cash flow hedges; plus qualifying intangible assets. Total risk-based capital is defined as tier 1 (core) capital plus 45% of net unrealized gains on available-for-sale equity securities, qualifying subordinated debt and redeemable preferred stock, capital certificates, nonwithdrawable deposit accounts not included in core capital, other equity instruments and allowances for loan and lease losses; less equity investments and other assets required to be deducted, low-level recourse deduction and capital reduction for interest-rate risk exposure.

                  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.

                  At September 30, 2000, the Bank exceeded each of the OTS capital requirements as summarized below:

                                                                                         To Be Well Capitalized
                                                                   For Capital           Under Prompt Corrective
                                          Actual                Adequacy Purposes            Action Provisions
                                  ----------------------      ----------------------     -----------------------
                                  Amount       Ratio (1)      Amount       Ratio (1)     Amount       Ratio(1)
                                  ------       ---------      ------       ---------     ------       --------
                                                             (Dollars in Thousands)
Tangible capital ........        $80,097         9.6%        $12,526          1.5%      $    --            --%
Tier I core capital .....         80,097         9.6          33,402          4.0        41,752           5.0
Tier I risk-based capital         80,097        15.6              --         --          30,738           6.0
Total risk-based capital          86,497        16.9          40,985          8.0        51,231          10.0



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

                  At September 30, 2000, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Federal Home Loan Bank System

                  The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 2000, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

                  The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Financial Modernization Legislation

                  On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which expanded the permissible activities of savings and loan holding companies like the Company. The Company is now permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States,
as  well  as  insurance  and  securities   underwriting   and  merchant  banking
activities.

                  In order to take advantage of this new authority, a savings and loan holding company's depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. The Bank currently meets these requirements. No prior regulatory notice is required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

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

                  Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a Mutual Holding Company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association;
(iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a Mutual Holding Company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

                  The OTS has proposed new rules which would require savings and loan holding companies to notify the OTS prior to engaging in transactions which
(i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more;(ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's ratio of consolidated tangible capital to consolidated tangible assets by 10% or more during the 12-month period. The OTS has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

                  The OTS has also proposed new rules which would codify the manner in which the OTS reviews the capital adequacy of savings and loan holding companies and determines when a holding company must maintain additional capital. The OTS is not currently proposing to establish uniform capital adequacy guidelines for all savings and loan holding companies.

                  The Company and the Bank are unable to predict whether or when these proposed regulations will be adopted, and what effect, if any, the adoption of these regulations would have on their business.

                  Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the Mutual Holding Company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the Mutual Holding Company's members; (ii) for as long as the savings association subsidiary is controlled by the Mutual Holding Company, the dollar amount of dividends waived by the Mutual Holding Company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the Mutual Holding Company is available for declaration as a dividend solely to the Mutual Holding Company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the Mutual Holding Company is probable, an appropriate dollar amount is recorded as a liability and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

                  Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to undertake a conversion from mutual to stock form ("Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company"s corporate existence would end, and certain customers of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock ("Common Stock") held by stockholders of the Company other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

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

ITEM 2. Properties

Properties

                  As of September 30, 2000, the Bank leases eight premises, including its headquarters location, from third parties under terms and conditions considered by management to be favorable to the Bank. In addition, the Bank owns six premises. Following is a list of Bank locations:



Corporate Office, Commercial Lending Group and
Investment Management and Trust Department


400 Rella Boulevard                          1 Lake Road West
Montebello, NY 10901                         Congers, NY 19020
(914) 369-8040                               (914) 267-2180

Rockland County:                             71 Lafayette Avenue
                                             Suffern, NY 10901
44 W. Route 59                               (914) 369-8350
Nanuet, NY 10954
(914) 627-6180                               26 North Middletown Rd.
                                             (In the ShopRite Supermarket)
38-40 New Main Street                        Pearl River, NY 10965
Haverstraw, NY 10927                         (914) 627-6170
(914) 942-3880
                                             196 Rt. 59
375 Rt. 303 at Kings Highway                 Suffern, NY 10901
Orangeburg, NY 10962                         (914) 369-8360
(914) 398-4810
                                             1633 Rt. 202
                                             Pomona, NY 10970
148 Rt. 9W                                   (914) 364-5690
Stony Point, NY 10980
(914) 942-3890                               Orange County:

179 South Main Street                        125 Dolson Avenue
New City, NY 10956                           (In the ShopRite Supermarket)
(914) 639-7750                               Middletown, NY 10940
                                             (914)-342-5777
72 West Eckerson Rd.
Spring Valley, NY 10977                      153 Rt. 94
(914) 426-7230                               (In the ShopRite Supermarket)
                                             Warwick, NY 10990
                                             (914) 986-9540

ITEM 3.Legal Proceedings

                  The Bank is a defendant in a lawsuit, Patrick Gawrysiak a/k/a Patrick Gray v. Provident Bank, brought by a prospective purchaser of REO property, alleging breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. The Bank retained counsel and vigorously contested the claim. On September 24, 1999, the Bank's motion for summary judgment was granted dismissing the lawsuit for lack of personal jurisdiction over the Bank. Plaintiff has filed an appeal, which has been fully briefed and is pending before the Appellate Division. Management continues to believe the underlying claim is baseless and is vigorously contesting the plaintiff's appeal.

                  The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of stockholders during the quarter ended September 30, 2000.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Stockholder Matters

                  The  "Common  Stock and  Related   Matters"  section  of  the
Company"s Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Selected Financial Data

                  The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The   "Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations" section of the Company"s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

                  The information required by this item is set forth under the caption "Management of Market Risk" which is part of the "Management's
Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

                  The financial statements contained in the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III


ITEM 10.          Directors and Executive Officers of the Company

                  The  "Proposal  1 "Election  of  Directors"   section  of  the
Company's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.          Executive Compensation

                  The "Proposal I"Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management

                  The "Proposal I "Election of Directors" section of the Proxy Statement is incorporated herein by reference.


ITEM 13.          Certain Relationships and Related Transactions

                  The "Transactions with Certain Related Persons" section of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1)  Financial Statements

          The financial statements filed as a part of this Form 10-K are as follows:

                (A)      Independent Auditors" Report

                (B)      Consolidated Statements of Financial Condition

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

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                 10.4 Deferred Compensation Agreement (incorporated herein by reference to the S-1)

                 10.5 Supplemental Executive Retirement Plan, as amended (incorporated herein by reference to the S-1)

                 10.6 Management Incentive Program (incorporated herein by reference to the S-1)

                 10.7     1996   Long-Term   Incentive  Plan  for  Officers  and
                          Directors,   as   amended   (incorporated   herein  by
                          reference to the S-1)

                 10.8 Provident Bank Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the SEC on January 18, 2000.)

                 10.9 Provident Bank Recognition Retention Plan (incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the SEC on January 18, 2000.)

                 13       Annual Report to Stockholders

                 21 Subsidiaries of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, file no. 0-25233.)

                 23.1     Consent of KPMG LLP

                 27       EDGAR Financial Data Schedule

                                   Signatures

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Provident Bancorp, Inc.


Date: December 26, 2000                   By:  \s\ George Strayton
                                         ---------------------------------------
                                         George Strayton
                                         President, Chief Executive Officer and
                                         Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      \s\ George Strayton                                  By:          \s\ Katherine Dering
         -------------------------------------------                      -------------------------------------
             George Strayton                                              Katherine Dering
             President, Chief Executive Officer and                       Chief Financial Officer and Senior
             Director                                                     Vice President

Date: December 26, 2000                                       Date: December 26, 2000

By:        \s\ William F. Helmer                              By:          \s\ Dennis L. Coyle
         -------------------------------------------                      ------------------------------------
         William F. Helmer                                                Dennis L. Coyle, Vice Chairman
         Chairman of the Board

Date: December 26, 2000                                       Date: December 26, 2000

By:        \s\ Judith Hershaft                                By:          \s\ Thomas F. Jauntig, Jr.
         -------------------------------------------                      ------------------------------------
         Judith Hershaft, Director                                        Thomas F. Jauntig, Jr., Director

Date: December 26, 2000                                       Date: December 26, 2000

By:        \s\ Donald T. McNelis                              By:           \s\ Richard A. Nozell
         -------------------------------------------                      ------------------------------------
         Donald T. McNelis, Director                                      Richard A. Nozell, Director

Date: December 26, 2000                                       Date: December 26, 2000

By:        \s\ William R. Sichol, Jr.                         By:           \s\ Burt Steinberg
         -------------------------------------------                      ------------------------------------
         William R. Sichol, Jr., Director                                  Burt Steinberg, Director

Date: December 26, 2000                                                         Date: December 26, 2000

By:        \s\ Wilbur C. Ward                                 By:           \s\ F. Gary Zeh
         -------------------------------------------                      ------------------------------------
         Wilbur C. Ward, Director                                          F. Gary Zeh, Director

Date: December 26, 2000                                       Date: December 26, 2000
