Form 10-Q
period 2000-12-31
PROVIDENT BANCORP INC/NY/
filed 2001-02-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

                                       OR

[_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                                  ------------

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                          06-1537499
-------------------------------                            ----------
(State or Other Jurisdiction of                       (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                     10901
-------------------------------------------                   -----
(Address of Principal Executive Office)                    ( Zip Code)

                                 (845) 369-8040
                                 --------------
               (Registrant's Telephone Number including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1)  Yes  X      No
                    -----      -------
           (2)  Yes   X     No
                    -----      -------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes of Common Stock                  Shares Outstanding
         -----------------------                  ------------------
        Par value $0.10 per share                  8,077,800 as of
                                                  December 31, 2000

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition at
            December 31, 2000 and September 30, 2000

          Consolidated Statements of Income for the Three Months Ended December 31, 2000 and 1999

          Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended December 31, 2000

          Consolidated Statements of Cash Flows for the Three Months
            Ended December 31, 2000 and 1999

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bancorp, Inc. and subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                               December 31,               September 30,
Assets                                                                             2000                       2000
------                                                                             ----                       ----
Cash and due from banks                                                    $          14,828          $          12,785
Securities:
   Available for sale, at fair value (amortized cost of $165,472
   at December 31, 2000 and $163,057 at September 30, 2000)                          167,614                    162,157
   Held to maturity, at amortized cost (fair value of $56,604 at
   December 31, 2000 and $48,374 at September 30, 2000)                               55,983                     48,586
                                                                           ----------------------     ----------------------
           Total  securities                                                         223,597                    210,743
                                                                           ----------------------     ----------------------

Loans:
   One- to four-family residential mortgage loans                                    346,096                    343,871
   Commercial real estate, commercial business and
             construction loans                                                      180,021                    182,070
   Consumer loans                                                                     73,310                     71,534
   Allowance for loan losses  (Note 2)                                                (7,980)                    (7,653)
                                                                           ----------------------     ----------------------
           Total loans, net                                                          591,447                    589,822
                                                                           ----------------------     ----------------------
Accrued interest receivable, net                                                       5,302                      5,495
Federal Home Loan Bank stock, at cost                                                  7,023                      7,023
Premises and equipment, net                                                            9,152                      8,952
Deferred income taxes                                                                  5,102                      6,033
Other assets                                                                           3,238                      3,933
                                                                           ----------------------     ----------------------
           Total assets                                                    $         859,689          $         844,786
                                                                           ======================     ======================

Provident Bancorp, Inc. and subsidiary

(Unaudited)
(Dollars in thousands, except per share data)

                                                                                   December 31,              September 30,
                                                                                      2000                       2000
                                                                                      ----                       ----

Liabilities and Stockholders' Equity
-----------------------------------

  Liabilities:
    Deposits:
        Retail demand and NOW deposits                                              $   98,776                 $   92,945
        Commercial demand deposits                                                      27,784                     28,324
         Savings and money market deposits                                             242,505                    238,319
        Certificates of deposit                                                        254,218                    249,388
                                                                             ----------------------     ----------------------
           Total deposits                                                              623,283                    608,976

    Borrowings                                                                         121,939                    127,571
    Mortgage escrow funds                                                               11,081                      5,971
    Other                                                                                8,672                     11,282
                                                                             ----------------------     ----------------------
           Total liabilities                                                           764,975                    753,800
                                                                             ----------------------     ----------------------

Stockholders' equity:

Preferred stock (par value $0.10 per share; 10,000,000 shares
   authorized; none issued or outstanding)                                                 --                         --
Common stock (par value $0.10 per share; 10,000,000 shares
   authorized; 8,280,000 shares issued)                                                    828                        828
Additional paid-in capital                                                              36,385                     36,356
Unallocated common stock held by employee stock ownership
    plan ("ESOP")                                                                       (2,632)                    (2,726)
Common stock awards under recognition and retention plan
    ("RRP")                                                                             (2,161)                    (2,306)
Treasury stock, at cost  (202,200 shares)                                               (3,203)                    (3,203)
Retained earnings                                                                       64,308                     62,577
Accumulated other comprehensive income (loss), net of taxes (Note 4)                     1,189                       (540)
                                                                             ----------------------     ----------------------
           Total stockholders' equity                                                   94,714                     90,986
                                                                             ----------------------     ----------------------
           Total liabilities and stockholders' equity                               $  859,689                 $  844,786
                                                                             ======================     ======================

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                        For the Three Months Ended
                                                                              December 31,
                                                                              ------------
                                                                            2000        1999
                                                                            ----        ----
Interest and dividend income:
Loans                                                                      $11,949     $11,016
Securities                                                                   3,278       3,145
Other earning assets                                                           142         137
                                                                         ---------  ----------
Total interest and dividend income                                          15,369      14,298
                                                                         ---------  ----------
Interest expense:
  Deposits                                                                   5,163       4,444
  Borrowings                                                                 1,898       1,750
                                                                         ---------  ----------
Total interest expense                                                       7,061       6,194
                                                                         ---------  ----------

Net interest income                                                          8,308       8,104
Provision for loan losses (Note 2)                                             360         450
                                                                         ---------  ----------
Net interest income after provision for loan losses                          7,948       7,654
                                                                         ---------  ----------

Non-interest income:
Banking fees and service charges                                               839         666
Loan servicing fees                                                             55          72
Other                                                                          157         109
                                                                         ---------  ----------
Total non-interest income                                                    1,051         847
                                                                         ---------  ----------


Non-interest expense:
Compensation and employee benefits                                           3,118       3,010
Occupancy and office operations                                                994         946
Advertising and promotion                                                      375         239
Data processing                                                                363         399
Amortization of branch purchase premiums                                       147         430
Other                                                                        1,128       1,364
                                                                         ---------  ----------
Total non-interest expense                                                   6,125       6,388
                                                                         ---------  ----------

Income before income tax expense                                             2,874       2,113
Income tax expense                                                             999         715
                                                                         ---------  ----------
Net income                                                                 $ 1,875     $ 1,398
                                                                         =========  ==========

Basic and diluted earnings per common share (Note 5)                       $  0.24     $  0.17
                                                                         =========  ==========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                                 Common
                                                                  Additional     Unallocated     Stock
                                                      Common       Paid-In          ESOP         Awards       Treasury
                                                      Stock        Capital         Shares       Under RRP       Stock
                                                      -----        -------         ------       ---------       -----
Balance at September 30, 2000                         $828         $36,356        $(2,726)       $(2,306)      $(3,203)
Net income for the three-month period
Cash dividends paid ($0.04 per  share)
ESOP shares allocated or committed to be
   released for allocation (7,578 shares)                               29             94
Vesting of RRP shares                                                                                145
Change in net unrealized gain (loss) on
   securities available for sale, net of taxes
   of   $(1,217)
Unrealized loss on cash flow hedges, net of
   taxes of $64 (Note 3)
                                                     ------      ----------     -----------    -----------    ----------
Balance at December 31, 2000                          $828         $36,385        $(2,632)       $(2,161)      $(3,203)
                                                     ======      ==========     ===========    ===========    ==========

                                                                           Accumulated
                                                                              Other
                                                            Retained       Comprehensive      Total Stockholders'
                                                            Earnings       Income (Loss)            Equity
                                                            --------       -------------            ------
Balance at September 30, 2000                                $62,577          $ (540)               $90,986
Net income for the three-month period                          1,875                                  1,875
Cash dividends paid ($0.04 per  share)                          (144)                                  (144)
ESOP shares allocated or committed to be
   released for allocation (7,578 shares)                                                               123
Vesting of RRP shares                                                                                   145
Change in net unrealized gain (loss) on
   securities available for sale, net of taxes
   of   $(1,217)                                                               1,825                  1,825
Unrealized loss on cash flow hedges, net of
   taxes of $64 (Note 3)                                                         (96)                   (96)
                                                           -----------     -------------          -----------
Balance at December 31, 2000                                 $64,308          $1,189                $94,714
                                                           ===========     =============          ===========


See accompanying notes to unaudited consolidated financial statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                          For the Three Months
                                                                           Ended December 31,
                                                                           ------------------
                                                                         2000              1999
                                                                         ----              ----
Cash flows from operating activities:
   Net income                                                            $1,875            $1,398
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loan losses                                        360               450
           Depreciation and amortization of premises and
               equipment                                                    422               389
           Amortization of branch purchase premiums                         147               430
           Net amortization of premiums and discounts on
               securities                                                   ---                53
           ESOP and RRP expense                                             268               115
           Originations of loans held for sale                              ---              (361)
           Proceeds from sales of loans held for sale                       ---               824
           Deferred income tax benefit                                     (222)             (447)
           Net changes in accrued interest receivable and
               payable                                                     (130)            1,676
           Other adjustments, net                                        (1,952)              989
                                                                      ----------      ------------
                Net cash provided by operating activities                   768             5,516
                                                                      ----------      ------------

Cash flows from investing activities:
Purchases of securities:
   Available for sale                                                   (17,209)          (18,583)
   Held to maturity                                                     (10,212)              ---
Proceeds from maturities, calls and principal
   payments on securities:
   Available for sale                                                     7,388             8,077
   Held to maturity                                                       2,815             3,010
Proceeds from sales of securities available for sale                      7,488             5,008
Loan originations                                                       (29,972)          (31,470)
Loan principal payments                                                  27,958            24,562
Purchase of Federal Home Loan Bank stock                                    ---              (349)
Purchases of premises and equipment                                        (622)           (1,185)
                                                                      ----------      ------------
               Net cash used in investing activities                    (12,366)          (10,930)
                                                                      ----------      ------------

PROVIDENT BANCORP, INC. AND SUBSIDIARY

(Unaudited)
(In thousands)

                                                         For the Three Months
                                                          Ended December 31,
                                                        2000            1999
                                                     ----------    -----------

Cash flows from financing activities:
  Net increase in deposits                             $14,307          $4,852
  Net (decrease) increase in borrowings                (5,632)           7,728
  Net increase in mortgage escrow funds                  5,110           3,128
  Treasury shares purchased                                ---           (891)
  Cash dividends paid                                    (144)           (248)
                                                     ----------    ------------
       Net cash provided by financing activities        13,641          14,569
                                                     ----------    ------------

Net increase in cash and cash equivalents                2,043           9,155

Cash and cash equivalents at beginning of  period       12,785          11,838

                                                     ----------    ------------
Cash and cash equivalents at end of period             $14,828         $20,993
                                                     ==========    ============

Supplemental information:
  Interest paid                                         $7,384          $5,774
  Income taxes paid                                      2,547             412
  Transfers of loans to real estate owned                   91              87
                                                     ==========    ============

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of Provident Bancorp, Inc. and Provident Bank (collectively, the "Company"). Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the period ended December 31, 2000 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2001.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed in Note 2.

     The unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements for the fiscal year ended September 30, 2000.

2.   Allowance for Loan Losses and Non-Performing Assets

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

     Activity in the allowance for loan losses is summarized as follows for the quarters ended December 31:

                                             2000                1999
                                             ----                ----
                                                    (In thousands)

      Balance at beginning of period            $ 7,653            $ 6,202
      Provision for losses                          360                450
      Charge-offs                                  (40)               (67)
      Recoveries                                      7                  7
                                         ---------------     --------------
      Balance at end of period                  $ 7,980            $ 6,592
                                         ===============     ==============

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                 December 31,    September 30,
                                                                    2000             2000
                                                                    ----             ----
                                                                    (Dollars in thousands)
Non-accrual loans:
           One-to-four family residential mortgage loans            $ 2,424          $ 2,496
           Commercial real estate, commercial business
               and construction loans                                   697            1,176
           Consumer loans                                               661              359
                                                                 -----------      -----------
           Total non-performing loans                                 3,782            4,031

Real estate owned:
            One- to four-family residential                              91              154
                                                                 -----------      -----------
             Total non-performing assets                            $ 3,873          $ 4,185
                                                                 ===========      ===========

Ratios:
         Non-performing loans to total loans                          0.64%            0.67%
         Non-performing assets to total assets                         0.45             0.50
         Allowance for loan losses to total non-performing           211.00           189.85
             loans
         Allowance for loan losses to total loans, net                1.35%            1.30%
                                                                 ===========      ===========

3.   Derivative Instruments and Hedging Activities

     The Company's derivative instruments are limited to two interest rate cap agreements with total notional amounts of $50.0 million at both December 31, 2000 and September 30, 2000. The contractual terms of the agreements end in March 2003 and April 2003. These agreements were entered into to reduce the Company's interest rate risk from repricings on a portion of its certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels are 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30.0 million and $20.0 million, respectively.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective October 1, 2000. SFAS No. 133 requires that derivative instruments be reported as either assets or liabilities, at fair value, in the statement of financial condition. Changes in the fair value of derivative instruments used for hedging purposes are reported either in current earnings or in stockholders' equity (accumulated other comprehensive income), depending on whether the derivatives are used in a cash flow hedge, a fair value hedge, or a foreign currency hedge, and whether the hedge criteria specified in SFAS No. 133 are met. These criteria include a requirement that derivatives used for hedging purposes be highly effective in offsetting changes in the fair values or cash flows of the hedged items. If a derivative ceases to be highly effective, hedge accounting is discontinued prospectively.

     The Company's interest rate cap agreements are accounted for as cash flow hedges under SFAS No. 133 since they are used to hedge the variability of cash flows (interest payments) associated with interest rate repricings on a portion of its certificate of deposit accounts and borrowings. Accordingly, the Company's interest rate cap agreements are reported in other assets at their fair value; changes in that fair value attributable to time value are reported in interest expense, while changes attributable to intrinsic value are reported in accumulated other comprehensive income.

     Other assets at December 31, 2000 include the Company's interest rate cap agreements at a fair value of $71,000. Interest expense for the three months ended December 31, 2000 includes $28,000 for the change in the agreements' time value during that period. Accumulated other comprehensive income at December 31, 2000 includes an after-tax unrealized loss of $96,000 from adjusting the interest rate cap agreements to fair value; this amount includes the after-tax transition adjustment of $41,000 recorded upon adoption of SFAS No. 133 as of October 1, 2000.

4.   Comprehensive Income

     Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale and on certain derivatives.

     The Company's total comprehensive income was $3.6 million and $433,000 for the three months ended December 31, 2000 and 1999, respectively. Accumulated other comprehensive income or loss in the consolidated statements of financial condition represents the after-tax net unrealized gain (loss) on securities available for sale of $1.3 million and ($540,000) as of December 31, 2000 and September 30, 2000, respectively, and the after-tax loss on cash flow hedges of ($96,000) as of December 31, 2000.

5.   Earnings Per Common Share

           Weighted average common shares used in calculating basic earnings per share for the three months ended December 31, 2000 and 1999 were 7,662,394 and 8,024,511, respectively. Diluted earnings per share was computed based on 7,673,191 shares for the three months ended December 31, 2000 (including 10,797 common-equivalent shares) and 8,024,511 shares for the three months ended December 31, 1999. The common-equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period. The shares for both basic and diluted earnings per share include all shares issued to the mutual holding company, but exclude unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, and the effect of new accounting pronouncements and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at December 31, 2000 and September 30, 2000

     Total assets increased to $859.7 million at December 31, 2000 from $844.8 million at September 30, 2000, an increase of $14.9 million, or 1.8%. Cash levels increased to $14.8 million at December 31, 2000, from $12.8 million at September 30, 2000, an increase of $2.0 million, primarily due to higher correspondent bank balances required to cover seasonal activity over the calendar year end.

     Net loans receivable increased by $1.6 million in the three months ended December 31, 2000 to $591.4 million from $589.8 million at September 30, 2000, led by an increase of $2.2 million in the residential mortgage loan portfolio. The increase in the mortgage loan portfolio was primarily attributable to an increase in fixed rate mortgage loans resulting from the purchase of a $2.6 million fixed rate portfolio. In addition, the consumer loan portfolio increased by $1.8 million, or 2.5%, due primarily to increased usage of equity lines during the holiday season. These increases were partially offset by a decrease of $2.1 million in the commercial loan portfolio (commercial real estate, commerical business and construction loans), including a decrease of $1.9 million, or 1.6%, in commercial real estate loans. The allowance for loan losses increased by $327,000 to $8.0 million at December 31, 2000 from $7.7 million at September 30, 2000.

     The total securities portfolio increased by $12.9 million, or 6.1%, to $223.6 million at December 31, 2000 from $210.7 million at September 30, 2000. This net increase reflects a $5.5 million increase in securities available for sale and a $7.4 million increase in securities held to maturity.

     Total deposits increased by $14.3 million, or 2.4%, to $623.3 million at December 31, 2000 from $609.0 million at September 30, 2000, primarily due to an increase in transaction accounts (demand and NOW) and in money market account balances. Transaction accounts increased by $5.3 million, or 4.4%, to $126.6 million at December 31, 2000. Total money market and savings account balances increased by $4.2 million, or 1.8%, to $242.5 million at December 31, 2000 from $238.3 million at September 30, 2000. During the same time period, total certificates of deposit increased $4.8 million, or 1.9%, to $254.2 million at December 31, 2000 from $249.4 million at September 30, 2000. As a result of the deposit increase, the Company was able to reduce borrowings from the Federal Home Loan Bank of New York (the "FHLB") by $5.7 million during the three month period to $121.9 million at December 31, 2000, from $127.6 million at September 30, 2000.

     Stockholders' equity increased by $3.7 million to $94.7 million at December 31, 2000, compared to $91.0 million at September 30, 2000. Rising interest rates throughout fiscal year 2000, which had consistently contributed to net unrealized losses on the available for sale securities portfolio, began to fall during the current three-month period. The market rate volatility had a positive impact for the period ended December 31, 2000, creating a net increase in equity of $1.8 million due to unrealized gains on securities available for sale. In addition, net income contributed a $1.9 million increase for the three-month period, partially offset by cash dividends paid in the amount of $144,000. Stockholders' equity rose by an additional $268,000 as a result of activity in the ESOP and RRP, but was decreased by $96,000 due to the Company's adoption of SFAS No.133.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and December 31, 1999

     Net Income. For the three months ended December 31, 2000, net income was $1.9 million, an increase of $477,000, or 34.1%, from net income of $1.4 million for the three months ended December 31, 1999. Basic and diluted earnings per common share for the current quarter increased to $0.24 per share, compared to $0.17 per share for the same period last year.

     Interest Income. Total interest income grew by $1.1 million, or 7.5%, over the prior period, primarily due to increased loan volume, the acquisition over time of higher yielding securities and the upward adjustment of variable rate loans. Interest income was $15.4 million for the three months ended December 31, 2000 compared to $14.3 million for the three months ended December 31, 1999.

     The increase was primarily due to a $933,000, or 8.5%, increase in income from loans to $11.9 million for the three months ended December 31, 2000, from $11.0 million for the three months ended December 31, 1999. The increased income from loans was attributable to a $19.1 million increase in average loan balances to $587.9 million from $568.8 million, supported by a 38 basis point increase in the average yield to 8.06% from 7.68%. The increase in average loan balances reflects a $13.8 million, or 8.6%, increase in the average balance of the commercial loan portfolio, as well as a $4.3 million, or 6.4%, increase in the average consumer loan portfolio.

     The higher total interest income also reflected a $138,000, or 4.2%, increase in income from securities and other earning assets, to $3.4 million for the three months ended December 31, 2000, from $3.3 million for the three months ended December 31, 1999. The increase in income was attributable to a $3.6 million increase in the average balance of securities and other earning assets to $216.4 million in 2000 from $212.8 million in 1999, as well as a 15 basis point increase in the average yield to 6.27% from 6.12%.

     Interest Expense. Total interest expense increased by $867,000, to $7.1 million for the three months ended December 31, 2000, from $6.2 million for the three months ended December 31, 1999, an increase of 14.0%. This increase was primarily due to higher balances in interest-bearing deposits and higher rates paid on certificates of deposit and wholesale borrowings. The average rate paid on total interest-bearing liabilities in the current three-month period was 4.17%, compared to 3.71% for the same period last year. Average total interest-bearing liabilities also increased to $671.3 million for the period ended December 31, 2000, compared to an average of $661.7 million for the prior period, an increase of $9.6 million, or 1.4%.

     Interest expense on deposits increased by $719,000, or 16.2%, to $5.2 million for the three-month period ended December 31, 2000. The increase is attributable to both volume and rate increases. Average certificates of deposit increased $11.7 million, or 4.9%, for the current quarter versus the same quarter last year, and the average rate paid was 88 basis points higher, averaging 5.77% for the current period compared to 4.89% for the same period last year. A $2.5 million, or

1.0%, decline in average savings and money market balances in the current period reduced the impact of a 5 basis point increase in the average rate compared to the same period last year. Conversely, an increase of $5.3 million, or 10.8%, in NOW account volumes offset a decline of 4 basis points in the average rate for the three-month period ended December 31, 2000. Overall, the rate paid on interest-bearing deposits increased 43 basis points, to 3.70% for the quarter ended December 31, 2000, compared to 3.27% for the same period last year.

     In addition to the increased deposit interest expense, the Company paid more for a lower level of borrowings as the cost to borrow funds from the FHLB increased. The average rate paid on total borrowings for the three-month period ended December 31, 2000 increased 73 basis points to 6.36% from 5.63% for the same period last year. The higher rates resulted in a $148,000 increase in interest on borrowings, despite a decline in the average amount borrowed of $4.9 million, or 4.0%.

     Net Interest Income. For the three months ended December 31, 2000 and 1999, net interest income was $8.3 million and $8.1 million, respectively. The $204,000 increase in net interest income was primarily attributable to a $13.2 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by a 13 basis point decrease in the net interest rate spread to 3.41% from 3.54%. The Company's net interest margin was 4.10% for the three months ended December 31, 2000 and 4.11% for the three months ended December 31, 1999.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $360,000 and $450,000 in loan loss provisions during the three months ended December 31, 2000 and 1999, respectively, reflecting continued loan portfolio growth.

     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes gains and losses from the sale of loans and securities. Total non-interest income increased by $204,000, or 24.1%, to $1.1 million for the three months ended December 31, 2000 from $847,000 for the three months ended December 31, 1999. The increase includes a $173,000 increase in fees collected on the higher volume of deposit accounts and a $74,000 increase in gains on sales of available-for-sale securities. These increases were partially offset by a decrease in the gain on sale of loans, as well as decreases in certain loan fees totaling $29,000.

     Non-Interest Expenses. Non-interest expenses declined by $263,000, to $6.1 million for the three months ended December 31, 2000 from $6.4 million for the three months ended December 31, 1999. Compensation expenses increased $108,000, or 3.6%, primarily due to the establishment of the Recognition and Retention Plan in the quarter ended March 31, 2000. Occupancy expenses showed a moderate increase of $48,000, or 5.1%, due to increased equipment depreciation, real estate taxes and utilities costs. During the three months ended December 31, 2000, marketing efforts related to the Company's implementation of check imaging, as well as the first phase of a market perception study, resulted in an increase of $136,000, or 56.9%, in advertising and promotion costs. Offsetting these increases were decreases for the current three-month period in data processing, amortization of branch purchase premiums, and other expenses. Data processing decreased by $36,000, or 9.0%, due to more efficient usage of the system that the Company began using during fiscal 1999. During the current quarter, the premium associated with a branch purchase in 1996 became fully amortized, resulting in a decrease of $283,000, or 65.8%, in the amortization of branch purchase premiums. Other non-interest expenses decreased by $236,000, or 17.3%, due in part to reductions of $45,000 in miscellaneous operating losses and $86,000 in consulting fees.

     Income Taxes. Income tax expense increased to $999,000 for the three months ended December 31, 2000 from $715,000 for the same period in 1999, primarily due to the higher level of pre-tax income in the current period. The effective tax rates were 34.8% and 33.8%, respectively.

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

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, borrowings and proceeds from maturities of securities and short-term investments and the sale of fixed-rate loans in the secondary mortgage market. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources however, such as deposit inflows, mortgage prepayments and mortgage loan sales, are greatly influenced by market interest rates, economic conditions and competition.

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2000 and 1999, the Company's loan originations totaled $30.0 million and $31.5 million, respectively; and purchases of securities totaled $27.4 million and $18.6 million, respectively. In 2000, these investing activities were funded primarily by proceeds from sales and maturities of securities, deposit growth and principal repayments on loans and securities. During the quarter ended December 31, 1999, customary funding was supplemented by an increase in borrowings. Loan origination commitments totaled $15.5 million at December 31, 2000. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the three months ended December 31, 2000 was $14.3 million, compared to $4.9 million for the three months ended December 31, 1999.

     The Company monitors its liquidity position on a daily basis, and any excess short-term liquidity is usually invested in overnight federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB borrowings, which amounted to $121.9 million at December 31, 2000.

     At December 31, 2000, Provident Bank (the "Bank") exceeded all of its regulatory capital requirements with a leverage capital level of $82.3 million, or 9.7 % of adjusted assets (which is above the required level of $34.0 million, or 4.0%) and a total risk-based capital level of $88.7 million, or 17.4% of risk-weighted assets (which is above the required level of $40.7 million, or 8.0%). In order to be classified as well capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2000, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained by the Company.

     The following table sets forth the Bank's regulatory capital position at December 31, 2000 and September 30, 2000, compared to OTS requirements.

                                                               OTS Requirements
                                                ---------------------------------------------
                                                   Minimum Capital         For Classification
                              Bank Actual             Adequacy            as Well Capitalized
                         --------------------   ---------------------    --------------------
                           Amount      Ratio     Amount        Ratio       Amount      Ratio
                         ---------    -------   --------      -------    ---------    -------
                                                (Dollars in thousands)

December 31, 2000
-----------------
Tangible capital         $ 82,289       9.7%    $12,740         1.5%     $    -           - %
Tier 1 (core) capital      82,289       9.7      33,975         4.0        42,468        5.0
Risk-based capital:
     Tier 1                82,289      16.2         -            -         30,539        6.0
     Total                 88,671      17.4      40,720         8.0        50,900       10.0

September 30, 2000
------------------
Tangible capital          $80,097       9.6%    $12,526         1.5%     $    -           - %
Tier 1 (core) capital      80,097       9.6      33,402         4.0        41,752        5.0
Risk-based capital:
     Tier 1                80,097      15.6         -            -         30,738        6.0
     Total                 86,497      16.9      40,985         8.0        51,231       10.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Bank is a defendant in a lawsuit,  Patrick Gawrysiak a/k/a Patrick Gray
v. Provident Bank, brought by a prospective purchaser of foreclosed property, alleging breach of contract, negligence, consumer fraud and civil conspiracy. The plaintiff brought the lawsuit in the Superior Court of New Jersey, Bergen County Law Division, and is seeking compensatory damages of $500,000, exemplary damages of $1.0 million, "nominal" damages of $1.0 million and punitive damages of $1.0 million. The Bank retained counsel and vigorously contested the claim. On September 24, 1999, the Bank's motion for summary judgment was granted dismissing the lawsuit for lack of personal jurisdiction over the Bank. Plaintiff has filed an appeal, which has been fully briefed and is pending before the Appellate Division. Management continues to believe the underlying claim is baseless and is vigorously contesting the plaintiff's appeal.

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

                         Provident Bancorp, Inc.
                         -----------------------
                         (Registrant)

                         By:  \s\ Katherine A. Dering
                              ---------------------------
                              Katherine A. Dering
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer and duly authorized representative)

                         Date: