Form 10-Q
period 2001-03-31
PROVIDENT BANCORP INC/NY/
filed 2001-05-15
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Federal                                    06-1537499
--------------------------------------               ---------------------
    (State or Other Jurisdiction of                  (IRS Employer ID No.)
     Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                           10901
-------------------------------------------                      ------------
(Address of Principal Executive Office)                          ( Zip Code)


                                 (845) 369-8040
                      ------------------------------------
               (Registrant's Telephone Number including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes [ X ]     No  [    ]

               (2)  Yes [ X ]     No  [    ]


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes of Common Stock             Shares Outstanding
               -----------------------             ------------------
                  $0.10 per share                   8,058,300 as of
                                                      May 11, 2001

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2001


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition at
            March 31, 2001 and September 30, 2000                          3-4

            Consolidated Statements of Income for the Three Months and
            Six Months Ended March 31, 2001 and 2000                        5

            Consolidated Statement of Changes in Stockholders' Equity
            for the Six Months Ended March 31, 2001                         6

            Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2001 and 2000                                  7-8

            Notes to Consolidated Financial Statements                     9-12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           13-21

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                               21

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.     Legal Proceedings                                               22

Item 2.     Changes in Securities and Use of Proceeds                       22

Item 3.     Defaults upon Senior Securities                                 22

Item 4.     Submission of Matters to a Vote of Security Holders             22

Item 5.     Other Information                                               22

Item 6.     Exhibits and Reports on Form 8-K                                22

            Signatures                                                      23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

                                                                        March 31, 2001  September 30, 2000
                                                                        --------------  ------------------

Assets

Cash and due from banks                                                     $  16,212          $  12,785
Federal funds sold                                                              1,900                 --
Securities:
        Available for sale, at fair value (amortized cost of
        $146,914 at March 31, 2001 and $163,057 at
        September 30, 2000)                                                   151,004            162,157
        Held to maturity, at amortized cost (fair value of $76,894
        at March 31, 2001 and $48,374 at September 30, 2000)                   76,063             48,586
                                                                            ---------          ---------
               Total  securities                                              227,067            210,743
                                                                            ---------          ---------

Loans:
        One- to four-family residential mortgage loans                        346,712            343,871
        Commercial real estate, commercial business
               and construction loans                                         176,913            182,070
        Consumer loans                                                         74,362             71,534
                                                                            ---------          ---------
               Total loans                                                    597,987            597,475
        Allowance for loan losses (Note 2)                                     (8,452)            (7,653)
                                                                            ---------          ---------
               Total loans, net                                               589,535            589,822
                                                                            ---------          ---------
Accrued interest receivable, net                                                5,587              5,495
Federal Home Loan Bank stock, at cost                                           7,066              7,023
Premises and equipment, net                                                     9,245              8,952
Deferred income taxes                                                           4,469              6,033
Other assets                                                                    3,608              3,933
                                                                            ---------          ---------
               Total assets                                                 $ 864,689          $ 844,786
                                                                            =========          =========

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

                                                                    March 31,2001     September 30, 2000
                                                                    -------------     ------------------
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
        Deposits:
               Retail demand and NOW deposits                         $ 100,192             $  92,945
               Commercial demand deposits                                29,156                28,324
               Savings and money market deposits                        253,407               238,319
               Certificates of deposit                                  258,432               249,388
                                                                      ---------             ---------
               Total deposits                                           641,187               608,976
        Borrowings                                                      109,302
                                                                                              127,571
        Mortgage escrow funds                                             8,852                 5,971
        Other                                                             8,229                11,282
                                                                      ---------             ---------
               Total liabilities                                        767,570               753,800
                                                                      ---------             ---------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                    --                    --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued)                                      828                   828
Additional paid-in capital                                               36,420                36,356
Unallocated common stock held by the employee stock ownership
    plan ("ESOP")                                                        (2,538)
                                                                                               (2,726)
Stock awards under recognition and retention plan ("RRP")                (2,020)               (2,306)
Treasury stock, at cost  (221,700 shares at March 31, 2001 and
    202,200 shares at September 30, 2000)                                (3,538)               (3,203)
Retained earnings                                                        65,690
                                                                                               62,577
Accumulated other comprehensive income (loss),
    net of taxes (Note 4)                                                 2,277                  (540)
                                                                      ---------             ---------
               Total stockholders' equity                                97,119                90,986
                                                                      ---------             ---------
               Total liabilities and stockholders' equity             $ 864,689             $ 844,786
                                                                      =========             =========


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                            For the Three Months      For the Six Months
                                                               Ended March 31,          Ended March 31,
                                                              ---------------           --------------
                                                             2001         2000         2001         2000
                                                             ----         ----         ----         ----
Interest and dividend income:
       Loans                                                $11,627      $11,032      $23,576      $22,048

        Securities                                            3,572        3,367        6,851        6,511
       Other earning assets                                     162          123          303          261
                                                            -------      -------      -------      -------
Total interest and dividend income                           15,361       14,522       30,730       28,820
                                                            -------      -------      -------      -------

Interest expense:
        Deposits                                              5,114        4,453       10,276        8,897
        Borrowings                                            1,807        1,870        3,706        3,620
                                                            -------      -------      -------      -------
Total interest expense                                        6,921        6,323       13,982       12,517
                                                            -------      -------      -------      -------

Net interest income                                           8,440        8,199       16,748       16,303
Provision for loan losses (Note 2)                              360          450          720          900
                                                            -------      -------      -------      -------
Net interest income after provision for loan losses           8,080        7,749       16,028       15,403
                                                            -------      -------      -------      -------

Non-interest income:
        Banking service fees                                    761          642        1,601        1,309
        Loan servicing fees                                      55           62          110          134
        Gain on sales of securities available for sale           67           --          149            8
        Other income                                            140           90          214          190
                                                            -------      -------      -------      -------
Total non-interest income                                     1,023          794        2,074        1,641
                                                            -------      -------      -------      -------

Non-interest expense:
        Compensation and employee benefits                    3,566        3,458        6,684        6,468
        Occupancy and office operations                       1,042          916        2,036        1,862
        Advertising and promotion                               375          270          750          509
        Data processing                                         387          374          750          774
        Amortization of branch purchase premiums                147          430          294          860
        Other                                                 1,222        1,175        2,350
                                                            -------      -------      -------      -------
                                                                                                     2,537
Total non-interest expense                                    6,739        6,623       12,864       13,010
                                                            -------      -------      -------      -------

Income before income tax expense                              2,364        1,920        5,238        4,034
Income tax expense                                              799          691        1,798        1,407
                                                            -------      -------      -------      -------
Net income                                                  $ 1,565      $ 1,229      $ 3,440      $ 2,627
                                                            =======      =======      =======      =======

Basic and diluted earnings per common share (Note 5)        $  0.20      $  0.16      $  0.45      $  0.33
                                                            =======      =======      =======      =======


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2001 (Unaudited)
(Dollars in thousands, except per share data)

                                                                                   Common                           Accumulated
                                                          Additional Unallocated   Stock                               Other
                                                 Common     Paid-In     ESOP      Awards     Treasury   Retained   Comprehensive
                                                 Stock      Capital    Shares    Under RRP    Stock     Earnings   Income (Loss)
                                                 -----      -------    ------    ---------    -----     --------   -------------
Balance at September 30, 2000                  $    828    $ 36,356  $ (2,726)  $ (2,306)   $ (3,203)    $ 62,577   $   (540)
Net income for six-month period
                                                                                                            3,440
Cash dividends paid ($0.09 per share)
                                                                                                             (327)
Treasury stock purchases
    (19,500 shares)                                                                             (335)

ESOP shares allocated or committed
    to be released for allocation
    (15,156 shares)                                              64       188

Vesting of RRP shares                                                                286
Change in net unrealized gain (loss)
        on securities available for sale,
        net of taxes of                        $ (1,878)                                                               2,994
Net unrealized loss on securities
        transferred from available for sale to
        held to maturity, net of taxes of $58
                                                                                                                         (88)
Unrealized loss on cash flow hedges,

        net of taxes of $59


Balance at March 31, 2001                      $    828    $ 36,420  $ (2,538)  $ (2,020)   $ (3,538)    $ 65,690   $  2,227
                                               ========    ========  ========   ========    ========     ========   ========



                                                   Total
                                                Stockholders'
                                                  Equity
                                                 --------
Balance at September 30, 2000                   $ 90,986
Net income for six-month period
                                                   3,440
Cash dividends paid ($0.09 per share)
                                                    (327)
Treasury stock purchases
    (19,500 shares)
                                                    (335)
ESOP shares allocated or committed
    to be released for allocation
    (15,156 shares)
                                                     252
Vesting of RRP shares                                286
Change in net unrealized gain (loss)
        on securities available for sale,
        net of taxes of                            2,994
Net unrealized loss on securities
        transferred from available for sale to
        held to maturity, net of taxes of $58
                                                     (88)
Unrealized loss on cash flow hedges,

        net of taxes of $59                          (89)

                                                     (89)
Balance at March 31, 2001                       $ 97,119
                                                ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                 For the Six Months
                                                                                   Ended March 31,
                                                                                   ---------------
                                                                              2001                 2000
                                                                              ----                 ----
Cash flows from operating activities:
Net income                                                                 $  3,440             $  2,627
Adjustments to reconcile net income to net cash
provided by operating activities:
               Provision for loan losses                                        720                  900
               Depreciation and amortization of premises
                  and equipment                                                 862                  782
               Amortization of branch purchase premiums                         294                  860
               Gain on sale of securities available for sale                   (149)                  (8)
               Net amortization of premiums and discounts
                  on securities                                                   6                   67
               ESOP and RRP expense                                             538                  338
               Originations of loans held for sale                               --                 (361)
               Proceeds from sales of loans held for sale                        --                  836
Deferred income tax benefit                                                    (197)                (653)
               Net changes in accrued interest receivable
                  and payable                                                  (738)               1,606
               Net changes in other assets and liabilities                   (2,649)                 840
                                                                           --------             --------
                      Net cash provided by operating activities               2,127                7,834
                                                                           --------             --------

Cash flows from investing activities:
Purchases of securities:
               Available for sale                                           (21,203)             (35,746)
               Held to maturity                                             (25,150)              (4,710)
Proceeds from maturities, calls and principal payments on securities:
                  Available for sale                                         15,643               10,462
                  Held to maturity                                            9,543                5,395
Proceeds from sales of securities available for sale                          9,828                5,017
Loan originations                                                           (59,296)             (58,733)
Loan principal payments                                                      58,718               50,221
Purchases of Federal Home Loan Bank stock                                       (43)                (847)
Proceeds from sales of real estate owned                                        154                  268
Purchases of premises and equipment                                          (1,155)              (1,687)
                                                                           --------             --------
                      Net cash used in investing activities                 (12,961)             (30,360)
                                                                           --------             --------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                              Ended March 31,         For the Six Months
                                                              ---------------         -----------------
                                                                   2001                     2000
                                                                   ----                     ----
Cash flows from financing activities:
        Net increase in deposits                                $ 32,211                  $ 18,801
        Net (decrease) increase in borrowings                    (18,269)                   11,693
        Net increase (decrease) in mortgage escrow funds           2,881                      (667)
        Treasury shares purchased                                   (335)                   (1,922)
        Shares purchased for RRP awards                               --                    (1,060)
        Cash dividends paid                                         (327)                     (577)
                                                                --------                  --------
               Net cash provided by financing activities          16,161                    26,268
                                                                --------                  --------

Net increase in cash and cash equivalents                          5,327                     3,742

Cash and cash equivalents at beginning of period                  12,785                    11,838

Cash and cash equivalents at end of period                      $ 18,112                  $ 15,580
                                                                ========                  ========

Supplemental information:
        Interest payments                                       $ 14,628                  $ 11,538
        Income tax payments                                        2,876                       774
        Transfer of securities from available for sale
             to held to maturity                                  12,013                        --
        Transfer of loans to real estate owned                       147                        87
                                                                ========                  ========


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

               The consolidated financial statements include the accounts of Provident Bancorp, Inc. and Provident Bank (collectively, the "Company"). Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2001.

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

               Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                      Three Months                   Six Months
                                                     Ended March 31,                Ended March 31,
                                                    ---------------                ---------------
                                                  2001           2000             2001           2000
                                                  ----           ----             ----           ----
                                                                     (In thousands)

          Balance at beginning of period        $ 7,980         $ 6,592         $ 7,653         $ 6,202
          Provision for loan losses                 360             450             720             900
          Charge-offs                               (34)           (106)            (74)           (173)
          Recoveries                                146              18             153              25
                                                -------         -------         -------         -------
          Balance at end of period              $ 6,954         $ 8,452         $ 8,452         $ 6,954
                                                =======         =======         =======         =======


               The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                   March 31,         September 30,
                                                                     2001                2000
                                                                     ----                ----
                                                                      (Dollars in thousands)
Non-accrual loans:
        One- to four- family residential mortgage loans              $2,783             $2,496
        Commercial real estate, commercial business
           and construction loans                                       496              1,176
        Consumer loans                                                  441                359
                                                                     ------             ------
           Total non-performing loans                                 3,720              4,031

Real estate owned:
        One- to four-family residential                                 119                154
                                                                     ------             ------
Total non-performing assets                                          $3,839             $4,185
                                                                     ======             ======

Ratios:
        Non-performing loans to total loans                            0.63%              0.67%
        Non-performing assets to total assets                          0.44               0.50
        Allowance for loan losses to total
           non-performing loans                                      227.20             189.85
        Allowance for loan losses to total loans, net                  1.43%              1.30%
                                                                     ======             ======

3. Derivative Instruments and Hedging Activities

               The Company's derivative instruments are limited to two interest rate cap agreements with total notional amounts of $50.0 million at both March 31, 2001 and September 30, 2000. The contractual terms of the agreements end in March 2003 and April 2003. These agreements were entered into to reduce the Company's interest rate risk from repricings on a portion of its certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels are 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30.0 million and $20.0 million, respectively. As previously reported, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective October 1, 2000. Based on the nature and limited extent of the Company's use of derivative instruments, SFAS No. 133 has had an insignificant effect on the consolidated financial statements through March 31, 2001.

4. Comprehensive Income

               Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholder's equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale and on certain derivatives. The Company's total comprehensive income was $6.3 million and $1.2 million for the six months ended March 31, 2001 and 2000, respectively, and $2.7 million and $750,000 for the three months ended March 31, 2001 and 2000, respectively.

               Accumulated other comprehensive income in the consolidated statement of financial condition at March 31, 2001 represents the after-tax net unrealized gain on securities available for sale of $2.4 million and the after-tax loss on cash flow hedges of ($89,000).

5. Earnings Per Common Share

               The shares for both basic and diluted earnings per share include all shares issued to the mutual holding company, but exclude unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

               Weighted average common shares used in calculating basic earnings per share for the three months ended March 31, 2001 and 2000 were 7,665,241 and 7,839,804, respectively. Weighted average common shares used in calculating basic earnings per share for the six months ended March 31, 2001 and 2000 were 7,663,802 and 7,908,930, respectively. Diluted earnings per share was computed based on 7,695,541 shares for the three months ended March 31, 2001 (including 30,300 common-equivalent shares) and 7,684,754 shares for the six months ended March 31, 2001 (including 20,952 common-equivalent shares). For both the three and six months ended March 31, 2000, there were no common-equivalent shares. The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period.

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


   Comparison of Financial Condition at March 31, 2001 and September 30, 2000

               Total assets increased to $864.7 million at March 31, 2001 from $844.8 million at September 30, 2000, an increase of $19.9 million or 2.4 %. Cash levels increased to $16.2 million at March 31, 2001, from $12.8 million at September 30, 2000, an increase of $3.4 million, or 26.8%, primarily due to increased deposits at the Federal Reserve Bank of New York for reserve requirements and higher correspondent bank balances to cover activity levels.

               Net loans receivable decreased by $0.3 million, or 0.1%, in the six months ended March 31, 2001 to $589.5 million from $589.8 million at September 30, 2000. A slowdown in market demand coupled with large pay-offs during the current quarter resulted in a decrease of $5.2 million, or 2.9%, in the commercial loan portfolio compared to fiscal year-end. Residential and consumer loans continued to grow during the six-month period, posting increases of $2.8 million, or 0.8%, and $2.8 million, or 4.0%, respectively. The allowance for loan losses increased by $799,000 to $8.5 million at March 31, 2001 from $7.7 million at September 30, 2000.

               The total securities portfolio increased by $16.3 million, or 7.7%, to $227.1 million at March 31, 2001 from $210.7 million at September 30, 2000. This net increase reflects an $11.2 million decrease in securities available for sale and a $27.5 million increase in securities held to maturity. During the current quarter, the Company transferred securities with a fair value of $12.0 million from its available-for-sale portfolio to its held-to-maturity portfolio, based on an evaluation of the respective portfolios and the Company's current investment policy and strategies. The securities were assigned a new cost basis in the held-to-maturity portfolio equal to their fair value at the transfer date. The net unrealized loss of $146,000 at the transfer date and the related discounts will be amortized as offsetting yield adjustments over the terms of the securities.

               Total deposits increased by $32.2 million, or 5.3%, to $641.2 million at March 31, 2001 from $609.0 million at September 30, 2000, primarily due to an increase in money market accounts, which increased $11.5 million and accounted for 35.7% of the total deposit growth. During the six months ended March 31, 2001, deposits also increased in all other categories. Retail demand and NOW deposits posted an increase of $7.2 million, or 7.8%, while commercial demand accounts added $0.8 million, or 2.9%. During the same time period, total certificates of deposit increased $9.0 million, or 3.6%, to $258.4 million at March 31, 2001 from $249.4 million at September 30, 2000. The overall deposit increase is primarily due to improved marketing efforts, coupled with new product offerings. As a result of the deposit increase, the Company was able to reduce borrowings from the Federal Home Loan Bank of New York (the "FHLB") by $18.3 million during the six-month period to $109.3 million at March 31, 2001 from $127.6 million at September 30, 2000.

               Stockholders' equity increased by $6.1 million to $97.1 million at March 31, 2001 compared to $91.0 million at September 30, 2000. Rising interest rates during the fiscal year 2000, which had consistently contributed to net unrealized losses on the available for sale securities portfolio, began to fall during the current six-month period. The market rate volatility had a positive impact for the period ended March 31, 2001, creating a net increase in equity of $3.0 million due to after-tax net unrealized gains on securities available for sale. In addition, net income contributed a $3.4 million increase in equity for the six-month period, partially offset by cash dividends paid in the amount of $327,000. Stockholders' equity rose by an additional $538,000 as a result of allocation commitments of ESOP shares and amortization of common stock awards under the RRP, but was reduced by $89,000 due to the Company's adoption of SFAS No. 133. Stockholders' equity was also reduced by $335,000 due to the Company's repurchase of an additional 19,500 treasury shares under its previously announced repurchase programs, which authorized the repurchase of up to 376,740 shares. A total of 221,700 shares have been repurchased under these programs through March 31, 2001.


           Comparison of Operating Results for the Three Months Ended
                        March 31, 2001 and March 31, 2000

               Net Income. For the three months ended March 31, 2001, net income was $1.6 million, an increase of $336,000 or 27.3% from net income of $1.2 million for the three months ended March 31, 2000. Basic and diluted earnings per common share for the current quarter increased to $0.20 per share, compared to $0.16 per share for the same period last year.

               Interest Income. Total interest income grew by $839,000, or 5.8%, over the prior period, primarily due to increased loan and securities volumes, as well as higher average yields on both asset classes. Interest income was $15.4 million for the three months ended March 31, 2001 compared to $14.5 million for the three months ended March 31, 2000.

          Average interest-earning assets for the three months ended March 31, 2001 were $823.8 million, an increase of $30.3 million, or 3.8%, over average interest-earning assets of $793.5 million for the three months ended March 31, 2000. The average yield on interest-earning assets for the three months ended March 31, 2001 was 7.56%, an increase of 20 basis points over the average interest-earning assets yield of 7.36% for the three months ended March 31, 2000.

               Interest income on loans increased by $595,000, or 5.4%. The increased income was attributable to an increase in average loan balances and a 28 basis point increase in the average yield to 8.05% from 7.77%. Average loan balances grew by $16.5 million, or 2.9%, to $586.1 million for the three months ended March 31, 2001, from $569.6 million for the three months ended March 31, 2000. The increase in average loan balances reflects a $7.2 million, or 4.4%, increase in the average balance of the commercial loan portfolio, as well as an average increase of $9.3 million, or 2.3%, in the remaining portfolio categories.

               Interest income on securities and federal funds sold for the three months ended March 31, 2001 was $3.7 million, an increase of $244,000, or 7.0%, over the prior period. The higher interest income reflects an increase in the average balances of securities and other earning assets of $13.7 million, or 6.1%, to $237.7 million for the quarter ended March 31, 2001 from $224.0 million for the quarter ended March 31, 2000. The increased income was also attributable to an increase of 10 basis points in the average yield to 6.37% from 6.27%.

               Interest Expense. Total interest expense increased by $598,000, to $6.9 million for the three months ended March 31, 2001, an increase of 9.5%. This increase was primarily due to higher balances in interest-bearing deposits and to higher rates paid on certificates of deposit and savings and money market accounts, as well as on borrowings. The average rate paid on total interest-bearing liabilities in the current three-month period was 4.08%, compared to 3.80% for the same period last year. Average total interest-bearing liabilities also increased to $687.3 million for the period ended March 31, 2001, compared to an average of $669.4 million for the prior period, an increase of $17.9 million, or 2.7%.

               Interest expense on deposits increased by $661,000, or 14.8%, to $5.1 million for the three-month period ended March 31, 2001. The increase is attributable to both volume and rate increases. Average certificates of deposit increased $16.9 million, or 7.1%, for the current quarter versus the same quarter last year, and the average rate paid was 67 basis points higher, averaging 5.76% for the current period compared to 5.09% for the same period last year. A $5.5 million, or 2.2%, increase in average savings and money market balances in the current period increased the impact of a 7 basis point increase in the average rate compared to the same period last year. Conversely, an increase of $5.8 million, or 11.3%, in NOW account volumes was offset by a decline of 15 basis points in the average rate for the three-month period ended March 31, 2001. Overall, the rate paid on interest-bearing deposits increased 33 basis points, to 3.66% for the quarter ended March 31, 2001, compared to 3.33% for the same period last year.

               The average rate paid on total borrowings for the three-month period ended March 31, 2001 increased 33 basis points to 6.05% from 5.72% for the same period last year. The higher rates were more than offset by a decline in the average amount borrowed of $10.2 million, or 7.8%, resulting in a $63,000 reduction in interest expense on borrowings.

               Net Interest Income. For the three months ended March 31, 2001 and 2000, net interest income was $8.4 million and $8.2 million, respectively. The Company's net interest margin was 4.16% for both three-month periods. The $241,000 increase in net interest income was primarily attributable to a $12.2 million, or 9.9%, increase in average net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by an 8 basis point decrease in the net interest rate spread to 3.48% from 3.56%.

               Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $360,000 and $450,000 in loan loss provisions during the three months ended March 31, 2001 and 2000, respectively.

               Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Total non-interest income increased by $229,000 or 28.8%, to $1.0 million for the three months ended March 31, 2001 from $794,000 for the three months ended March 31, 2000. The increase includes a $119,000 increase in fees collected on the higher volume of deposit accounts and a $67,000 increase in gains on sales of available-for-sale securities.

               Non-Interest Expense. Non-interest expenses increased by $116,000 to $6.7 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000. The increase was primarily attributable to increases in compensation and employee benefits of $108,000, or 3.1%, and in occupancy and office operations of $126,000, or 13.8%. Compensation increased as a result of staff additions and annual merit increases, and additional occupancy costs were attributable to the opening of a new branch. In addition, the offering of debit cards and sweep accounts in the current quarter created additional expense in advertising and promotion of $105,000, or 38.9%, and in stationery, printing and ATM supplies of $72,000, or 112.1%. These increases were partially offset by a decrease of $283,000 in the amortization of deposit premiums, as the premium associated with a branch purchased in 1996 became fully amortized in the quarter ended December 31, 2000.

               Income Taxes. Income tax expense was $799,000 for the three months ended March 31, 2001 compared to $691,000 for the same period in 2000. The effective tax rates were 33.8% and 36.0%, respectively.


            Comparison of Operating Results for the Six Months Ended
                        March 31, 2001 and March 31, 2000

               Net Income. For the six months ended March 31, 2001, net income was $3.4 million, an increase of $813,000 or 30.9% from net income of $2.6 million for the six months ended March 31, 2000. Year-to-date basic and diluted earnings per common share increased to $0.45 per share, compared to $0.33 per share for the same period last year.

               Interest Income. Total interest income grew to $30.7 million, an increase of $1.9 million, or 6.6%, over the year-ago period. The increase was primarily due to increased average loan volumes and variable rate loan yields, specifically in the commercial loan portfolio.

Average interest-earning assets for the six months ended March 31, 2001 were $813.9 million, an increase of $26.4 million, or 3.4%, over average interest-earning assets for the six months ended March 31, 2000 of $787.5 million. The average yield on interest-earning assets for the six months ended March 31, 2001 increased to 7.57%, an increase of 25 basis points over the average interest-earning assets yield of 7.32% for the six months ended March 31, 2000.

Interest income on loans increased by $1.5 million, or 6.9%. The increased income was attributable to an increase in average loan balances and to a 30 basis point increase in the average yield to 8.05% from 7.75%. Average loan balances grew by $17.8 million, or 3.1 %, to $587.0 million for the six months ended March 31, 2001, from $569.2 million for the six months ended March 31, 2000. The increase in average loan balances occurred primarily in the commercial loan portfolio, which grew $10.5 million, or 6.5%, to $172.3 million. The increase in average yield on the commercial loan portfolio was also significant, improving by 42 basis points to 8.95% for the six months ended March 31, 2001.

Interest income on securities and federal funds sold for the six months ended March 31, 2001 was $7.2 million, an increase of $382,000, or 5.6%, over the comparable period last year. The higher interest income reflects an increase in the average balance of securities of $10.5 million, or 5.0%, to $220.6 million at March 31, 2001 from $210.1 million at March 31, 2000. The average yield on the portfolio improved by 12 basis points, to 6.32% at March 31, 2001 from 6.20% at March 31, 2000.

               Interest Expense. Total interest expense for the current six-month period rose by $1.5 million, or 11.7%, compared to the same period last year. The increase was primarily due to an increase of $21.2 million, or 3.9%, in average interest-bearing deposits, as well as higher rates paid on certificates of deposit and savings and wholesale borrowings. The average rate paid on total interest-bearing liabilities in the current six-month period was 4.13%, compared to 3.76% for the same period last year. Average total interest-bearing liabilities also increased to $679.2 million for the six-month period ended March 31, 2001, compared to an average of $665.5 million for the prior period, an increase of $13.7 million, or 2.1%.

               Interest expense on deposits increased by $1.4 million, or 15.5%, to $10.3 million for the six-month period ended March 31, 2001. The increase is attributable to both volume and rate increases. Average certificates of deposit increased $14.3 million, or 6.0%, during the current year-to-date period versus the same period last year, and the average rate paid was 77 basis points higher, averaging 5.77% for the current six-month period compared to 5.00% for the same period last year. The combined rate/volume increase impacted interest expense by an additional $1.3 million, or 21.9%. A $7.0 million, or 2.3%, increase in average savings, money market and NOW account balances in the current six-month period increased the relatively minor impact of a 1 basis point increase in the average rate compared to the same period last year, resulting in an additional interest expense increase of $72,000. Overall, the rate paid on interest-bearing deposits increased 37 basis points, to 3.68% for the six months ended March 31, 2001, compared to 3.31% for the same period last year.

               The Company also paid more for a lower level of borrowings, as the cost to borrow funds from the FHLB increased. The average rate paid on total borrowings for the six-month period ended March 31, 2001 increased 52 basis points to 6.21% from 5.69% for the same period last year. The higher rates were partially offset by a decline in the average amount borrowed of $7.5 million, or 5.9%, resulting in a net $86,000 increase in interest expense on borrowings.

               Net Interest Income. For the six months ended March 31, 2001 and 2000, net interest income was $16.7 million and $16.3 million, respectively. The $445,000 increase in net interest income was primarily attributable to a $12.7 million, or 10.4%, increase in average net earning assets (interest-earning assets less interest-bearing liabilities), partially offset by a 12 point decrease in the net interest rate spread to 3.44% from 3.56%. The Company's net interest margin was 4.13% for the six months ended March 31, 2001 and 4.14% for the six months ended March 31, 2000.

               Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The Company recorded $720,000 and $900,000 in loan loss provisions during the six months ended March 31, 2001 and 2000, respectively.

               Non-Interest Income. Non-interest income for the six months ended March 31, 2001 was $2.1 million compared to $1.6 million for the six months ended March 31, 2000, an increase of $433,000, or 26.4%. This increase was primarily attributable to an increase of $292,000, or 22.3%, in deposit fees and charges relative to the expanded deposit base. The Company also recorded gains of $149,000 on sales of securities available for sale in the current year, compared to only $8,000 of such gains for the same period a year ago.

               Non-Interest Expense. Non-interest expenses for the six months ended March 31, 2001 were $12.9 million, or $146,000 less than expenses for the six months ended March 31, 2000. The decrease was primarily attributable to a decrease of $566,000 in the amortization of deposit premiums, as the premium associated with a branch purchased in 1996 became fully amortized in the quarter ended December 31, 2000. In addition, other expenses decreased by $187,000, or 7.4%, due primarily to decreases in legal and consulting fees ($148,000) and the cost to carry other real estate owned ($41,000). The reduced premium amortization and savings in other expenses were partially offset by increases in other areas. Increases in compensation expenses and occupancy expenses of $216,000, or 3.3%, and $174,000, or 9.3%, respectively, were attributable to annual salary and benefit increases and to the opening of a new branch. Advertising and promotion expense also increased by $241,000, or 47.3%, related to the new branch and new product offerings.

          Income Taxes. Income tax expense was $1.8 million for the six months ended March 31, 2001 compared to $1.4 million for the same period in 2000. The effective tax rates were 34.3% and 34.9%, respectively.


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

               The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings and the proceeds from maturities of securities and short-term investments. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

               The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2001 and March 31, 2000, loan originations totaled $59.3 million and $58.7 million, respectively; and purchases of securities totaled $46.4 million and $40.5 million, respectively. For the six-month period ended March 31, 2001, these investing activities were funded primarily by proceeds from sales and maturities of securities, by deposit growth and by principal repayments on loans and securities. During the six months ended March 31, 2000, customary funding was supplemented by an increase in borrowings. Loan origination commitments totaled $25.5 million at March 31, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

               Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the six months ended March 31, 2001 was $32.2 million, compared to $18.8 million for the six months ended March 31, 2000.

               The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. At March 31, 2001, federal funds sold amounted to $1.9 million. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $109.3 million at March 31, 2001.

               At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $84.1 million, or 9.9% of adjusted assets (which is above the required level of $34.1 million, or 4.0%) and a total risk-based capital level of $90.6 million, or 17.7% of risk-weighted assets (which is above the required level of $40.8 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At March 31, 2001, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

               The following table sets forth the Bank's regulatory capital position at March 31, 2001 and September 30, 2000, compared to OTS requirements.

                                                                        OTS Requirements
                                                         -----------------------------------------------
                                                             Minimum Capital         For Classification
                                   Bank Actual                 Adequacy              as Well Capitalized
                           -------------------------     ---------------------       -------------------
                              Amount          Ratio       Amount        Ratio        Amount        Ratio
                              ------          -----       ------        -----        ------        -----
                                                          (Dollars in thousands)
March 31, 2001

Tangible capital             $84,148           9.9%      $12,794          1.5%      $    --            -- %
Tier 1 (core) capital         84,148           9.9        34,117          4.0        42,646           5.0
Risk-based capital:
        Tier 1                84,148          16.5            --           --        30,619           6.0
        Total                 90,553          17.7        40,825          8.0        51,032          10.0

September 30, 2000

Tangible capital             $80,097           9.6%      $12,526          1.5%      $    --            -- %
Tier 1 (core) capital         80,097           9.6        33,402          4.0        41,752           5.0
Risk-based capital:
        Tier 1                80,097          15.6            --           --        30,738           6.0
        Total                 86,497          16.9        40,985          8.0        51,231          10.0



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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

               The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the Company's consolidated financial condition and operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds
                 None

Item 3.  Defaults upon Senior Securities
                 None

Item 4.  Submission of Matters to a Vote of Security Holders

                 On February 21, 2001, the Company held its annual meeting of stockholders for the purpose of the election of three Directors to three year terms and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2001.

               The number of votes cast at the meeting as to each matter acted upon was as follows:

                                          VOTES         VOTES
                                           FOR         WITHHELD
                                           ---         --------
1. Election of Directors:
         William F. Helmer              7,270,959       13,331
         William R. Sichol, Jr.         7,273,260       11,030
         F. Gary Zeh                    7,273,035       11,255


                                          VOTES          VOTES         VOTES
                                           FOR          AGAINST      ABSTAINING
                                           ---          -------      ----------

2. Ratification of the
         Appointment of KPMG LLP as
         the Company's Independent
         Auditors                      7,226,006          4,607        13,677

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




                            Provident Bancorp, Inc.
                            -----------------------
                            (Registrant)


                  By:       /s/  Katherine A. Dering
                            ------------------------
                            Katherine A. Dering
                            Senior Vice President and
                            Chief Financial Officer
                           (Principal Financial and Accounting Officer and
                            duly authorized representative)


                  Date:     May 15, 2001
                            ------------