Form 10-Q
period 2001-06-30
PROVIDENT BANCORP INC/NY/
filed 2001-08-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Federal                                      06-1537499
-------------------------------------------                   ----------
(State or Other Jurisdiction of                         (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                        10901
-------------------------------------------                      -----
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

         (1)  Yes  [ X  ]    No   [  ]

         (2)  Yes  [ X  ]   No    [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes of Common Stock                Shares Outstanding
           -----------------------                ------------------
               $0.10 per share                      8,054,080 as of
                                                     July 31, 2001

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2001



                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.     Financial Statements (Unaudited)                               PAGE
                                                                          -----

            Consolidated Statements of Financial Condition at
               June 30, 2001 and September 30, 2000                         3-4

            Consolidated Statements of Income for the Three Months and
            Nine Months Ended June 30, 2001 and 2000                          5

            Consolidated Statement of Changes in Stockholders' Equity
            for the Nine Months Ended June 30, 2001                           6

            Consolidated Statements of Cash Flows for the Nine Months
               Ended June 30, 2001 and 2000                                 7-8

            Notes to Consolidated Financial Statements                     9-12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-20

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                                20


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings                                                21

Item 2.     Changes in Securities and Use of Proceeds                        21

Item 3.     Defaults upon Senior Securities                                  21

Item 4.     Submission of Matters to a Vote of Security Holders              21

Item 5.     Other Information                                                21

Item 6.     Exhibits and Reports on Form 8-K                                 21

            Signatures                                                       22

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


Assets                                                              June 30, 2001    September 30, 2000
------                                                              -------------     -----------------
Cash and due from banks                                                $  16,880         $  12,785
Federal funds sold                                                           700              --
Securities:
     Available for sale, at fair value (amortized cost of
     $161,260 at June 30, 2001 and $163,057 at
     September 30, 2000)                                                 165,291           162,157
     Held to maturity, at amortized cost (fair value of $76,765
     at June 30, 2001 and $48,374 at September 30, 2000)                  75,983            48,586
                                                                       ---------         ---------
         Total  securities                                               241,274           210,743
                                                                       ---------         ---------

Loans:
     One- to four-family residential mortgage loans                      350,952           343,871
     Commercial real estate, commercial business
         and construction loans                                          179,492           182,070
     Consumer loans                                                       74,816            71,534
                                                                       ---------         ---------
         Total loans                                                     605,260           597,475
     Allowance for loan losses (Note 2)                                   (8,785)           (7,653)
                                                                       ---------         ---------
         Total loans, net                                                596,475           589,822
                                                                       ---------         ---------

Accrued interest receivable, net                                           4,847             5,495
Federal Home Loan Bank stock, at cost                                      7,066             7,023
Premises and equipment, net                                                9,068             8,952
Deferred income taxes                                                      4,680             6,033
Other assets                                                               3,042             3,933
                                                                       ---------         ---------
         Total assets                                                  $ 884,032         $ 844,786
                                                                       =========         =========


                                      -3-


Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                June 30,2001      September 30, 2000
------------------------------------                                -------------     -----------------
Liabilities:
     Deposits:
      Retail demand and NOW deposits                                 $ 100,179         $  92,945
         Commercial demand deposits                                     30,501            28,324
         Savings and money market deposits                             267,645           238,319
         Certificates of deposit                                       253,413           249,388
                                                                     ---------         ---------
         Total deposits                                                651,738           608,976
     Borrowings                                                        109,265           127,571
     Mortgage escrow funds                                              13,819             5,971
     Other                                                              10,027            11,282
                                                                     ---------         ---------
         Total liabilities                                             784,849           753,800
                                                                     ---------         ---------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                 --                --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued)                                     828               828
Additional paid-in capital                                              36,473            36,356
Unallocated common stock held by the employee stock ownership
    plan ("ESOP")                                                       (2,444)           (2,726)
Stock awards under recognition and retention plan ("RRP")               (1,876)           (2,306)
Treasury stock, at cost  (225,920 shares at June 30, 2001 and
    202,200 shares at September 30, 2000)                               (3,630)           (3,203)
Retained earnings                                                       67,573            62,577
Accumulated other comprehensive income (loss),
   net of taxes (Note 4)                                                 2,259              (540)
                                                                     ---------         ---------
         Total stockholders' equity                                     99,183            90,986
                                                                     ---------         ---------
         Total liabilities and stockholders' equity                  $ 884,032         $ 844,786
                                                                     =========         =========



See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                         For the Three Months    For the Nine Months
                                                            Ended June 30,          Ended June 30,
                                                         -------------------     -------------------
                                                           2001       2000        2001         2000
                                                         -------     -------     -------     -------
Interest and dividend income:
      Loans                                              $11,474     $11,197     $35,050     $33,245
     Securities                                            3,521       3,450      10,372       9,930
      Other earning assets                                   160         164         463         456
                                                         -------     -------     -------     -------
Total interest and dividend income                        15,155      14,811      45,885      43,631
                                                         -------     -------     -------     -------

Interest expense:
     Deposits                                              4,792       4,783      15,068      13,680
     Borrowings                                            1,620       1,859       5,325       5,479
                                                         -------     -------     -------     -------
Total interest expense                                     6,412       6,642      20,393      19,159
                                                         -------     -------     -------     -------

Net interest income                                        8,743       8,169      25,492      24,472
Provision for loan losses (Note 2)                           360         450       1,080       1,350
                                                         -------     -------     -------     -------
Net interest income after provision for loan losses        8,383       7,719      24,412      23,122
                                                         -------     -------     -------     -------

Non-interest income:
     Banking service fees                                    843         729       2,444       2,038
     Loan servicing fees                                      59          65         169         199
     Net on sales of securities available for sale           383           1         532           9
Other income                                                 192          48         406         238
                                                         -------     -------     -------     -------
Total non-interest income                                  1,477         843       3,551       2,484
                                                         -------     -------     -------     -------

Non-interest expense:
     Compensation and employee benefits                    3,670       3,477      10,354       9,945
     Occupancy and office operations                       1,076         944       3,111       2,807
     Advertising and promotion                               387         400       1,137         909
     Data processing                                         376         377       1,125       1,151
     Amortization of branch purchase premiums                 65         430         359       1,290
     Other                                                 1,090         737       3,444       3,272
                                                         -------     -------     -------     -------
Total non-interest expense                                 6,664       6,365      19,530      19,374
                                                         -------     -------     -------     -------

Income before income tax expense                           3,196       2,197       8,433       6,232
Income tax expense                                         1,092         681       2,890       2,088
                                                         -------     -------     -------     -------
Net income                                               $ 2,104     $ 1,516     $ 5,543     $ 4,144
                                                         =======     =======     =======     =======

Basic and diluted earnings per common share (Note 5)     $  0.27     $  0.20     $  0.72        0.53
                                                         =======     =======     =======     =======



See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2001
(Unaudited)
(Dollars in thousands, except per share data)

                                                                            Common                         Accumulated
                                                   Additional  Unallocated   Stock                            Other      Total
                                           Common    Paid-In      ESOP       Awards  Treasury  Retained  Comprehensive Stockholders'
                                            Stock    Capital     Shares    Under RRP  Stock    Earnings   Income (Loss)  Equity
                                            -----    -------     ------    ---------  -----    --------   -------------  ------
Balance at September 30, 2000                $828     $36,356    $(2,726)    $(2,306) $(3,203)  $62,577      $(540)    $90,986
Net income for nine-month period                                                                  5,543                  5,543
Cash dividends paid ($0.15 per share)                                                              (547)      (547)
Treasury stock purchases, net
    (23,720 shares)                                                                      (427)
       (427)
ESOP shares allocated or committed
    to be released for allocation
    (23,184 shares)                                       117         282                                                   399
Vesting of RRP shares                                                            430                                        430
Change in net unrealized gain (loss)
     on securities available for sale,
     net of taxes of  $(1,854)                                                                                 2,955      2,955
Net unrealized loss on securities
     transferred from available for sale to
     held to maturity, net of taxes of $58
       (88)                                   (88)
Unrealized loss on cash flow hedges,
     net of taxes of $46                                                                                         (68)       (68)
                                             ----     -------    -------     -------  -------   -------        -----     -------

Balance at June 30, 2001                     $828     $36,473     $(2,444)   $(1,876) $(3,630)  $67,573       $2,259    $99,183



See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                 For the Nine Months
(In thousands)                                                                  Ended June 30,
                                                                          ------------------------
                                                                             2001           2000
                                                                          ---------      ---------
Cash flows from operating activities:
Net income                                                                $   5,543      $   4,144
Adjustments to reconcile net income to net cash
provided by operating activities:
         Provision for loan losses                                            1,080          1,350
         Depreciation and amortization of premises
           and equipment                                                      1,311          1,202
         Amortization of branch purchase premiums                               359          1,290
         Net on sales of securities available for sale                         (532)            (9)
         Net amortization of premiums and discounts
           on securities                                                         73             76
         ESOP and RRP expense                                                   829            754
      Originations of loans held for sale                                      --             (361)
         Proceeds from sales of loans held for sale                            --              836
      Deferred income tax benefit                                              (513)          (653)
         Net changes in accrued interest receivable
           and payable                                                           62          2,152
         Net changes in other assets and liabilities                             73            550
                                                                          ---------      ---------
              Net cash provided by operating activities                       8,285         11,331
                                                                          ---------      ---------

Cash flows from investing activities:
Purchases of securities:
         Available for sale                                                 (47,780)       (35,746)
         Held to maturity                                                   (30,366)        (4,710)
Proceeds from maturities, calls and principal payments on securities:
            Available for sale                                               21,304         13,200
            Held to maturity                                                 14,788          9,252
Proceeds from sales of securities available for sale                         16,761          5,992
Loan originations                                                          (104,509)      (100,857)
Loan principal payments                                                      96,298         81,864
Purchases of Federal Home Loan Bank stock                                       (43)          (847)
Proceeds from sales of real estate owned                                        154            350
Purchases of premises and equipment                                          (1,427)        (1,993)
                                                                          ---------      ---------
              Net cash used in investing activities                         (34,820)       (33,495)
                                                                          ---------      ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)
                                                           For the Nine Months
                                                              Ended June 30,
                                                           2001           2000
                                                         --------      --------
Cash flows from financing activities:
     Net increase in deposits                            $ 42,762      $ 31,120
     Net decrease in borrowings                           (18,306)       (4,142)
     Net increase in mortgage escrow funds                  7,848         4,357
     Treasury shares purchased, net                          (427)       (3,061)
     Shares purchased for RRP awards                         --          (1,645)
     Cash dividends paid                                     (547)         (903)
                                                         --------      --------
         Net cash provided by financing activities         31,330        25,726
                                                         --------      --------

Net increase in cash and cash equivalents                   4,795         3,562

Cash and cash equivalents at beginning of period           12,785        11,838

Cash and cash equivalents at end of period               $ 17,580      $ 15,400
                                                         ========      ========

Supplemental information:
     Interest payments                                   $ 20,979      $ 17,981
     Income tax payments                                    2,344         1,352
     Transfer of securities from available for sale
          to held to maturity                              12,013          --
     Transfer of loans to real estate owned                   172           154
                                                         ========      ========



See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation
         ----------------------

         The consolidated financial statements include the accounts of Provident Bancorp, Inc. and Provident Bank (collectively, the "Company"). Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the period ended June 30, 2001 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2001.

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

         Activity in the allowance for loan losses for the periods indicated is summarized below:

                                       Three Months               Nine Months
                                      Ended June 30,            Ended June 30,
                                   --------------------      --------------------
                                    2001         2000          2001         2000
                                   -------      -------      -------      -------
                                                   (In thousands)
Balance at beginning of period     $ 8,452      $ 6,954      $ 7,653      $ 6,202
Provision for loan losses              360          450        1,080        1,350
Charge-offs                            (45)        (134)        (119)        (307)
Recoveries                              18           23          171           48
                                   -------      -------      -------      -------
Balance at end of period           $ 8,785      $ 7,293      $ 8,785      $ 7,293
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

                                                            June 30, September 30,
                                                              2001        2000
                                                             ------      ------
                                                            (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans         $2,124      $2,496
     Commercial real estate, commercial business
       and construction loans                                   275       1,176
     Consumer loans                                             418         359
                                                             ------      ------
       Total non-performing loans                             2,817       4,031
Real estate owned:
     One- to four-family residential                            172         154
                                                             ------      ------
Total non-performing assets                                  $2,989      $4,185
                                                             ======      ======
Ratios:
     Non-performing loans to total loans                       0.46%       0.67%
     Non-performing assets to total assets                     0.34        0.50
     Allowance for loan losses to total
       non-performing loans                                  311.86      189.85
     Allowance for loan losses to total loans, net             1.47%       1.30%
                                                             ======      ======

3.       Derivative Instruments and Hedging Activities
         ---------------------------------------------

         The Company's derivative instruments are limited to two interest rate cap agreements with total notional amounts of $50.0 million at both June 30, 2001 and September 30, 2000. The contractual terms of the agreements end in March 2003 and April 2003. These agreements were entered into to reduce the Company's interest rate risk from repricings on a portion of its certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels are 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30.0 million and $20.0 million, respectively. As previously reported, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective October 1, 2000. Based on the nature and limited extent of the Company's use of derivative instruments, SFAS No. 133 has had an insignificant effect on the consolidated financial statements through June 30, 2001.

4.       Comprehensive Income
         --------------------

         Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale and on certain derivatives. The Company's total comprehensive income was $8.3 million and $3.2 million for the nine months ended June 30, 2001 and 2000, respectively, and $2.1 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively.

         Accumulated other comprehensive income in the consolidated statement of financial condition at June 30, 2001 represents the after-tax net unrealized gain on securities available for sale of $2.3 million and the after-tax loss on cash flow hedges of $(68,000).

5.       Earnings Per Common Share
         -------------------------

         The shares for both basic and diluted earnings per share include all shares issued to the mutual holding company, but exclude unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

         Weighted average common shares used in calculating basic earnings per share for the three months ended June 30, 2001 and 2000 were 7,656,424 and 7,651,482, respectively. Weighted average common shares used in calculating basic earnings per share for the nine months ended June 30, 2001 and 2000 were 7,661,627 and 7,823,427, respectively. Diluted earnings per share was computed based on 7,734,407 shares for the three months ended June 30, 2001 (including 77,983 common-equivalent shares) and 7,703,575 shares for the nine months ended June 30, 2001 (including 41,948 common-equivalent shares). For both the three and nine months ended June 30, 2000, there were no common-equivalent shares. The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period.

6.       Recent Accounting Standards
         ---------------------------

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Tangible Assets. Among other things, SFAS No. 141 requires use of the purchase method to account for all business combinations; use of the pooling-of-interest method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment, with impairment losses charged to expense when they occur. Amortization of goodwill (including goodwill recorded in prior acquisitions) ceases upon adoption of SFAS No. 142, which for the Company will be on October 1, 2002. SFAS No. 142 also requires acquisition-related intangible assets other than goodwill to continue to be amortized to expense over their estimated useful lives. The Company had no goodwill or other acquisition-related intangible assets at June 30, 2001; accordingly, adoption of these standards is not presently expected to have a significant effect on the Company's consolidated financial statements.

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

    Comparison of Financial Condition at June 30, 2001 and September 30, 2000

         Total assets at June 30, 2001 were $884.0 million, up $39.2 million or 4.6% from $844.8 million at September 30, 2000. Cash levels increased to $17.6 million at June 30, 2001, from $12.8 million at September 30, 2000, an increase of $4.8 million, or 37.5%, due in part to increased deposits at the Federal Reserve Bank of New York for reserve requirements and higher correspondent bank balances to cover activity levels. Comparative cash levels are also impacted by the seasonally low balances held at September 30 due to high real estate tax payment activity on that date by depositors and in Bank managed tax escrow accounts held for residential loan customers.

         Net loans at June 30, 2001 were $596.5 million, an increase of $6.7 million, or 1.1%, from $589.8 million at September 30, 2000. Residential and consumer loans continued to grow during the nine-month period, posting increases of $7.1 million, or 2.1%, and $3.3 million, or 4.6%, respectively. Commercial loans at June 30, 2001 were $179.5 million, as a slowdown in market demand during the nine-month period resulted in a decrease of $2.6 million, or 1.4%, from $182.1 million at September 30, 2000. Asset quality continues to be strong, with non-performing assets at 0.34% of total assets, compared to 0.50% at September 30, 2000. The allowance for loan losses increased by $1.1 million to $8.8 million at June 30, 2001 from $7.7 million at September 30, 2000.

         The total securities portfolio increased by $30.5 million, or 14.5%, to $241.3 million at June 30, 2001 from $210.7 million at September 30, 2000. This increase reflects a $3.1 million increase in securities available for sale and a $27.4 million increase in securities held to maturity. During the second fiscal quarter, the Company transferred securities with a fair value of $12.0 million from its available-for-sale portfolio to its held-to-maturity portfolio, based on an evaluation of the respective portfolios and the Company's investment policy and strategies. The securities were assigned a new cost basis in the held-to-maturity portfolio equal to their fair value at the transfer date. The net unrealized loss of $146,000 at the transfer date and the related discounts will be amortized as offsetting yield adjustments over the terms of the securities.

         Total deposits increased by $42.7 million, or 7.0%, to $651.7 million at June 30, 2001 from $609.0 million at September 30, 2000, primarily due to an increase in passbook and money market accounts, which increased by $23.7 million and accounted for 55.5% of the total deposit growth. During the nine months ended June 30, 2001, deposits also increased in all other categories. Retail demand and NOW deposits posted an increase of $7.2 million, or 7.8%, while commercial demand accounts added $2.2 million, a 7.7% growth rate. During the same time period, total certificates of deposit grew by $4.0 million, or 1.6%, to $253.4 million at June 30, 2001 from $249.4 million at September 30, 2000. These deposit increases are due in part to improved marketing efforts, coupled with new product offerings and the opening of a new branch. As a result of the deposit increase, the

Company was able to reduce borrowings from the Federal Home Loan Bank of New York (the "FHLB") by $18.3 million during the nine-month period to $109.3 million at June 30, 2001 from $127.6 million at September 30, 2000.

         Stockholders' equity increased by $8.2 million to $99.2 million at June 30, 2001 compared to $91.0 million at September 30, 2000. Net income contributed a $5.5 million increase in equity for the nine-month period. In addition, a net increase in equity of $2.8 million resulted from the $3.0 million after-tax net unrealized gains on securities available for sale, net of the $68,000 net after-tax decline in market value of two interest rate cap agreements (required by the Company's adoption of SFAS No. 133), both due to the decline in interest rates during the period. Stockholders' equity rose by an additional $829,000 as a result of allocation commitments of ESOP shares and amortization of common stock awards under the RRP. These increases in stockholders' equity were partially offset by $547,000 paid out in cash dividends and by $427,000 due to the Company's repurchase of treasury shares under its previously announced repurchase programs, which authorized the repurchase of up to 376,740 shares. A total of 229,200 shares have been repurchased under these programs through June 30, 2001. From the total repurchased, 3,280 shares have been reissued in connection with the exercise of employee stock options.

           Comparison of Operating Results for the Three Months Ended
                         June 30, 2001 and June 30, 2000

         Net Income. For the three months ended June 30, 2001, net income was $2.1 million, an increase of $588,000 or 38.8% from net income of $1.5 million for the three months ended June 30, 2000. Basic and diluted earnings per common share for the current quarter increased to $0.27 per share, compared to $0.20 per share for the same period last year.

         Interest Income. Total interest income grew by $344,000, or 2.3%, over the prior period, primarily due to increased loan and securities volumes, net of lower average yields on both asset classes attributable to the decline in overall market rates. Interest income was $15.2 million for the three months ended June 30, 2001 compared to $14.8 million for the three months ended June 30, 2000.

          Average interest-earning assets for the three months ended June 30, 2001 were $837.3 million, an increase of $36.1 million, or 4.5%, over average interest-earning assets of $801.2 million for the three months ended June 30, 2000. Average rates earned on securities and other earning assets fell by 47 basis points to 6.01% from 6.48%. Interest rates earned on loans were almost unchanged, at 7.78%, compared to 7.79% for the prior year period. Average loan balances grew by $15.0 million, while average balances of securities and other earning assets increased by $21.0 million.

         Interest income on loans increased by $277,000, or 2.5%. The increased income was attributable to an increase in average loan balances, net of a minor decrease in the average yield to

7.78% from 7.79%. Average loan balances grew by $15.0 million, or 2.6%, to $591.8 million for the three months ended June 30, 2001, from $576.8 million for the three months ended June 30, 2000. The increase in average loan balances reflects a $3.9 million, or 2.3%, increase in the average balance of the commercial loan portfolio, as well as an average increase of $11.1 million, or 2.7%, in the remaining portfolio categories.

         Interest income on securities and other earning assets for the three months ended June 30, 2001 was $3.7 million, an increase of $67,000, or 1.9%, over the prior period. The slightly higher interest income reflects an increase in the average balances of securities and other earning assets of $21.0 million, or 9.4%, to $245.5 million for the quarter ended June 30, 2001 from $224.5 million for the quarter ended June 30, 2000, net of a decrease of 47 basis points in the average yield to 6.01% from 6.48%. The short duration of the Company's investment portfolios and the acquisition of assets during a period of declining rates contributed to the decline in average yields.

         Interest Expense. Total interest expense fell by $230,000, to $6.4 million for the three months ended June 30, 2001, a decrease of 3.5%, primarily due to lower rates paid on savings and money market accounts and borrowings, net of the impact of higher average balances and rates paid on certificates of deposit. The average rate paid on total interest-bearing liabilities in the current three-month period was 3.70%, compared to 3.95% for the same period last year. Average rates paid on savings and money market accounts fell by 31 basis points, to 1.84% from 2.15%, and average rates paid on NOW accounts fell by 41 basis points, to an average of 0.48% from 0.89%. Partially offsetting these savings, the average rates paid on time deposit accounts increased by 14 basis points, to 5.50% compared to 5.36% for the three months ended June 30, 2000. Most of the Company's time deposits have a relatively short maturity, and management expects that they will continue to reprice to lower rates over the coming months. The average rates paid on borrowings fell by 43 basis points to 5.84% from 6.27% for the prior period. Overall, the average balance of interest-bearing liabilities increased by $19.3 million to $695.7 million for the current three-month period, from $676.4 million during the same period last year, with most of the growth occurring in savings and money market accounts.

         Net Interest Income. For the three months ended June 30, 2001 and 2000, net interest income was $8.7 million and $8.2 million, respectively. The Company's net interest margin was 4.19% for the current quarterly period, an increase of 9 basis points, or 2.2% compared to the year ago period. The $574,000 increase in net interest income was primarily attributable to a $16.8 million, or 13.4%, increase in average net earning assets (interest-earning assets less interest-bearing liabilities), combined with a 7 basis point increase in the net interest rate spread to 3.56% from 3.49%.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $360,000 and $450,000 in loan loss provisions during the three months ended June 30, 2001 and 2000, respectively.

         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Total non-interest income increased by $634,000, or 75.2%, to $1.5 million for the three months ended June 30, 2001 from $843,000 for the three months ended June 30, 2000. The increase includes a $114,000 increase in fees collected on the higher volume of deposit accounts and a $382,000 increase in gains on sales of available-for-sale securities.

         Non-Interest Expense. Non-interest expenses increased by $299,000 to $6.7 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000. Expenses in the prior-year quarter were lower primarily due to the reversal in that quarter of $278,000 in accruals made in fiscal 1999 for operational losses that did not materialize. The current quarter expenses reflect increases in compensation and employee benefits of $193,000, or 5.6%, and in occupancy and office operations of $132,000, or 14.0%. Compensation increased as a result of staff additions and annual merit increases, and additional occupancy costs were attributable to the opening of the Company's new branch in Bardonia, New York. These increases in the current period were partially offset by a decrease of $365,000 in the amortization of branch purchase and deposit premiums, relative to the prior year period. The premiums associated with branch purchases in 1996 became fully amortized in the current fiscal year.

         Income Taxes. Income tax expense was $1.1 million for the three months ended June 30, 2001 compared to $681,000 for the same period in 2000. The effective tax rates were 34.2% and 31.0%, respectively.


            Comparison of Operating Results for the Nine Months Ended
                         June 30, 2001 and June 30, 2000

         Net Income. Net income for the nine months ended June 30, 2001 was $5.5 million, compared to net income of $4.1 million for the nine months ended June 30, 2000, an increase of $1.4 million, or 33.8%. Basic and diluted earnings per share increased to $0.72 for the nine-month period compared to $0.53 for the same period last year.

         Interest Income. Total interest income grew to $45.9 million, an increase of $2.3 million, or 5.2%, over the prior period. The increase was primarily due to a $29.6 million increase in average earning assets to $821.7 million from $792.1 million, combined with an 11 basis point increase in the average earning assets yield, which increased to 7.47% from 7.36%.

         Interest income on loans increased by $1.8 million, or 5.4%, to $35.0 million from $33.2 million. The average yield on loans increased by 19 basis points to 7.96% from 7.77%, and average loan balances increased by $16.9 million, or 3.0% compared to the prior year period. The increase in average loan balances occurred in both the residential and consumer loan portfolios, which grew $8.6 million2.1%, to $416.4 million. There was a similar increase of $8.3 million or 5.1% in the average balance of the commercial loan portfolio, which increased to $172.2 million from $163.9 million. The average yield on the commercial loan portfolio improved by 13 basis points to 8.75%, and the average yield on residential and consumer loans increased by 21 basis points to 7.63% for the nine months ended June 30, 2001.

         Interest income on securities and other earning assets for the nine months ended June 30, 2001 was $10.8 million, an increase of $449,000, or 4.3%, over the comparable period last year. The average balance of these assets increased by $12.7 million, or 5.8%, but earned an average yield of 6.21%, or 8 basis points lower than the average yield for the nine-month period ended June 30, 2000.

         Interest Expense. Total interest expense for the current nine-month period rose by $1.2 million, or 6.4%, to $20.4 million compared to $19.2 million for the same period last year. The increase was primarily due to an increase of $23.3 million, or 4.3%, in average interest-bearing deposits, as well as higher rates paid on certificates of deposit and wholesale borrowings. The average rate paid on total interest-bearing liabilities in the current nine-month period was 3.98%, compared to 3.82% for the same period last year. Average total interest-bearing liabilities also increased to $684.7 million for the nine-month period ended June 30, 2001, compared to an average of $669.1 million for the prior period, an increase of $15.6 million, or 2.3%.

         Interest expense on deposits increased by $1.4 million, or 10.1%, to $15.1 million for the nine-month period ended June 30, 2001. The increase is attributable to both volume and net rate increases. Average certificates of deposit balances increased $11.5 million, or 4.8%, during the current year-to-date period versus the same period last year, and the average rate paid was 56 basis points higher, averaging 5.68% for the current nine-month period compared to 5.12% for the same period last year. The combined rate/volume increase impacted interest expense by an additional $1.5 million, or 16.0%. A $6.4 million, or 2.5%, increase in average savings and money market accounts and a $5.5 million increase in NOW account balances in the current nine-month period resulted in a net $93,000 decline in interest paid for these deposit categories, as rates fell by 7 and 21 basis points, respectively.

         The cost to borrow funds from the FHLB decreased. Although the average rate paid on total borrowings for the nine-month period ended June 30, 2001 increased 22 basis points to 6.09% from 5.87% for the same period last year, the higher rates were more than offset by a decline in the average amount borrowed of $7.7 million, or 6.2%, resulting in a net $154,000 decrease in interest expense on borrowings.

         Net Interest Income. For the nine months ended June 30, 2001 and 2000, net interest income was $25.5 million and $24.5 million, respectively. The $1.0 million increase in net interest income was primarily attributable to a $14.1 million, or 11.4%, increase in average net earning assets (interest-earning assets less interest-bearing liabilities), as well as a 5 basis point decrease in the net interest rate spread to 3.48% from 3.53%. The Company's net interest margin of 4.15% for the nine months ended June 30, 2001 was 2 basis points higher than the margin of 4.13% for the nine months ended June 30, 2000.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The Company recorded $1.1 million and $1.4 million in loan loss provisions during the nine months ended June 30, 2001 and 2000, respectively.

         Non-Interest Income. Non-interest income for the nine months ended June 30, 2001 was $3.6 million compared to $2.5 million for the nine months ended June 30, 2000, an increase of $1.1 million, or 42.9%. This increase was attributable in large part to an increase of $406,000, or 19.9%, in deposit fees and charges. The Company also recorded gains on sales of securities of $532,000 for the current year, compared to only $9,000 of such gains for the same period a year ago. Fees on commercial loans, earnings from mutual fund sales and investment advisory services and other miscellaneous fees increased by $168,000 versus the prior nine-month period.

         Non-Interest Expense. For the nine months ended June 30, 200, non-interest expense was $19.5 million, $156,000 more than non-interest expense for the nine months ended June 30, 2000. Compensation and benefits expense increased by $409,000, and office occupancy increased by $304,000, both related partially to the opening of the new branch in Bardonia. Compensation expense also grew due to normal annual merit increases and staff additions. Also, advertising and promotion expenses increased by $228,000, or 25.1%, related to the opening of the new branch and support for the Bank's new product lines. These increases were largely offset by the decrease of $931,000 in the amortization of branch purchase and deposit premiums, as the premiums associated with branch purchases in 1996 became fully amortized in the current fiscal year. In addition, other expenses in the current nine-month period were higher by $172,000, or 5.3%, primarily because expenses in the prior year were reduced by the reversal of $278,000 in accruals made in fiscal 1999 for operational losses that did not materialize.

            Income Taxes. Income tax expense was $2.9 million for the nine months ended June 30, 2001 compared to $2.1 million for the same period in 2000. The effective tax rates were 34.3% and 33.5%, respectively.

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

         The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2001 and June 30, 2000, loan originations totaled $104.5 million and $100.9 million, respectively, and purchases of securities totaled $78.1 million and $40.5 million, respectively. For the nine-month period ended June 30, 2001, these investing activities were funded primarily by proceeds from sales and maturities of securities, by deposit growth and by principal repayments on loans and securities. Loan origination commitments totaled $37.5 million at June 30, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors, such as perceived safety or risk of alternative investments. The net increase in total deposits for the nine months ended June 30, 2001 was $42.8 million, compared to $31.1 million for the nine months ended June 30, 2000.

         The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. At June 30, 2001, federal funds sold amounted to $0.7 million. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $109.3 million at June 30, 2001.

         At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $86.3 million, or 9.9% of adjusted assets (which is above the required level of $35.0 million, or 4.0%) and a total risk-based capital level of $92.9 million, or 17.8% of risk-weighted assets (which is above the required level of $41.8 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2001, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The following table sets forth the Bank's regulatory capital position at June 30, 2001 and September 30, 2000, compared to OTS requirements.

                                                                              OTS Requirements
                                                              -------------------------------------------------
                                                                  Minimum Capital         For Classification
                                          Bank Actual                Adequacy             as Well Capitalized
                                     -------------------       --------------------      ---------------------
                                     Amount        Ratio       Amount         Ratio       Amount        Ratio
                                     ------        -----       ------         -----       ------        -----
                                                            (Dollars in thousands)
June 30, 2001
-------------

Tangible capital                     $86,339        9.9%         $13,110       1.5%       $   --         -- %
Tier 1 (core) capital                 86,339        9.9           34,959       4.0         43,699       5.0
Risk-based capital:
     Tier 1                           86,339       16.5               --        --         31,348       6.0
     Total                            92,897       17.8           41,798       8.0         52,247      10.0

September 30, 2000

Tangible capital                     $80,097        9.6%         $12,526       1.5%       $   --         -- %
Tier 1 (core) capital                 80,097        9.6           33,402       4.0         41,752       5.0
Risk-based capital:
     Tier 1                           80,097       15.6               --        --         30,738       6.0
     Total                            86,497       16.9           40,985       8.0         51,231      10.0



Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. Despite market fluctuations, there have been no material changes in the Company's interest rate risk position since September 30, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

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




                              Provident Bancorp, Inc.
                              (Registrant)


                      By:     /s/ Katherine A. Dering
                              -----------------------
                              Katherine A. Dering
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer
                                and duly authorized representative)


                      Date:   August 13, 2001
                              -----------------