Form 10-K
period 2001-09-30
PROVIDENT BANCORP INC/NY/
filed 2001-12-31
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES     [ X ]          NO [   ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

        As of November 30, 2001, there were issued and outstanding 8,034,624 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of November 30, 2001, was $89,380,013.

                       DOCUMENT INCORPORATED BY REFERENCE

        Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February 2002.

                           FORM 10-K TABLE OF CONTENTS


PART I........................................................................................................3

     ITEM 1.    BUSINESS......................................................................................3
     ITEM 2.    PROPERTIES...................................................................................33
     ITEM 3.    LEGAL PROCEEDINGS............................................................................34
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................34

PART II......................................................................................................34

     ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................34
     ITEM 6.    SELECTED FINANCIAL DATA......................................................................35
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........37
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................46
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................48
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE...................................................................................87

PART III.....................................................................................................87

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................87
     ITEM 11.   EXECUTIVE COMPENSATION.......................................................................87
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................87
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................87

PART IV......................................................................................................88

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................88

SIGNATURES...................................................................................................90


                                     PART I

ITEM 1.        Business


Provident Bancorp, Inc.

               Provident Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Provident Bank (the "Bank") for the purpose of acting as the stock holding company of the Bank. The Company's principal business is overseeing and directing the business of the Bank. At September 30, 2001, the Company's assets consist primarily of its investment in all outstanding capital stock of the Bank, and cash and securities totaling $9.4 million. At September 30, 2001, 3,608,166 shares, or 44.97%, of the Company's outstanding common stock, par value $0.10 per share, were held by the public, and 4,416,000 shares, or 55.03%, were held by Provident Bancorp, MHC, the Company's parent mutual holding company (the "Mutual Holding Company").

               The  Company's   office  is  located  at  400  Rella   Boulevard,
Montebello, New York 10901. The telephone number is (845) 369-8040.


Provident Bank

               The Bank was organized in 1888 as a New York-chartered mutual savings and loan association. It adopted a federal mutual charter in 1986 and reorganized into the stock form of ownership in 1999 as part of its reorganization into the mutual holding company structure. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is engaged primarily in the business of offering various FDIC-insured savings and demand deposits to customers through its 14 full-service offices, and using those deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential and commercial real estate loans, consumer loans, construction loans and commercial business loans. The Bank also invests in investment securities and mortgage-backed securities. Additional products and services offered include the sale of mutual funds and annuities, and investment management and trust services.

               The Bank's executive office is located at 400 Rella Boulevard, Montebello, New York 10901. The telephone number is (845) 369-8040.


Provident Bancorp, MHC

               The Mutual Holding Company was formed in January 1999 as part of the Bank's mutual holding company reorganization. The Mutual Holding Company is chartered under federal law and owns 55.03% of the outstanding common stock of the Company as of September 30, 2001. The Mutual Holding Company does not engage in any business activities other than owning the common stock of the Company, investing in liquid assets and contributing to local charities.

               The Mutual Holding Company's office is located at 400 Rella Boulevard, Montebello, New York 10901. The telephone number is (845) 369-8040.

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


Market Area

               The Bank is an independent community bank offering a broad range of customer-focused services as an alternative to money center banks in its market area. At September 30, 2001, the Bank's 14 branch offices consisted of 12 full-service banking offices in Rockland County, New York and two full-service supermarket branches in Orange County, New York. An additional supermarket branch was opened in October 2001. The Bank's primary market for deposits is currently concentrated around the areas where its full-service banking offices are located. The Bank's primary lending area also has been historically concentrated in Rockland and contiguous counties.

               Rockland County is a suburban market with a broad employment base. Rockland County also serves as a bedroom community for nearby New York City and other suburban areas including Westchester County and northern New Jersey. Neighboring Orange County, where the Bank operates two branches, is one of the two fastest growing counties in New York State. The favorable economic environment in the New York metropolitan area has led to an increase in residential and commercial construction activity in recent years.

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

               One- to Four-Family Real Estate Lending. The Bank offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $650,000. This portfolio totaled $358.2 million, or 58.2% of the Bank's total loan portfolio at September 30, 2001.

               The Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac secondary mortgage market standards, which are currently $275,000 for single-family homes. Private mortgage insurance is generally required initially for loans with loan-to-value ratios in excess of 80%. Loans in excess of conforming loan limits, in amounts of up to $500,000, are also generally underwritten to both Fannie Mae and Freddie Mac secondary mortgage market standards. These loans are generally eligible for sale to various conduit firms that specialize in the purchase of such non-conforming loans, although most of these loans are retained in the Bank's loan portfolio.

               The Bank's bi-weekly one- to four-family residential mortgage loans result in significantly shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account, which enables the Bank to avoid the cost of processing payments. As of September 30, 2001, bi-weekly loans totaled $106.4 million or 29.7% of the Bank's residential loan portfolio.

               The Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and the Bank's capital and liquidity position, the Bank may retain all of its newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored enterprises such as Fannie Mae and Freddie Mac. As a matter of policy, the Bank retains the servicing rights on all loans sold to generate fee income and reinforce its commitment to customer service. For the year ended September 30, 2001, the Bank sold no mortgage loans, compared with $808,000 and $14.1 million sold for the years ended September 30, 2000 and 1999, respectively. As of September 30, 2001 and 2000, the Bank's portfolio of loans serviced for others totaled $86.7 million and $98.5 million, respectively.

               The Bank currently offers several ARM loan products secured by residential properties with rates that adjust every six months to one year, after an initial fixed-rate period ranging from six months to five years. After the initial term, the interest rate on these loans is reset based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of six months to one year (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board and subject to certain limitations on interest rate changes. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2001, the Bank's ARM portfolio included $9.4 million in loans that re-price every six months, $22.1 million in one-year ARMs and $48.2 million in loans with an initial fixed-rate period ranging from three to five years.

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

               Commercial Real Estate Lending. The Bank originates real estate loans secured predominantly by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships. The Bank may, from time to time, purchase commercial real estate loan participations. Loans secured by commercial real estate totaled $129.3 million or 21.0% of the Bank's total loan portfolio at September 30, 2001, and consisted of 252 loans outstanding with an average loan balance of approximately $513,000. Substantially all of the Bank's commercial real estate loans are secured by properties located in its primary market area.

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

               In the underwriting of commercial real estate loans, the Bank generally lends up to 75% of the property's appraised value on apartment buildings and commercial properties. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, the Bank emphasizes primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of at least 110%), computed after deduction for a vacancy factor and property expenses deemed appropriate by the Bank. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. On all real estate loans, the Bank requires title insurance insuring the priority of its lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the Bank's security interest in the underlying property.

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

               Construction Loans. The Bank originates land acquisition, development and construction loans to builders in its market area. These loans totaled $19.5 million, or 3.2% of the Bank's total loan portfolio at September 30, 2001.

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

               Commercial Business Loans. In an effort to expand its customer account relationships and develop a broader mix of assets, the Bank makes various types of secured and unsecured commercial loans to customers in its market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate which is determined internally, or a short-term market rate index. The Bank may, from time to time, purchase commercial business loan participations. At September 30, 2001, the Bank had 375 commercial business loans outstanding with an aggregate balance of $31.4 million, or 5.1% of the total loan portfolio. As of September 30, 2001, the average commercial business loan balance was approximately $83,700.

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

               Consumer Loans. The Bank originates a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and prime rate variable lines-of-credit. As of September 30, 2001, consumer loans totaled $76.9 million, or 12.5% of the total loan portfolio.

               At September 30, 2001, the largest group of consumer loans consisted of $70.6 million of loans secured by junior liens on residential properties. The Bank offers fixed-rate, fixed-term second mortgage loans referred to as homeowner loans and adjustable-rate home equity lines of credit. As of September 30, 2001, homeowner loans totaled $39.5 million or 6.4% of the Bank's total loan portfolio. The disbursed portion of home equity lines of credit totaled $31.1 million, or 5.1% of the Bank's total loan portfolio, with $18.7 million remaining undisbursed.

               Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2001, these loans totaled $6.3 million, or 1.0% of the Bank's total loan portfolio. The Bank originates automobile loans directly to its customers and has no outstanding agreement with automobile dealerships to generate indirect loans. The Bank requires all borrowers to maintain collision insurance on automobiles securing consumer loans, with the Bank listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

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

               Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                September 30,
                                                      -----------------------------------------------------------------
                                                             2001                   2000                  1999
                                                      ------------------    -------------------    ------------------
                                                      Amount     Percent     Amount     Percent     Amount    Percent
                                                                                                 (Dollars in thousands)
One- to four-family residential mortgage loans      $ 358,198      58.2%   $ 343,871     57.5%   $ 344,731     60.2%
                                                    ---------      ----    ---------     ----    ---------     ----

Commercial real estate loans .................        129,295      21.0      124,988     20.9      110,382     19.3
Commercial business loans ....................         31,394       5.1       27,483      4.6       30,768      5.4
Construction loans ...........................         19,490       3.2       29,599      5.0       19,147      3.3
                                                    ---------      ----    ---------     ----    ---------     ----
  Total commercial loans .....................        180,179      29.3      182,070     30.5      160,297     28.0
                                                    ---------      ----    ---------     ----    ---------     ----

Home equity lines of credit ..................         31,125       5.1       28,021      4.7       25,380      4.4
Homeowner loans ..............................         39,501       6.4       37,027      6.2       34,852      6.1
Other consumer loans .........................          6,266       1.0        6,486      1.1        7,463      1.3
                                                    ---------      ----    ---------     ----    ---------     ----
  Total consumer loans .......................         76,892      12.5       71,534     12.0       67,695     11.8
                                                    ---------      ----    ---------     ----    ---------     ----

Total loans ..................................        615,269     100.0%     597,475    100.0%     572,723    100.0%

Allowance for loan losses ....................         (9,123)                (7,653)               (6,202)
                                                    ---------              ---------             ---------

Total loans, net .............................      $ 606,146              $ 589,822             $ 566,521
                                                    =========              =========             =========

                                                                    September 30,
                                                    ---------------------------------------------
                                                            1998                     1997
                                                      -------------------    --------------------
                                                       Amount    Percent       Amount    Percent

One- to four-family residential mortgage loans       $ 290,334      62.0%    $ 241,886     59.3%
                                                     ---------      ----     ---------     ----

Commercial real estate loans .................          71,149      15.1        62,910     15.4
Commercial business loans ....................          24,372       5.2        18,433      4.5
Construction loans ...........................          20,049       4.3        23,475      5.7
                                                     ---------      ----     ---------     ----
  Total commercial loans .....................         115,570      24.6       104,818     25.6
                                                     ---------      ----     ---------     ----

Home equity lines of credit ..................          26,462       5.7        31,571      7.8
Homeowner loans ..............................          27,208       5.8        19,160      4.7
Other consumer loans .........................           8,999       1.9        10,741      2.6
                                                     ---------      ----     ---------     ----
  Total consumer loans .......................          62,669      13.4        61,572     15.1
                                                     ---------      ----     ---------     ----

Total loans ..................................         468,573     100.0%      408,276    100.0%
                                                                   =====       =======    =====
Allowance for loan losses ....................          (4,906)                 (3,779)
                                                     ---------               ---------

Total loans, net .............................       $ 463,667                $404,497
                                                     =========                ========

               Loan Maturity Schedule. The following table summarizes the scheduled repayments of the Bank's loan portfolio at September 30, 2001. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                     One- to Four-Family Commercial Real Estate  Commercial Business
                                                    -------------------- ---------------------- ---------------------
                                                                Weighted             Weighted               Weighted
                                                                 Average              Average                Average
                                                      Amount      Rate     Amount      Rate       Amount      Rate
                                                    ---------     -----  ---------  ----------   ---------  ---------
                                                                        (Dollars in thousands)

Due During the Years Ending September 30,
2002 (1) ......................................      $ 12,785     7.96%  $ 15,255      6.88%      $ 19,210     6.65%
2003 to 2006 ..................................        58,050     8.36     43,983      8.04         12,105     7.81
2007 and beyond ...............................       287,363     7.24     70,057      8.01             79     8.64

   Total.......................................      $358,198     7.25%  $129,295      7.99%      $ 31,394     7.41%
                                                     ========            ========                 ========

                                                      Construction (2)          Consumer                Total
                                                    ---------------------- -------------------  ---------------------
                                                                 Weighted            Weighted               Weighted
                                                                  Average             Average               Average
                                                      Amount       Rate      Amount    Rate       Amount      Rate
                                                    ----------   --------  ---------  ------    ---------   --------
                                                                         (Dollars in thousands)

Due During the Years Ending September 30,
2002 (1) ......................................     $ 14,750       6.75%   $  8,354    11.04%   $ 70,354     6.97%
2003 to 2006 ..................................        3,563       5.88      31,272     8.21     148,973     7.88
2007 and beyond ...............................        1,177       7.49      37,266     7.69     395,942     7.45
                                                    --------       ----    --------    -----    --------     -----
   Total.......................................     $ 19,490       6.57%   $ 76,892     7.93%   $615,269     7.48%
                                                    ========               ========             ========

-------------------------------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2) Includes land acquisition loans.



The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2001 that are contractually due after September 30, 2002.


                                                         Due After September 30, 2002
                                                   --------------------------------------
                                                     Fixed       Adjustable        Total
                                                   ----------    ----------    ----------
                                                              (In thousands)
One- to four-family residential mortgage loans      $265,684      $ 79,729      $345,413
                                                    --------      --------      --------

Commercial real estate loans .................        42,721        71,319       114,040
Commercial business loans ....................         6,786         5,398        12,184
Construction loans ...........................           433         4,307         4,740
                                                    --------      --------      --------
               Total commercial loans ........        49,940        81,024       130,964
                                                    --------      --------      --------

Consumer loans ...............................        37,844        30,694        68,538
                                                    --------      --------      --------

               Total loans ...................      $353,468      $191,447      $544,915
                                                    ========      ========      ========

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

               The Bank's loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, closed on standard Fannie Mae/Freddie Mac documents, and sales conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not the Bank.

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

               The following table sets forth the loan origination, sale and repayment activities of the Bank for the last three fiscal years. The Bank has not purchased any loans in recent years.


                                                                                Year Ended September 30,
                                                                    2001                  2000                  1999
                                                                --------------       --------------       ---------------
                                                                                     (In thousands)
Unpaid principal balances at beginning of year..........       $       597,475       $      572,723       $       468,573
                                                               ---------------       --------------       ---------------

Originations by Type
  Adjustable-rate:
        One- to four-family.............................                12,711               16,792                17,563
        Commercial real estate..........................                 7,827               22,463                17,540
        Commercial business.............................                16,962               17,785                20,616
        Construction....................................                 5,803               15,630                16,941
        Consumer........................................                12,055               12,886                12,510
                                                               ---------------       --------------       ---------------
           Total adjustable-rate........................                59,558               85,556                85,170
                                                               ---------------       --------------       ---------------

  Fixed-rate:
        One- to four-family.............................                50,209               16,328               100,873
        Commercial real estate..........................                 5,396                3,014                22,244
        Commercial business.............................                 5,401               12,305                 4,584
        Construction....................................                 4,570                3,675                    --
        Consumer........................................                19,163               14,589                21,213
                                                               ---------------       --------------       ---------------
           Total fixed-rate.............................                84,739               49,911               148,914
                                                               ---------------       --------------       ---------------

        Total loans originated..........................               139,297              135,467               234,084

Principal repayments....................................              (121,129)            (109,580)             (115,525)
Sales   ................................................                    --                 (808)              (14,089)
Net recoveries (charge-offs)............................                    30                 (259)                 (294)
Net change in deferred loan fees and costs..............                  (186)                  86                   285
Transfers to real estate owned..........................                  (218)                (154)                 (311)
                                                               ----------------      ---------------      ----------------
Unpaid principal balances at end of year................               615,269              597,475               572,723

Allowance for loan losses...............................                (9,123)              (7,653)               (6,202)
                                                               ----------------      ---------------      ----------------

Net loans at end of year................................       $       606,146       $      589,822       $       566,521
                                                               ===============       ==============       ===============

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

               Loan Origination Fees and Costs. In addition to interest earned on loans, the Bank also receives loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. The Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $914,000 at September 30, 2001.

               To the extent that originated loans have been sold with servicing retained since January 1, 1997, the Bank has capitalized a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (currently Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Asset recognition of servicing rights on sales of originated loans was not permitted under accounting standards in effect prior to January 1,1997, when the Bank sold the majority of the loans it presently services for others. Originated mortgage servicing rights with an amortized cost of $201,000 are included in other assets at September 30, 2001. See also Notes 3 and 6 of the Notes to Consolidated Financial Statements.

               Loans to One Borrower. At September 30, 2001, the five largest aggregate amounts loaned to individual borrowers by the Bank (including any unused lines of credit) consisted of secured and unsecured financing of $8.1 million, $8.0 million, $7.1 million, $6.7 million and $5.1 million. See "REGULATION - Federal Regulation of Savings Institutions - Loans to One Borrower" for a discussion of applicable regulatory limitations.


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

               Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2001, the Bank had non-accrual loans of $2.3 million. The ratio of non-performing loans to total loans was 0.38% at September 30, 2001.

               Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2001, the Bank had REO of $109,000, total non-performing assets (non-accrual loans and REO) of $2.4 million, and a ratio of non-performing assets to total assets of 0.27%.

               The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.


                                              Loans Delinquent For
                                  --------------------------------------------
                                       60-89 Days           90 Days and Over            Total
                                  ---------------------  ---------------------   ---------------------
                                   Number      Amount      Number     Amount       Number     Amount
                                  ---------------------  ---------------------   ---------------------
                                                       (Dollars in thousands)
At September 30, 2001
      One- to four-family ..           9      $  935          21      $1,684          30      $2,619
      Commercial real estate           2         213           3         418           5         631
      Commercial business ..          --          --          --          --          --          --
      Construction .........          --          --          --          --          --          --
      Consumer .............           9         277           8         175          17         452
                                  ------      ------      ------      ------      ------      ------
        Total ..............          20      $1,425          32      $2,277          52      $3,702
                                  ======      ======      ======      ======      ======      ======

At September 30, 2000
      One- to four-family ..          14      $1,180          26      $2,496          40      $3,676
      Commercial real estate           2         270           5       1,149           7       1,419
      Commercial business ..          --          --          --          --          --          --
      Construction .........          --          --           1          27           1          27
      Consumer .............          10         187          23         359          33         546
                                  ------      ------      ------      ------      ------      ------
        Total ..............          26      $1,637          55      $4,031          81      $5,668
                                  ======      ======      ======      ======      ======      ======

At September 30, 1999
      One- to four-family ..          15      $1,834          37      $2,839          52      $4,673
      Commercial real estate           1          45           4       1,133           5       1,178
      Commercial business ..          --          --           2         208           2         208
      Construction .........          --          --           1          27           1          27
      Consumer .............          21         432          23         429          44         861
                                  ------      ------      ------      ------      ------      ------
        Total ..............          37      $2,311          67      $4,636         104      $6,947
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

                                                                    September 30,
                                            ------------------------------------------------------------
                                              2001         2000         1999         1998         1997
                                             ------       ------       ------       ------       ------
                                                               (Dollars in thousands)
Non-accrual loans:
  One- to four-family .................      $1,684       $2,496       $2,839       $2,965       $2,549
  Commercial real estate ..............         418        1,149        1,133          871        1,375
  Commercial business .................          --           --          208          368          243
  Construction ........................          --           27           27        1,256          276
  Consumer ............................         175          359          429          647          234
                                             ------       ------       ------       ------       ------
    Total non-performing loans ........       2,277        4,031        4,636        6,107        4,677
                                             ------       ------       ------       ------       ------

Real estate owned:
  One- to four-family .................         109          154          403           92          186
  Commercial real estate ..............          --           --           --          274           --
                                             ------       ------       ------       ------       ------
    Total real estate owned ...........         109          154          403          366          186
                                             ------       ------       ------       ------       ------

Total non-performing assets ...........      $2,386       $4,185       $5,039       $6,473       $4,863
                                             ======       ======       ======       ======       ======

Ratios:
  Non-performing loans to total loans .        0.38%        0.67%        0.82%        1.32%        1.16%
  Non-performing assets to total assets        0.27         0.50         0.62         0.94         0.75


               For the year ended September 30, 2001, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $165,000. Interest income actually recognized on such loans totaled $13,000.


               Classification of Assets. The Bank's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of September 30, 2001, the Bank had $3.5 million of assets designated as special mention.

               When the Bank classifies assets as either substandard or doubtful, it allocates for analytical purposes a portion of general valuation allowances or loss reserves to such assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When the Bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews the Bank's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of the Bank's assets at September 30, 2001, classified assets consisted of substandard assets of $3.4 million (loans receivable of $3.3 million and REO of $109,000) and doubtful assets (loans receivable) of $71,000. There were no assets classified as loss at September 30, 2001.

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

               At September 30, 2001, the allowance for loan losses was $9.1 million, which equaled 1.51% of net loans and 400.66% of non-performing loans. For the years ended September 30, 2001, 2000 and 1999, the Bank recorded net loan (recoveries) charge-offs of ($30,000), $259,000 and $294,000, respectively. Provisions for loan losses were $1.4 million, $1.7 million and $1.6 million during the respective fiscal years.

               The following table sets forth activity in the Bank's allowance for loan losses for the years indicated.


                                                                              Years Ended September 30,
                                                         --------------------------------------------------------------------
                                                             2001          2000           1999           1998           1997
                                                           -------       -------        -------        -------        -------
                                                                                (Dollars in thousands)
Balance at beginning of year ........................      $ 7,653       $ 6,202        $ 4,906        $ 3,779        $ 3,357
                                                           -------       -------        -------        -------        -------

Charge-offs:
  One- to four-family ...............................          (26)         (168)            (9)           (13)          (114)
  Commercial real estate ............................          (18)           (1)            --            (87)          (301)
  Commercial business ...............................         (115)           (6)          (567)           (10)          (173)
  Construction ......................................           --            --             --           (355)            --
  Consumer ..........................................           --          (195)          (346)          (200)          (171)
                                                           -------       -------        -------        -------        -------
      Total charge-offs .............................         (159)         (370)          (922)          (665)          (759)
                                                           -------       -------        -------        -------        -------

Recoveries:
  One- to four-family ...............................           --            24             --             --             42
  Commercial real estate ............................          147            --            101             --             --
  Commercial business ...............................           42            24            194             --             --
  Construction ......................................           --            --            286              2             32
  Consumer ..........................................           --            63             47             53             49
                                                           -------       -------        -------        -------        -------
      Total recoveries ..............................          189           111            628             55            123
                                                           -------       -------        -------        -------        -------

Net recoveries (charge-offs) ........................           30          (259)          (294)          (610)          (636)
Provision for loan losses ...........................        1,440         1,710          1,590          1,737          1,058
                                                           -------       -------        -------        -------        -------
Balance at end of year ..............................      $ 9,123       $ 7,653        $ 6,202        $ 4,906        $ 3,779
                                                           =======       =======        =======        =======        =======

Ratios:
  Net charge-offs to average loans outstanding ......           --%         0.04%          0.06%          0.14%          0.17%
  Allowance for loan losses to non-performing loans .       400.66        189.85         133.78          80.33          80.80
  Allowance for loan losses to total loans, net .....         1.51          1.30           1.09           1.06           0.93


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

                                                                    September 30,
                          ----------------------------------------------------------------------------------------------------
                                        2001                           2000                             1999
                          ----------------------------------------------------------------------------------------------------
                                                 Percent                           Percent                          Percent
                                                of Losses                         of Losses                        of Losses
                                        Loan     in Each                Loan       in Each               Loan       in Each
                                      Balances   Category             Balances    Category             Balances    Category
                          Loan Loss      by      to Total Loan Loss      by       to Total  Loan Loss      by       to Total
                          Allowance   Category    Loans   Allowance   Category      Loans   Allowance   Category      Loans
                          ---------   --------    -----   ---------   --------      -----   ---------   --------      -----
                                                                 (Dollars in thousands)
One- to four-family ..    $  2,638    $358,198     58.2%  $  2,423    $343,871       57.5%  $  2,091    $344,731       60.2%
Commercial real estate       3,930     129,295     21.0      3,210     124,988       20.9      2,416     110,382       19.3
Commercial business ..         841      31,394      5.1        481      27,483        4.6        254      30,768
                                                                                                                        5.4
Construction .........         871      19,490      3.2        733      29,599        5.0        614      19,147        3.3
Consumer .............         843      76,892     12.5        806      71,534       12.0        827      67,695       11.8
                          --------    --------    -----   --------    --------      -----   --------    --------

      Total ..........    $  9,123    $615,269    100.0%  $  7,653    $597,475      100.0%  $  6,202    $572,723      100.0%
                          ========    ========    =====   ========    ========      =====   ========    ========      =====


                                                   September 30,
                          -----------------------------------------------------------------
                                        1998                           1997
                          -----------------------------------------------------------------
                                                 Percent                           Percent
                                                of Losses                         of Losses
                                        Loan     in Each                Loan       in Each
                                      Balances   Category             Balances    Category
                          Loan Loss      by      to Total Loan Loss      by       to Total
                          Allowance   Category    Loans   Allowance   Category      Loans
                          ---------   --------    -----   ---------   --------      -----
                                                                 (Dollars in thousands)
One- to four-family ..    $  1,320    $290,334    62.0%   $    734    $241,886     59.3%
Commercial real estate       1,976      71,149    15.1       1,431      62,910     15.4
Commercial business ..         376      24,372     5.2         443      18,433      4.5
Construction .........         301      20,049     4.3         389      23,475      5.7
Consumer .............         933      62,669    13.4         782      61,572     15.1
                          --------    --------    -----   --------    --------    -----
    Total ............    $  4,906    $468,573   100.0%   $  3,779    $408,276    100.0%
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

               As of September 30, 2001, the Company's overall securities portfolio had a carrying value of $235.3 million. In accordance with SFAS No. 115, securities with a fair value of $163.9 million, or 18.6% of total assets, were classified as available for sale, while securities with an amortized cost of $71.4 million, or 8.1% of total assets, were classified as held to maturity. The estimated fair value of the held to maturity securities at September 30, 2001 was $73.7 million, which was $2.3 million more than their amortized cost.

               Government Securities. At September 30, 2001, the Company held $48.9 million, or 5.5% of total assets, in government securities at amortized cost, consisting primarily of U.S. Treasury and agency obligations with short- to medium-term maturities (one to five years), all of which were classified as available for sale. While these securities generally provide lower yields than other investments such as mortgage-backed securities, the Company's current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

               Corporate Bonds and Other Debt Securities. At September 30, 2001, the Company held $48.4 million in corporate debt securities, at amortized cost, all of which were classified as available for sale. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or agency security of comparable duration, corporate bonds also may have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, the Company's policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $2.0 million per issuer and a total portfolio limit of $40.0 million. The policy limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency and favors issues that are insured. In addition, the policy imposes limitations on a total investment to no more than $2.0 million per municipal issuer and a total portfolio limit of 5% of assets. At September 30, 2001, the Company held $11.9 million at amortized cost in bonds issued by states and political subdivisions, all of which were classified as held to maturity.

               Equity Securities. At September 30, 2001, the Company's equity securities portfolio at amortized cost totaled $1.3 million, all of which was classified as available for sale, and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. The Company also held $5.5 million of common stock in the FHLB of New York, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to borrow under the FHLB advance program.

               Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. The Company invests primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. The Company also invests to a lesser extent in securities backed by agencies of the U.S. Government. At September 30, 2001, the Company's mortgage-backed securities portfolio totaled $117.3 million at amortized cost, of which $57.9 million was available for sale and $59.4 million was held to maturity. Of this total, the CMO portfolio totaled $33.2 million, of which $28.8 million was available for sale and $4.4 million was held to maturity. The remaining mortgage-backed securities were pass-through securities.

               Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of the Company's mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than the estimated life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. The Company reviews prepayment estimates for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio.

               A portion of the Company's mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including REMICs, backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. The Company's practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

               Available for Sale Portfolio

               As of September 30, 2001, securities with a fair value of $163.9 million, or 18.6% of total assets, were classified as available for sale. Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations as well as investments in preferred and common stock, made up $104.4 million of this total, or 11.8% of total assets, with mortgage-backed securities totaling $59.5 million, or 6.8% of total assets.

               The following table sets forth the composition of the Company's available for sale portfolio at the dates indicated.

                                                                                       September 30,
                                                        ------------------------------------------------------------------------
                                                                  2001                     2000                     1999
                                                        ------------------------  ---------------------   ----------------------
                                                          Amortized      Fair      Amortized    Fair       Amortized    Fair
                                                            Cost        Value        Cost       Value        Cost       Value
                                                          --------     --------    --------    --------    --------    --------
                                                                                      (In thousands)
Investment Securities:
  U.S. Government securities ..........................    $ 22,125    $ 22,975    $ 33,004    $ 32,851    $ 31,657    $ 31,507
  Federal agency obligations ..........................      26,744      28,182      37,934      37,546      27,966      27,407
  Corporate debt securities ...........................      48,367      50,872      30,975      30,588      24,201      23,667
  State and municipal securities ......................          --          --      11,697      10,981      11,700      10,808
  Equity securities ...................................       1,290       2,372       3,201       4,383       3,175       3,236
                                                           --------    --------    --------    --------    --------    --------

  Total investment securities available for sale ......      98,526     104,401     116,811     116,349      98,699      96,625
                                                           --------    --------    --------    --------    --------    --------

Mortgage-Backed Securities:
  Pass-through securities:
       Fannie Mae .....................................      18,225      18,815      17,767      17,723      16,053      15,930
       Freddie Mac ....................................       6,361       6,842       2,344       2,383       3,252       3,306
       Other ..........................................       4,481       4,529       6,582       6,494       7,163       7,252
   CMOs and REMICs ....................................      28,811      29,341      19,553      19,208      25,625      25,274
                                                           --------    --------    --------    --------    --------    --------
  Total mortgage-backed securities available for sale .      57,878      59,527      46,246      45,808      52,093      51,762
                                                           --------    --------    --------    --------    --------    --------

  Total securities available for sale .................    $156,404    $163,928    $163,057    $162,157    $150,792    $148,387
                                                           ========    ========    ========    ========    ========    ========


               At September 30, 2001, the Company's available for sale U. S. Treasury securities portfolio, at amortized cost, totaled $22.1 million, or 2.5% of total assets and the federal agency securities in the Company's available for sale portfolio totaled $26.7 million, or 3.0% of total assets. Of the combined U.S. Government and agency portfolio, at amortized cost, $6.1 million had maturities of one year or less and a weighted average yield of 5.71% and $36.0 million had maturities of between one and five years, with a weighted average yield of 5.72%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months.

               Available for sale corporate debt securities, at amortized cost, totaled $48.4 million at September 30, 2001. Of these securities, at amortized cost, $46.1 million had maturities of less than five years, with a weighted average yield of 6.50%, and $2.2 million will mature between five and ten years, with a weighted average yield of 6.45%. Equity securities available for sale at September 30,2001 had an amortized cost of $1.3 million and a fair value of $2.4 million.

               At September 30, 2001, $29.1 million of the Company's available for sale mortgage-backed securities, at amortized cost, consisted of pass-through securities, which totaled 3.3% of total assets. At the same date, the amortized cost of the Company's available for sale CMO portfolio totaled $28.8 million, or 3.3% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 5.59%. The Company owns both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for the Company's portfolio of CMO's available for sale at September 30, 2001 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

               Held to Maturity Portfolio

               As of September 30, 2001, securities with an amortized cost of $71.4 million, or 8.1% of total assets, were classified as held to maturity. Mortgage-backed securities totaling $59.5 million, or 6.7% of total assets, made up the majority of this portfolio. Investment securities, consisting of municipal bonds, made up $11.9 million of this total, or 1.4% of total assets.

               The following table sets forth the composition of the Company's held to maturity portfolio at the dates indicated.

                                                                                           September 30,
                                                            ------------------------------------------------------------------------
                                                                      2001                     2000                     1999
                                                            ------------------------  ---------------------   ----------------------
                                                              Amortized      Fair      Amortized    Fair       Amortized    Fair
                                                                Cost        Value        Cost       Value        Cost       Value
                                                              --------     --------    --------    --------    --------    --------
                                                                                          (In thousands)
 nvestment Securities:
  State and municipal securities ........................     $11,906     $12,160     $ 2,991     $ 2,957     $ 2,987     $ 2,953
  Other .................................................          --          --         397         397         415         415
                                                              -------     -------     -------     -------     -------     -------
      Total investment securities held to maturity ......      11,906      12,160       3,388       3,354       3,402       3,368
                                                              -------     -------     -------     -------     -------     -------

Mortgage-Backed Securities:
  Pass-through securities:
      Ginnie Mae ........................................       3,510       3,611       4,279       4,275       5,106       5,140
      Fannie Mae ........................................      23,616      24,421      16,578      16,440      18,116      17,786
      Freddie Mac .......................................      26,477      27,394      17,105      16,902      22,014      21,900
      Other .............................................       1,491       1,542       2,283       2,343       2,453       2,499
  CMOs and REMICs .......................................       4,355       4,532       4,953       5,060       5,691       5,786
                                                              -------     -------     -------     -------     -------     -------
      Total mortgage-backed securities held to maturity .      59,449      61,500      45,198      45,020      53,380      53,111
                                                              -------     -------     -------     -------     -------     -------

Total securities held to maturity .......................     $71,355     $73,660     $48,586     $48,374     $56,782     $56,479
                                                              =======     =======     =======     =======     =======     =======


               At September 30, 2001, the Company's held to maturity mortgage-backed pass-through securities portfolio including CMOs totaled $59.4 million, of which $3.7 million had a weighted average yield of 6.12% and contractual maturities within five years; $14.2 million had a weighted average yield of 6.32% and contractual maturities of five to ten years; and $41.6 million had a weighted average yield of 6.67% and contractual maturities of over ten years. CMOs of $4.4 million are included in this portfolio, making up 0.5% of total assets. The estimated fair value of the Company's held-to-maturity CMO portfolio at September 30, 2001 was $4.5 million, or $177,000 more than the amortized cost. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

               The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2001 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

Investment Portfolio Maturity Schedule. The following table summarizes the composition and maturities of the Company's investment portfolio at September 30,2001


                                                                  More than One Year   More than Five Years
                                             One Year or Less     through Five Years    through Ten Years      More than Ten Years
                                          ---------------------  --------------------  ---------------------  ---------------------
                                                       Weighted              Weighted                                     Weighted
                                          Amortized    Average    Amortized   Average   Amortized             Amortized    Average
                                             Cost       Yield       Cost       Yield      Cost     Yield        Cost        Yield
                                          ---------     -----     --------   --------   --------   -----      ---------   --------
                                                                            (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
        Fannie Mae .....................   $     --       --%     $  3,693      6.24%   $    927    6.09%     $ 16,905       6.55%
        Freddie Mac ....................         --       --            --        --       5,781    6.37        21,094       5.67
        Other ..........................         --       --            --        --       4,594    6.33         4,884       5.50
                                           --------    -----      --------      ----    --------    ----      --------       ----

           Total .......................         --       --         3,693      6.24      11,302    6.33        42,883       6.00
                                           --------     ----      --------      ----    --------    ----      --------       ----

Investment Securities
        U.S. Gov't and agency securities      6,108     5.71        35,964      5.72       5,000    7.00         1,797       4.71
        Corporate debt securities ......         --       --        46,127      6.50       2,240    6.45            --         --
        Equity securities ..............         --       --            --        --          --      --         1,290         --
                                           --------    -----      --------      ----    --------    ----      --------       ----

           Total .......................      6,108     5.71        82,091      6.16       7,240    6.83         3,087       4.71
                                           --------    -----      --------      ----    --------    ----      --------       ----


    Total available for sale ...........   $  6,108     5.71%     $ 85,784      6.16%    $ 18,542    6.53%       $45,970       5.91%
                                           ========     ====      ========      ====     ========    ====        =======       ====


Held to Maturity:
Mortgage-Backed Securities
        Fannie Mae .....................   $     --       --%     $  1,846      5.89%   $  2,859    6.39%     $ 23,266       6.34%
        Freddie Mae ....................         26     6.10         1,693      6.59      10,744    6.19        14,040       6.87
        Ginnie Mae and other ...........         --       --           111      2.86         586    8.30         4,304       7.78
                                           --------     ----      --------      ----    --------    ----      --------       ----
           Total .......................         26     6.10         3,650      6.12      14,189    6.32        41,610       6.67


Investment Securities
        State and municipal securities..         --       --           604      3.90       6,727    4.07         4,575       4.46
                                           --------     ----      --------      ----    --------    ----      --------       ----

    Total held to maturity .............   $     26     6.10%     $  4,254      5.81%   $ 20,916    5.59%     $ 46,185       6.45%
                                           ========     ====      ========      ====    ========    ====      ========       ====


                                                     Total Securities
                                            -----------------------------------
                                                                      Weighted
                                            Amortized      Fair       Average
                                              Cost        Value        Yield
                                            --------    ---------     --------
(Dollars in thousands)

Available for Sale:
Mortgage-Backed Securities
        Fannie Mae .....................    $ 21,525      $ 22,138      6.47%
        Freddie Mac ....................      26,875        27,749      5.82
        Other ..........................       9,478         9,640      5.90


           Total .......................      57,878        59,527      6.07
                                            --------      --------      ----

Investment Securities
        U.S. Gov't and agency securities      48,869        51,157      5.81
        Corporate debt securities ......      48,367        50,872      6.50
        Equity securities ..............       1,290         2,372        --
                                            --------      --------      ----

           Total .......................      98,526       104,401      6.07
                                            --------      --------      ----


    Total available for sale ...........    $156,404      $163,928      6.07%
                                            ========      ========



Held to Maturity:
Mortgage-Backed Securities
        Fannie Mae .....................    $ 27,971      $ 28,953      6.32%
        Freddie Mae ....................      26,477        27,394      6.58
        Ginnie Mae and other ...........       5,001         5,153      7.74
                                            --------      --------      ----
           Total .......................      59,449        61,500      6.56


Investment Securities
        State and municipal securities .      11,906        12,160      4.21
                                            --------      --------      ----

    Total held to maturity .............    $ 71,355      $ 73,660      6.16%
                                            ========      ========      ====

Sources of Funds

               General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. To a lesser extent, the Bank uses borrowed funds (primarily FHLB advances) to fund its operations.

               Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. The Bank provides commercial checking accounts for small to moderately-sized businesses, as well as low-cost checking account services for low-income customers.

               At September 30, 2001, the Bank's deposits totaled $653.1 million. Interest-bearing deposits totaled $578.7 million, and non-interest bearing demand deposits totaled $74.4 million. NOW, savings and money market deposits totaled $333.4 million at September 30, 2001. Also at that date, the Bank had a total of $245.3 million in certificates of deposit, of which $218.9 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

               The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. It relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, it does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits.

               The following table sets forth the distribution of the Bank's deposit accounts, by account type, at the dates indicated.

                                                                          September 30,
                                           2001                               2000                             1999
                              -------------------------------   --------------------------------   ----------------------------
                                                    Weighted                           Weighted                        Weighted
                                                     Average                            Average                         Average
                               Amount     Percent     Rate       Amount       Percent    Rate       Amount    Percent     Rate
                              -------------------------------   --------------------------------   ----------------------------
                                                                      (Dollars in thousands)
Demand deposits
Retail ....................   $ 41,280       6.3%       --%     $ 38,145        6.3%       --%     $ 35,701       6.1%      --%
Commercial ................     33,081       5.1        --        28,324        4.7        --        24,147       4.1       --
                              --------      ----      ----      --------       -----      -----    --------     -----    -----
     Total demand deposits      74,361      11.4        --        66,469       11.0        --        59,848      10.2       --
NOW deposits ..............     63,509       9.7       0.49       54,800        9.0       1.01       47,129       8.0     1.01
Savings deposits ..........    160,777      24.6       1.05      161,987       26.6       2.02      161,809      27.6     2.02
Money market deposits .....    109,126      16.7       1.81       76,332       12.5       2.55       80,033      13.6     2.75
                              --------      ----      ----      --------       -----      -----    --------     -----    -----
                               407,773      62.4       1.00      359,588       59.1      1.61      348,819      59.4     1.70
Certificates of deposit....    245,327      37.6       4.63      249,388       40.9      5.83      237,821      40.6     4.82
                              --------      ----      ----      --------       -----      -----    --------     -----    -----

Total deposits.............  $ 653,100     100.0%      2.31%    $ 608,976      100.0%     3.34%    $586,640     100.0%    2.97%
                             =========     =====       ====     =========      =====      ====     ========     =====     ====

               The following table sets forth, by interest rate ranges, information concerning the Bank's certificates of deposit at the dates indicated.

                                               At September 30, 2001
                       ---------------------------------------------------------------------        Total at
                                                  Period to Maturity                              September 30,
                       ---------------------------------------------------------------------  -------------------
                       Less than  One to     Two to        More than                Percent
 Interest Rate Range   One Year   Two Years  Three Years   Three Years    Total     of Total   2000        1999
 -------------------   --------   ---------  -----------   -----------  --------    --------  -------    --------
                                                       (Dollars in thousands)
4.00% and below ....   $104,308   $  3,760    $     93      $     --    $108,161      44.1%   $  2,350   $ 14,019
4.01% to 5.00%......     25,000      4,975       2,259         1,551      33,785      13.8      14,436    135,380
5.01% to 6.00% .....     25,240      3,693         147         1,336      30,416      12.4     155,499     77,889
6.01% to 7.00% .....     62,302      2,495          --           658      65,455      26.7      69,936      7,026
7.01% and above ....      2,000      5,510          --            --       7,510       3.0       7,167      3,507
                       --------   --------    --------      --------    --------     -----    --------   --------

    Total ..........   $218,850   $ 20,433    $  2,499      $  3,545    $245,327     100.0%   $249,388   $237,821
                       ========   ========    ========      ========    ========     =====    ========   ========



               The following table sets forth the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 2001.

                                                                               Maturity
                                                  -----------------------------------------------------
                                                   3 Months    Over 3 to 6   Over 6 to 12      Over 12
                                                    or Less      Months         Months          Months       Total
                                                   --------    -----------   ------------      --------     --------
                                                                           (In Thousands)
Certificates of deposit less than $100,000 ....    $ 97,460      $ 47,835       $ 43,741       $ 23,631     $212,667
Certificates of deposit of $100,000 or more (1)      14,101         8,368          7,345          2,846       32,660
                                                   --------      --------       --------       --------     --------
     Total of certificates of deposit .........    $111,561      $ 56,203       $ 51,086       $ 26,477     $245,327
                                                   ========      ========       ========       ========     ========


(1) The weighted average interest rates for these accounts, by maturity period, are 4.63% for 3 months or less; 4.18% for 3 to 6 months; 4.33% for 6 to 12 months; and 5.98% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.57%.


               Borrowings. At September 30, 2001, the Bank had $110.4 million of borrowings, consisting of FHLB advances and repurchase agreements. FHLB borrowings were $122.0 million as of September 30, 2000 and $115.5 million as of September 30, 1999. At September 30, 2001, the Bank had access to additional FHLB borrowings of up to $193.7 million.

               The following table sets forth information concerning balances and interest rates on the Bank's FHLB advances and repurchase agreements at the dates and for the periods indicated.

                                                             Years Ended September 30,
                                                         ---------------------------------
                                                         2001          2000           1999
                                                         ----          ----           ----
                                                              (Dollars in thousands)
Balance at end of year............................... $110,427       $121,975      $115,515
Average balance during year..........................  113,975        122,315        74,319
Maximum outstanding at any month end.................  135,727        131,458       118,526
Weighted average interest rate at end of year........     5.32%          6.36%         5.60%
Average interest rate during year....................     5.98%          5.98%         5.53%

Subsidiary Activities

               Provest Services Corp. I is a wholly-owned subsidiary of the Bank holding an investment in a limited partnership which operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of the Bank which has engaged a third-party provider to sell annuities and mutual funds to the Bank's customers. Through September 30, 2001, the activities of these subsidiaries have had an insignificant effect on the Bank's consolidated financial condition and results of operations. During fiscal 1999, the Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust ("REIT"). The REIT holds both residential and commercial real estate loans.

Competition

               The Bank faces significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than the Bank, and many of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. The Bank has emphasized personalized banking and the advantage of local decision making in its banking business and this strategy appears to have been well received in the Bank's market area. The Bank does not rely on any individual, group, or entity for a material portion of its deposits.

Employees

               As of September 30, 2001, the Bank had 219 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Federal Regulation of Savings Institutions

               Business Activities. The activities of savings institutions are governed by the Home Owners Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

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

               Qualified Thrift Lender Requirement. The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test". The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

               The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of September 30, 2001, the Bank met the QTL test.

               Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of September 30, 2001, the Bank was a "well-capitalized" institution.

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

               Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties", including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

               At September 30, 2001, the Bank exceeded each of the OTS capital requirements as summarized below:

                                                                          To Be Well Capitalized
                                                         For Capital      Under Prompt Corrective
                                     Actual           Adequacy Purposes      Action Provisions
                                -------------------   -----------------   -----------------------
                                 Amount   Ratio (1)   Amount  Ratio (1)      Amount   Ratio(1)
                                 ------   ---------   ------  ---------      ------   --------
                                                   (Dollars in thousands)
Tangible capital ..........     $88,526   10.20%     $13,015    1.5%        $    --     --%
Tier I core capital .......      88,526   10.20       34,706    4.0          43,383    5.0
Tier I risk-based capital..      88,526   16.91           --     --          31,404    6.0
Total risk-based capital...      95,100   18.17       41,873    8.0          52,341   10.0



(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

               Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized", and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized". Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized". The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

               At September 30, 2001, the Bank was categorized as "well capitalized", meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Federal Home Loan Bank System

               The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 2001, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

               The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2001, the Bank was in compliance with these reserve requirements.

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

               The OTS has proposed new rules which would require savings and loan holding companies to notify the OTS prior to engaging in transactions which
(i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more;
(ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's ratio of consolidated tangible capital to consolidated tangible assets by 10% or more during the 12-month period. The OTS has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

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

ITEM 2. Properties

Properties

               As of September 30, 2001, the Bank leases ten properties, including its headquarters location, from third parties under terms and conditions considered by management to be favorable to the Bank. In addition, the Bank owns six properties. Following is a list of the Bank's locations:

Corporate Office, Commercial Lending
Group, and Investment Management and
Trust Department

400 Rella Boulevard                1 Lake Road West
Montebello, NY 10901               Congers, NY 19020
(845) 369-8040                     (845) 267-2180

Rockland County Branches:          71 Lafayette Avenue
                                   Suffern, NY 10901
44 W. Route 59                     (845) 369-8350
Nanuet, NY 10954
(845) 627-6180                     26 North Middletown Rd.
                                   (In the ShopRite Supermarket)
38-40 New Main Street              Pearl River, NY 10965
Haverstraw, NY 10927               (845) 627-6170
(845) 942-3880
                                   196 Rt. 59
375 Rt. 303 at Kings Highway       Suffern, NY 10901
Orangeburg, NY 10962               (845) 369-8360
(845) 398-4810
                                   1633 Rt. 202
148 Rt. 9W                         Pomona, NY 10970
Stony Point, NY 10980              (845) 364-5690
(845) 942-3890
                                   44 North Main Street
179 South Main Street              (In the ShopRite Supermarket) (Opened 10/01)
New City, NY 10956                 New City, NY 10956
(845) 639-7750                     (845) 639-7650

72 West Eckerson Rd.
Spring Valley, NY 10977            Orange County Branches:
(845) 426-7230
                                   125 Dolson Avenue
715 Route 304                      (In the ShopRite Supermarket)
Bardonia, NY  10954                Middletown, NY 10940
(845) 623-6340                     (845)-342-5777

                                   153 Rt. 94
                                   (In the ShopRite Supermarket)
                                   Warwick, NY 10990
                                   (845) 986-9540

ITEM 3. Legal Proceedings

               The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of stockholders during the quarter ended September 30, 2001.


                                     PART II


ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

               The common stock of the Company is quoted on the Nasdaq National Market under the symbol "PBCP." As of September 30, 2001, the Company had seven registered market makers, 3,245 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 8,024,166 shares outstanding. As of such date, Provident Bancorp, MHC (the "Mutual Holding Company"), held 4,416,000 shares of common stock and stockholders other than the Mutual Holding Company held 3,608,166 shares.

               The following table sets forth market price and dividend information for the common stock for the past two fiscal years.


                                                          Cash Dividends
             Quarter Ended           High        Low        Declared
             -------------           ----        ---        --------

           December 31, 1999        $16.75      $12.50       $ 0.03
           March 31, 2000            16.13       14.00         0.04
           June 30, 2000             15.88       14.13         0.04
           September 30, 2000        16.00       14.63         0.04

           December 31, 2000         16.63       15.19         0.04
           March 31, 2001            17.81       15.75         0.05
           June 30, 2001             21.52       17.00         0.06
           September 30, 2001        21.65       17.65         0.07


               Payment of dividends on the Company's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

             In accordance with regulations, the Mutual Holding Company waived receipt of dividends declared by the Company during the fourth quarter of fiscal 2000 and all of fiscal 2001 after obtaining OTS approval to do so. In total, the Mutual Holding Company has waived receipt of $1.3 million in dividends through September 30, 2001.

ITEM 6.        Selected Financial Data

               The following financial condition data and operating data are derived from the audited consolidated financial statements of Provident Bancorp, Inc. (the "Company"), or prior to January 7, 1999, Provident Bank (the "Bank"). Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this report, respectively.


                                                                  At September 30,
                                          ----------------------------------------------------------------
                                            2001          2000          1999          1998          1997
                                          --------      --------      --------      --------      --------
                                                               (Dollars in thousands)
Selected Financial Condition Data:
Total assets ...................          $881,260      $844,303      $814,518      $691,068      $648,742
Loans, net .....................           606,146       589,822       566,521       463,667       404,497
Securities available for sale...           163,928       162,157       148,387        97,983        84,670
Securities held to maturity ....            71,355        48,586        56,782        98,402       126,266
Deposits .......................           653,100       608,976       586,640       573,174       546,846
Borrowings .....................           110,427       127,571       117,753        49,931        41,623
Equity .........................           102,620        90,986        90,299        55,200        50,399


                                                                                       Years Ended September 30,
                                                                   ------------------------------------------------------------
                                                                     2001         2000         1999         1998         1997
                                                                   --------     --------     --------     --------     --------
                                                                                        (Dollars in thousands)
Selected Operating Data:

Interest and dividend income ................................      $60,978      $58,899      $52,267      $47,948      $46,555
Interest expense ............................................       26,244       26,034       21,589       20,880       20,179
                                                                   -------      -------      -------      -------      -------
      Net interest income ...................................       34,734       32,865       30,678       27,068       26,376
Provision for loan losses ...................................        1,440        1,710        1,590        1,737        1,058
                                                                   -------      -------      -------      -------      -------
      Net interest income after provision for loan losses....       33,294       31,155       29,088       25,331       25,318
Non-interest income .........................................        4,706        3,391        3,103        3,080        2,711
Non-interest expense  (1) ...................................       26,431       25,808       26,303       21,823       20,602
                                                                   -------      -------      -------      -------      -------
Income before income tax expense ............................       11,569        8,738        5,888        6,588        7,427
Income tax expense ..........................................        4,087        2,866        1,958        2,346        2,829
                                                                   -------      -------      -------      -------      -------

      Net income  (1) .......................................      $ 7,482      $ 5,872      $ 3,930      $ 4,242      $ 4,598
                                                                   =======      =======      =======      =======      =======


                                                        (Footnotes on next page)

                                                                                    At or for the Years Ended September 30,
                                                                           -------------------------------------------------------
                                                                              2001        2000        1999        1998     1997
                                                                              ----        ----        ----        ----     ----
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)............    0.87%       0.70%       0.52%       0.64%     0.72%
Return on equity (ratio of net income to average equity)..................    7.71        6.58         5.03        7.94      9.51
Average interest rate spread (2)..........................................    3.56        3.51         3.66        3.79      3.92
Net interest margin (3)...................................................    4.20        4.12         4.24        4.28      4.36
Efficiency ratio (4)......................................................   67.02       71.18        77.86       72.39     70.83
Non-interest expense to average total assets..............................    3.06        3.08         3.47        3.29      3.24
Average interest-earning assets to average interest-bearing liabilities...  120.20      118.54       119.28      114.88    113.07

Per Share and Related Data:
  Basic earnings per share (5)............................................ $  0.98     $  0.76        $0.40          --        --
  Diluted earnings per share .............................................    0.97        0.76         0.40          --        --
  Dividends per share ....................................................    0.22        0.15         0.06          --        --
  Dividend payout ratio (6)...............................................   22.45%      19.74%       15.00%         --        --
  Book value per share (7)................................................ $ 12.79     $ 11.26       $10.91          --        --
          ................................................................

Asset Quality Ratios:
Non-performing assets to total assets.....................................    0.27%      0.50%        0.62%       0.94%     0.75%
Non-performing loans to total loans.......................................    0.38        0.67         0.82        1.32      1.16
Allowance for loan losses to non-performing loans.........................  400.66      189.85       133.78       80.33     80.80
Allowance for loan losses to total loans..................................    1.51        1.30         1.09        1.06      0.93

Capital Ratios:
Equity to total assets at end of year.....................................   11.64%      10.77%       11.09%       7.99%     7.77%
Average equity to average assets..........................................   11.24       10.67        10.29        8.05      7.59
Tier 1 leverage ratio (Bank only).........................................   10.20        9.59         9.56        7.37      6.96


-------------------------------
(1) Non interest expense for fiscal 1999 includes special charges totaling approximately $1.5 million in connection with a computer system conversion ($1.1 million) and establishment of the employee stock ownership plan ("ESOP") ($371,000). Excluding these special charges, net income after taxes would have been approximately $4.9 million for fiscal 1999.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5) Basic earnings per share for fiscal 1999 was computed for the nine-month period following the stock offering based on net income of approximately $3.2 million for that period and 8,041,018 average common shares.
(6) For fiscal 1999, the payout ratio is based on dividends of $0.06 per share and nine-month earnings of $0.40 per share. Based on six- month earnings of $0.29 per share for the third and fourth quarters of fiscal 1999, the dividend payout ratio would have been 20.69%.
(7) Book value per share is based on total shareholders' equity and 8,024,166, 8,077,800 and 8,280,000 outstanding common shares at September 30, 2001, 2000 and 1999, respectfully. For this purpose, common shares include unallocated ESOP shares but exclude treasury shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

               Provident Bank (the "Bank") is a federally chartered thrift institution operating as a community bank and conducting business primarily in Rockland County, New York. On January 7, 1999, the Bank completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc. (the "Company"), which is the Bank's stock holding company, sold 3,864,000 shares or 46.67% of its common stock to the public and issued 4,416,000 shares or 53.33% to Provident Bancorp, MHC. As a result of the stock offering, the Company raised net proceeds of approximately $37.1 million, prior to the purchase of stock by the Employee Stock Ownership Plan (the "ESOP"). The ESOP, which did not purchase shares in the offering, purchased 8% of the shares issued to the public, or 309,120 shares, in the open market during January and February 1999. The financial condition and results of operations of the Company are being discussed on a consolidated basis with the Bank. Reference to the Company may signify the Bank, depending on the context and time period.

               The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income on its earning assets, such as loans and securities, and the interest expense paid on its deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking service fees and income from loan servicing. The Company's non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising and promotion expense and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


Management Strategy

               Management intends to continue the Bank's growth as an independent community bank offering a broad range of customer-focused services as an alternative to money center banks in its market area, positioning the Bank for sustainable long-term growth. In recent years, management determined that the success of the Bank would be enhanced by operating as a community bank rather than a traditional thrift institution. As a result, management implemented a business strategy that included: (i) creating an infrastructure for commercial and consumer banking, including an experienced commercial loan department and delivery systems to accommodate the needs of business and individual customers; and (ii) placing a greater emphasis on commercial real estate and business lending, as well as checking and other transaction accounts. Highlights of management's business strategy are as follows:

               Community banking and customer service: As an independent community bank, a principal objective of the Bank is to respond to the financial services needs of its consumer and commercial customers. Management has implemented new technologies to offer customers new financial products and services including PC banking, cash management services and sweep accounts, and intends to continue to do so as market and regulatory conditions permit. The Bank has also begun to offer asset management and trust services and intends to offer personal financial planning services in the near future.

               Growing and diversifying the loan portfolio: The Bank also offers a broad range of products to commercial businesses and real estate owners and developers. Commercial and real estate loans improve the yield of the overall portfolio and shorten its average maturity. The Bank has established experienced commercial loan and loan administration departments to assure the continued growth and careful management of the quality of its assets.

               Expanding the retail banking franchise: Management intends to continue to expand the retail banking franchise and to increase the number of households served in the Bank's market area. Management's strategy is to deliver exceptional customer service, which depends on up-to-date technology and convenient access, as well as courteous personal contact from a trained and motivated workforce. In addition, acknowledging the time pressures on the two-income families typical to its market area, seven of the Bank's branch offices are now open seven days a week. The Bank also has 20 automated teller machines ("ATM") including nine new, advanced-function ATMs that deliver change to the penny, in addition to the more typical ATM functions. Its ATMs also participate in networks that permit customers to access their accounts through ATMs worldwide. The Bank fosters a sales culture in its branch offices that emphasizes transaction accounts, the account most customers identify with "their" bank. During and immediately following the close of fiscal 2001, the Bank opened two additional branches in Rockland County, adding to its base of 11 conveniently located branches in Rockland County and two in Orange County.

               In November 2001, the Bank entered into an agreement and plan of merger with The National Bank of Florida ("NBF"), a commercial bank in Orange County that had total assets of $99.7 million and deposits of $81.2 million at September 30, 2001. The Bank will acquire all of the outstanding common shares of NBF in an all-cash transaction valued at approximately $28.1 million. Consummation of the merger is subject to approval by NBF shareholders and the receipt of all required regulatory approvals. As a result of the merger, which is anticipated to take place by the end of the first calendar quarter of 2002, NBF's main office and branch office will become branch offices of the Bank. The Bank intends to pursue opportunities to expand its branch network further as market conditions permit.


Analysis of Net Interest Income

               Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

               The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended September 30, 2001, 2000 and 1999. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are monthly average balances which, in the opinion of management, are not materially different from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.



                                                                    Years Ended September 30,
                                                             2001                                2000
                                             -----------------------------------  ----------------------------------
                                               Average                              Average
                                             Outstanding                          Outstanding
                                               Balance      Interest  Yield/Rate    Balance    Interest   Yield/Rate
                                             -----------    --------- ----------  -----------  --------   ----------
                                                        (Dollars in thousands)
Interest-earning assets:
Loans (1) ..................................    $590,298    $ 46,434     7.87%     $577,119    $ 45,043     7.80%
Securities available for sale ..............     159,185       9,598     6.03       159,287       9,719      6.10
Securities held to maturity ................      66,253       4,318     6.52        52,515       3,549      6.76
Other ......................................      10,983         628     5.72         9,119         588      6.45
                                                --------    --------     ----      --------    --------    ------
       Total interest-earning assets .......     826,719      60,978     7.38       798,040      58,899      7.38
                                                            --------               --------
Non-interest-earning assets ................      36,624                             38,770
                                                --------                           --------
Total assets...............................     $863,343                           $836,810
                                                ========                           ========

Interest-bearing liabilities:
Savings deposits (2) .......................    $177,994    $  2,898     1.63      $177,077       3,435      1.94
Money market deposits ......................      86,717       2,245     2.59        77,475       2,029      2.62
NOW deposits ...............................      57,806         365     0.63        52,052         470      0.90
Certificates of deposit ....................     251,299      13,915     5.54       244,279      12,787      5.23
Borrowings .................................     113,975       6,821     5.98       122,315       7,313      5.98
                                                --------    --------               --------    --------   -------
     Total interest-bearing liabilities ....     687,791      26,244     3.82       673,198      26,034      3.87

 .Non-interest-bearing liabilities ..........      78,547                             74,316
                                                --------                           --------
     Total liabilities .....................     766,338                            747,514
Equity .....................................      97,005                             89,296
                                                                                   --------
     Total liabilities and equity ..........    $863,343                           $836,810
                                                ========                           ========

Net interest income ........................                $ 34,734                           $ 32,865
                                                            ========                           ========
Net interest rate spread (3) ...............                             3.56                                3.51
Net interest-earning assets (4) ............    $138,928                           $124,842
                                                ========                           ========
Net interest margin (5) ....................                             4.20                                4.12
Ratio of interest-earning assets
      to interest-bearing liabilities ......      120.20%                            118.54%
                                                  ======                             ======



                                                   Years Ended September 30,
                                                               1999
                                              ----------------------------------
                                                Average
                                              Outstanding
                                                Balance   Interest     Yield/Rate
                                               --------   --------     ----------
                                                     (Dollars in thousands)
Interest-earning assets:
Loans (1) ..................................   $526,139    $ 40,209       7.64%
Securities available for sale ..............    120,329       7,192        5.98
Securities held to maturity ................     71,987       4,520        6.28
Other ......................................      5,229         346        6.62
                                               --------    --------    --------
       Total interest-earning assets .......    723,684      52,267        7.22
                                                           --------
Non-interest-earning assets ................     35,165
                                               --------
Total assets...............................    $758,849
                                               ========

Interest-bearing liabilities:
Savings deposits (2) .......................   $171,585       3,398        1.98
Money market deposits ......................     79,568       2,049        2.58
NOW deposits ...............................     45,628         467        1.02
Certificates of deposit ....................    235,620      11,560        4.91
Borrowings .................................     74,328       4,115        5.53
                                               --------    --------    --------
     Total interest-bearing liabilities ....    606,729      21,589        3.56
                                                -------    --------
 .Non-interest-bearing liabilities ..........     74,064
                                               --------
     Total liabilities .....................    680,793
Equity .....................................     78,056
                                               --------
     Total liabilities and equity ..........   $758,849
                                               ========

Net interest income ........................               $ 30,678
                                                           ========
Net interest rate spread (3) ...............                               3.66
Net interest-earning assets (4) ............   $116,955
                                               ========
Net interest margin (5) ....................                               4.24
Ratio of interest-earning assets
      to interest-bearing liabilities ......     119.28%
                                                 ======

-------------------------------
(1) Balances include the effect of net deferred loan origination fees and costs, and the allowance for loan losses.
(2)  Includes club accounts and interest-bearing mortgage escrow balances.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

               The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company's interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and
(ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                                  Years Ended September 30,
                                             ------------------------------------------------------------------
                                                      2001 vs. 2000                    2000 vs. 1999
                                             --------------------------------  --------------------------------
                                             Increase (Decrease)                Increase (Decrease)
                                                   Due to            Total             Due to           Total
                                             -------------------    Increase   --------------------   Increase
                                             Volume       Rate     (Decrease)   Volume        Rate    (Decrease)
                                             ------     --------    --------   --------      ------   ---------

                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans ................................    $ 1,060     $   331     $ 1,391     $ 4,119     $   715     $ 4,834
  Securities available for sale ........         (6)       (115)       (121)      2,380         147       2,527
  Securities held to maturity ..........        899        (130)        769      (1,296)        325        (971)
  Other ................................        112         (72)         40         251          (9)        242
                                            -------     -------     -------     -------     -------     -------

       Total interest-earning assets ...      2,065          14       2,079       5,454       1,178       6,632
                                            -------     -------     -------     -------     -------     -------

Interest-bearing liabilities:
  Savings deposits .....................         23        (560)       (537)        109         (72)         37
  Money market deposits ................        239         (23)        216         (53)         33         (20)
  NOW deposits .........................         48        (153)       (105)         62         (59)          3
  Certificates of deposit ..............        369         759       1,128         442         785       1,227
  Borrowings ...........................       (492)         --        (492)      2,848         350       3,198
                                            -------     -------     -------     -------     -------     -------

      Total interest-bearing liabilities        187          23         210       3,408       1,037       4,445
                                            -------     -------     -------     -------     -------     -------

Change in net interest income ..........    $ 1,878     $    (9)    $ 1,869     $ 2,046     $   141     $ 2,187
                                            =======     =======     =======     =======     =======     =======


Comparison of Financial Condition at September 30, 2001 and September 30, 2000

               Total assets increased to $881.3 million at September 30, 2001 from $844.3 million at September 30, 2000, an increase of $37.0 million, or 4.4%. The asset growth was primarily attributable to overall increases of $16.3 million in net loans and $24.5 million in securities.

               Net Loans. Net loans increased by $16.3 million, or 2.8%, in the year ended September 30, 2001, primarily due to increases of $14.3 million in residential mortgage loans. Residential mortgage loans increased to $358.2 million at September 30, 2001, from $343.9 million at September 30, 2000, a growth rate of 4.2%. The commercial loan portfolio (which includes commercial mortgage, construction and commercial business loans) decreased to $180.2 million at September 30, 2001, from $182.1 million at September 30, 2000 reflecting the slowing economic growth in the Bank's market area. The small decline in the commercial portfolio was primarily attributable to a decrease of $10.1 million in commercial construction loans to $19.5 million from $29.6 million, partially offset by increases in commercial mortgage loans of $4.3 million and commercial business loans of $3.9 million. Total consumer loans increased by $5.4 million. The allowance for loan losses increased by $1.4 million to $9.1 million at September 30, 2001 from $7.7 million at September 30, 2000. Asset quality remains high, with a ratio of non-performing loans ("NPLs") to total loans of 0.38% at September 30, 2001, an improvement from 0.67% at September 30, 2000.

               Securities. The total securities portfolio increased by $24.5 million to $235.3 million at September 30, 2001 from $210.7 million at September 30, 2000. This net increase reflects a $1.7 million increase in securities available for sale to $163.9 million from $162.2 million and a $22.8 million increase in securities held to maturity to $71.4 million at September 30, 2001 from $48.6 million at September 30, 2000. During fiscal 2001, the Company reclassified its municipal debt securities, which had an amortized cost of $12.0 million at September 30, 2000, from the available for sale portfolio to the held to maturity portfolio, based on its present intent to retain these securities.

               Deposits. Total deposits increased by $44.1 million to $653.1 million at September 30, 2001 from $609.0 million at September 30, 2000. Total transaction account balances increased by $16.6 million, or 13.7%, in the year ended September 30, 2001, to $137.9 million from $121.3 million at September 30, 2000. Total savings and money market account balances increased by $31.6 million, or 13.3%, to $269.9 million at September 30, 2001 from $238.3 million at September 30, 2000. Total certificates of deposits decreased by $4.1 million, or 1.6%, to $245.3 million at September 30, 2001 from $249.4 million at September 30, 2000. As interest rates declined, many Bank customers allowed maturing higher rate certificates of deposit to roll into savings or money market accounts rather than lock in the lower rates in effect.

               Borrowings. Total borrowings decreased by $11.5 million to $110.4 million at September 30, 2001 from $122.0 million at September 30, 2000. The Bank was able to pay down borrowings, as the growth in transaction and savings accounts was sufficient to fund asset growth.

               Stockholders' Equity. Stockholders' equity increased by $11.6 million, or 12.8%, to $102.6 million at September 30, 2001 compared to $91.0 million at September 30, 2000, reflecting fiscal year net income of $7.5 million and a $4.9 million improvement in accumulated other comprehensive income (loss), principally the after-tax net unrealized gains and losses on the available-for-sale securities portfolio. Allocation of ESOP shares totaling $555,000 and vesting of shares issued under the Bank's recognition and retention plan of $577,000 also increased equity. The increases in equity were partially offset by cash dividends of $0.8 million and net treasury share purchases of $1.1 million.


Comparison of Operating Results for the Years Ended September 30, 2001 and September 30, 2000

               Net income for the year ended September 30, 2001 was $7.5 million, an increase of $1.6 million, or 27.4%, compared to net income of $5.9 million for the year ended September 30, 2000. The growth and changes in mix of assets and liabilities provided a 5.7% increase in net interest income, to $34.7 million from $32.9 million. Non-interest income grew by 38.8%, to $4.7 million from $3.4 million, while non-interest expense increased by only 2.4%.

               Interest Income. Interest income for the fiscal year ended September 30, 2001 grew by $2.1 million, or 3.5%, over the prior fiscal year to $61.0 million, primarily due to increased loan and securities volumes. Average interest-earning assets for the fiscal year ended September 30, 2001 were $826.7 million, an increase of $28.7 million, or 3.6%, compared to average interest-earning assets in the fiscal year ended September 30, 2000 of $798.0 million. Average loan balances grew by $13.2 million, while the average balances of securities and other earning assets increased by a combined $15.5 million. Although market interest rates declined significantly during fiscal 2001, the average yield on total earning assets remained the same as the prior year. The average yield on loans increased by 7 basis points to 7.87%, from 7.80%, reflecting the higher rates in effect when the loans were originated, as many of these loans carry fixed rates. The average yield on securities, which have shorter average maturities, declined somewhat during fiscal 2001, leaving the average earning asset yield unchanged on an overall basis.

               Interest Expense. Interest expense increased by $210,000, or 0.8%, to $26.2 million for the year ended September 30, 2001 from $26.0 million for the year ended September 30, 2000. This was the net result of a $14.6 million or 2.2% increase in the average balance of total interest-bearing liabilities in fiscal 2001 compared to fiscal 2000, offset by a five basis point decrease in the average rate paid on such liabilities over the same period.

               Interest expense on savings and NOW accounts decreased in fiscal 2001 by $537,000 and $105,000, respectively, attributable to declines in the average rates paid of 31 basis points and 27 basis points, respectively. Partially offsetting the lower interest expense on savings and NOW accounts was an increase of $216,000 in interest expense on money market deposits to $2.2 million from $2.0 million. This increase was due to a $9.2 million increase in the average balance to $86.7 million from $77.5 million, which was partially offset by a three basis point decrease in the average rate paid to 2.59% from 2.62%.

            Interest expense on certificates of deposit increased by $1.1 million to $13.9 million from $12.8 million, due to a 31 basis point increase in the average rate paid to 5.54% from 5.23%, as well as a $7.0 million increase in the average balance to $251.3 million from $244.3 million. The increase in average rate paid occurred despite the large decline in market interest rates, as CDs added to the portfolio from June through December of 2000 were booked at relatively high rates. If current market interest rates continue at present levels, management expects that the existing CD portfolio will re-price at lower rates.

               Interest expense on borrowings from the Federal Home Loan Bank of New York (the "FHLB") decreased by $492,000 due to a decrease of $8.3 million in the average balance to $114.0 million from $122.3 million.


                Net Interest Income. For the years ended September 30, 2001 and 2000, net interest income was $34.7 million and $32.9 million, respectively. The $1.9 million increase in net interest income was primarily attributable to a $14.1 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), to $138.9 million from $124.8 million, combined with a five basis point increase in the net interest rate spread to 3.56% from 3.51%. The Company's net interest margin increased to 4.20% in the year ended September 30, 2001 from 4.12% in the year ended September 30, 2000.

               Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. Due to the steadily improving asset quality and the growing coverage ratio of the allowance for loan losses to non-performing loans, management determined that it was appropriate to reduce the loan loss provision to $1.4 million for fiscal 2001 compared to a provision of $1.7 million in fiscal 2000.

               Non-Interest Income. Non-interest income for the fiscal year ended September 30, 2001 was $4.7 million, an increase of $1.3 million over non-interest income for the fiscal year ended September 30, 2000, primarily reflecting higher collection of service charges on deposits, fees on asset management and trust services, and other fee income, which together increased by $561,000, or 20.3%. The Company also recorded gains on sales of securities of $531,000 for the current year, compared to only $9,000 of such gains for fiscal 2000. Other non-interest income increased by $263,000 over the prior fiscal year, including a $118,000 gain recognized in connection with the final repayment of a construction loan.

               Non-Interest Expense. Non-interest expenses for the fiscal year ended September 30, 2001 totaled $26.4 million, or $623,000 more than expenses of $25.8 million for the fiscal year ended September 30, 2000. Compensation expense increased by $620,000, and occupancy and office operations increased by $456,000, both related partially to the opening of the new branch in Bardonia and preparation for opening the new supermarket branch in New City, which began operations in October 2001. Compensation expense also grew due to normal annual merit increases and staff additions. Also, advertising and promotion expenses increased by $411,000, or $37.5%, related to the opening of the new branches and the introduction of the Bank's new product lines. In addition, other expenses in the current fiscal year were higher by $335,000, or 7.8%, primarily because expenses in fiscal 2000 were reduced by the reversal of $318,000 in accruals made in fiscal 1999 for operational losses that did not materialize as originally expected. These increases were partially offset by fiscal 2001's decrease of $1.3 million in the amortization of branch purchase and deposit premiums, as the premiums associated with 1996 branch purchases became fully amortized.

               Income Taxes. Income tax expense was $4.1 million for the fiscal year ended September 30, 2001 compared to $2.9 million for fiscal 2000, representing effective tax rates of 35.3% and 32.8%, respectively. The higher effective tax rate in fiscal 2001 primarily reflects a lower level of state tax benefits from the REIT subsidiary in relation to total pre-tax income.


Comparison of Operating Results for the Years Ended September 30, 2000 and September 30, 1999

                Net income for the year ended September 30, 2000 was $5.9 million, an increase of $2.0 million, or 49.4%, from net income of $3.9 million for the year ended September 30, 1999. The increase was due primarily to an increase in net interest income and a decrease in non-interest expense, which, in fiscal 1999, included special charges associated with the conversion to a new computer system and the establishment of the ESOP. Excluding the after-tax impact of these special charges, net income would have been approximately $4.9 million for the year ended September 30, 1999.

               Interest Income. Interest income increased by $6.6 million, or 12.7%, to $58.9 million for the year ended September 30, 2000 from $52.3 million for the year ended September 30, 1999. The increase was primarily due to increased loan volume, as well as the acquisition over time of higher yielding loans and investment securities and the upward adjustment of rates earned on variable rate loans. For the year ended September 30, 2000, income from loans increased by $4.8 million or 12.0%, and income from securities and other earning assets increased $1.8 million or 14.9%. The increase in income from loans was attributable to a $51.0 million increase in the average balance to $577.1 million from $526.1 million, as well as a 16 basis point increase in the average yield to 7.80% from 7.64%. The continued growth of the commercial loan portfolio was responsible for $26.9 million of the overall increase in average loans. Average commercial loans grew to $167.1 million in 2000, from $140.2 million in 1999, an increase of 19.2%. Interest income from commercial loans was $14.6 million for 2000, a $3.0 million or 25.9% increase from income of $11.6 million in 1999. The increase was attributable to both the above-mentioned increase in average balances and a 47 basis point increase in average yields, to 8.72% from 8.25%. The increase in income from securities available for sale of $2.5 million was attributable to a $39.0 million increase in the average balance to $159.3 million from $120.3 million, as well as a 12 basis point increase in the average yield to 6.10% from 5.98%. The $971,000 decrease in income from securities held to maturity was attributable to a $19.5 million decrease in the average balance to $52.5 million from $72.0 million, which more than offset a 48 basis point increase in the average yield to 6.76% from 6.28%.


<

               Interest Expense. Interest expense increased by $4.4 million, or 20.6%, to $26.0 million for the year ended September 30, 2000 from $21.6 million for the year ended September 30, 1999. This increase was due primarily to the continuing rise in market interest rates which began late in fiscal 1999, and higher average balances in wholesale borrowings, which carry higher interest rates than the Bank's core deposits. Average interest-bearing liabilities for the fiscal year ended September 30, 2000 increased $66.5 million, or 10.8%, to $673.2 million, from an average of $606.7 million for the fiscal year ended September 30, 1999. In addition, there was a 31 basis point increase in the average rate paid on such liabilities over the same period. Interest expense on FHLB borrowings increased by $3.2 million due to an increase of $48.0 million in the average balance of such borrowings to $122.3 million from $74.3 million, combined with an increase of 45 basis points in the average rate paid to 5.98% from 5.53%. Interest expense on certificates of deposit increased to $12.8 million in fiscal 2000 from $11.6 million in fiscal 1999. This increase was due to a 32 basis point increase in the average rate paid to 5.23% from 4.91%, as well an $8.7 million increase in the average balance of certificates of deposit to $244.3 million from $235.6 million. Interest expense in savings deposits, money market and NOW accounts was substantially unchanged compared to fiscal 1999.

               Net Interest Income. Net interest income was $32.9 million and $30.7 million for the years ended September 30, 2000 and 1999, respectively. The $2.2 million increase in net interest income was primarily attributable to a $7.8 million increase in net earning assets (interest-earning assets less interest-bearing liabilities), to $124.8 million from $117.0 million, partially offset by a 15 basis point decline in the net interest rate spread to 3.51% from 3.66%. The Company's net interest margin decreased by 12 basis points to 4.12% in the year ended September 30, 2000 from 4.24% in the year ended September 30, 1999.

               Provision for Loan Losses. The provision for loan losses is a charge to earnings recorded in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable loan losses inherent in the existing portfolio. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $1.7 million and $1.6 million in loan loss provisions during the years ended September 30, 2000 and 1999, respectively. The provisions reflect continued loan portfolio growth in both fiscal years, including commercial mortgage and business loans.

               Non-Interest Income. Non-interest income increased to $3.4 million for the year ended September 30, 2000 from $3.1 million for the year ended September 30, 1999 primarily reflecting higher collection of transaction-based service charges, fees on mutual fund sales, and other fee income. ATM transaction fees increased $70,000 to $512,000 for the year ended September 30, 2000 from $442,000 in the prior year. The Company also realized an increase of $44,000 in income from the sale of mutual funds and annuities, to $160,000 from $116,000 in the year ended September 30, 1999.

               Non-Interest Expense. Non-interest expense decreased by $495,000, or 1.9%, to $25.8 million for the fiscal year ended September 30, 2000 from $26.3 million for the fiscal year ended September 30, 1999. During fiscal 1999, expenses of $1.1 million were incurred in connection with the conversion of computer systems, and ESOP expense of $371,000 was recognized for shares allocated to employees for the full plan year ended December 31, 1998. The absence of these costs in fiscal 2000 was partially offset by increased expenses associated with operating two new branches and the new Asset Management and Trust Department, and making final preparations for issues relating to the Year 2000 date change. Non-interest expenses for fiscal 2000 were reduced by the reversal of $318,000 in accruals made in fiscal 1999 which were part of the total computer system conversion costs, as discussed above. These accruals were made for conversion-related losses that did not materialize as originally expected.

               Excluding the impact of the accrual reversal in fiscal 2000 and the one-time conversion and ESOP charges in fiscal 1999, total non-interest expenses increased $1.3 million in fiscal 2000 compared to the prior year. Compensation and employee benefits expense and occupancy and office operations expense increased $1.7 million and $314,000, respectively. Compensation expense in fiscal 2000 includes $689,000 for the vesting of RRP shares, while no shares vested in fiscal 1999. These increases were partially offset by decreases in fiscal 2000 expenses for advertising and promotion, FDIC insurance and consulting fees of $103,000, $132,000 and $279,000, respectively.

               Income Tax Expense. Income tax expense was $2.9 million for the year ended September 30, 2000 compared to $2.0 million for fiscal 1999, representing effective tax rates of 32.8% and 33.3%, respectively. The tax rate in both fiscal years reflects the investment in tax-exempt securities and the implementation of strategies designed to lower state taxes.

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

               The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and to a lesser extent, borrowings and proceeds from the sale of fixed-rate mortgage loans in the secondary mortgage market. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

               The Company's cash flows are derived from operating activities, investing activitites and financing activities as reported in the Consolidated Statements of Cash Flows in Item 8. The primary investing activities are the origination of both residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2001, 2000, and 1999, the Company's loan originations totaled $139.3 million, $135.5 million and $220.8 million, respectively. Purchases of mortgage-backed securities totaled $53.5 million, $9.2 million and $18.3 million for the years ended September 30, 2001, 2000 and 1999, respectively. Purchases of investment securities totaled $28.2 million, $31.3 million and $72.7 million for the years ended September 30, 2001, 2000 and 1999, respectively. These activities were funded primarily by deposit growth (a financing activity), and by principal repayments on loans and securities. Net proceeds of $37.1 million from the stock offering provided an additional source of financing cash flows during the year ended September 30, 1999. Loan origination commitments totaled $12.3 million at September 30, 2001, comprised of $2.3 million at adjustable or variable rates and $10.0 million at fixed rates. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

               Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits was $44.1 million, $22.3 million and $13.5 million for the years ended September 30, 2001, 2000 and 1999, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $218.9 million. Based upon prior experience and current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

               The Company monitors its liquidity position on a daily basis, and any excess short-term liquidity is usually invested in overnight federal funds sold. The Company generally remains fully invested and meets additional funding requirements through FHLB borrowings (a financing activity), which amounted to $110.4 million at September 30, 2001.

               At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $88.5 million, or 10.2% of adjusted assets (which is above the required level of $34.7 million, or 4.0%) and a risk-based capital level of $95.1 million, or 18.2% of risk-weighted assets (which is above the required level of $41.9 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained by the Company. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 for additional information concerning the Bank's capital requirements.

Recent Accounting Standards

               In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations; use of the pooling-of-interests methods is not permitted for business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that (i) goodwill not be amortized to expense, but instead be reviewed for impairment at least annually, with impairment losses charged to expense when they occur, and (ii) acquisition-related intangible assets recognized apart from goodwill be amortized to expense over their estimated useful lives.

               The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. However, goodwill acquired in a purchase business combination completed after June 30, 2001 (but before SFAS No. 142 is adopted in full) will not be amortized. Accordingly, if the pending acquisition of NBF is consummated in fiscal 2002, the resulting goodwill will not be amortized and the separately-recognized intangible assets (such as core deposit values) will be amortized over their estimated useful lives.



ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

               Qualitative Analysis. As with other financial institution holding companies, one of the Company's most significant forms of market risk is interest rate risk. The general objective of the Company's interest rate risk management is to determine the appropriate level of risk given the Company's business strategy, and then manage that risk in a manner that is consistent with the Company's policy to reduce the exposure of the Company's net interest income to changes in market interest rates. The Bank's asset/liability management committee ("ALCO"), which consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, the Company's operating environment, and capital and liquidity requirements, and modifies lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO's activities and strategies, the effect of those strategies on the Company's net interest margin, and the effect that changes in market interest rates would have on the value of the Company's loan and securities portfolios.

               The Company actively evaluates interest rate risk concerns in connection with its lending, investing, and deposit activities. The Company emphasizes the origination of residential monthly and bi-weekly fixed-rate mortgage loans, residential and commercial adjustable-rate mortgage loans, and consumer loans. Depending on market interest rates and the Company's capital and liquidity position, the Company may retain all of its newly originated fixed-rate, fixed-term residential mortgage loans or may sell all or a portion of such longer-term loans on a servicing-retained basis. The Company also invests in short-term securities, which generally have lower yields compared to longer-term investments. Shortening the maturities of the Company's interest-earning assets by increasing investments in shorter-term loans and securities helps to better match the maturities and interest rates of the Company's assets and liabilities, thereby reducing the exposure of the Company's net interest income to changes in market interest rates. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer term, fixed-rate loans and investments. The Company has purchased interest rate caps with a notional amount of $50.0 million to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of its certificate of deposit accounts and borrowings. In March 1998, the Company entered into a five-year interest rate cap agreement in which the counterparty agreed to make interest payments to the Company based on a $20.0 million notional amount to the extent that the three-month LIBOR rate exceeds 6.50% at each quarterly determination date. In April 2000, the Company entered into a three-year interest rate cap agreement in which the counterparty agreed to make interest payments to the Company based on a $30.0 million notional amount to the extent that the three-month LIBOR rate exceeds 8.25% at each quarterly determination date. These interest rate caps have not had a significant financial impact on the Company because interest rate levels have remained below the cap levels at substantially all times since inception of the agreements. See
Note 16 of the Notes to Consolidated Financial Statements in Item 8 for an additional discussion of these agreements.


               Quantitative Analysis. Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Both models assume estimated loan prepayment rates, reinvestment rates and deposit decay rates which seem most likely based on historical experience during prior interest rate changes.

               The table below sets forth, as of September 30, 2001, the estimated changes in the Company's NPV and its net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                NPV                                  Net Interest Income
                                        Estimated Increase                         Increase (Decrease) in
       Change in                        (Decrease) in NPV        Estimated       Estimated Net Interest Income
    Interest Rates    Estimated         -----------------       Net Interest    -----------------------------
    (basis points)       NPV          Amount        Percent        Income           Amount         Percent
    --------------   ----------     ----------     ---------     ----------       ---------        -------
                                             (Dollars in thousands)
        +300         $  100,585     $  (41,999)      (29.5)%     $ 36,137         $ (5,304)        (12.8)%
        +200            115,761        (26,823)      (18.8)        37,610           (3,831)         (9.2)
        +100            130,782        (11,802)       (8.3)        39,049           (2,392)         (5.8)
           0            142,584             --         0.0         41,441                -           0.0
        -100            147,911          5,327         3.7         42,736            1,295           3.1
        -200            151,770          9,186         6.4         42,991            1,550           3.7
        -300            157,930         15,346        10.8         41,920              479           1.2


               The table set forth above indicates that at September 30, 2001, in the event of an abrupt 200 basis point decrease in interest rates, the Company would be expected to experience a 6.4% increase in NPV, and a 3.7% increase in net interest income. In the event of an abrupt 200 basis point increase in interest rates, the Company would be expected to experience an 18.8% decrease in NPV, and a 9.2% decline in net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions management may undertake in response to changes in interest rates.

               Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Company's sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8.     Financial Statements and Supplementary Data

            The following are included in this item:

            (A)   Independent Auditors' Report

            (B) Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

            (C) Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999

            (D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999

            (E) Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

            (F)   Notes to Consolidated Financial Statements


               The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Provident Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of Provident Bancorp, Inc. and subsidiary (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bancorp, Inc. and subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




Stamford, Connecticut
October 26, 2001, except as to note 2
     which is as of  November 2, 2001

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                           September 30, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                             Assets                                               2001          2000
                                                                                               ----------    ----------
Cash and due from banks                                                                        $  16,447     $  12,785
Securities (including $40,582 and $37,619 pledged as collateral for borrowings in 2001 and 2000, respectively):
      Available for sale, at fair value (amortized cost of $156,404 in 2001 and
           $163,057 in 2000 ) (note 4)                                                           163,928       162,157
      Held to maturity, at amortized cost (fair value of  $73,660 in 2001 and
           $48,374 in 2000) (note 5)                                                              71,355        48,586
                                                                                               ---------     ---------
                                       Total securities                                          235,283       210,743
                                                                                               ---------     ---------
Loans (note 6):
      One- to four-family residential mortgage loans                                             358,198       343,871
      Commercial real estate, commercial business and construction loans                         180,179       182,070
      Consumer loans                                                                              76,892        71,534
      Allowance for loan losses                                                                   (9,123)       (7,653)
                                                                                               ---------     ---------
                                       Total loans, net                                          606,146       589,822
                                                                                               ---------     ---------
Accrued interest receivable, net (note 7)                                                          5,597         5,495
Federal Home Loan Bank stock, at cost                                                              5,521         7,023
Premises and equipment, net (note 8)                                                               8,917         8,952
Deferred income taxes (note 11)                                                                      371         5,550
Other assets (notes 6, 12 and 16)                                                                  2,978         3,933
                                                                                               ---------     ---------

                                       Total assets                                            $ 881,260     $ 844,303
                                                                                               =========     =========

                           Liabilities and Stockholders' Equity

Liabilities:
      Deposits (note 9)                                                                        $ 653,100     $ 608,976
      Borrowings (note 10)                                                                       110,427       127,571
      Mortgage escrow funds (note 6)                                                               6,197         5,971
      Other                                                                                        8,916        10,799
                                                                                               ---------     ---------
                                       Total liabilities                                         778,640       753,317
                                                                                               ---------     ---------

Commitments and contingencies (notes 16 and 17)

Stockholders' equity (notes 1 and 15):
      Preferred stock (par value $0.10 per share; 10,000,000 shares authorized;
           none issued or outstanding)                                                                --            --
      Common stock (par value $0.10 per share; 10,000,000 shares authorized;
           8,280,000 shares issued; 8,024,166 and 8,077,800 shares outstanding
           in 2001 and 2000, respectively)                                                           828           828
      Additional paid-in capital                                                                  36,535        36,356
      Unallocated common stock held by employee stock ownership plan ("ESOP")
           (note 12)                                                                              (2,350)       (2,726)
      Common stock awards under recognition and retention plan ("RRP") (note 12)                  (1,729)       (2,306)
      Treasury stock, at cost (255,834 shares in 2001 and 202,200 shares in 2000) (note 15)       (4,298)       (3,203)
      Retained earnings                                                                           69,252        62,577
      Accumulated other comprehensive income (loss), net of taxes (note 13)                        4,382          (540)
                                                                                                             ---------
                                                                                                             ---------

                                       Total stockholders' equity                                102,620        90,986
                                                                                               ---------     ---------

                                       Total liabilities and stockholders' equity              $ 881,260     $ 844,303
                                                                                               =========     =========

See accompanying notes to consolidated financial statements

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                  Years Ended September 30, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

                                                                                2001       2000       1999
                                                                               -------    -------    -------
Interest and dividend income:
      Loans                                                                    $46,434    $45,043    $40,209
      Securities                                                                13,916     13,268     11,641
      Other earning assets                                                         628        588        417
                                                                               -------    -------    -------
                Total interest and dividend income                              60,978     58,899     52,267
                                                                               -------    -------    -------

Interest expense:
      Deposits (note 9)                                                         19,423     18,721     17,474
      Borrowings                                                                 6,821      7,313      4,115
                                                                               -------    -------    -------
                Total interest expense                                          26,244     26,034     21,589
                                                                               -------    -------    -------

                Net interest income                                             34,734     32,865     30,678

Provision for loan losses (note 6)                                               1,440      1,710      1,590
                                                                               -------    -------    -------

                Net interest income after provision for loan losses             33,294     31,155     29,088
                                                                               -------    -------    -------

Non-interest income:
      Banking fees and service charges                                           3,326      2,765      2,567
      Loan servicing fees                                                          229        260        298
      Gain on sales of securities available for sale (note 4)                      531          9         --
      Other (note 6)                                                               620        357        238
                                                                               -------    -------    -------
                Total non-interest income                                        4,706      3,391      3,103
                                                                               -------    -------    -------

Non-interest expense:
      Compensation and employee benefits (note 12)                              14,129     13,509     12,279
      Occupancy and office operations (note 17)                                  4,261      3,805      3,370
      Advertising and promotion                                                  1,507      1,096      1,199
      Data processing                                                            1,561      1,494      1,301
      Amortization of branch purchase premiums                                     359      1,625      1,720
      Other                                                                      4,614      4,279      6,434
                                                                               -------    -------    -------
                Total non-interest expense                                      26,431     25,808     26,303
                                                                               -------    -------    -------

                Income before income tax expense                                11,569      8,738      5,888

Income tax expense (note 11)                                                     4,087      2,866      1,958
                                                                               -------    -------    -------

                Net income                                                     $ 7,482    $ 5,872    $ 3,930
                                                                               =======    =======    =======

Earnings per common share, subsequent to the January 7, 1999 stock offering
      (note 14):
           Basic                                                               $  0.98    $  0.76    $  0.40
           Diluted                                                                0.97       0.76       0.40
                                                                               =======    =======    =======

See accompanying notes to consolidated financial statements

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity
                 Years Ended September 30, 2001, 2000 and 1999
                 (Dollars in thousands, except per share data)


                                                                 Additional   Unallocated   Common
                                                       Common     Paid-in       ESOP      Stock Awards  Treasury     Retained
                                                       Stock      Capital       Shares     Under RRP      Stock      Earnings
                                                     ---------   ---------    ----------   ---------    ---------    ---------
Balance at September 30, 1998                        $      --   $      --    $      --    $      --    $      --    $  54,291

Net income                                                  --          --           --           --           --        3,930
Other comprehensive loss (note 13)                          --          --           --           --           --           --

         Total comprehensive income                      1,578

Issuance of 8,280,000 common shares (note 1)               828      36,285           --           --           --           --
Initial capitalization of Provident Bancorp, MHC            --          --           --           --           --         (100)
Shares purchased by ESOP                                    --          --       (3,760)          --           --           --
ESOP shares allocated or committed to be
     released for allocation                                --         (23)         658           --           --           --
Cash dividends paid ($0.06 per common share)                --          --           --           --           --         (367)
                                                     ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 1999                              828      36,262       (3,102)          --           --       57,754

Net income                                                  --          --           --           --           --        5,872
Other comprehensive income (note 13)                        --          --           --           --           --           --

         Total comprehensive income                      6,775

Purchases of treasury stock (202,200 shares)                --          --           --           --       (3,203)          --
ESOP shares allocated or committed to be
     released for allocation                                --          94          376           --           --           --
Awards of RRP shares                                        --          --           --       (2,995)          --           --
Vesting of RRP shares                                       --          --           --          689           --           --
Cash dividends paid ($0.15 per common share)                --          --           --           --           --       (1,049)
                                                     ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 2000                              828      36,356       (2,726)      (2,306)      (3,203)      62,577

Net income                                                  --          --           --           --           --        7,482
Other comprehensive income (note 13)                        --          --           --           --           --           --

         Total comprehensive income                     12,404

Purchases of treasury stock (59,034 shares)                 --          --           --           --       (1,155)          --
Stock option transactions                                   --          --           --           --           60           --
ESOP shares allocated or committed to be
     released for allocation                                --         179          376           --           --           --
Vesting of RRP shares                                       --          --           --          577           --           --
Cash dividends paid ($0.22 per common share)                --          --           --           --           --         (807)
                                                     ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 2001                        $     828   $  36,535    $  (2,350)   $  (1,729)   $  (4,298)   $  69,252
                                                     =========   =========    =========    =========    =========    =========


                                                        Accumulated
                                                            Other         Total
                                                        Comprehensive   Stockholders'
                                                        Income (Loss)      Equity
                                                        ------------    -------------
Balance at September 30, 1998                           $     909        $  55,200

Net income                                                     --            3,930
Other comprehensive loss (note 13)                         (2,352)          (2,352)
                                                                         ---------
         Total comprehensive income

Issuance of 8,280,000 common shares (note 1)                   --           37,113
Initial capitalization of Provident Bancorp, MHC               --             (100)
Shares purchased by ESOP                                       --           (3,760)
ESOP shares allocated or committed to be
     Released for allocation                                   --              635
Cash dividends paid ($0.06 per common share)                   --             (367)
                                                        ---------        ---------

Balance at September 30, 1999                              (1,443)          90,299

Net income                                                     --            5,872
Other comprehensive income (note 13)                          903              903
                                                                         ---------
         Total comprehensive income

Purchases of treasury stock (202,200 shares)                   --           (3,203)
ESOP shares allocated or committed to be
     Released for allocation                                   --              470
Awards of RRP shares                                           --           (2,995)
Vesting of RRP shares                                          --              689
Cash dividends paid ($0.15 per common share)                   --           (1,049)
                                                        ---------        ---------

Balance at September 30, 2000                                (540)          90,986

Net income                                                     --            7,482
Other comprehensive income (note 13)                        4,922            4,922
                                                                         ---------
         Total comprehensive income

Purchases of treasury stock (59,034 shares)                    --           (1,155)
Stock option transactions                                      --               60
ESOP shares allocated or committed to be
     released for allocation                                   --              555
Vesting of RRP shares                                          --              577
Cash dividends paid ($0.22 per common share)                   --             (807)
                                                        ---------        ---------

Balance at September 30, 2001                           $   4,382        $ 102,620
                                                        =========        =========

See accompanying notes to consolidated financial statements

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended September 30, 2001, 2000 and 1999

                             (Dollars in thousands)


                                                                            2001         2000          1999
                                                                         ---------     ---------     ---------
Cash Flows from Operating Activities:
      Net income                                                         $   7,482     $   5,872     $   3,930
      Adjustments to reconcile net income to net cash
          Provided by operating activities:
              Provision for loan losses                                      1,440         1,710         1,590
              Depreciation and amortization of premises
                  And equipment                                              1,741         1,625         1,497
              Amortization of branch purchase premiums                         359         1,625         1,720
              Net amortization of premiums and discounts
                  On securities                                                109            85           239
              ESOP and RRP expense                                           1,132         1,159           635
              Originations of loans held for sale                               --          (361)      (13,271)
              Proceeds from sales of loans held for sale                        --           808        14,089
              Deferred income tax expense (benefit)                          1,897          (642)       (1,488)
              Net changes in accrued interest receivable
                  And payable                                                 (786)          992        (1,293)
              Other adjustments (principally net changes in                    133          (640)          945
                                                                         ---------     ---------     ---------
                     other assets and other liabilities)
                        Net cash provided by operating activities           13,507        12,233         8,593
                                                                         ---------     ---------     ---------

Cash Flows from Investing Activities:
      Purchases of securities:
          Available for sale                                               (51,368)      (35,746)      (91,029)
          Held to maturity                                                 (30,366)       (4,710)           --
      Proceeds from maturities, calls and other principal payments on securities:
              Available for sale                                            29,743        17,439        36,586
              Held to maturity                                              19,396        12,869        41,510
      Proceeds from sales of securities available for sale                  16,760         6,001            --
      Loan originations                                                   (139,297)     (135,467)     (220,813)
      Loan principal payments                                              121,129       109,580       115,525
      Redemption (purchase) of Federal Home Loan Bank stock                  1,502          (847)       (2,486)
      Purchases of premises and equipment                                   (1,706)       (2,345)       (2,670)
      Other investing activities                                               259           350           274
                                                                         ---------     ---------     ---------
                       Net cash used in investing activities               (33,948)      (32,876)     (123,103)
                                                                         ---------     ---------     ---------

                                                                     (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                  Years Ended September 30, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                               2001         2000          1999
                                                                            ---------     ---------     ---------
Cash Flows from Financing Activities:
      Net increase in deposits                                              $  44,124     $  22,336     $  13,466
      Net increase (decrease) in borrowings                                   (17,144)        9,818        67,822
      Net increase (decrease) in mortgage escrow funds                            226        (4,518)        4,602
      Treasury shares purchased                                                (1,155)       (3,203)           --
      Stock option transactions                                                    60            --            --
      Shares purchased for RRP awards                                          (1,201)       (1,794)           --
      Shares purchased by ESOP                                                     --            --        (3,760)
      Net proceeds from stock offering                                             --            --        37,113
      Cash dividends paid                                                        (807)       (1,049)         (367)
      Initial capitalization of Provident Bancorp, MHC                             --            --          (100)
                                                                            ---------     ---------     ---------
              Net cash provided by financing activities                        24,103        21,590       118,776
                                                                            ---------     ---------     ---------

Net increase in cash and cash equivalents                                       3,662           947         4,266

Cash and cash equivalents at beginning of year                                 12,785        11,838         7,572
                                                                            ---------     ---------     ---------

Cash and cash equivalents at end of year                                    $  16,447     $  12,785     $  11,838
                                                                            =========     =========     =========

Supplemental Information:
      Interest payments                                                     $  26,928     $  25,382     $  21,313
      Income tax payments                                                       3,110         4,185         1,446
      Securities transferred from available for sale to held to maturity       11,865            --            --
      Loans transferred to real estate owned                                      218           154           311
                                                                            =========     =========     =========


See accompanying notes to consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands except per share data)



(1) Reorganization and Stock Offering

On January 7, 1999, Provident Bank (the "Bank") completed its reorganization into a mutual holding company structure (the "Reorganization"). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). The Bank became the wholly-owned subsidiary of Provident Bancorp, Inc., which became the majority-owned subsidiary of Provident Bancorp, MHC (the "Mutual Holding Company"). Collectively, Provident Bancorp, Inc. and the Bank are referred to herein as "the Company".

Provident Bancorp, Inc. issued a total of 8,280,000 common shares on January 7, 1999, consisting of 3,864,000 shares (or 46.67%) sold to the public (the "Offering") and 4,416,000 shares (or 53.33%) issued to the Mutual Holding Company. The net proceeds from the sale of shares to the public amounted to $37,113, representing gross proceeds of $38,640 less offering costs of $1,527. Provident Bancorp, Inc. utilized net proceeds of $24,000 to make a capital contribution to the Bank. Prior to the Reorganization and Offering, Provident Bancorp, Inc. had no operations other than those of an organizational nature.

The Company's employee stock ownership plan ("ESOP"), which did not purchase shares in the Offering, was authorized to purchase up to 309,120 shares or 8% of the number of shares sold in the Offering. The ESOP completed its purchase of all such authorized shares in the open market during January and February 1999, at a total cost of $3,760.


(2) Pending Acquisition

On November 2, 2001, Provident Bancorp, Inc. and the Bank entered into an Agreement and Plan of Merger with The National Bank of Florida ("NBF") under which the Bank will acquire all of NBF's outstanding common shares in an all-cash transaction valued at approximately $28,100. NBF will be merged with and into the Bank. At September 30, 2001, NBF had total assets of approximately $99,700 (unaudited) and total deposits of approximately $81,200 (unaudited).

The acquisition will be accounted for using the purchase method of accounting for business combinations. Accordingly, the assets acquired and liabilities assumed by the Bank will be recorded at their fair values at the acquisition date. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as intangible assets (consisting of both goodwill and intangible assets recognized apart from goodwill) that will be accounted for in accordance with the recently-issued accounting standards described in note 19. Operating results attributable to the NBF acquisition will be included in the Company's consolidated financial statements from the date of acquisition.

Completion of the transaction is subject to approval by regulators and by the shareholders of NBF. The transaction is expected to close during the first calendar quarter of 2002.

(3) Summary of Significant Accounting Policies

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland County, New York and its contiguous communities. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings bank and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Office of Thrift Supervision ("OTS") is the primary regulator for the Bank, Provident Bancorp, Inc. and the Mutual Holding Company.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Provident Bancorp, Inc., the Bank, and the Bank's wholly-owned subsidiaries. These subsidiaries are
(i) Provident REIT, Inc. which was formed in fiscal 1999 as a real estate investment trust and holds a portion of the Company's real estate loans, (ii) Provest Services Corp. I which became active in fiscal 1996 and has invested in a low- income housing partnership, and (iii) Provest Services Corp. II which became active in fiscal 1997 and has engaged a third-party provider to sell mutual funds and annuities to the Bank's customers. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below.

Certain prior year amounts have been reclassified to conform to the current year presentation. For purposes of reporting cash flows, cash equivalents (if any) include highly liquid short-term investments such as overnight federal funds.

Securities

Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires entities to classify securities among three categories -- held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

Held-to-maturity securities are limited to debt securities for which management has the intent and the Company has the ability to hold to maturity. These securities are reported at amortized cost.

Trading securities are debt and equity securities bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in security trading activities.

All other debt and equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders' equity (accumulated other comprehensive income or loss). Available-for-sale securities include securities that management intends to hold for an indefinite period of time, such as securities to be used as part of the Company's asset/liability management strategy or securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

Premiums and discounts on debt securities are recognized in interest income on a level-yield basis over the period to maturity. The cost of securities sold is determined using the specific identification method. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

Loans

Loans, other than those classified as held for sale, are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market are reported at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to earnings.

A loan is placed on non-accrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due. Accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior years, if any) is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans under SFAS No. 114, are not recognized as income unless warranted based on the borrower's financial condition and payment record.

The Company defers non-refundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the contractual term of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in income at that time.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of the loans. Management's evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all principal and interest contractually due. SFAS No. 114 applies to loans that are individually evaluated for collectability in accordance with the Company's ongoing loan review procedures (principally commercial real estate, commercial business and construction loans). The standard does not generally apply to smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. Under SFAS No. 114, creditors are permitted to report impaired loans based on one of three measures -- the present value of expected future cash flows discounted at the loan's effective interest rate; the loan's observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Mortgage Servicing Assets

Mortgage servicing rights are recognized as assets when loans are sold with servicing retained. The cost of an originated mortgage loan that is sold is allocated between the loan and the servicing right based on estimated relative fair values. The cost allocated to the servicing right is capitalized as a separate asset and amortized thereafter in proportion to, and over the period of, estimated net servicing income. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and impairment losses are recognized in a valuation allowance by charges to income.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank ("FHLB") of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a non-marketable equity security under SFAS No. 115 and, accordingly, is reported at cost.

Premises and Equipment

Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

Branch Purchase Premiums

Premiums attributable to the acquisition of core deposits in branch purchase transactions are amortized using the straight-line method over periods not exceeding the estimated average remaining life of the acquired customer base. Premium amortization was $359, $1,625 and $1,720 for the years ended September 20, 2001, 2000 and 1999, respectively. All premiums became fully amortized during the year ended September 30, 2001.

Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value less expected sales costs, with any resulting writedown charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition.

Securities Repurchase Agreements

In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's securities portfolio. Disclosure of the pledged securities has been made in the consolidated statements of financial condition because the counterparty has the right by contract to sell or repledge the collateral.

Income Taxes

Deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Interest Rate Cap Agreements

Interest rate cap agreements are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of October 1, 2000. These agreements are used to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. In accordance with SFAS No. 133, the interest rate cap agreements are reported as assets or liabilities at their fair value. Changes in time value are reported in interest expense, and changes in intrinsic value of a derivative that is highly effective are reported in other comprehensive income until earnings are affected by the variability in cash flows of the hedged liabilities. Prior to the adoption of SFAS No. 133, payments (if any) due from the counterparties were recognized as a reduction of interest expense and premiums paid by the Company were amortized on a straight-line basis to interest expense.

Stock-Based Compensation Plans

Compensation expense is recognized for the Company's ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.

The Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the exercise price of an option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards (measured on the grant date) as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

The recognition and retention plan ("RRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period. For purposes of computing both basic and diluted EPS, outstanding shares include all shares issued to the Mutual Holding Company, but exclude unallocated ESOP shares that have not been committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

Segment Information

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

(4)        Securities Available for Sale

           The following is a summary of securities available for sale at September 30, 2001 and 2000:

                                                        Gross        Gross
                                         Amortized    Unrealized   Unrealized       Fair
                                           Cost         Gains        Losses         Value
                                         ---------    ---------     ---------     ---------
September 30, 2001

Mortgage-Backed Securities
Fannie Mae                               $  21,525    $     613     $      --     $  22,138
Freddie Mac                                 26,875          883            (9)       27,749
Other                                        9,478          162            --         9,640
                                         ---------    ---------     ---------     ---------
                                            57,878        1,658            (9)       59,527
                                         ---------    ---------     ---------     ---------

Investment Securities
U.S. Government and Agency securities       48,869        2,288            --        51,157
Corporate debt securities                   48,367        2,505            --        50,872
Equity securities                            1,290        1,143           (61)        2,372
                                         ---------    ---------     ---------     ---------
                                            98,526        5,936           (61)      104,401
                                         ---------    ---------     ---------     ---------

       Total available for sale          $ 156,404    $   7,594     $     (70)    $ 163,928
                                         =========    =========     =========     =========

September 30, 2000

Mortgage-Backed Securities
Fannie Mae                               $  22,193    $     135     $    (309)    $  22,019
Freddie Mac                                 17,471           39          (214)       17,296
Other                                        6,582           16          (105)        6,493
                                         ---------    ---------     ---------     ---------
                                            46,246          190          (628)       45,808
                                         ---------    ---------     ---------     ---------

Investment Securities
U.S. Government and Agency securities       70,938           --          (541)       70,397
Corporate debt securities                   30,975           --          (387)       30,588
State and municipal securities              11,697           --          (716)       10,981
Equity securities                            3,201        1,211           (29)        4,383
                                         ---------    ---------     ---------     ---------
                                         ---------    ---------     ---------     ---------
                                           116,811        1,211        (1,673)      116,349
                                         ---------    ---------     ---------     ---------

       Total available for sale          $ 163,057    $   1,401     $  (2,301)    $ 162,157
                                         =========    =========     =========     =========



Equity securities principally consist of Freddie Mac and Fannie Mae common and preferred stock.

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities) at September 30, 2001, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

                                                      Amortized     Fair
                                                        Cost        Value
                                                      --------     --------
Remaining period to contractual maturity:
       Less than one year                             $  6,108    $  6,278
       One to five years                                82,091      86,317
       Five to ten years                                 7,240       7,632
       Greater than ten years                            1,797       1,802
                                                      --------    --------

       Total                                          $ 97,236    $102,029
                                                      ========    ========

The following is an analysis of the amortized cost and weighted average yield of securities available for sale (other than equity securities), segregated between fixed-rate and adjustable-rate securities:

                                                  Fixed          Adjustable
                                                  Rate              Rate                  Total
                                               ------------      -----------          ------------
            September 30, 2001
                  Amortized cost               $ 145,194           $ 9,920             $155,114
                  Weighted average yield              6.12%             6.16%                6.12%

            September 30, 2000
                  Amortized cost               $ 148,464           $11,392             $159,856
                  Weighted average yield              5.95%             7.52%                6.06%


Proceeds from sales of securities available for sale during the years ended September 30, 2001 and 2000 totaled $16,760 and $6,001, respectively, resulting in gross realized gains of $531 and $9, respectively. There were no sales of securities available for sale during the year ended September 30, 1999.

The Company transferred securities with a fair value of $11,865 from its available-for-sale portfolio to its held-to-maturity portfolio during the year ended September 30, 2001, based on an evaluation of the respective portfolios and the Company's investment policy and strategies. The securities were assigned a new cost basis in the held-to-maturity portfolio equal to their fair value at the transfer date. The net unrealized loss of $146 at the transfer date and the related discounts are being amortized as offsetting yield adjustments over the terms of the securities.

At September 30, 2001 and 2000, U.S. Government securities with carrying amounts of $4,772 and $5,166, respectively, were pledged as collateral for purposes other than the borrowings described in note 10.

(5) Securities Held to Maturity

The following is a summary of securities held to maturity at September 30, 2001 and 2000:

                                                       Gross       Gross
                                         Amortized   Unrealized  Unrealized     Fair
                                           Cost        Gains       Losses       Value
                                         --------    --------     --------     --------
September 30, 2001

Mortgage-Backed Securities
Fannie Mae                               $ 27,971    $    983     $     (1)    $ 28,953
Freddie Mac                                26,477         917           --       27,394
Ginnie Mae and other                        5,001         152           --        5,153
                                         --------    --------     --------     --------
                                           59,449       2,052           (1)      61,500

Investment Securities
State and municipal securities             11,906         254           --       12,160
                                         --------    --------     --------     --------

          Total held to maturity         $ 71,355    $  2,306     $     (1)    $ 73,660
                                         ========    ========     ========     ========

September 30, 2000

Mortgage-Backed Securities
Fannie Mae                               $ 21,531    $    107     $   (138)    $ 21,500
Freddie Mac                                17,105          19         (222)      16,902
Ginnie Mae and other                        6,562          60           (4)       6,618
                                         --------    --------     --------     --------
                                           45,198         186         (364)      45,020
                                         --------    --------     --------     --------

Investment Securities
U.S. Government and Agency securities       2,991          --          (34)       2,957
Other                                         397          --           --          397
                                         --------    --------     --------     --------
                                            3,388          --          (34)       3,354
                                         --------    --------     --------     --------

          Total held to maturity         $ 48,586    $    186     $   (398)    $ 48,374
                                         ========    ========     ========     ========

The following is a summary of the amortized cost and fair value of investment securities held to maturity at September 30, 2001, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

                                                Amortized   Fair
                                                  Cost      Value
                                                -------    -------
Remaining period to contractual maturity:
       One to five years                        $   604    $   622
       Five to ten years                          6,727      6,880
       Greater than ten years                     4,575      4,658
                                                -------    -------

       Total                                    $11,906    $12,160
                                                =======    =======

           The following is an analysis of the amortized cost and weighted average yield of securities held to maturity, segregated between fixed-rate and adjustable-rate securities:


                                                Fixed        Adjustable
                                                Rate            Rate          Total
                                              ---------      ----------     ---------
            September 30, 2001
                  Amortized cost              $ 64,553       $ 6,802         $ 71,355
                  Weighted average yield         6.25%         5.39%            6.16%

            September 30, 2000
                  Amortized cost              $ 39,829       $ 8,757         $ 48,586
                  Weighted average yield         6.77%         7.72%            6.94%


There were no sales of securities held to maturity during the years ended September 30, 2001, 2000 and 1999.

(6) Loans

The components of the loan portfolio were as follows at September 30:

                                                  2001         2000
                                               ---------     ---------
One- to four-family residential mortgage loans:
   Fixed rate                                  $ 278,668     $ 257,138
   Adjustable rate                                79,530        86,733
                                               ---------     ---------
                                                 358,198       343,871
                                               ---------     ---------

Commercial real estate loans                     129,295       124,988
Commercial business loans                         31,394        27,483
Construction loans                                19,490        29,599
                                               ---------     ---------
                                                 180,179       182,070
                                               ---------     ---------

Home equity lines of credit                       31,125        28,021
Homeowner loans                                   39,501        37,027
Other consumer loans                               6,266         6,486
                                               ---------     ---------
                                                  76,892        71,534
                                               ---------     ---------

   Total loans                                   615,269       597,475

Allowance for loan losses                         (9,123)       (7,653)
                                               ---------     ---------

   Total loans, net                            $ 606,146     $ 589,822
                                               =========     =========


Total loans include net deferred loan origination costs of $914 and $728 at September 30, 2001 and 2000, respectively.

A substantial portion of the Company's loan portfolio is secured by residential and commercial real estate located in Rockland County, New York and its contiguous communities. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company's primary market area.

The principal balances of non-accrual loans were as follows at September 30:

                                                   2001      2000
                                                  ------    ------

One- to four-family residential mortgage loans    $1,684    $2,496
Commercial real estate loans                         418     1,149
Construction loans                                    --        27
Consumer loans                                       175       359
                                                  ------    ------

       Total non-accrual loans                    $2,277    $4,031
                                                  ======    ======

The allowance for uncollected interest, representing the amount of interest on non-accrual loans that has not been recognized in interest income, was $383 and $485 at September 30, 2001 and 2000, respectively. Gross interest income that would have been recorded if the non-accrual loans at September 30 had remained on accrual status throughout the year, amounted to $165 in fiscal 2001, $337 in fiscal 2000 and $395 in fiscal 1999. Interest income actually recognized on such loans (including income recognized on a cash basis) totaled $13, $77 and $131 for the years ended September 30, 2001, 2000 and 1999, respectively.

The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $358 and $1,176 at September 30, 2001 and 2000, respectively. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2001 and 2000 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $768, $1,196 and $2,577 during the years ended September 30, 2001, 2000 and 1999, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                  2001        2000        1999
                                -------     -------     -------

Balance at beginning of year    $ 7,653     $ 6,202     $ 4,906
Provision for loan losses         1,440       1,710       1,590
Charge-offs                        (159)       (370)       (922)
Recoveries                          189         111         628
                                -------     -------     -------

Balance at end of year          $ 9,123     $ 7,653     $ 6,202
                                =======     =======     =======

Real estate owned properties are included in other assets at net carrying amounts of $109 and $154 at September 30, 2001 and 2000, respectively. Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2001, 2000 and 1999.

Certain residential mortgage loans originated by the Company are sold in the secondary market. Net gains on sales of residential mortgage loans held for sale are included in other non-interest income and amounted to $28 and $162 for the years ended September 30, 2000 and 1999, respectively (none for the year ended September 30, 2001). There were no loans held for sale at September 30, 2001 and 2000. Other assets at September 30, 2001 and 2000 include capitalized mortgage servicing rights with an amortized cost of $201 and $229, respectively, which approximated fair value.

The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others includes collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others totaled approximately $86,700, $98,500 and $109,000 at September 30, 2001, 2000 and 1999, respectively. These amounts include loans sold with recourse (approximately $1,200 at September 30, 2001) for which management does not expect the Company to incur any significant losses. Mortgage escrow funds include balances of $1,416 and $1,680 at September 30, 2001 and 2000, respectively, related to loans serviced for others.


(7) Accrued Interest Receivable

The components of accrued interest receivable were as follows at September 30:


                                                     2001      2000
                                                    ------    ------

Loans, net of allowance for uncollected interest
     of $383 in 2001 and $485 in 2000               $2,971    $2,917
Securities                                           2,626     2,578
                                                    ------    ------

     Total accrued interest receivable, net         $5,597    $5,495
                                                    ======    ======

(8) Premises and Equipment

Premises and equipment are summarized as follows at September 30:

                                               2001        2000
                                             --------     --------

Land and land improvements                   $  1,090     $  1,090
Buildings                                       4,775        4,807
Leasehold improvements                          4,163        3,304
Furniture, fixtures and equipment               9,607        8,712
                                             --------     --------
                                               19,635       17,913
Accumulated depreciation and amortization     (10,718)      (8,961)
                                             --------     --------

     Total premises and equipment, net       $  8,917     $  8,952
                                             ========     ========


(9) Deposits

Deposit balances and weighted average interest rates are summarized as follows at September 30:

                                        2001                    2000
                                 -----------------      -----------------
                                 Amount       Rate      Amount       Rate
                                 ------       ----      ------       ----
Demand deposits:
     Retail                     $ 41,280        --%      38,145       --%
     Commercial                   33,081        --       28,324        --
NOW deposits                      63,509      0.49       54,800      1.01
Savings deposits                 160,777      1.05      161,987      2.02
Money market deposits            109,126      1.81       76,332      2.55
Certificates of deposit          245,327      4.63      249,388      5.83
                                --------      ----
     Total deposits             $653,100      2.31%    $608,976      3.34%
                                ========               =======

Certificates of deposit at September 30 had remaining periods to contractual maturity as follows:

                                               2001        2000
                                             --------    --------

Remaining period to contractual maturity:
     Less than one year                      $218,850    $176,756
     One to two years                          20,433      59,579
     Two to three years                         2,499       9,788
     Greater than three years                   3,545       3,265
                                             --------    --------

     Total certificates of deposit           $245,327    $249,388
                                             ========    ========

Certificate of deposit accounts with a denomination of $100 or more totaled $32,660 and $31,003 at September 30, 2001 and 2000, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

Interest expense on deposits is summarized as follows for the years ended September 30:

                                     2001         2000         1999
                                   -------      -------      -------

Savings deposits                   $ 2,898      $ 3,435      $ 3,398
Money market and NOW deposits        2,610        2,499        2,516
Certificates of deposit             13,915       12,787       11,560
                                   -------      -------      -------

Total interest expense             $19,423      $18,721      $17,474
                                   =======      =======      =======


(10) Borrowings

The Company's borrowings and weighted average interest rates are summarized as follows at September 30:

                                                               2001                    2000
                                                      -------------------      -------------------
                                                        Amount       Rate       Amount        Rate
                                                      --------       ----      --------       ----
FHLB borrowings by remaining period to maturity:
         Less than one year                           $ 39,950       6.20%     $ 42,600       6.70%
         One to two years                               20,477       4.73        33,750       6.74
         Two to three years                             15,000       5.43        10,625       5.90
         Three to four years                            10,000       3.74        15,000       5.43
         Four to five years                                 --         --        10,000       6.68
         Greater than five years                        25,000       4.96        10,000       5.19
                                                                               --------
                                                       110,427       5.32       121,975       6.36
Bank overdraft                                              --                    5,596
                                                      --------                  -------

                 Total borrowings                     $110,427                 $127,571
                                                      ========                 ========

FHLB borrowings include securities repurchase agreements of $39,750 at September 30, 2001 and $34,750 at September 30, 2000, with weighted average interest rates of 5.18% and 5.70% and weighted average remaining terms to maturity of approximately 63 months and 45 months at the respective dates. Securities with carrying amounts of $40,582 and $37,619 were pledged as collateral for these borrowings at September 30, 2001 and 2000, respectively. Average borrowings under securities repurchase agreements were $36,417, $40,515 and $18,330 during the years ended September 30, 2001, 2000 and 1999, respectively, and the maximum outstanding month-end balance was $39,750, $44,750 and $44,750, respectively.

The remaining FHLB borrowings were advances of $70,677 and $87,225 at September 30, 2001 and 2000, respectively. As a member of the FHLB of New York, the Bank may have outstanding advances of up to 30% of its total assets, or approximately $264,400 at September 30, 2001, in a combination of term and overnight advances. The Bank's unused FHLB borrowing capacity was approximately $193,700 at September 30, 2001. FHLB advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at September 30, 2001 and 2000.

FHLB borrowings of $40,000 at September 30, 2001 are callable at the discretion of the FHLB beginning on various dates during fiscal 2002 and 2003. These borrowings have weighted average remaining terms to the initial call dates and the contractual maturity dates of approximately 1 year and 6 years, respectively. The weighted average interest rate on callable borrowings was 5.13% at September 30, 2001.


(11) Income Taxes

Income tax expense consists of the following for the years ended September 30:

                                       2001          2000          1999
                                     -------       -------       -------
Current tax expense:
    Federal                          $ 1,839       $ 3,214       $ 2,832
    State                                351           294           614
                                     -------       -------       -------
                                       2,190         3,508         3,446
                                     -------       -------       -------
Deferred tax expense (benefit):
    Federal                            1,800          (472)       (1,097)
    State                                 97          (170)         (391)
                                     -------       -------       -------
                                       1,897          (642)       (1,488)
                                     -------       -------       -------

Total income tax expense             $ 4,087       $ 2,866       $ 1,958
                                     =======       =======       =======

Actual income tax expense for the years ended September 30 differs from the amount computed by applying the statutory Federal tax rate of 34% to income before income taxes, for the following reasons:


                                                               2001          2000           1999
                                                             -------        -------        -------
Tax at Federal statutory rate                                $ 3,933        $ 2,971        $ 2,002
State income taxes, net of Federal tax effect                    296             82            147
Tax-exempt interest                                             (148)          (139)          (102)
Low-income housing tax credits                                   (72)           (72)           (72)
Other, net                                                        78             24            (17)
                                                             -------        -------        -------
Actual income tax expense                                    $ 4,087        $ 2,866        $ 1,958
                                                             =======        =======        =======
Effective income tax rate                                       35.3%          32.8%          33.3%
                                                             =======        =======        =======


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30 are as follows:


                                                                     2001        2000
                                                                    ------      ------
Deferred tax assets:
     Allowance for loan losses                                      $3,516      $3,134
     Branch purchase premium amortization                            1,904       2,002
     Deferred compensation                                           1,389       1,093
     Depreciation of premises and equipment                            448         145
     Net unrealized loss on securities available for sale               --         360
     Other                                                             164         321
                                                                    ------      ------
           Total deferred tax assets                                 7,421       7,055
                                                                    ------      ------

Deferred tax liabilities:
     Undistributed earnings of subsidiary not consolidated for
           tax return purposes (Provident REIT, Inc.)                3,193         483
     Net unrealized gain on securities available for sale            2,954          --
     Prepaid pension costs                                             394         475
     Other                                                             509         547
                                                                    ------      ------
           Total deferred tax liabilities                            7,050       1,505
                                                                    ------      ------

Net deferred tax asset                                              $  371      $5,550
                                                                    ======      ======


Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2001 and 2000.

As a savings institution, the Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts ("excess reserves") accumulated after the base year. Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount that is expected to become taxable (or "recaptured") in the foreseeable future. Federal tax laws include a requirement to recapture into taxable income (over a six-year period) the Federal bad debt reserves in excess of the base-year amounts. The Bank has established a deferred tax liability with respect to such excess Federal reserves. New York State tax laws designate all State bad debt reserves as the base-year amount.

The Bank's base-year tax bad debt reserves were $4,600 for Federal tax purposes and $28,000 for New York State tax purposes at September 30, 2001. Associated deferred tax liabilities of $3,400 have not been recognized since the Company does not expect that the base-year reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident Bancorp, Inc. and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.


(12) Employee Benefit and Stock-Based Compensation Plans

Pension Plans

The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Employees who are twenty-one years of age or older and have worked for the Company for one year are eligible to participate in the plan. The Company's funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

           The following is a summary of changes in the projected benefit obligations and fair value of plan assets, together with a reconciliation of the plan's funded status and the prepaid pension costs recognized in the consolidated statements of financial condition:

                                                                   2001          2000
                                                                 -------       -------
Changes in projected benefit obligations:
                Beginning of year                                $ 5,421       $ 5,543
                Service cost                                         465           515
                Interest cost                                        427           409
                Actuarial loss (gain)                                640          (315)
                Benefits paid                                        (64)         (731)
                                                                 -------       -------

                End of year                                        6,889         5,421
                                                                 -------       -------

Changes in fair value of plan assets:
                Beginning of year                                  7,459         6,464
                Actual (loss) return on plan assets               (1,150)        1,126
                Employer contributions                               140           600
                Benefits paid                                        (64)         (731)
                                                                 -------       -------

                End of year                                        6,385         7,459
                                                                 -------       -------

           Funded status at end of year                             (504)        2,038
           Unrecognized net actuarial loss (gain)                  1,500          (893)
           Unrecognized prior service cost                           (82)          (96)
           Unrecognized net transition obligation                     86           112
                                                                 -------       -------

           Prepaid pension costs (included in other assets)      $ 1,000       $ 1,161
                                                                 =======       =======


A discount rate of 7.25% and a rate of increase in future compensation levels of 5.5% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2001 (7.75% and 5.5%, respectively, at September 30, 2000). The expected long-term rate of return on plan assets was 8.0% for 2001 and 2000.

The components of the net periodic pension expense were as follows for the years ended September 30:


                                                2001        2000        1999
                                               -----       -----       -----
Service cost                                   $ 465       $ 515       $ 475
Interest cost                                    427         409         402
Expected return on plan assets                  (600)       (539)       (425)
Amortization of prior service cost               (14)        (14)        (14)
Amortization of net transition obligation         26          26          26
Recognized net actuarial (gain) loss              (2)         --          23
                                               -----       -----       -----

     Net periodic pension expense              $ 302       $ 397       $ 487
                                               =====       =====       =====


The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The periodic pension expense for the supplemental plan amounted to $59, $54 and $53 for the years ended September 30, 2001, 2000 and 1999, respectively. The actuarial present value of the projected benefit obligation was $296 and $226 at September 30, 2001 and 2000, respectively, all of which is unfunded. The obligations at September 30, 2001 and 2000 were determined using discount rates of 7.25% and 7.75%, respectively, and a rate of increase in future compensation of 4.5%.

Other Postretirement Benefits Plan

The Company's postretirement health care plan, which is unfunded, provides optional medical, dental and life insurance benefits to retirees. In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits as an expense over a 20-year period. The periodic expense recognized for this plan was $37, $39 and $44 for the years ended September 30, 2001, 2000 and 1999, respectively.

Employee Savings Plans

The Company also sponsors a defined contribution plan established under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 10% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching contribution of 3% of compensation. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $184, $180 and $212 for the years ended September 30, 2001, 2000 and 1999, respectively. A supplemental savings plan has also been established for certain senior officers. Expense recognized for this plan was $62, $53 and $41 for the years ended September 30, 2001, 2000 and 1999, respectively.

Employee Stock Ownership Plan

In connection with the Reorganization and Offering, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from Provident Bancorp, Inc. and used the funds to purchase 309,120 shares of common stock in the open market subsequent to the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which has a ten-year term and bears interest at the prime rate. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions.

ESOP expense was $555, $470 and $635 for the years ended September 30, 2001, 2000 and 1999, respectively. The fiscal 1999 expense consisted of (i) $371 attributable to the allocation of shares to participants with respect to the initial plan year ended December 31, 1998, and (ii) $264 attributable to shares committed to be released to participants during the nine months ended September 30, 1999. Through September 30, 2001, a cumulative total of 115,670 shares have been allocated to participants or committed to be released for allocation. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (193,450 shares with a cost of $2,350 at September 30, 2001). The fair value of these shares was approximately $4,200 at that date.

Recognition and Retention Plan

In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the "RRP"). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 193,200 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares ($2,995) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. RRP expense was $577 and $689 for the years ended September 30, 2001 and 2000, respectively.

Stock Option Plan

The stockholders also approved the Provident Bank 2000 Stock Option Plan (the "Stock Option Plan") in February 2000. A total of 386,400 shares of authorized but unissued common stock has been reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. Options have a ten-year term and may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

The following is a summary of activity in the Stock Option Plan:

                                                   Shares Subject  Weighted Average
                                                      to Option     Exercise Price
                                                   --------------  ----------------
Granted in February 2000                               366,650       $   15.50
Forfeited                                              (11,250)          15.50
                                                      --------       ---------
Outstanding at September 30, 2000                      355,400           15.50

Forfeited                                               (1,200)          15.50
Exercised                                              (10,851)          15.50
Granted                                                  5,451           21.15
                                                      --------       ---------
Outstanding at September 30, 2001                      348,800       $   15.59
                                                      ========       =========

Exercisable at September 30, 2001
  (weighted average remaining term of 8.4 years)       137,815       $   15.50
                                                      ========       =========

Available for future option grants                      32,200
                                                        ======



In accordance with the provisions of APB Opinion No. 25 related to fixed stock options, compensation expense is not recognized with respect to the Company's options since the exercise price equals the fair value of the common stock at the grant date. Under the alternative fair-value-based method defined in SFAS No. 123, the grant-date fair value of fixed stock options is recognized as expense over the vesting period. The estimated per share fair value of options granted in February 2000 was $5.90, estimated using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 1%; expected volatility rate of 22%; risk-free interest rate of 6.6%; and expected option life of 8 years. Had the fair-value-based method of SFAS No. 123 been applied to the options granted, net income would have been approximately $7,100 and $5,300 for the years ended September 30, 2001 and 2000, respectively. Basic and diluted earnings per common share would have been $0.93 and $0.92, respectively, for fiscal 2001 and $0.68 for fiscal 2000.

(13) Comprehensive Income

Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company has reported its comprehensive income in the consolidated statements of changes in stockholders' equity.

The Company's other comprehensive income (loss) is summarized as follows for the years ended September 30:

                                                                           2001         2000          1999
                                                                         -------       -------       -------
Net unrealized holding gain (loss) arising during the year on securities available for sale, net of related income taxes of $(3,526), ($606) and $1,570, respectively
                                                                         $ 5,289       $   908       $(2,352)
Reclassification adjustment for net realized gains included in net income, net of related income taxes of $212 and $4 in 2001 and 2000, respectively
                                                                            (319)           (5)           --
                                                                         -------       -------       -------
                                                                           4,970           903        (2,352)
Net unrealized loss on derivatives qualifying as cash flow
       hedges, net of related income taxes of $32 in 2001 (note 16)
                                                                             (48)           --            --
                                                                         -------       -------       -------
Other comprehensive income (loss)                                        $ 4,922       $   903       $(2,352)
                                                                         =======       =======       =======


The Company's accumulated other comprehensive income at September 30, 2001 consists of (i) the after-tax net unrealized gain of $4,430 on securities available for sale, including securities transferred to held to maturity, and
(ii) the after-tax net unrealized loss of $48 on derivatives qualifying as cash flow hedges. At September 30, 2000, accumulated other comprehensive loss represented the after-tax net unrealized loss of $540 on securities available for sale.

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share ("EPS") for the years ended September 30, 2001 and 2000, and for the nine-month period ended September 30, 1999 subsequent to the Reorganization and Offering. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each period presented.


                                                            2001          2000             1999
                                                          -------       -------           -------
                                                           (In thousands, except per share data)
Net income                                                $ 7,482       $   5,872       $ 3,202 (1)
                                                          =======       =========       ===========

Weighted average common shares outstanding for
     computation of basic EPS (2)                           7,661           7,773         8,041

Common-equivalent shares due to the dilutive effect of
     stock options and RRP awards (3)                          50              --            --
                                                          -------       ---------       -----------

Weighted average common shares for computation of
     diluted EPS                                            7,711           7,773         8,041
                                                          =======       =========       ===========

Earnings per common share:
  Basic                                                   $  0.98       $    0.76       $  0.40
  Diluted                                                    0.97            0.76          0.40
                                                          =======       =========       ===========

(1) Represents net income for the nine-month period subsequent to the Reorganization and Offering.
(2) Includes all shares issued to the Mutual Holding Company, but excludes unvested RRP shares and unallocated ESOP shares that have not been released or committed to be released to participants.
(3)  Computed using the treasury stock method.


(15) Regulatory Matters

Capital Requirements

OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1
(core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Provident Bancorp, Inc.

Management believes that, as of September 30, 2001 and 2000, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2001 and 2000, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                                         OTS Requirements
                               ------------------------------------------------------------------
                                                          Minimum Capital      Classification as
                                    Bank Actual             Adequacy            Well Capitalized
                               --------------------    ------------------     -------------------
                                Amount       Ratio      Amount     Ratio       Amount      Ratio
                               -------      -------    -------    -------     -------      ------
September 30, 2001
    Tangible capital           $88,526        10.2%    $13,015        1.5%    $    --          --%
    Tier 1 (core) capital       88,526        10.2      34,706        4.0      43,383         5.0
    Risk-based capital:
         Tier 1                 88,526        16.9          --         --      31,404         6.0
         Total                  95,100        18.2      41,873        8.0      52,341        10.0
                               =======        ====     =======        ===     =======        ====

September 30, 2000
    Tangible capital           $80,097         9.6%    $12,526        1.5%    $    --          --%
    Tier 1 (core) capital       80,097         9.6      33,402        4.0      41,752         5.0
    Risk-based capital:
         Tier 1                 80,097        15.6          --       --        30,738         6.0
         Total                  86,497        16.9      40,985        8.0      51,231        10.0
                               =======        ====     =======        ===     =======        ====


Dividend Payments

Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. The Bank paid cash dividends of $2,000 to Provident Bancorp, Inc. during the year ended September 30, 2000 (none during the years ended September 30, 2001 and 1999).

Unlike the Bank, Provident Bancorp, Inc. is not subject to OTS regulatory limitations on the payment of dividends to its shareholders. Through September 30, 2001, the Mutual Holding Company has waived receipt of $1,281 in cash dividends with respect to its shares of Provident Bancorp, Inc. common stock.

Stock Repurchase Programs

The Company completed a stock repurchase program during the year ended September 30, 2000, purchasing 193,200 common shares for the treasury at a total cost of $3,061. In July 2000, the Company announced a second repurchase program to acquire up to 5%, or approximately 185,000, of its publicly-traded shares as market conditions warrant. A total of 68,034 shares have been purchased for the treasury under the second program through September 30, 2001 at a total cost of $1,297.

Liquidation Rights

All depositors who had liquidation rights with respect to the Bank as of the effective date of the Reorganization continue to have such rights solely with respect to the Mutual Holding Company, as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the Reorganization will have liquidation rights with respect to the Mutual Holding Company.

(16) Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company is a party to off-balance-sheet financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated financial statements. The contractual or notional amounts of these instruments, which reflect the extent of the Company's involvement in particular classes of off-balance-sheet financial instruments, are summarized as follows at September 30:

                                            2001         2000
                                          -------      -------

Lending-Related Instruments:
       Loan origination commitments:
             Fixed-rate loans             $ 9,983      $ 9,412
             Adjustable-rate loans          2,282        1,993
       Unused lines of credit              37,748       35,529
       Standby letters of credit            6,716        7,548
Interest Rate Risk Management:
       Interest rate cap agreements        50,000       50,000
                                          =======      =======


Lending-Related Instruments

The contractual amounts of loan origination commitments, unused lines of credit and standby letters of credit represent the Company's maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date,
(ii) the borrowers do not meet the contractual payment obligations, and (iii) any collateral or other security proves to be worthless. The contractual amounts of these instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Substantially all of these lending-related instruments have been entered into with customers located in the Company's primary market area described in note 6.

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's fixed-rate loan origination commitments at September 30, 2001 provide for interest rates ranging from 6.00% to 7.13%.

Unused lines of credit are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to assure the performance of financial obligations of a customer to a third party. These commitments are primarily issued in favor of local municipalities to support the obligor's completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest Rate Cap Agreements

The Company's derivative instruments consist solely of two interest rate cap agreements with a total notional amount of $50,000 at both September 30, 2001 and 2000. The agreements mature in March and April 2003, and are used to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels are 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30,000 and $20,000, respectively.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000, and recorded an after-tax transition adjustment of $41 to recognize at fair value the interest rate cap agreements designated as cash flow hedging instruments. SFAS No. 133 requires that derivative instruments be reported as either assets or liabilities, at fair value, in the consolidated statement of financial condition. Changes in the fair value of derivative instruments used for hedging purposes are reported in either current earnings or in stockholders' equity (accumulated other comprehensive income or loss), depending on whether the derivatives are used in a cash flow hedge, a fair value hedge, or a foreign currency hedge, and whether the pertinent hedge criteria specified in SFAS No. 133 are met. These criteria include a requirement that derivatives used for hedging purposes be highly effective in offsetting changes in the fair values or cash flows of the hedged items. If a derivative ceases to be highly effective, hedge accounting is discontinued prospectively.

The Company's interest rate cap agreements are accounted for as cash flow hedges under SFAS No. 133 and are reported at their fair value. Other assets at September 30, 2001 include the Company's interest rate cap agreements at a fair value of $4. Interest expense for the year ended September 30, 2001 includes a charge of $157 for the change in the agreements' time value. There were no gains or losses recognized in earnings hedge ineffectiveness during fiscal 2001, and no cash flow hedges were discontinued during the year. Accumulated other comprehensive income at September 30, 2001 includes an after-tax unrealized loss of $48 from adjusting the interest rate cap agreements to fair value. Due to the near-term maturity of the two outstanding agreements, the majority of the amount reported in accumulated other comprehensive income at September 30, 2001 will be reclassified into earnings during the fiscal year ending September 30, 2002.

(17) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2001 are $1,839 for fiscal 2002; $1,847 for fiscal 2003; $1,833 for fiscal 2004; $1,629 for fiscal 2005; $1,146 for fiscal 2006; and a total of $3,291 for later years.

Occupancy and office operations expense includes net rent expense of $1,076, $1,008 and $910 for the years ended September 30, 2001, 2000 and 1999, respectively.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.


(18) Fair Values of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Quoted market prices are used to estimate fair values when those prices are available, although active markets do not exist for many types of financial instruments. Fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities at September 30 (none of which were held for trading purposes):

                                                2001                      2000
                                     -------------------------   ------------------------
                                      Carrying      Estimated     Carrying     Estimated
                                       Amount       Fair Value     Amount      Fair Value
                                      --------      ----------    --------     ----------
Financial Assets:
   Cash and due from banks            $ 16,447      $ 16,447      $ 12,785      $ 12,785
   Securities available for sale       163,928       163,928       162,157       162,157
   Securities held to maturity          71,355        73,660        48,586        48,374
   Loans                               606,146       624,020       589,822       576,568
   Accrued interest receivable           5,597         5,597         5,495         5,495
   FHLB stock                            5,521         5,521         7,023         7,023
Financial Liabilities:
   Deposits                            653,100       655,675       608,976       608,450
   Borrowings                          110,427       113,970       127,571       127,015
   Mortgage escrow funds                 6,197         6,197         5,971         5,971
                                      ========      ========      ========      ========

The following methods and assumptions were used by management to estimate the fair value of the Company's financial instruments:

Securities

The estimated fair values of securities were based on quoted market prices.

Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. For valuation purposes, the total loan portfolio was segregated into adjustable-rate and fixed-rate categories. Fixed-rate loans were further segmented by type, such as residential mortgage, commercial mortgage, commercial business and consumer loans. Residential loans were also segmented by maturity.

Fair values were estimated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the current market rate on loans that are similar with regard to collateral, maturity and the type of borrower. The discounted value of the cash flows was reduced by a credit risk adjustment based on loan categories. Based on the current composition of the Company's loan portfolio, as well as past experience and current economic conditions and trends, the future cash flows were adjusted by prepayment assumptions that shortened the estimated remaining time to maturity and therefore affected the fair value estimates.

Deposits

In accordance with SFAS No. 107, deposits with no stated maturity (such as savings, demand and money market deposits) were assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit were segregated by account type and original term, and fair values were estimated by discounting the contractual cash flows. The discount rate for each account grouping was equivalent to the current market rates for deposits of similar type and maturity.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial unrecognized value separate from the deposit balances.

Borrowings

Fair values of FHLB borrowings were estimated by discounting the contractual cash flows. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered by the FHLB on borrowings of similar type and maturity. The bank overdraft included in total borrowings at September 30, 2000 has an estimated fair value equal to the carrying amount.

Other Financial Instruments

The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair value of the Company's interest rate cap agreements described in note 16 was estimated by reference to market terms for similar agreements at the valuation date. The fair values of the Company's lending-related off-balance-sheet financial instruments described in note 16 were estimated based on the interest rates and fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present credit worthiness of the counterparties. At September 30, 2001 and 2000, the estimated fair values of these instruments approximated the related carrying amounts which were not significant.

(19) Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that (i) goodwill not be amortized to expense, but instead be reviewed for impairment at least annually, with impairment losses charged to expense when they occur, and
(ii) acquisition-related intangible assets recognized apart from goodwill be amortized to expense over their estimated useful lives.

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. However, goodwill acquired in a purchase business combination completed after June 30, 2001 (but before SFAS No. 142 is adopted in full) will not be amortized. Accordingly, if the pending acquisition of NBF described in note 2 is consummated in fiscal 2002, the resulting goodwill will not be amortized and the separately-recognized intangible assets (such as core deposit values) will be amortized over their estimated useful lives.


(20) Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident Bancorp, Inc. at September 30, 2001 and 2000, together with the related condensed statements of income and cash flows for the years then ended and for the period from January 7, 1999 (date of the Reorganization and Offering) through September 30,1999.


                                                                  At September 30,
                                                               ----------------------
                                                                 2001          2000
                                                               --------      --------

              Condensed Statements of Financial Condition
              -------------------------------------------
Assets
Cash and cash equivalents                                      $  2,847      $    129
Securities available for sale                                     6,510        10,396
Loan receivable from ESOP                                         2,632         3,008
Investment in Provident Bank                                     90,419        77,084
Other assets                                                        305           434
                                                               --------      --------

             Total assets                                      $102,713      $ 91,051
                                                               ========      ========

Liabilities                                                    $     93      $     65
Stockholders' Equity                                            102,620        90,986
                                                               --------      --------

               Total liabilities and stockholders' equity      $102,713      $ 91,051
                                                               ========      ========


                                                                 Year Ended September 30,   Period Ended
                                                                -------------------------   September 30,
                                                                  2001           2000           1999
                                                                --------       --------       --------
                          Condensed Statements of Income

Interest income                                                 $    626       $    902       $    425
Dividends from Provident Bank                                         --          2,000             --
Gain on sales of securities available for sale                       431             --             --
Non-interest expense                                                (180)          (180)            --
Income tax expense                                                  (338)          (279)          (174)
                                                                --------       --------       --------
Income before equity in undistributed earnings
       of Provident Bank                                             539          2,443            251
Equity in undistributed earnings of Provident Bank                 6,943          3,429          2,951
                                                                --------       --------       --------

Net income                                                      $  7,482       $  5,872       $  3,202
                                                                ========       ========       ========






                        Condensed Statements of Cash Flows

Cash Flows from Operating Activities:
Net income                                                      $  7,482       $  5,872       $  3,202
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Equity in undistributed earnings of
             Provident Bank                                       (6,943)        (3,429)        (2,951)
         Other adjustments, net                                     (298)          (405)          (312)
                                                                --------       --------       --------

                      Net cash provided by (used in)
                           operating activities                      241          2,038            (61)
                                                                --------       --------       --------

Cash Flows from Investing Activities:
Purchases of securities available for sale                        (2,431)        (1,008)       (10,218)
Proceeds from sales of securities available for sale               6,810            984             --
Capital contribution to Provident Bank                                --             --        (24,000)
                                                                --------       --------       --------

                      Net cash provided by (used in)
investing activities                                               4,379            (24)       (34,218)
                                                                --------       --------       --------

Cash Flows from Financing Activities:
Treasury shares purchased                                         (1,155)        (3,203)            --
Cash dividends paid                                                 (807)        (1,049)          (367)
Stock option transactions                                             60             --             --
Net proceeds from stock offering                                      --             --         37,113
Initial capitalization of Provident Bancorp, MHC                      --             --           (100)
                                                                --------       --------       --------

                      Net cash (used in) provided by
financing activities                                              (1,902)        (4,252)        36,646
                                                                --------       --------       --------

Net increase (decrease) in cash and cash equivalents               2,718         (2,238)         2,367
Cash and cash equivalents at beginning of period                     129          2,367             --
                                                                --------       --------       --------

Cash and cash equivalents at end of period                      $  2,847       $    129       $  2,367
                                                                ========       ========       ========

(21) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2001 and 2000:

                                            First       Second        Third       Fourth
                                           Quarter      Quarter      Quarter      Quarter
                                           -------      -------      -------      -------
Year Ended September 30, 2001

Interest and dividend income               $15,369      $15,361      $15,155      $15,093
Interest expense                             7,061        6,921        6,412        5,850
                                           -------      -------      -------      -------
   Net interest income                       8,308        8,440        8,743        9,243
Provision for loan losses                      360          360          360          360
Non-interest income                          1,051        1,023        1,477        1,155
Non-interest expense                         6,125        6,739        6,664        6,903
                                           -------      -------      -------      -------
   Income before income tax expense          2,874        2,364        3,196        3,135
Income tax expense                             999          799        1,092        1,197
                                           -------      -------      -------      -------

   Net income                              $ 1,875      $ 1,565      $ 2,104      $ 1,938
                                           =======      =======      =======      =======

Earnings per common share:
     Basic                                 $  0.24      $  0.20      $  0.27      $  0.27
     Diluted                                  0.24         0.20         0.27         0.26
                                           =======      =======      =======      =======


Year Ended September 30, 2000

Interest and dividend income               $14,298      $14,522      $14,811      $15,268
Interest expense                             6,194        6,324        6,642        6,874
                                           -------      -------      -------      -------
   Net interest income                       8,104        8,198        8,169        8,394
Provision for loan losses                      450          450          450          360
Non-interest income                            847          794          843          907
Non-interest expense                         6,385        6,623        6,365        6,435
                                           -------      -------      -------      -------
   Income before income tax expense          2,116        1,919        2,197        2,506
Income tax expense                             716          691          681          778
                                           -------      -------      -------      -------

   Net income                              $ 1,400      $ 1,228      $ 1,516      $ 1,728
                                           =======      =======      =======      =======

Basic and diluted earnings per common
   share                                   $  0.17      $  0.16      $  0.20      $  0.23
                                           =======      =======      =======      =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

               The "Proposal 1 -"Election of Directors" section of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2002 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11. Executive Compensation

               The "Proposal I -"Election of Directors" section of the Proxy Statement is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

               The "Proposal I -"Election of Directors" section of the Proxy Statement is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions

               The "Transactions with Certain Related Persons" section of the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1)  Financial Statements

         The financial statements filed in Item 8 of this Form 10-K are as follows:

                        (A)    Independent Auditors' Report

                        (B) Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

                        (C) Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999

                        (D)    Consolidated Statements of Changes in
                               Stockholders' Equity for the years ended
                               September 30, 2001, 2000 and 1999

                        (E) Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

                        (F)    Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2001.

         (c)     Exhibits

         3.1 Stock Holding Company Charter of Provident Bancorp, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-1, file No. 333-63593 (the "S-1")

         3.2 Bylaws of Provident Bancorp, Inc. (incorporated herein by reference to the S-1)

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

         10.9 Provident Bank Recognition and Retention Plan (incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the SEC on January 18, 2000.)

         21      Subsidiaries of the Company

         23.1    Consent of KPMG LLP

                                   SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Provident Bancorp, Inc.


Date: December 20, 2001                       By: \s\  George Strayton
                                                  ----------------------------
                                                  George Strayton
                                                  President, Chief Executive
                                                  Officer and
                                                  Director


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:       \s\ George Strayton                              By:      \s\ Katherine Dering
          ---------------------------------------                   -----------------------------------
          George Strayton                                           Katherine Dering
          President, Chief Executive Officer and                    Chief Financial Officer and Senior
          Director                                                  Vice President

Date:      December 20, 2001                               Date:    December 20, 2001

By:       \s\ William F. Helmer                            By:      \s\ Dennis L. Coyle
          ---------------------------------------                   -----------------------------------
          William F. Helmer                                         Dennis L. Coyle, Vice Chairman
          Chairman of the Board

Date:  December 20, 2001                                   Date:    December 20, 2001

By:       \s\ Judith Hershaft                              By:      \s\ Thomas F. Jauntig, Jr.
          ---------------------------------------                   -----------------------------------
          Judith Hershaft, Director                                 Thomas F. Jauntig, Jr., Director

Date:  December 20, 2001                                   Date:    December 20, 2001

By:       \s\ Donald T. McNelis                            By:      \s\ Richard A. Nozell
          ---------------------------------------                   -----------------------------------
          Donald T. McNelis, Director                               Richard A. Nozell, Director

Date:  December 20, 2001                                   Date:    December 20, 2001

By:       \s\ William R. Sichol, Jr.                       By:      \s\  Burt Steinberg
          ---------------------------------------                   -----------------------------------
          William R. Sichol, Jr., Director                          Burt Steinberg, Director

Date:  December 20, 2001                                   Date:    December 20, 2001

By:       \s\ Wilbur C. Ward                               By:      \s\ F. Gary Zeh
          ---------------------------------------                   -----------------------------------
          Wilbur C. Ward, Director                                  F. Gary Zeh, Director

Date:  December 20, 2001                                    Date:   December 20, 2001
