Form 10-Q
period 2001-12-31
PROVIDENT BANCORP INC/NY/
filed 2002-02-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission File Number: 0-25233


                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

           Federal                                             06-1537499
           -------                                             ----------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                             10901
-----------------------------------------                             -----
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

            (1)  Yes   X     No
            (2)  Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Classes of Common Stock                          Shares Outstanding
              Par Value                                     8,042,507
           $0.10 per share                            as of January 31, 2002

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001



                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.    Financial Statements (Unaudited)                              PAGE

           Consolidated Statements of Financial Condition at
           December 31, 2001 and September 30, 2001                      3-4

           Consolidated Statements of Income for the Three Months
           Ended December 31, 2001 and 2000                               5

           Consolidated Statement of Changes in Stockholders' Equity
           for the Three Months Ended December 31, 2001                   6

           Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 2001 and 2000                              7-8

           Notes to Consolidated Financial Statements                    9-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12-18

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                              19


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.    Legal Proceedings                                              19

Item 2.    Changes in Securities and Use of Proceeds                      19

Item 3.    Defaults upon Senior Securities                                19

Item 4.    Submission of Matters to a Vote of Security Holders            19

Item 5.    Other Information                                              19

Item 6.    Exhibits and Reports on Form 8-K                               19

           Signatures                                                     20

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1. Financial Statements


Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


Assets                                                               December 31, 2001        September 30, 2001
------                                                               -----------------        ------------------
Cash and due from banks                                                  $  16,804               $  16,447
Securities, including $39,356 and $40,582 pledged
      as collateral for borrowings at December 31, 2001
      and September 30, 2001, respectively:
      Available for sale, at fair value (amortized cost of
           $163,910 at December 31, 2001 and $156,404 at
           September 30, 2001)                                             170,006                 163,928
      Held to maturity, at amortized cost (fair value of $74,080
            at December 31, 2001 and $73,660 at September 30, 2001)         73,057                  71,355
            Total  securities                                              243,063                 235,283

Loans:
      One- to four-family residential mortgage loans                       361,528                 358,198
      Commercial real estate, commercial business
            and construction loans                                         183,401                 180,179
      Consumer loans                                                        74,996                  76,892
            Total loans                                                    619,925                 615,269
      Allowance for loan losses (Note 2)                                    (9,334)                 (9,123)
            Total loans, net                                               610,591                 606,146

Accrued interest receivable, net                                             4,807                   5,597
Federal Home Loan Bank stock, at cost                                        6,336                   5,521
Premises and equipment, net                                                  9,012                   8,917
Deferred income taxes                                                        1,150                     371
Other assets                                                                 2,543                   2,978
                                                                         ---------               ---------
            Total assets                                                 $ 894,306               $ 881,260
                                                                         =========               =========

                                                                     (Continued)


Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                       December 31, 2001        September 30, 2001
------------------------------------                                       -----------------        ------------------
Liabilities:
      Deposits:
      Retail demand and NOW deposits                                           $ 112,099                $ 104,789
            Commercial demand deposits                                            34,673                   33,081
            Savings and money market deposits                                    281,630                  269,903
            Certificates of deposit                                              226,400                  245,327
                                                                               ---------                ---------
            Total deposits                                                       654,802                  653,100
      Borrowings                                                                 114,188                  110,427
      Mortgage escrow funds                                                       11,343                    6,197
      Other                                                                        9,772                    8,916
                                                                               ---------                ---------
            Total liabilities                                                    790,105                  778,640
                                                                               ---------                ---------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                             --                       --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued; 8,040,707 and 8,024,166 shares outstanding at December 31, 2001 and September 30, 2001,
   respectively)                                                                     828                      828
Additional paid-in capital                                                        36,629                   36,535
Unallocated common stock held by employee stock ownership
    plan ("ESOP")                                                                 (2,256)                  (2,350)
Common stock awards under recognition and retention plan ("RRP")                  (1,572)                  (1,729)
Treasury stock, at cost  (239,293 shares at December 31, 2001
   and 255,834 shares at September 30, 2001)                                      (4,186)                  (4,298)
Retained earnings                                                                 71,220                   69,252
Accumulated other comprehensive income, net of taxes (Note 3)                      3,538                    4,382
                                                                               ---------                ---------
            Total stockholders' equity                                           104,201                  102,620
                                                                               ---------                ---------
            Total liabilities and stockholders' equity                         $ 894,306                $ 881,260
                                                                               =========                =========

     See accompanying notes to unaudited consolidated financial statements.

                                       4


Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                           For the Three Months
                                                            Ended December 31,
                                                           -------------------
                                                           2001          2000
                                                           ----          ----
Interest and dividend income:
   Loans                                                  $11,220      $11,949
   Securities                                               3,463        3,278
   Other earning assets                                        78          142
                                                          -------      -------
Total interest and dividend income                         14,761       15,369
                                                          -------      -------
Interest expense:
      Deposits                                              3,303        5,163
      Borrowings                                            1,488        1,898
                                                          -------      -------
Total interest expense                                      4,791        7,061
                                                          -------      -------
Net interest income                                         9,970        8,308
Provision for loan losses (Note 2)                            225          360
                                                          -------      -------
Net interest income after provision for loan losses         9,745        7,948
                                                          -------      -------

Non-interest income:
      Banking service fees and other income                   976          840
      Gain on sales of securities available for sale          147           82
      Other                                                   161          129
                                                          -------      -------
Total non-interest income                                   1,284        1,051
                                                          -------      -------

Non-interest expense:
      Compensation and employee benefits                    3,857        3,118
      Occupancy and office operations                       1,084          994
      Advertising and promotion                               401          375
      Data processing                                         403          363
      Amortization of branch purchase premiums                 --          147
      Other                                                 1,408        1,128
                                                          -------      -------
Total non-interest expense                                  7,153        6,125
                                                          -------      -------

Income before income tax expense                            3,876        2,874
Income tax expense                                          1,350          999
                                                          -------      -------
Net income                                                $ 2,526      $ 1,875
                                                          =======      =======

Earnings per common share (Note 4):
      Basic                                               $  0.33      $  0.24
      Diluted                                                0.32         0.24

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                              Common
                                                             Additional    Unallocated        Stock
                                               Common         Paid-In          ESOP           Awards          Treasury
                                               Stock          Capital         Shares         Under RRP         Stock
                                               -----          -------         ------         ---------         -----

Balance at September 30, 2001                $     828       $  36,535       $  (2,350)      $  (1,729)      $  (4,298)
Net income
Cash dividends paid ($0.08 per share)
Stock option transactions                                                                                          112
ESOP shares allocated or committed
    to be released for allocation
    (7,728 shares)                                                  94              94
Vesting of RRP shares                                                                              157
Decrease in net unrealized gain
    on securities available for sale,
    net of taxes of $579
Decrease in net unrealized loss on cash
    flow hedges, net of taxes of $(7)
                                             ---------       ---------       ---------       ---------       ---------
Balance at December 31, 2001                 $     828       $  36,629       $  (2,256)      $  (1,572)      $  (4,186)
                                             =========       =========       =========       =========       =========



                                                            Accumulated
                                                               Other           Total
                                              Retained      Comprehensive    Stockholders'
                                              Earnings         Income           Equity
                                              --------         ------           ------

Balance at September 30, 2001                $  69,252       $   4,382        $ 102,620
Net income                                       2,526           2,526
Cash dividends paid ($0.08 per share)             (488)                            (488)
Stock option transactions                          (70)             42
ESOP shares allocated or committed
    to be released for allocation
    (7,728 shares)                                                                  188
Vesting of RRP shares                                                               157
Decrease in net unrealized gain
    on securities available for sale,
    net of taxes of $579                                          (854)            (854)
Decrease in net unrealized loss on cash
    flow hedges, net of taxes of $(7)                               10               10
                                             ---------       ---------        ---------
Balance at December 31, 2001                 $  71,220       $   3,538        $ 104,201
                                             =========       =========        =========


        See accompanying notes to unaudited consolidated financial statements.


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                 For the Three Months
                                                                   Ended December 31,
                                                                  2001           2000
                                                                  ----           ----
Cash flows from operating activities:
Net income                                                      $  2,526       $  1,875
Adjustments to reconcile net income to net cash
    provided by operating activities:
            Provision for loan losses                                225            360
            Depreciation and amortization of premises
               and equipment                                         427            422
            Amortization of branch purchase premiums                  --            147
            Gain on sales of securities available for sale          (147)           (82)
            Net amortization of premiums and discounts
               on securities                                          47             (5)
            ESOP and RRP expense                                     345            268
Originations of loans held for sale                               (1,926)            --
            Proceeds from sales of loans held for sale             1,774             --
Deferred income tax benefit                                         (217)          (222)
            Net changes in accrued interest receivable
               and payable                                           545           (130)
            Other adjustments (principally net changes
                in other assets and other liabilities)             2,444         (1,865)
                                                                 -------        -------
            Net cash provided by operating activities              6,043            768
                                                                 -------        -------

Cash flows from investing activities:
Purchases of securities:
            Available for sale                                   (15,316)       (17,209)
            Held to maturity                                      (6,496)       (10,212)
Proceeds from maturities, calls and other
   principal payments on securities:
            Available for sale                                     3,786          7,388
            Held to maturity                                       4,767          2,815
Proceeds from sales of securities available for sale               4,155          7,488
Loan originations                                                (57,722)       (29,972)
Loan principal payments                                           52,314         27,958
Purchases of Federal Home Loan Bank stock                           (815)            --
Purchases of premises and equipment                                 (522)          (622)
                                                                 -------        -------
                  Net cash used in investing activities          (15,849)       (12,366)
                                                                 -------        -------



                                                                     (Continued)


PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)
                                                             For the Three Months
                                                              Ended December 31,
                                                             2001           2000
                                                             ----           ----
Cash flows from financing activities:
      Net increase in deposits                             $  1,702       $ 14,307
      Net increase (decrease) in borrowings                   3,761         (5,632)
      Net increase in mortgage escrow funds                   5,146          5,110
      Stock option transactions                                  42             --
      Cash dividends paid                                      (488)          (144)
                                                             ------         ------
            Net cash provided by financing activities        10,163         13,641
                                                             ------         ------

Net increase in cash and cash equivalents                       357          2,043

Cash and cash equivalents at beginning of period             16,447         12,785
                                                             ------         ------
Cash and cash equivalents at end of period                 $ 16,804       $ 14,828
                                                             ------         ------

Supplemental information:
      Interest payments                                    $  5,036       $  7,384
      Income tax payments                                     1,460          2,547
      Loans transferred to real estate owned                     71             91
                                                             ------         ------


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of Provident Bancorp, Inc., Provident Bank, and each subsidiary of Provident Bank (Provest
Services Corp. I, Provest Services Corp. II and Provident REIT, Inc.). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through December 31, 2001, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for income tax purposes.

         The Company's off-balance sheet activities are limited to (i) loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities, and (ii) interest rate cap agreements used as part of its interest rate risk management. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

         The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter ended December 31, 2001 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2002.

         The unaudited financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2001.

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

         Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                           Three Months
                                                        Ended December 31,
                                                        ------------------
                                                     2001                2000
                                                     ----                ----
                                                          (In thousands)

              Balance at beginning of period       $ 9,123             $7,653
              Provision for loan losses                225                360
              Charge-offs                              (27)               (40)
              Recoveries                                13                  7
              Balance at end of period             -------             ------
                                                   $ 9,334             $7,980
                                                   =======             ======


         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                                          December 31,    September 30,
                                                             2001              2001
                                                             ----              ----
                                                            (Dollars in thousands)
Non-accrual loans:
      One- to four- family residential mortgage loans      $2,006           $1,684
      Commercial real estate, commercial business
         and construction loans                               358              418
      Consumer loans                                          235              175
                                                           ------           ------
         Total non-performing loans                         2,599            2,277
Real estate owned:
      One- to four-family residential                         180              109
                                                           ------           ------
Total non-performing assets                                $2,779           $2,386
                                                           ======           ======

Ratios:
      Non-performing loans to total loans                    0.42%            0.38%
      Non-performing assets to total assets                  0.31%            0.27%
      Allowance for loan losses to total
         non-performing loans                                 359%             401%
      Allowance for loan losses to total loans, net          1.53%            1.51%
                                                           ======           ======

3.          Comprehensive Income

         Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company's total comprehensive income was $1.7 million for the three months ended December 31, 2001, compared to $3.6 million for the three months ended December 31, 2000.

         Accumulated other comprehensive income in the consolidated statements of financial condition substantially represented the after-tax net unrealized gain on securities available for sale at the respective dates.

4.          Earnings Per Common Share

         The number of shares used in the computation of both basic and diluted earnings per share include all shares issued to the mutual holding company, but exclude unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

         Weighted average common shares used in calculating basic earnings per share for the three months ended December 31, 2001 and 2000 were 7,686,230 and 7,662,394, respectively. Weighted average common shares used in the computation of diluted earnings per share for the three months ended December 31, 2001 and 2000 were 7,807,529 and 7,673,191, respectively. The diluted shares include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.


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

  Comparison of Financial Condition at December 31, 2001 and September 30, 2001


         Total assets at December 31, 2001 were $894.3 million, up $13.0 million or 1.5% from $881.3 million at September 30, 2001. Cash levels increased to $16.8 million at December 31, 2001, from $16.4 million at September 30, 2001, an increase of $357,000, or 2.2%, due in part to increased deposits at the Federal Reserve Bank of New York for reserve requirements and higher correspondent bank balances to cover activity levels.

         Net loans at December 31, 2001 were $610.6 million, an increase of $4.5 million, or 0.7%, from $606.1 million at September 30, 2001. Residential and commercial loans grew moderately during the three-month period, posting increases of $3.3 million, or 0.9%, and $3.2 million, or 1.8%, respectively. A slowdown in market demand, combined with refinance activity on homeowner loans, resulted in a decrease in consumer loans of $1.9 million, or 2.5%, to $75.0 million at December 31, 2001 from $76.9 million at September 30, 2001. The Company originated $59.6 million in overall loans during the three-month period ended December 31, 2001, which was $5.5 million more than paydowns and loan sales of $54.1 million. Both originations and paydowns were impacted by the heavy refinancing activity related to lower interest rates during the period. For the same quarter a year ago, loan originations and repayments were $30.0 million and $28.0 million, respectively. Asset quality continues to be strong, with non-performing assets at 0.31% of total assets, compared to 0.27% at September 30, 2001. The allowance for loan losses increased by $211,000 to $9.3 million at December 31, 2001 from $9.1 million at September 30, 2001.

         The total securities portfolio increased by $7.8 million, or 3.3%, to $243.1 million at December 31, 2001 from $235.3 million at September 30, 2001. This increase reflects a $6.1 million increase in securities available for sale and a $1.7 million increase in securities held to maturity.

         Total deposits were relatively unchanged, increasing by $1.7 million, or 0.3%, to $654.8 million at December 31, 2001 from $653.1 million at September 30, 2001. Savings and money market accounts increased by $11.7 million to $281.6 million at December 31, 2001from $269.9 million at September 30, 2001 and demand and NOW accounts grew by $8.9 million, to $146.8 million from $137.9 million at September 30, 2001. Certificate of deposit balances fell by $18.9 million to $226.4 million from $245.3 million during the same time period. As a result of this shift in the mix of deposits, checking and low-cost savings and money market deposits accounted for 65% of total deposits at December 31, 2001, up from 62% at the beginning of the fiscal year. Certificates of deposit fell to 35% from 38% over the same period. Management believes that the shift from CDs to these lower cost products is a result of customer reluctance to deposit funds into historically low-yielding time deposits. The resulting mix contributed significantly to the increase in the Company's net interest margin for the three-month period. Should market interest rates rise, management expects that consumers may redeploy their deposits into higher yielding certificates of deposit over the months ahead, which would put pressure on the Company's net interest margin.

         Mortgage escrow funds increased to $11.3 million at December 31, 2001 from $6.2 million at September 30, 2001, reflecting regular escrow collection over the quarter following seasonal annual escrow outflow at September 30 to pay regional real estate taxes. Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $3.8 million during the three-month period to $114.2 million at December 31, 2001 from $110.4 million at September 30, 2001, as asset growth outpaced deposit and escrow growth.

         Stockholders' equity increased by $1.6 million to $104.2 million at December 31, 2001 compared to $102.6 million at September 30, 2001. Net income contributed a $2.5 million increase in equity for the three-month period. Stockholders' equity rose by an additional $387,000 as a result of allocation commitments of ESOP shares, the amortization of common stock awards under the RRP and the exercise of certain stock options. These increases in stockholders' equity were partially offset by decreases in equity of $488,000 for cash dividend payments and $854,000 resulting from a decrease in after-tax net unrealized gains on securities available for sale, due to the increase in market interest rates in the two to five year range during the period from September 30, 2001 to December 31, 2001. Through December 31, 2001, a total of 286,689 shares have been repurchased under the Company's previously announced repurchase programs, which authorized the repurchase of up to 376,740 shares. From the total repurchased, 47,396 shares have been reissued in connection with the exercise of employee stock options.

           Comparison of Operating Results for the Three Months Ended
                     December 31, 2001 and December 31, 2000

         Net Income. For the three months ended December 31, 2001, net income was $2.5 million, an increase of $651,000 or 34.7% from net income of $1.9 million for the three months ended December 31, 2000. Basic and diluted earnings per common share for the current quarter increased to $0.33 and $0.32 per share, respectively, compared to $0.24 per share for both basic and diluted for the same period last year.

         Interest Income. Total interest income for the three months ended December 31, 2001 fell by $608,000, or 4.0%, compared to the prior period, primarily due to lower average yields on both loans and securities attributable to the decline in overall market rates, net of the impact of increased volumes in both asset classes. Interest income was $14.8 million for the three months ended December 31, 2001 compared to $15.4 million for the three months ended December 31, 2000.

         Average interest-earning assets for the three months ended December 31, 2001 were $854.4 million, an increase of $50.1 million, or 6.2%, over average interest-earning assets of $804.3 million for the three months ended December

31, 2000. Average loan balances grew by $20.3 million, while average balances of securities and other earning assets increased by $29.8 million.

         Interest income on loans decreased by $729,000, or 6.1%. The decreased income was attributable to a decrease in the average yields partially offset by an increase in average loan balances. Interest rates earned on loans, fell by 74 basis points to 7.32%, compared to 8.06% for the prior-year period. Average rates earned on consumer loans, which include many prime-based adjustable-rate loans and short-term loans, fell by 185 basis points, to 6.55% for the quarter ended December 31, 2001 from 8.40% for the three months ended December 31, 2000. Average rates earned on the residential loan portfolio, in which fixed rates loans predominate, fell by only 20 basis points, to 7.30% from 7.50%. Average loan balances grew by $20.3 million, or 3.4%, to $608.2 million for the three months ended December 31, 2001, from $587.9 million for the three months ended December 31, 2000. The increase in average loan balances reflects primarily the $14.2 million increase in the average balance of the residential loan portfolio.

         Interest income on securities and other earning assets for the three months ended December 31, 2001 was $3.5 million, an increase of $121,000, or 3.5%, over the prior period. The higher interest income reflects a $29.8 million, or 13.8%, increase in the average balances of securities and other earning assets to $246.2 million for the quarter ended December 31, 2001 from $216.4 million for the quarter ended December 31, 2000, net of a decrease of 56 basis points in the average yield to 5.71% from 6.27%. The short duration of the Company's securities portfolios and the acquisition of assets during a period of declining rates contributed to the decline in average yields.

         Interest Expense. Total interest expense fell by $2.3 million, to $4.8 million for the three months ended December 31, 2001, a decrease of 32.2%, due to lower rates paid on all classes of interest-bearing deposit accounts and borrowings. The average rate paid on total interest-bearing liabilities in the current three-month period was 2.68%, compared to 4.17% for the same period last year. Average rates paid on savings accounts fell by 94 basis points, to 1.01% from 1.95%, and average rates paid on NOW accounts fell by 50 basis points, to an average of 0.39% from 0.89%. In addition, the average rates paid on time deposit accounts decreased by 173 basis points, to 4.04% compared to 5.77% for the three months ended December 31, 2000. Although balances of time deposits have declined, as discussed above, management expects that they may rise if rates rise over the coming months. The average rates paid on borrowings fell by 128 basis points to 5.08% from 6.36% for the prior period. Overall, the average balance of interest-bearing liabilities increased by $37.0 million to $708.3 million for the current three-month period, from $671.3 million during the same period last year. Average balances of savings, money market and NOW checking grew by $19.6 million, $17.7 million and $17.9 million, respectively, with the highest percentage growth occurring in NOW checking, which grew by 33.2%.

         Net Interest Income. For the three months ended December 31, 2001 and 2000, net interest income was $10.0 million and $8.3 million, respectively. The Company's net interest margin was 4.63% for the current quarterly period, an increase of 53 basis points, or 12.9%, compared to the year ago period. The $1.7 million increase in net interest income was partially attributable to a $12.9 million, or 9.7%, increase in average net earning assets (interest-earning assets less interest-bearing liabilities), combined with a 76 basis point increase in the net interest rate spread to 4.17% from 3.41%.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $225,000 and $360,000 in loan loss provisions during the three months ended December 31, 2001 and 2000, respectively, reflecting the stable asset quality and the adequate coverage ratio of the allowance for loan losses to non-performing loans.

         Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Total non-interest income increased by $233,000, or 22.2%, to $1.3 million for the three months ended December 31, 2001 from $1.1 million for the three months ended December 31, 2000. The increase includes a $136,000 increase in deposit fees and charges and a $65,000 increase in gains on sales of available-for-sale securities. Other non-interest income, which includes items such as fees earned for mutual fund sales, loan servicing, and trust and investment management, increased to $161,000 from $129,000.

         Non-Interest Expense. Non-interest expenses for the three months ended December 31, 2001 were $7.2 million, or $1.0 million more than expenses for the three months ended December 31, 2000. The increase was primarily attributable to increases in compensation and employee benefits of $739,000, or 23.7%, and in occupancy and office operations of $90,000, or 9.1%. Compensation increased as a result of staff additions and annual merit increases, and additional occupancy costs were attributable to the opening of the Company's two new branches in Bardonia and New City, New York. Growth in loan and deposit volumes created additional data processing expense, which increased by $40,000, or 11.0%. Other non-interest expenses increased by $280,000, or 24.8%, due primarily to new product supplies, postage and stationery and printing costs related to the new branches, and professional services engaged for franchise growth strategies. These increases were partially offset by a decrease of $147,000 in the amortization of branch purchase premiums, as the premiums associated with two branches purchased in 1996 became fully amortized during fiscal year 2001.

         Income Taxes. Income tax expense was $1.35 million for the three months ended December 31, 2001 compared to $999,000 for the same period in 2000. The effective tax rate for both periods was approximately 34.8%.


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

         The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturities of securities and short-term investments, and proceeds from sales of loans originated for sale and securities available for sale. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

         The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2001 and December 31, 2000, loan originations totaled $59.6 million and $28.0 million, respectively, and purchases of securities totaled $21.8 million and $27.4 million, respectively. For the three-month period ended December 31, 2001, these investing activities were funded primarily by proceeds from sales and maturities of securities, by deposit growth, by principal repayments on loans and securities, and by operating cash flows. Loan origination commitments totaled $50.9 million at December 31, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors, such as perceived safety or risk of alternative investments. The net increase in total deposits for the three months ended December 31, 2001 was $1.7 million, compared to a $14.3 million increase during the three months ended December 31, 2000.

         The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $114.2 million at December 31, 2001.

         At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $91.4 million, or 10.4% of adjusted assets (which is above the required level of $35.3 million, or 4.0%) and a total risk-based capital level of $98.0 million, or 18.7% of risk-weighted assets (which is above the required level of $41.9 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2001, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The following table sets forth the Bank's regulatory capital position at December 31, 2001 and September 30, 2001, compared to OTS requirements.

                                                                OTS Requirements
                                                    -------------------------------------------
                                                     Minimum Capital        For Classification
                              Bank Actual               Adequacy            as Well Capitalized
                            ---------------         ---------------         -------------------
                            Amount    Ratio         Amount    Ratio         Amount       Ratio
                            ------    -----         ------    -----         ------       -----
                                                 (Dollars in thousands)
December 31, 2001

Tangible capital           $91,430    10.4%        $13,233     1.5%        $    --         --%
Tier 1 (core) capital       91,430    10.4          35,287     4.0          44,109        5.0
Risk-based capital:
      Tier 1                91,430    17.5              --      --          31,412        6.0
      Total                 98,009    18.7          41,883     8.0          52,354       10.0
                            ======    ====          ======     ===          ======       ====

September 30, 2001

Tangible capital           $88,526    10.2%        $13,015     1.5%        $    --         --%
Tier 1 (core) capital       88,526    10.2          34,706    4.04           3,383        5.0
Risk-based capital:
      Tier 1                88,526    16.9              --      --          31,404        6.0
      Total                 95,100    18.2          41,873     8.0          52,341       10.0
                            ======    ====          ======     ===          ======       ====


Item     3. Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. Despite market fluctuations, there have been no material changes in the Company's interest rate risk position since September 30, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


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

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         On November 2, 2001, the Company reported that it had entered into an agreement to purchase The National Bank of Florida, a commercial bank with total assets of $99.7 million at September 30, 2001. This all-cash transaction valued at approximately $28.1 million is expected to close by April 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Provident Bancorp, Inc.
                                    (Registrant)


                           By:      /s/ Katherine A. Dering
                                    --------------------------
                                    Katherine A. Dering
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                     and duly authorized representative)


                           Date:    February 14, 2002
                                    -----------------