Form 10-Q
period 2002-03-31
PROVIDENT BANCORP INC/NY/
filed 2002-05-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission File Number: 0-25233


                             PROVIDENT BANCORP, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Federal                                             06-1537499
-------------------------------                           ---------------------
(State or Other Jurisdiction of                           (IRS Employer ID No.)
Incorporation or Organization)


                 400 Rella Boulevard, Montebello, New York 10901
               -------------------------------------------------------
               (Address of Principal Executive Office) ( Zip Code)


                                 (845) 369-8040
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)  Yes   X     No  ____
         (2)  Yes   X     No  ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Classes of Common Stock               Shares Outstanding
                   -----------------------               -------------------
                       $0.10 per share                       8,043,499
                                                         as of May 3, 2002

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2002


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at
            March 31, 2002 and September 30, 2001                         3-4

         Consolidated Statements of Income for the Three Months and
         Six Months Ended March 31, 2002 and 2001                          5

         Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended March 31, 2002                           6

         Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2002 and 2001                                 7-8

         Notes to Consolidated Financial Statements                       9-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-22

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                 23


                  PART II. OTHER INFORMATION
                  --------------------------

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities and Use of Proceeds                         23

Item 3.  Defaults upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

         Signature                                                         25

                 PART I. FINANCIAL INFORMATION
                 -----------------------------


Item 1.  Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


                                                                March 31, 2002      September 30, 2001
                                                                --------------      ------------------
Assets
------

Assets:
Cash and due from banks                                             $  17,398              $  16,447
Federal funds sold                                                     15,700                     --
Securities, including $34,062 and $40,582 pledged as
      collateral for borrowings at March 31, 2002 and
     September 30, 2001, respectively:
     Available for sale, at fair value (amortized cost of
          $164,969 at March 31, 2002 and $156,404 at
          September 30, 2001)                                         169,510                163,928
     Held to maturity, at amortized cost (fair value of $67,444
          at March 31, 2002 and $73,660 at September 30, 2001)         66,238                 71,355
                                                                    ---------              ---------
           Total  securities                                          235,748                235,283
                                                                    ---------              ---------

Loans:
     One- to four-family residential mortgage loans                   366,162                358,198
     Commercial real estate, commercial business
         and construction loans                                       189,681                180,179
     Consumer loans                                                    76,014                 76,892
                                                                    ---------              ---------
         Total loans                                                  631,857                615,269
     Allowance for loan losses (Note 2)                                (9,503)                (9,123)
                                                                    ---------              ---------
         Total loans, net                                             622,354                606,146
                                                                    ---------              ---------
Accrued interest receivable, net                                        5,449                  5,597
Federal Home Loan Bank stock, at cost                                   6,629                  5,521
Premises and equipment, net                                             9,109                  8,917
Deferred income taxes                                                   4,758                    371
Other assets                                                            2,407                  2,978
                                                                    ---------              ---------
         Total assets                                               $ 919,552              $ 881,260
                                                                    =========              =========

                                                                   (continued)

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)


                                                                   March 31, 2002     September 30, 2001
                                                                   --------------     ------------------
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
     Deposits:
         Retail demand and NOW deposits                              $ 118,472            $ 104,789
         Commercial demand deposits                                     36,270               33,081
         Savings and money market deposits                             297,937              269,903
         Certificates of deposit                                       225,203              245,327
                                                                     ---------            ---------

         Total deposits                                                677,882              653,100
     Borrowings                                                        117,283              110,427
     Mortgage escrow funds                                               8,036                6,197
     Other                                                              10,541                8,916
                                                                     ---------            ---------
         Total liabilities                                             813,742              778,640
                                                                     ---------            ---------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                   --                   --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued; 8,043,499 and 8,024,166 shares outstanding at March 31, 2002 and September 30, 2001,
  respectively)                                                            828                  828
Additional paid-in capital                                              36,748               36,535
Unallocated common stock held by the employee stock
    ownership plan ("ESOP")                                             (2,162)              (2,350)
Common stock awards under recognition and retention plan ("RRP")        (1,419)              (1,729)
Treasury stock, at cost  (236,501 shares at March 31, 2002 and
    255,834 shares at September 30, 2001)                               (4,229)              (4,298)
Retained earnings                                                       73,429               69,252
Accumulated other comprehensive income, net of taxes (Note 4)            2,615                4,382
                                                                     ---------            ---------
         Total stockholders' equity                                    105,810              102,620
                                                                     ---------            ---------
         Total liabilities and stockholders' equity                  $ 919,552            $ 881,260
                                                                     =========            =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                        For the Three Months    For the Six Months
                                                           Ended March 31,        Ended March 31,
                                                        --------------------    ------------------
                                                          2002        2001       2002         2001
                                                          ----        ----       ----         ----
Interest and dividend income:
      Loans                                             $11,002     $11,627     $22,223     $23,576
     Securities                                           3,463       3,572       6,925       6,851
      Other earning assets                                   93         162         171         303
                                                        -------     -------     -------     -------
Total interest and dividend income                       14,558      15,361      29,319      30,730
                                                        -------     -------     -------     -------

Interest expense:
     Deposits                                             2,698       5,114       6,001      10,276
     Borrowings                                           1,494       1,807       2,982       3,706
                                                        -------     -------     -------     -------
Total interest expense                                    4,192       6,921       8,983      13,982
                                                        -------     -------     -------     -------

Net interest income                                      10,366       8,440      20,336      16,748
Provision for loan losses (Note 2)                          175         360         400         720
                                                        -------     -------     -------     -------
Net interest income after provision for loan losses      10,191       8,080      19,936      16,028
                                                        -------     -------     -------     -------

Non-interest income:
     Banking fees and service charges                       935         761       1,910       1,601
     Gain on sales of securities available for sale          90          67         238         149
     Other                                                  205         195         366         324
                                                        -------     -------     -------     -------
Total non-interest income                                 1,230       1,023       2,514       2,074
                                                        -------     -------     -------     -------

Non-interest expense:
     Compensation and employee benefits                   3,976       3,566       7,834       6,684
     Occupancy and office operations                      1,182       1,043       2,266       2,036
     Advertising and promotion                              304         375         705         750
     Data processing                                        440         387         843         750
     Amortization of branch purchase premiums                --         147          --         294
     Other                                                1,368       1,221       2,775       2,350
                                                        -------     -------     -------     -------
Total non-interest expense                                7,270       6,739      14,423      12,864
                                                        -------     -------     -------     -------

Income before income tax expense                          4,151       2,364       8,027       5,238
Income tax expense                                        1,550         799       2,900       1,798
                                                        -------     -------     -------     -------
Net income                                              $ 2,601     $ 1,565     $ 5,127     $ 3,440
                                                        =======     =======     =======     =======
Earnings per common share (Note 5).
     Basic                                              $  0.34     $  0.20     $  0.67     $  0.45
                                                        =======     =======     =======     =======
     Diluted                                            $  0.33     $  0.20     $  0.66     $  0.45
                                                        =======     =======     =======     =======


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2002
(Unaudited)
(Dollars in thousands, except per share data)

                                                                            Common                        Accumulated
                                                    Additional Unallocated  Stock                            Other        Total
                                            Common   Paid-In      ESOP      Awards   Treasury   Retained Comprehensive Stockholders'
                                            Stock    Capital     Shares    Under RRP   Stock    Earnings     Income       Equity
                                            -----    -------     ------    ---------   -----    --------     ------       ------
Balance at September 30, 2001              $  828    $36,535    $(2,350)   $(1,729)   $(4,298)  $69,252     $ 4,382     $ 102,620
Net income                                                                                        5,127                     5,127
Cash dividends paid ($0.18 per share)                                                              (851)                     (851)
Purchases of treasury stock (8,000 shares)                                               (219)                               (219)
Stock option transactions                                                                 288       (99)                      189
ESOP shares allocated or committed
    to be released for allocation                        213        188                                                       401
Vesting of RRP shares                                                          310                                            310
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $1,190                                                                                  (1,786)       (1,786)
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $ (12)                                                                         19            19
                                           ------    -------    -------    -------    -------   -------     -------     ---------
Balance at March 31, 2002                  $  828    $36,748    $(2,162)   $(1,419)   $(4,229)  $73,429     $ 2,615     $ 105,810
                                           ======    =======    =======    =======    =======   =======     =======     =========



See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                 For the Six Months
                                                                  Ended March 31,
                                                                2002           2001
                                                                ----           ----
Cash flows from operating activities:
Net income                                                   $   5,127     $   3,440
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses                                 400           720
         Depreciation and amortization of premises
           and equipment                                           872           862
         Amortization of branch purchase premiums                   --           294
         Gain on sales of securities available for sale           (238)         (149)
         Net amortization of premiums and discounts
           on securities                                           102             6
         ESOP and RRP expense                                      711           538
         Originations of loans held for sale                    (8,659)           --
         Proceeds from sales of loans held for sale              8,009            --
         Deferred income tax benefit                            (3,209)         (197)
         Net changes in accrued interest receivable
           and payable                                             (14)         (738)
         Other adjustments (principally net changes
                in other assets and other liabilities)           3,278        (2,649)
                                                             ---------     ---------
                Net cash provided by operating activities        6,379         2,127
                                                             ---------     ---------

Cash flows from investing activities:
Purchases of securities:
         Available for sale                                    (27,913)      (21,203)
         Held to maturity                                       (6,332)      (25,150)
Proceeds from maturities, calls and other
   principal payments on securities:
            Available for sale                                   7,461        15,643
            Held to maturity                                    11,414         9,543
Proceeds from sales of securities available for sale            12,060         9,828
Loan originations                                             (113,797)      (59,296)
Loan principal payments                                         96,955        58,718
Purchases of Federal Home Loan Bank stock                       (1,108)          (43)
Proceeds from sales of real estate owned                            --           154
Purchases of premises and equipment                             (1,064)       (1,155)
                                                             ---------     ---------
              Net cash used in investing activities            (22,324)      (12,961)
                                                             ---------     ---------

                                                            (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)


                                                         For the Six Months
                                                          Ended March 31,
                                                          ---------------
                                                          2002        2001
                                                          ----        ----
Cash flows from financing activities:
     Net increase in deposits                          $ 24,782     $ 32,211
     Net increase (decrease) in borrowings                6,856      (18,269)
     Net increase in mortgage escrow funds                1,839        2,881
     Treasury shares purchased                             (219)        (335)
     Stock option transactions                              189           --
     Cash dividends paid                                   (851)        (327)
                                                       --------     --------
         Net cash provided by financing activities       32,596       16,161
                                                       --------     --------

Net increase in cash and cash equivalents                16,651        5,327

Cash and cash equivalents at beginning of period         16,447       12,785
                                                       --------     --------
Cash and cash equivalents at end of period             $ 33,098     $ 18,112
                                                       ========     ========

Supplemental information:
     Interest payments                                 $  9,145     $ 14,628
     Income tax payments                                  4,422        2,876
     Transfer of securities from available for sale
          to held to maturity                                --       12,013
     Transfer of loans to real estate owned                 162          147
                                                       ========     ========


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of Provident Bancorp, Inc., Provident Bank, and each subsidiary of Provident Bank (Provest
Services Corp. I, Provest Services Corp. II and Provident REIT, Inc.). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through March 31, 2002, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes.

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

     The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter and six months ended March 31, 2002 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2001.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see Note 2), which is a critical accounting policy.

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

     Activity in the allowance for loan losses for the periods indicated is summarized below:


                                             Three Months              Six Months
                                            Ended March 31,          Ended March 31,
                                            ---------------          ---------------
                                           2002        2001         2002         2001
                                           ----        ----         ----         ----
                                                        (In thousands)

        Balance at beginning of period    $ 9,334     $ 7,980     $ 9,123     $ 7,653
        Provision for loan losses             175         360         400         720
        Charge-offs                           (75)        (34)       (102)        (74)
        Recoveries                             69         146          82         153
                                          -------     -------     -------     -------
        Balance at end of period          $ 9,503     $ 8,452     $ 9,503     $ 8,452
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


                                                      March 31,     September 30,
                                                        2002           2001
                                                        ----           ----
                                                       (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans   $2,050         $1,684
     Commercial real estate, commercial business
       and construction loans                           1,048            418
     Consumer loans                                       271            175
                                                       ------         ------
       Total non-performing loans                       3,369          2,277

Real estate owned:
     One- to four-family residential                      248            109
                                                       ------         ------
      Total non-performing assets                      $3,617         $2,386
                                                       ======         ======

Ratios:
     Non-performing loans to total loans                 0.53%          0.38%
     Non-performing assets to total assets               0.39           0.27
     Allowance for loan losses to total
       non-performing loans                               282            401
     Allowance for loan losses to total loans, net       1.53           1.51
                                                       ======         ======


3.   Acquisition of The National Bank of Florida

     On April 23, 2002, the Company consummated its acquisition of The National Bank of Florida ("NBF"), which was merged with and into Provident Bank. This was an all-cash transaction valued at approximately $28.1 million. At the acquisition date, NBF had total assets of approximately $105 million and total deposits of approximately $88 million.

     The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The excess of the total acquisition cost over the fair value of the net assets acquired was recorded as intangible assets (consisting of both goodwill and a core deposit intangible asset recognized apart from goodwill) that will be accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Amounts attributable to NBF will be included in the Company's consolidated financial statement from the date of acquisition.

     In accordance with SFAS No. 142, goodwill recorded in the NBF acquisition will not be amortized to expense, but instead will be reviewed for impairment at least annually, with impairment losses charged to expense if and when they occur. The core deposit intangible asset recognized apart from goodwill will be amortized to expense over its estimated useful life and evaluated for impairment.

4.   Comprehensive Income

     Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company's total comprehensive income was $3.4 million and $6.3 million for the six months ended March 31, 2002 and 2001, respectively, and $1.7 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

     Accumulated other comprehensive income in the consolidated statements of financial condition at March 31, 2002 and September 30, 2001 substantially represented the after-tax net unrealized gain on securities available for sale.


5.   Earnings Per Common Share

     The number of shares used in the computation of both basic and diluted earnings per share include all shares issued to the mutual holding company, but exclude unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

     Weighted average common shares used in calculating basic earnings per share for the three months ended March 31, 2002 and 2001 were 7,703,009 and 7,665,241, respectively. Weighted average common shares used in calculating basic earnings per share for the six months ended March 31, 2002 and 2001 were 7,694,528 and 7,663,802, respectively.

     Diluted earnings per share was computed based on 7,847,100 shares for the three months ended March 31, 2002 (including 144,091 common-equivalent shares) and 7,825,278 shares for the six months ended March 31, 2002 (including 130,750 common-equivalent shares). Diluted earnings per share was computed based on 7,695,541 shares for the three months ended March 31, 2001 (including 30,300 common-equivalent shares) and 7,684,754 shares for the six months ended March 31, 2001 (including 20,952 common-equivalent shares). The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in the Company's lending areas, general and local economic conditions, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, the effect of new accounting pronouncements and changing regulatory requirements, and the ability to realize cost savings and integrate operations following the recent acquisition of NBF. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company's significant accounting policies are summarized in Note 3 to the consolidated financial statements included in its September 30, 2001 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgement involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

     As discussed in Note 3 to the consolidated financial statements included in
Item 1 of this report, the Company completed its acquisition of NBF in April 2002. The acquisition has been accounted for as a purchase and, accordingly, amounts attributable to NBF will be included in the Company's consolidated financial statements from the date of acquisition.

     In April 2002, the Company announced the formation of Provident Municipal Bank, a commercial bank subsidiary of Provident Bank, to serve the banking needs of municipalities throughout Rockland and Orange Counties. The formation of Provident Municipal Bank eliminated the regulatory barriers previously preventing Provident Bank from accepting the deposits of public funds.

     Comparison of Financial Condition at March 31, 2002 and September 30, 2001

     Total assets as of March 31, 2002 were $919.6 million, an increase of $38.3 million, or 4.3% over assets of $881.3 million at September 30, 2001, and an increase of $54.9 million, or 6.3%, over assets of $864.7 million at March 31, 2001.

     Net loans as of March 31, 2002 were $622.4 million, an increase of $16.2 million, or 2.7%, over net loan balances of $606.1 million at September 30, 2001. As the local economy began to recover from setbacks last fall and winter, the Company achieved growth of $9.5 million, or 5.3%, in the commercial loan portfolio compared to fiscal year-end. Residential loans continued to grow during the six-month period as well, posting an increase of $8.0 million, or 2.2%, over balances at September 30, 2001. Asset quality continues to be strong, although at 0.39% of total assets, non-performing assets are up slightly from the 0.27% at September 30, 2001. The allowance for loan losses increased by $380,000 to $9.5 million at March 31, 2002 from $9.1 million at September 30, 2001.

     The total securities portfolio increased slightly to $235.7 million at March 31, 2002 from $235.3 million at September 30, 2001.

     Total deposits increased by $24.8 million to $677.9 million, an increase of 3.8% over balances of $653.1 million at September 30, 2001. Deposit growth has occurred in transaction account and savings account products, while certificates of deposit have declined. The largest deposit growth has occurred in savings and money market accounts, which increased to $297.9 million at March 31, 2002 from $269.9 million at September 30, an increase of $28.0 million, or 10.4%. Retail demand and NOW deposits posted an increase of $13.7 million, or 13.1%, while commercial demand accounts added $3.2 million, or 9.6%. During the same time period, total certificates of deposit declined by $20.1 million. The overall deposit increase is primarily due to improved marketing efforts, coupled with new product offerings. Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $6.9 million during the six-month period to $117.3 million at March 31, 2002 from $110.4 million at September 30, 2001.

     Stockholders' equity increased by $3.2 million to $105.8 million at March 31, 2002 compared to $102.6 million at September 30, 2001. In addition to net income of $5.1 million for the six-month period, equity increased by $900,000 due to activity related to the Company's ESOP, stock option and management retention plans. Partially offsetting these increases were cash dividends and treasury share purchases which reduced stockholders' equity by $851,000 and $219,000, respectively, and the change in after-tax unrealized gains on securities available for sale, which decreased equity by $1.8 million.

     During the first six months of fiscal 2002, the Company repurchased 35,188 common shares, bringing the total shares repurchased to 296,422 shares under its previously announced repurchase programs, which authorized the repurchase of up to 376,740 shares. Net of option-related reissuances, treasury shares held by the Company at March 31, 2002 were 236,501.

           Comparison of Operating Results for the Three Months Ended
                        March 31, 2002 and March 31, 2001


     Net Income. For the three months ended March 31, 2002, net income was $2.6 million, an increase of $1.0 million or 66.2% from net income of $1.6 million for the three months ended March 31, 2001. Basic and diluted earnings per common share for the current quarter increased to $0.34 and $0.33 per share, respectively, compared to $0.20 per share for both basic and diluted for the same period last year.

     Interest Income. Total interest income for the three months ended March 31, 2002 declined to $14.6 million, a decrease of $803,000, or 5.2%, compared to interest income of $15.4 million for the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in both asset classes. Average interest-earning assets for the three months ended March 31, 2002 were $869.6 million, an increase of $45.9 million, or 5.6%, over average interest-earning assets of $823.8 million for the three months ended March 31, 2001. The average yield on interest-earning assets for the three months ended March 31, 2002 was 6.79 %, a decrease of 77 basis points from the average interest-earning assets yield of 7.56% for the three months ended March 31, 2001.

     Interest income on loans decreased by $625,000, or 5.4%, primarily due to lower average yields, partially offset by higher average loan balances. The largest percentage decline in income came from the consumer loan category, which saw interest income decline by $376,000, or 24.8%, for the quarter. Provident's fixed-rate consumer loans have short average maturities, and its adjustable-rate consumer loans float with the prime rate, which averaged 4.75% for the three-month period ended March 31, 2002, while the prime rate averaged 8.62% for the same period last year. Lower market interest rates also impacted the yields on commercial loans, which saw interest income decline to $3.3 million from $3.7 million, primarily due to a decline in average yield to 7.39% from 8.86%. Average yields on residential loans declined slightly.

     Partially offsetting these lower yields were higher average balances in all loan categories. Average loan balances grew by $32.2 million, or 5.5%, to $618.2 million for the three months ended March 31, 2002, from $586.1 million for the three months ended March 31, 2001. The increase in average loan balances reflects an $18.9 million, or 5.5%, increase in the average balance of the residential loan portfolio; a $12.0 million, or 7.1 %, increase in the average balance of the commercial loan portfolio; and an increase of $1.2 million, or 1.7%, in the average consumer loan portfolio.

     Interest income on securities and other earning assets for the three months ended March 31, 2002 was $3.6 million, an decrease of $178,000, or 4.8%, from securities income of $3.7 million for the prior year period. This decline reflects primarily a decrease of 63 basis points in the average yield to 5.74% from 6.37%, as the portfolio repriced with lower market interest rates.

These lower yields were partially offset by a $13.7 million, or 5.8%, increase in the average balances of securities and other earning assets to $251.4 million for the quarter ended March 31, 2002 from $237.7 million for the quarter ended March 31, 2001. Lower yields were also due, in small part, to higher liquidity maintained in anticipation of the Company's acquisition of NBF of Florida, which took place on April 23, 2002.

     Interest Expense. Interest expense for the three-month period ended March 31, 2002 fell by $2.7 million to $4.2 million, a decrease of 39.4% compared to interest expense of $6.9 million for the three-month period ended March 31, 2001. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to lower balances in certificates of deposit accounts, partially offset by higher balances of non-interest-bearing and low interest-bearing savings, money market and NOW checking deposits. The average rates paid on interest-bearing liabilities for the three months ended March 31, 2002 declined by 170 basis points to 2.38% from 4.08% for the same period last year. Average total interest-bearing liabilities increased to $712.9 million for the period ended March 31, 2002, compared to an average of $687.3 million for the prior period, an increase of $25.6 million, or 3.7%.

     Interest expense on certificates of deposit fell by $1.8 million to $1.8 million for the three months ended March 31, 2002, from $3.6 million for the same three-month period last year. The average interest rate paid on these deposits fell by 250 basis points to 3.26%, from 5.76% for the prior-year period. In addition, average balances of certificates of deposit decreased by $30.6 million, or 12.0%, to $224.7 million for the current quarter versus $255.2 million for the same quarter last year. Conversely, for the three months ended March 31, 2002, average balances of lower-cost savings, money market and NOW checking accounts increased by $23.6 million, $19.1 million and $11.9 million, respectively. The total interest paid on these deposits also declined due to the decline in their average yields, which fell by 90, 149, and 30 basis points, respectively, compared to the three months ended March 31, 2001. Overall, the rate paid on interest-bearing deposits decreased by 181 basis points, to 1.85% for the quarter ended March 31, 2002, compared to 3.66% for the same period last year.

     The average rate paid on total borrowings for the three-month period ended March 31, 2002 decreased 112 basis points to 4.93% from 6.05% for the same period last year. The lower rates more than offset a small increase in the average amount borrowed to $122.8 million from $121.2 million, resulting in a $313,000 reduction in interest expense on borrowings.

     Net Interest Income. Net interest income for the three months ended March 31, 2002 was $10.4 million, compared to $8.4 million for the three months ended March 31, 2001, an increase of $2.0 million or 22.8%. The increase in net interest income was largely due to a $23.8 million increase in average net earning assets to $156.7 million, from $136.4 million, as well as to a 92 basis point increase in net interest rate spread, to 4.40%, from 3.48% in the prior year. Net interest margin increased to 4.83% for the three months ended March 31, 2002, up from 4.16% in the prior year period.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $175,000 and $360,000 in loan loss provisions during the three months ended March 31, 2002 and 2001, respectively.

     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Total non-interest income for the three months ended March 31, 2002 increased by $207,000 or 20.2%, to $1.2 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. This increase was primarily attributable to an increase of $174,000 in banking fees and service charges. The Company also recorded net gains on sales of securities available for sale of $90,000 for the current quarter, compared to securities gains of $67,000 in the same quarter a year ago.

     Non-Interest Expense. Non-interest expenses for the three months ended March 31, 2002 increased by $531,000 to $7.3 million from $6.7 million for the three months ended March 31, 2001. The increase was primarily attributable to increases in compensation and employee benefits of $410,000, or 11.5%, and in occupancy and office operations of $139,000, or 13.3%. Compensation increased as a result of staff additions and annual merit increases, and additional occupancy costs were attributable to the opening of a new branch. In addition, expenses associated with the upcoming integration of NBF totaled $68,000 for the current quarter.

     Income Taxes. Income tax expense was $1.5 million for the three months ended March 31, 2002 compared to $799,000 for the same period in 2001, as tax management strategies implemented in the past had a smaller relative impact due to growth in the Company's pre-tax income. The effective tax rates were 37.3% and 33.8%, respectively.

            Comparison of Operating Results for the Six Months Ended
                        March 31, 2002 and March 31, 2001


     Net Income. For the six months ended March 31, 2002, net income was $5.1million, an increase of $1.7 million or 49.0% from net income of $3.4 million for the six months ended March 31, 2001. Year-to-date basic and diluted earnings per common share increased to $0.67 and $0.66, respectively, compared to basic and diluted earnings of $0.45 per share for the same period last year.

     Interest Income. Total interest income for the six months ended March 31, 2002 declined to $29.3 million from $30.7 million earned in the six months ended March 31, 2001, a decrease of $1.4 million, or 4.6%, compared to the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in both asset classes. Average interest-earning assets for the six months ended March 31, 2002 were $861.9 million, an increase of $48.0 million, or 5.9%, over average interest-earning assets for the six months ended March 31, 2001 of $813.9 million.

     Interest income on loans for the six months ended March 31, 2002 was $22.2 million, a decrease of $1.4 million, or 5.7%, from income of $23.6 million in the six months ended March 31, 2001. A $26.1 million increase in average loans to $613.1 million from $587.0 million was attributable to increased balances in all loan types, but especially to increases in residential mortgage loans, which saw increased activity due to the recent wave of refinancings. Average yields on the higher loan balances declined to 7.27% from 8.05%, with the largest decline in yields coming from the consumer loan category, which is made up almost equally of fixed-rate loans with short average maturities and home equity lines of credit, which bear interest rates that float with the prime rate.

     Interest income on securities and other earning assets for the six months ended March 31, 2002 was $7.1 million, a decrease of $58,000, or 0.8%, compared to the same period last year, primarily due to the decline in average interest rates for the period. The average balance of securities increased by $22.6 million, or 10.2%, to $243.2 million March 31, 2002 from $220.6 million at March 31, 2001. The average yield on the portfolio declined by 60 basis points, to 5.72% for the six-month period ended March 31, 2002 from 6.32% for the six-month period ended March 31, 2001.

     Interest Expense. Total interest expense for the six-month period ended March 31, 2002 fell to $9.0 million, a decline of $5.0 million, or 35.8%, compared to interest expense of $14.0 million for the same period last year. The decrease was primarily due to significantly lower average rates paid on deposits and wholesale borrowings (2.55% in the current year period compared to 4.13% a year ago), net of an increase in average interest-bearing liabilities. Average total interest-bearing liabilities increased to $706.3 million for the six-month period ended March 31, 2002, compared to an average of $679.2 million for the prior period, an increase of $27.1 million, or 4.0%.

     The decrease in deposit interest expense was primarily due to lower rates paid on all interest-bearing deposits, as well as to lower average balances in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. For the six months ended March 31, 2002, average balances of lower-cost savings, NOW and money market accounts increased by $50.6 million, while average balances of certificates of deposit declined by $23.2 million compared to the six months ended March 31, 2001. The average interest paid on certificates of deposit fell by 211 basis points to 3.66% for the six months ended March 31, 2002, from 5.77% for the prior year period. Overall, the rate paid on interest-bearing deposits declined by 163 basis points, to 2.05% for the six months ended March 31, 2002, compared to 3.68% for the same period last year.

     The Company also paid less for its wholesale borrowings, as the cost to borrow funds from the FHLB decreased and the average amount borrowed remained approximately the same. The average rate paid on total borrowings for the six-month period ended March 31, 2002 decreased 120 basis points to 5.01% from 6.21% for the same period last year.

     Net Interest Income. For the six months ended March 31, 2002 and 2001, net interest income was $20.3 million and $16.7 million, respectively, an increase of $3.6 million, or 24.4%. The $3.6 million increase was primarily attributable to an 83 basis point increase in the net interest rate spread to 4.27% from 3.44% and also to the increase of $20.8 million, or 15.5%, in average net earning assets (interest-earning assets less interest-bearing liabilities). The Company's net interest margin was 4.73% for the six months ended March 31, 2002 and 4.13% for the six months ended March 31, 2001.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The Company recorded $400,000 and $720,000 in loan loss provisions during the six months ended March 31, 2002 and 2001, respectively.

     As noted in the above discussion, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Such movements may cause a decrease in interest rate spread and net interest margin.

     Non-Interest Income. Non-interest income for the six months ended March 31, 2002 was $2.5 million compared to $2.1 million for the six months ended March 31, 2001, an increase of $440,000, or 21.2%. This increase was primarily attributable to an increase of $309,000, or 19.3%, in fees and service charges primarily due to the expanded deposit base. The Company also recorded net gains of $238,000 on sales of securities available for sale in the current year, compared to $149,000 of such gains for the same period a year ago. Other non-interest income in the current six-month period gains included gains on residential loan sales of $40,000. No residential loans were sold during the comparable period last year.

     Non-Interest Expense. Non-interest expenses for the six months ended March 31, 2002 were $14.4 million, or $1.5 million more than expenses for the six months ended March 31, 2001. Increases in compensation expenses and occupancy expenses of $1.1 million, or 17.2%, and $230,000, or 11.3%, respectively, were attributable to annual salary and benefit increases and to the opening of two new branches. Data processing expense also increased by $93,000, or 12.4%, related to the new branches and new product offerings. Other expenses for the current six-month period increased by $425,000, or 18.1%, over the comparable period last year. Professional services increased by $143,000, or 39.4%, as a result of new product offerings and the associated legal and consulting fees. ATM service charges and check processing expenses increased by $72,000 and $67,000, respectively, due to new products and services and higher deposit levels. Additionally, the Company incurred $68,000 in integration costs relative to the acquisition of NBF, which took place on April 23, 2002. Partially offsetting these increases was a decrease of $294,000 in the amortization of deposit premiums, as the premiums associated with two branches purchased in 1996 became fully amortized in the 2001 fiscal year.

     Income Taxes. Income tax expense was $2.9 million for the six months ended March 31, 2002 compared to $1.8 million for the same period in 2001. The effective tax rates were 36.1% and 34.3%, respectively, as tax management strategies implemented in the past had a smaller relative impact due to growth in the Company's pre-tax income.

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

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturities of securities and short-term investments, and proceeds from sales of loans originated for sale and securities available for sale. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.



     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2002 and March 31, 2001, loan originations totaled $122.4 million and $59.3 million, respectively, and purchases of securities totaled $34.2 million and $46.4 million, respectively. For the six-month periods ended March 31, 2002 and 2001, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, and by deposit growth. Loan origination commitments totaled $49.4 million at March 31, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the six months ended March 31, 2002 was $24.8 million, compared to $32.2 million for the six months ended March 31, 2001.

     The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. At March 31, 2002, federal funds sold amounted to $15.7 million, as the Company held additional liquidity in anticipation of funding the previously-described cash acquisition of NBF. The Company generally remains fully invested and utilizes additional sources of funds through FHLB advances, which amounted to $117.3 million at March 31, 2002.

     At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $94.3 million, or 10.4% of adjusted assets (which is above the required level of $36.4 million, or 4.0%) and a total risk-based capital level of $101.0 million, or 18.9% of risk-weighted assets (which is above the required level of $42.7 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively.

At  March  31,   2002,   the  Bank   exceeded  all  capital   requirements   for
well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

     The following table sets forth the Bank's regulatory capital position at March 31, 2002 and September 30, 2001, compared to OTS requirements.



                                                                   OTS Requirements
                                                        ----------------------------------------
                                                        Minimum Capital       For Classification
                                Bank Actual                Adequacy           as Well Capitalized
                           -------------------         -----------------      -------------------
                           Amount        Ratio         Amount      Ratio       Amount       Ratio
                           ------        -----         ------      -----       ------       -----
                                                    (Dollars in thousands)
March 31, 2002
--------------
Tangible capital          $ 94,291       10.4%         $13,633       1.5%     $     --        --%
Tier 1 (core) capital       94,291       10.4           36,354       4.0        45,442       5.0
Risk-based capital:
     Tier 1                 94,291       17.6               --        --        32,049       6.0
     Total                 101,003       18.9           42,732       8.0        53,415      10.0

September 30, 2001
------------------

Tangible capital           $88,526       10.2%         $13,015       1.5%     $     --        --%
Tier 1 (core) capital       88,526       10.2           34,706       4.0        43,383       5.0
Risk-based capital:
     Tier 1                 88,526       16.9               --        --        31,404       6.0
     Total                  95,100       18.2           41,873       8.0        52,341      10.0



     The intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of calculating regulatory capital measures. The combined effect of this deduction and the asset growth from the acquisition will be to reduce the Bank's regulatory capital ratios below the levels shown above as of March 31, 2002. However, the Bank continues to be classified as a well-capitalized institution following the acquisition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2001, although the dramatic increase in net interest spread in the past six months could be adversely impacted by a rise in short term interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates fall significantly below today's levels, the Company's net interest margin would also be negatively affected, as competitive pressures could keep the Company from reducing rates much lower on its deposits. Such movements may cause a decrease in interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.



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

Item 2.  Changes in Securities and Use of Proceeds
           None

Item 3.  Defaults upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 21, 2002, the Company held its annual meeting of stockholders for the purpose of the election of three Directors to three year terms and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2002.

     The number of votes cast at the meeting as to each matter acted upon was as follows:

                                              VOTES                    VOTES
                                               FOR                    WITHHELD
                                              -----                   --------
         1.   Election of Directors:
              William F. Helmer              7,189,727                10,493
              William R. Sichol, Jr.         7,191,105                 9,115
              F. Gary Zeh                    7,192,106                 8,114


                                              VOTES        VOTES       VOTES
                                               FOR        AGAINST    ABSTAINING
                                               ---        -------    ----------

         2.   Ratification of the
              Appointment of KPMG LLP as
              the Company's Independent
              Auditors                       7,182,647      7,537     10,036


Item 5.  Other Information
           None

Item 6.  Exhibits and Reports on Form 8-K
           None

                                    SIGNATURE


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


                            Date:   May  , 2002
                                    ----------------------------