Form 10-Q
period 2002-06-30
PROVIDENT BANCORP INC/NY/
filed 2002-08-14
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Federal                                         06-1537499
-------------------------------------------                ---------------------
     (State or Other Jurisdiction of                       (IRS Employer ID No.)
      Incorporation or Organization)

 400 Rella Boulevard, Montebello, New York                         10901
-------------------------------------------                ---------------------
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

         (1)  Yes  [X]     No  [ ]

         (2)  Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes of Common Stock                Shares Outstanding
           -----------------------                ------------------

                $0.10 per share                        8,035,420
                                                  as of July 31, 2002

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2002


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at
              June 30, 2002 and September 30, 2001                           3-4

           Consolidated Statements of Income for the Three Months and
           Nine Months Ended June 30, 2002 and 2001                            5

           Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended June 30, 2002                             6

           Consolidated Statements of Cash Flows for the Nine Months
              Ended June 30, 2002 and 2001                                   7-8

           Notes to Consolidated Financial Statements                       9-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13-24

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                                  24


                    PART II. OTHER INFORMATION
                    --------------------------

Item 1.    Legal Proceedings                                                  24

Item 2.    Changes in Securities and Use of Proceeds                          24

Item 3.    Defaults upon Senior Securities                                    24

Item 4.    Submission of Matters to a Vote of Security Holders                25

Item 5.    Other Information                                                  25

Item 6.    Exhibits and Reports on Form 8-K                                   25

           Signatures                                                         26

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


Assets                                                                             June 30, 2002    September 30, 2001
------                                                                             -------------    ------------------

Cash and due from banks                                                              $    30,869       $    16,447
Federal funds sold                                                                        11,580                --
                                                                                     -----------       -----------
             Total cash and cash equivalents                                              42,449            16,447
                                                                                     -----------       -----------
Securities, including $29,630 and $40,582 pledged as collateral for borrowings at June 30, 2002 and September 30, 2001, respectively: Available for sale, at fair value (amortized cost of
          $208,602 at June 30, 2002 and $156,404 at
          September 30, 2001)                                                            215,147           163,928
     Held to maturity, at amortized cost (fair value of $94,155
          at June 30, 2002 and $73,660 at September 30, 2001)                             91,933            71,355
                                                                                     -----------       -----------
           Total securities                                                              307,080           235,283
                                                                                     -----------       -----------

Loans:
     One- to four-family residential mortgage loans                                      365,843           358,198
     Commercial real estate, commercial business
         and construction loans                                                          213,670           180,179
     Consumer loans                                                                       80,339            76,892
                                                                                     -----------       -----------
         Total loans                                                                     659,852           615,269
     Allowance for loan losses (Note 2)                                                  (10,222)           (9,123)
                                                                                     -----------       -----------
         Total loans, net                                                                649,630           606,146
                                                                                     -----------       -----------
Accrued interest receivable, net                                                           5,295             5,597
Federal Home Loan Bank stock, at cost                                                      6,387             5,521
Premises and equipment, net                                                               10,956             8,917
Deferred income taxes                                                                      1,699               371
Goodwill (Note 3)                                                                         13,063                --
Core deposit intangible, net (Note 3)                                                      1,637                --
Other assets                                                                               2,608             2,978
                                                                                     -----------       -----------
         Total assets                                                                $ 1,040,804       $   881,260
                                                                                     ===========       ===========

                                                                                                                   (Continued)

Provident Bancorp, Inc. and subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)


Liabilities and Stockholders' Equity                                      June 30, 2002    September 30, 2001
------------------------------------                                      -------------    ------------------

Liabilities:
     Deposits:
         Retail demand and NOW deposits                                    $   134,791       $   104,789
         Commercial demand deposits                                             55,853            33,081
         Savings and money market deposits                                     358,857           269,903
         Certificates of deposit                                               247,674           245,327
                                                                           -----------       -----------
         Total deposits                                                        797,175           653,100
     Borrowings                                                                113,127           110,427
     Mortgage escrow funds                                                      12,693             6,197
     Other                                                                       9,498             8,916
                                                                           -----------       -----------
         Total liabilities                                                     932,493           778,640
                                                                           -----------       -----------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                           --                --
Common stock (par value $0.10 per share; 10,000,000 shares
  authorized; 8,280,000 shares issued; 8,035,420 and 8,024,166 shares outstanding at June 30, 2002 and September 30, 2001,
  respectively)                                                                    828               828
Additional paid-in capital                                                      36,869            36,535
Unallocated common stock held by the employee stock
    ownership plan ("ESOP")                                                     (2,068)           (2,350)
Common stock awards under recognition and retention plan ("RRP")                (1,265)           (1,729)
Treasury stock, at cost  (244,580 shares at June 30, 2002 and
    255,834 shares at September 30, 2001)                                       (4,737)           (4,298)
Retained earnings                                                               74,920            69,252
Accumulated other comprehensive income, net of taxes (Note 4)                    3,764             4,382
                                                                           -----------       -----------
         Total stockholders' equity                                            108,311           102,620
                                                                           -----------       -----------
         Total liabilities and stockholders' equity                        $ 1,040,804       $   881,260
                                                                           ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                               For the Three Months                For the Nine Months
                                                                   Ended June 30,                     Ended June 30,
                                                                   --------------                     -------------
                                                               2002             2001              2002            2001
                                                               ----             ----              ----             ----
Interest and dividend income:
      Loans                                                   $11,211          $11,474          $33,434          $35,050
     Securities                                                 3,620            3,521           10,546           10,372
      Other earning assets                                        179              160              349              463
                                                              -------          -------          -------          -------
Total interest and dividend income                             15,010           15,155           44,329           45,885
                                                              -------          -------          -------          -------

Interest expense:
     Deposits                                                   2,879            4,792            8,881           15,068
     Borrowings                                                 1,337            1,620            4,319            5,325
                                                              -------          -------          -------          -------
Total interest expense                                          4,216            6,412           13,200           20,393
                                                              -------          -------          -------          -------

Net interest income                                            10,794            8,743           31,129           25,492
Provision for loan losses (Note 2)                                200              360              600            1,080
                                                              -------          -------          -------          -------
Net interest income after provision for loan losses            10,594            8,383           30,529           24,412
                                                              -------          -------          -------          -------

Non-interest income:
     Banking fees and service charges                           1,021              843            2,932            2,444
     Loan servicing fees                                           63               59               95              169
     Gain on sales of securities available for sale                51              383              288              532
     Other                                                        205              192              538              406
                                                              -------          -------          -------          -------
Total non-interest income                                       1,340            1,477            3,852            3,551
                                                              -------          -------          -------          -------

Non-interest expense:
     Compensation and employee benefits                         4,394            3,670           12,227           10,354
     Occupancy and office operations                            1,229            1,076            3,495            3,111
     Advertising and promotion                                    326              387            1,030            1,137
     Data processing                                              473              376            1,316            1,125
     Merger integration costs                                     286               --              354               --
     Amortization of intangible assets (Note 3)                   150               65              150              359
     Other                                                      1,615            1,090            4,330            3,444
                                                              -------          -------          -------          -------
Total non-interest expense                                      8,483            6,664           22,902           19,530
                                                              -------          -------          -------          -------

Income before income tax expense                                3,451            3,196           11,479            8,433
Income tax expense                                              1,309            1,092            4,209            2,890
                                                              -------          -------          -------          -------
Net income                                                    $ 2,143          $ 2,104          $ 7,270            5,543
                                                              =======          =======          =======          =======
Earnings per common share (Note 5):
     Basic                                                    $  0.28          $  0.27          $  0.94          $  0.72
                                                              =======          =======          =======          =======
     Diluted                                                  $  0.27          $  0.27          $  0.93          $  0.72
                                                              =======          =======          =======          =======


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2002 (Unaudited) (Dollars in thousands, except per share data)


                                                                                 Common
                                                     Additional   Unallocated     Stock
                                          Common      Paid-In        ESOP        Awards      Treasury    Retained
                                           Stock      Capital       Shares      Under RRP     Stock      Earnings
                                           -----      -------       ------      ---------     -----      --------

Balance at September 30, 2001              $ 828     $ 36,535     $ (2,350)    $ (1,729)    $ (4,298)    $ 69,252
Net income                                                                                                  7,270
Cash dividends paid ($0.29 per share)                                                                      (1,500)
Purchases of treasury stock                                                                     (775)
Stock option transactions                                                                        336         (102)
ESOP shares allocated or committed
    to be released for allocation                         334          282
Vesting of RRP shares                                                               464
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $419
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $(19)
                                           -----     --------     --------     --------     --------     --------
Balance at June 30, 2002                   $ 828     $ 36,869     $ (2,068)    $ (1,265)    $ (4,737)    $ 74,920
                                           =====     ========     ========     ========     ========     ========

                                            Accumulated
                                              Other           Total
                                           Comprehensive   Stockholders'
                                              Income          Equity
                                              ------          ------

Balance at September 30, 2001                $  4,382        $102,620
Net income                                                      7,270
Cash dividends paid ($0.29 per share)                          (1,500)
Purchases of treasury stock                                      (775)
Stock option transactions                                         234
ESOP shares allocated or committed
    to be released for allocation                                 616
Vesting of RRP shares                                             464
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $419                        (646)           (646)
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $(19)            28              28
                                             --------        --------
Balance at June 30, 2002                     $  3,764        $108,311
                                             ========================

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                       For the Nine Months
                                                                                          Ended June 30,
                                                                                          --------------

                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities:
Net income                                                                         $   7,270         $   5,543
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses                                                       600             1,080
         Depreciation and amortization of premises
           and equipment                                                               1,345             1,311
         Amortization of intangible assets                                               150               359
         Gain on sales of securities available for sale                                 (288)             (532)
         Net amortization of premiums and discounts                                      274                73
         ESOP and RRP expense                                                          1,080               829
         Originations of loans held for sale                                         (12,722)               --
         Proceeds from sales of loans held for sale                                   12,072                --
            Deferred income tax benefit                                                 (928)             (513)
         Net changes in accrued interest receivable
           and payable                                                                   100                62
         Other adjustments (principally net changes
                in other assets and other liabilities)                                 2,102                73
                                                                                   ---------         ---------
                Net cash provided by operating activities                             11,055             8,285
                                                                                   ---------         ---------

Cash flows from investing activities:
Purchase of The National Bank of Florida ("NBF"),
  net of cash and cash equivalents acquired                                           (5,801)               --
Purchases of securities:
         Available for sale                                                          (67,576)          (47,780)
         Held to maturity                                                            (34,480)          (30,366)
Proceeds from maturities, calls and other principal payments on securities:
            Available for sale                                                        15,137            21,304
            Held to maturity                                                          16,120            14,788
Proceeds from sales of securities available for sale                                  52,961            16,761
Loan originations                                                                   (144,723)         (104,509)
Loan principal payments                                                              123,252            96,298
Purchases of Federal Home Loan Bank stock                                               (866)              (43)
Proceeds from sales of real estate owned                                                  --               154
Purchases of premises and equipment                                                   (2,012)           (1,427)
                                                                                   ---------         ---------
         Net cash used in investing activities                                       (47,988)          (34,820)
                                                                                   ---------         ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                     For the Nine Months
                                                                        Ended June 30,
                                                                    2002             2001
                                                                    ----             ----
Cash flows from financing activities:
     Net increase in deposits                                      55,780           42,762
     Net increase (decrease) in borrowings                          2,700          (18,306)
     Net increase in mortgage escrow funds                          6,496            7,848
     Treasury shares purchased                                       (775)            (427)
     Stock option transactions                                        234               --
     Cash dividends paid                                           (1,500)            (547)
                                                                 --------         --------
         Net cash provided by financing activities                 62,935           31,330
                                                                 --------         --------

Net increase in cash and cash equivalents                          26,002            4,795

Cash and cash equivalents at beginning of period                   16,447           12,785
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 42,449         $ 17,580
                                                                 ========         ========

Supplemental information:
     Interest payments                                           $ 13,395         $ 20,979
     Income tax payments                                            6,469            2,344
     Purchase of NBF:
     Fair value of non-cash assets acquired                        94,383               --
     Fair value of liabilities assumed                             88,582               --
     Transfer of securities from available for sale
          to held to maturity                                          --           12,013
     Transfer of loans to real estate owned                           162              172
                                                                 --------         --------


See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Provident Bancorp, Inc.(the "Bank"), Provident Bank, and each subsidiary of Provident Bank (Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through June 30, 2002, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

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

     The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter and nine months ended June 30, 2002 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2001.

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

     The allowance for loan losses is the amount that management has determined to be necessary to absorb probable losses on existing loans. Management's evaluations, which are subject to periodic review by the Company's regulators, take into consideration such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

     Activity in the allowance for loan losses is summarized below:


                                            Three Months                      Nine Months
                                            Ended June 30,                   Ended June 30,
                                            --------------                   --------------
                                        2002            2001              2002            2001
                                        ----            ----              ----            ----
                                                             (In thousands)

Balance at beginning of period        $  9,503         $  8,452         $  9,123         $  7,653
Provision for loan losses                  200              360              600            1,080
Addition from acquisition                  537               --              537               --
Charge-offs                                (35)             (45)            (137)            (119)
Recoveries                                  17               18               99              171
                                      --------         --------         --------         --------
Balance at end of period              $ 10,222         $  8,785         $ 10,222         $  8,785
                                      ========         ========         ========         ========

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                 June 30,     September 30,
                                                                   2002           2001
                                                                 --------     -------------
                                                                 (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans              $2,634         $1,684
     Commercial real estate, commercial business
       and construction loans                                      1,866            418
     Consumer loans                                                  237            175
                                                                  ------         ------
       Total non-performing loans                                  4,737          2,277
Real estate owned:
     One- to four-family residential                                 200            109
       Total non-performing assets                                $4,937         $2,386
                                                                  ======         ======

Non-performing loans as a % of total loans                          0.72%          0.38%
Non-performing assets as a % of total assets                        0.47           0.27
Allowance for loan losses as a % of total
     non-performing loans                                            216            401
Allowance for loan losses as a % of total loans, net                1.57           1.51
                                                                  ======         ======


3.   Acquisition of The National Bank of Florida
     -------------------------------------------

     On April 23, 2002, the Company consummated its acquisition of The National Bank of Florida ("NBF"), which was merged with and into Provident Bank, in an all-cash transaction. The Company acquired 100% of the outstanding common stock of NBF for $28.1 million. The acquisition is consistent with the Company's strategic objective of expanding its retail and commercial banking market share in Orange County, New York, where NBF conducted its operations. At the acquisition date, NBF had total assets of approximately $104 million (including securities of $55.2 million, loans of $22.9 million and federal funds sold of $20.9 million), and total deposits of approximately $88.2 million.

     The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the net assets acquired by approximately $14.9 million. This amount was recognized as intangible assets, consisting of goodwill of $13.1 million and a core deposit intangible asset of $1.8 million recognized apart from goodwill. Amounts attributable to NBF are included in the Company's consolidated financial statements from the date of acquisition. Pro forma combined operating results for the three- and nine-month periods ended June 30, 2002 and 2001, as if NBF had been acquired at the beginning of those periods, have not been presented since the NBF acquisition would not materially affect such results.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill recorded in the NBF acquisition will not be amortized to expense, but instead will be reviewed for impairment at least annually, with impairment losses charged to expense if and when they occur. The core deposit intangible asset recognized apart from goodwill is being amortized to expense using an accelerated method over its estimated useful life of approximately nine years, and will be evaluated annually for impairment. Core deposit amortization expense was $150,000 for the period from the acquisition date through June 30, 2002.

4.   Comprehensive Income
     --------------------

Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company's total comprehensive income was $6.7 million and $8.3 million for the nine months ended June 30, 2002 and 2001, respectively, and $3.3 million and $2.1 million for the three months ended June 30, 2002 and 2001, respectively.

Accumulated other comprehensive income in the consolidated statements of financial condition at June 30, 2002 and September 30, 2001 substantially represented the after-tax net unrealized gain on securities available for sale.

5.   Earnings Per Common Share
     -------------------------

     The number of shares used in the computation of both basic and diluted earnings per share includes all shares issued to the mutual holding company, but excludes unallocated ESOP shares that have not been released or committed to be released to participants. RRP shares are not included in outstanding shares until they become vested.

     Weighted average common shares used in calculating basic earnings per share for the three months ended June 30, 2002 and 2001 were 7,713,880 and 7,656,424, respectively. Weighted average common shares used in calculating basic earnings per share for the nine months ended June 30, 2002 and 2001 were 7,700,978 and 7,661,627, respectively.

     Diluted earnings per share was computed based on 7,851,393 shares for the three months ended June 30, 2002 (including 137,513 common-equivalent shares) and 7,828,946 shares for the nine months ended June 30, 2002 (including 127,968 common-equivalent shares). Diluted earnings per share was computed based on 7,734,407 shares for the three months ended June 30, 2001 (including 77,983 common-equivalent shares) and 7,703,575 shares for the nine months ended June 30, 2001 (including 41,948 common-equivalent shares). The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.


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

     As discussed in Note 3 to the consolidated financial statements included in
Item 1 of this report, the Company completed its acquisition of NBF in April 2002. The acquisition has been accounted for as a purchase and, accordingly, amounts attributable to NBF have been included in the Company's consolidated financial statements from the date of acquisition.

     In April 2002, the Company announced the formation of Provident Municipal Bank, a commercial bank subsidiary of Provident Bank, to serve the banking needs of municipalities throughout Rockland and Orange Counties. The formation of Provident Municipal Bank eliminated the regulatory barriers previously preventing Provident Bank from accepting the deposits of public funds.

    Comparison of Financial Condition at June 30, 2002 and September 30, 2001

     Total assets as of June 30, 2002 were $1.04 billion, an increase of $159.5 million, or 18.1%, over assets of $881.3 million at September 30, 2001. The assets of NBF accounted for approximately $100 million of this increase.

     Net loans as of June 30, 2002 were $649.6 million, an increase of $43.5 million, or 7.2%, over net loan balances of $606.1 million at September 30, 2001, and an increase of $53.2 million, or 8.9%, over balances of $596.5 million at June 30, 2001. NBF's loans at the time of the acquisition were $22.9 million, the majority of which were commercial loans. Including the addition of NBF's commercial loans, the Bank experienced growth of $33.5 million in the commercial loan portfolio compared to fiscal year-end. Benefiting from refinance activity, residential loans grew during the nine-month period as well, posting an increase of $7.6 million, or 2.1%, over balances at September 30, 2001. Consumer loans grew to $80.3 million, up from $76.9 million at fiscal year-end, an increase of $3.4 million, or 4.5%. At 0.47% of total assets, non-performing assets are up from 0.27% at September 30, 2001.

     The total securities portfolio increased to $307.1 million at June 30, 2002 from $235.3 million at September 30, 2001, an increase of $71.8 million, or 30.5%. The portfolio is invested primarily in US government agency issued mortgage-backed securities and agency notes, as well as smaller positions in short-term corporate notes and state, county and municipal securities. The portfolio growth is primarily due to the acquisition of the NBF securities portfolio which totaled $54.9 million at the time of acquisition. The Company sold $36.9 million of these securities shortly after the acquisition and replaced these with securities that better meet its investment strategies. Also, the Company has experienced deposit inflows over the nine-month period, and has chosen to invest a portion of these inflows in shorter-term assets, such as securities, in order to mitigate interest rate risk.

     Total deposits were $797.2 million at June 30, 2002, up $144.1 million, or 22.1%, from $653.1 million at September 30, 2001. NBF's deposits totaled approximately $88.1 million at the time of the acquisition, and their $31.2 million in checking deposits and $36.6 million in savings deposits contributed to the continuing shift of the Company's deposit mix. Transaction accounts represented 24% of deposits at June 30, 2002, compared to 21% at September 30, 2001. Similarly, savings and money market account balances, which totaled $358.9 million at June 30, 2002, represented 45% of deposits at that date, compared to 41% at September 30, 2001. Certificates of deposit have declined during the period, to 31% of deposits at June 30, 2002, compared to 38% at September 30, 2001. This shift in mix to lower cost accounts had a positive impact on earnings for both the three-month and nine-month periods.

     Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $2.7 million during the nine-month period to $113.1 million at June 30, 2002 from $110.4 million at September 30, 2001. NBF held no borrowings at the acquisition date.

     Stockholders' equity increased by $5.7 million to $108.3 million at June 30, 2002 compared to $102.6 million at September 30, 2001. In addition to net income of $7.3 million for the nine-month period, equity increased by $1.3 million due to activity related to the Company's ESOP, stock option and management retention plans. Partially offsetting these increases were cash dividends of $1.5 million, treasury stock purchases of $775,000, and a decrease of $646,000 in after-tax unrealized gains on securities available for sale.

     During the first nine months of fiscal 2002, the Company repurchased 27,700 shares of its common stock. Net of option-related reissuances, treasury shares held by the Company at June 30, 2002 were 244,580.


           Comparison of Operating Results for the Three Months Ended
                         June 30, 2002 and June 30, 2001

     Net Income. Net income for the three months ended June 30, 2002 was $2.1 million, which was level with net income for the three months ended June 30, 2001, as higher net interest income was substantially offset by higher non-interest expense and income tax expense. Excluding non-recurring costs of $286,000 incurred to complete the integration of NBF following its acquisition in April 2002, after-tax earnings for the three months ended June 30, 2002 were $2.3 million, an increase of 10.0%. Basic and diluted earnings per share were $0.28 and $0.27, respectively, compared to $0.27 for both basic and diluted earnings per share for the same period last year.

     Interest Income. Total interest income for the three months ended June 30, 2002 declined slightly to $15.0 million, a decrease of $145,000, or 1.0% compared to the year-ago period. The small decrease was primarily due to lower average yields on loans and securities, offset in large part by higher average balances in both asset classes, due, in part, to the NBF acquisition. Average interest-earning assets for the three months ended June 30, 2002 were $944.6 million, an increase of $107.3 million, or 12.8%, over average interest-earning assets for the three months ended June 30, 2001 of $837.3 million. Average loan balances grew by $51.8 million and average balances of securities and other earning assets increased by $55.5 million. Average yields on interest-earning assets fell by 89 basis points to 6.37% for the three months ended June 30, 2002, from 7.26% for the three months ended June 30, 2001. The lower overall yield was also due, in part, to a change in the interest-earning asset mix, as the Company maintained high balances in cash and short-term securities in the weeks before and after the Company's purchase of NBF, which took place April 23, 2002. Securities and cash equivalents are of shorter duration than most of the Company's loan assets and better position the Company to accommodate a rising interest rate environment in the near-term.

     Interest income on loans decreased by $263,000 or 2.3%, primarily due to lower average yields, partially offset by higher average loan balances. The largest percentage decline in income came from the consumer loan category, which saw interest income decline by $228,000, or 16.3%, for the quarter. The Bank's fixed-rate consumer loans have short average maturities, and its adjustable-rate consumer loans float with the prime rate, which was 4.75% for the three-month period ended June 30, 2002, compared to an average prime rate of 7.35% for the same period last year. Income from commercial loans fell by $72,000 for the period, as a 128 basis point decline in average rate overcame the $26.9 million increase in average commercial loan balances. Income earned on residential loans was flat for the two quarterly periods. Average yields on residential loans declined slightly.

     Interest income on securities and other earning assets for the three months ended June 30, 2002 was $3.8 million, an increase of $118,000, or 3.2%, from securities income of $3.7 million for the prior year period. This decline reflects primarily a decrease of 95 basis points in the average yield to 5.06% from 6.01%, as these assets were affected by lower market interest rates. The lower yields were partially offset by a $55.5 million, or 22.6%, increase in the average balances of securities and other earning assets to $301.0 million for the quarter ended June 30, 2002 from $245.5 million for the quarter ended June 30, 2001.

     Interest Expense. Total interest expense for the three months ended June 30, 2002 fell by $2.2 million to $4.2 million, a decrease of 34.3% compared to interest expense of $6.4 million for the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to lower balances in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing savings, money market and NOW checking deposits among total deposits for the period. Average rates paid on interest-bearing liabilities for the three months ended June 30, 2002 declined by 156 basis points to 2.14% from 3.70% for the same period last year. The lower average rates and change in mix more than offset the increase in average total interest-bearing liabilities, which increased by $92.9 million, or 13.4%, to $788.6 million for the period ended June 30, 2002, compared to an average of $695.7 million for the prior year period.

     For the three months ended June 30, 2002, interest expense on deposits fell by $1.9 million to $2.9 million from $4.8 million in the prior year period. Interest expense on lower-cost savings, money market and NOW checking accounts fell by $216,000 to $1.1 million from $1.3 million, due to lower rates. Average balances of savings, money market and NOW checking accounts increased by $61.8 million, $19.1 million and $23.7 million, respectively, while their average yields fell by 43, 116 and 8 basis points, respectively, compared to the three months ended June 30, 2001. Interest expense on certificates of deposit fell by $1.7 million to $1.8 million for the three months ended June 30, 2002, from $3.5 million for the same three-month period last year. The average interest rate paid on certificates of deposit fell by 255 basis points to 2.95% for the three months ended June 30, 2002, from 5.50% for the prior-year period. In addition, average balances of certificates of deposit decreased by $12.0 million, or 4.7%, to $241.4 million for the current quarter versus $253.4 million for the same quarter last year.

     For the three months ended June 30, 2002, interest expense on borrowings fell by $283,000 to $1.3 million from $1.6 million in the prior year period. The average rate paid on total borrowings for the three-month period ended June 30, 2002 decreased 103 basis points to 4.81% from 5.84% for the same period last year. The average amount borrowed was almost level at $111.5 million for the current quarter, compared to $111.2 million for the same period last year.

     Net Interest Income. Net interest income for the three months ended June 30, 2002 was $10.8 million, compared to $8.7 million for the three months ended June 30, 2001, an increase of $2.1 million or 23.5%. The increase in net interest income was largely due to a $14.4 million increase in average net earning assets to $156.0 million, from $141.6 million, as well as to a 67 basis point increase in net interest rate spread, to 4.23% from 3.56% in the prior year period. Net interest margin increased to 4.58% for the three months ended June 30, 2002, up from 4.19% in the prior year period.

     As noted in the above discussion, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Such movements may cause a decrease in interest rate spread and net interest margin. Should market interest rates continue to fall, the rates on interest-earning assets could fall to a greater extent than rates on interest-bearing liabilities, as certain of the latter rates may have already reached market minimums.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain an allowance for loan losses to absorb probable loan losses inherent in the existing portfolio. In determining the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $200,000 and $360,000 in loan loss provisions during the three months ended June 30, 2002 and 2001, respectively.

     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Non-interest income for the three months ended June 30, 2002 was $1.3 million compared to $1.5 million for the three months ended June 30, 2001, a decrease of $137,000, or 9.3%. This decrease was primarily attributable to a decrease of $332,000 in net securities gains, as the Company recorded net gains on sales of securities of $51,000 for the current quarter, compared to securities gains of $383,000 in the same quarter a year ago. This decrease was partially offset by an increase of $178,000, or 21.1%, in banking fees and service charges, as increases in transaction account volumes generated higher fee income.

     Non-Interest Expense. Non-interest expenses for the three months ended June 30, 2002 were $8.5 million or $1.8 million more than expenses of $6.7 million for the three months ended June 30, 2001. The increase was primarily attributable to increases in compensation and employee benefits of $724,000, or 19.7%, relating to annual merit raises, the addition of former NBF employees who continue to staff the two former NBF branches, and increased staffing for a new branch opened by the Company prior to the NBF transaction. Additional occupancy and data processing costs were also attributable largely to the addition of these three new branches over the prior period, growing by $153,000 and $97,000, respectively. Other non-interest expenses were $525,000 higher than the prior three-month period, in part because the Company recorded a charge of $240,000 in the current quarter to resolve a reconciliation issue relating to refinanced residential mortgage loans. Non-recurring expenses associated with the integration of NBF totaled $286,000 for the current quarter. Amortization of the core deposit intangible recorded in the NBF acquisition totaled $150,000 for the current quarter, an increase of $85,000 over similar expenses in the prior year period, which represented the final amortization of intangible assets associated with branches acquired in 1996.

     Income Taxes. Income tax expense was $1.3 million for the three months ended June 30, 2002 compared to $1.1 million for the same period in 2001, as tax strategies implemented in the past had a smaller relative impact due to growth in the Company's pre-tax income. The effective tax rates in the 2002 and 2001 quarters were 37.9% and 34.2%, respectively.


            Comparison of Operating Results for the Nine Months Ended
                         June 30, 2002 and June 30, 2001

     Net Income. Net income for the nine months ended June 30, 2002 was $7.3 million, compared to net income of $5.5 million for the nine months ended June 30, 2001, an increase of $1.8 million or 31.2%. Basic and diluted earnings per share increased to $0.94 and $0.93, respectively, for the nine-month period compared to $0.72 for both basic and diluted earnings per share for the same period last year. A substantial increase in net interest income in the current year was partially offset by increases in non-interest expense and income tax expense.

     Interest Income. Total interest income for the nine months ended June 30, 2002 was $44.3 million, a decrease of $1.6 million, or 3.4%, compared to the prior-year period. The decrease was primarily due to lower average yields on loans and securities, as well as the shift in mix more heavily toward investment securities from loans. This decrease was partially offset by higher average balances in both asset classes. Average interest-earning assets for the nine months ended June 30, 2002 were $889.3 million, an increase of $67.6 million, or 8.2%, over average interest-earning assets of $821.7 million for the nine months ended June 30, 2001.

     Interest income on loans for the nine months ended June 30, 2002 was $33.4 million, a decrease of $1.7 million, or 4.8%, from income of $35.1 million in the nine months ended June 30, 2001. As the impact of a 79 basis point decline in average loan yields had a greater effect than the $34.5 million increase in loan balances to $623.1 million from $588.6 million, attributable to increased balances in all loan types. Average balances of commercial loans increased by $13.4 million to $185.6 million at June 30, 2002, up from $172.2 million for the prior-year period. Residential loans continued to see increased activity due to refinancings with average balances growing by $17.8 million to $361.7 million, compared to $343.8 million for the prior year period. Overall, average yields on the higher loan balances declined to 7.17%, a decrease of 79 basis points, from 7.96% for the prior year period. The largest decline in yields came from the consumer loan category, which is made up almost equally of fixed-rate loans with short average maturities and home equity lines of credit, which bear interest rates that float with the prime rate, and that fell significantly compared to the prior year period.

     Interest income on securities and other earning assets for the nine months ended June 30, 2002 was $10.9 million, an increase of $60,000, or 0.6%, compared to the same period last year, primarily due to the increase in average balances for these assets, which more than offset the effect of the decline in average interest rates for the period. The average balance of securities increased by $27.8 million, or 12.3%, to $253.7 million for the nine months ended June 30, 2002 from $225.9 million for the nine months ended June 30, 2001. The average yield on the portfolio declined by 58 basis points, to 5.56% for the nine-month period ended June 30, 2002 from 6.14% for the nine-month period ended June 30, 2001.

     Interest Expense. Total interest expense for the nine-month period ended June 30, 2002 fell to $13.2 million, a decline of $7.2 million, or 35.3%, compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and wholesale borrowings, as well as to lower balances in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. Average rates paid on interest-bearing liabilities for the nine months ended June 30, 2002 declined by 158 basis points to 2.41% from 3.98% for the same period last year. The lower average rates and change in mix more than offset the increase in average total interest-bearing liabilities, which increased to $733.8 million for the nine-month period ended June 30, 2002, compared to an average of $684.7 million for the prior year period, an increase of $49.0 million, or 7.2%.

     The average interest rate paid on certificates of deposit fell by 226 basis points to 3.42% for the nine months ended June 30, 2002, from 5.68% for the same period last year. For the nine months ended June 30, 2002, average balances of lower-cost savings and money market accounts increased by $53.6 million, while average balances of certificates of deposit declined by $19.4 million compared to the nine months ended June 30, 2001.

     Total deposit interest expense for the nine-month period ended June 30, 2002 fell to $8.9 million, a decline of $6.2 million, or 41.1%, compared to expense of $15.1 million the same period last year. The decrease in deposit interest expense was primarily due to lower rates paid on all interest-bearing deposits, as well as to lower average balances in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. For the nine months ended June 30, 2002, average balances of lower-cost savings, money market and NOW checking accounts increased by $35.0 million, $18.6 million and $15.0 million, respectively, compared to the same period last year. The average rates paid on these products in the current year were 1.03%, 1.40%, and 0.43%, respectively. During the same time period, average balances of certificates of deposit declined by $19.4 million. The average interest rate paid on certificates of deposit fell by 226 basis points to 3.42% for the nine months ended June 30, 2002, from 5.68% for the prior year period. Overall, the rate paid on interest-bearing deposits declined by 163 basis points, to 1.92% for the nine months ended June 30, 2002, compared to 3.55% for the same period last year.

     The Company also paid less for its wholesale borrowings, as the cost to borrow funds from the FHLB decreased and the average amount borrowed remained approximately the same. The average rate paid on total borrowings for the nine-month period ended June 30, 2002 decreased 115 basis points to 4.94% from 6.09% for the same period last year.

     Net Interest Income. For the nine months ended June 30, 2002 and 2001, net interest income was $31.1 million and $25.5 million, respectively, an increase of $5.6 million, or 22.1%. The increase was primarily attributable to a 76 basis point increase in the net interest rate spread to 4.25% from 3.49% and also to the increase of $18.5 million, or 13.5%, in average net earning assets (interest-earning assets less interest-bearing liabilities). The Company's net interest margin was 4.68% for the nine months ended June 30, 2002 and 4.15% for the nine months ended June 30, 2001.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain an allowance for loan losses to absorb probable loan losses inherent in the existing portfolio. The Company recorded $600,000 and $1.1 million in loan loss provisions during the nine months ended June 30, 2002 and 2001, respectively.

         Non-Interest Income. Non-interest income for the nine months ended June 30, 2002 was $3.9 million compared to $3.6 million for the nine months ended June 30, 2001, an increase of $302,000, or 8.5%. This increase was primarily attributable to an increase of $488,000, or 20.0%, in banking fees and service charges. Partially offsetting this increase was the effect of net securities gains, which were $288,000 for the current nine-month period, or $244,000 less than the $532,000 of such gains recorded in the same period a year ago. Loan servicing fees of $95,000 for the current nine-month period were $74,000 lower than the prior year's period, primarily because the Company accelerated amortization of its originated mortgage servicing asset by $60,000 for the first nine months of the current fiscal year to reflect higher prepayment rates during the period. The Company's mortgage servicing asset as of June 30, 2002 was $211,000.

     Non-Interest Expense. Non-interest expenses for the nine months ended June 30, 2002 were $22.9 million or $3.4 million more than expenses for the nine months ended June 30, 2001. The increase was primarily attributable to increases in compensation and occupancy expenses of $1.9 million, or 18.1%, and $384,000, or 12.3%, respectively, due to annual salary and benefit increases, the opening of two new branches, and the addition of NBF branches and staff. Data processing expense also increased by $191,000, or 17.0%, related to higher deposit and loan volumes. Other expenses for the current nine-month period increased by $886,000, or 25.7%, over the comparable period last year. Of this increase, $240,000 relates to the previously mentioned resolution of a reconciliation issue. Professional services increased by $157,000, or 28.6%, as a result of capital management and technology strategies being developed by the Company and the associated legal and consulting fees. Recruitment expense increased by $80,000, or 103.9%, as the Company sought qualified personnel to administer new products and to develop business in its expanded market. ATM service charges and check processing expenses increased by $100,000, or 45.7%, and $112,000, or 36.7%, respectively, due to new products and services and higher deposit levels. Additionally, the Company incurred $354,000 in integration costs related to the acquisition of NBF, which was completed in April 2002. These increases were partially offset by a $209,000 decrease in the expense to amortize intangible assets. Amortization of the NBF core deposit intangible totaled $150,000 for the current nine-month period, compared to $359,000 in similar expenses in the prior year, which represented the final amortization of intangible assets associated with branches acquired in 1996. Excluding non-recurring integration expenses and the amortization of intangibles, non-interest expenses for the nine months ended June 30, 2002 were $22.4 million, compared to $19.2 million for the year-ago period.

     Income Taxes. Income tax expense was $4.2 million for the nine months ended June 30, 2002 compared to $2.9 million for the same period in 2001. The effective tax rates were 36.7% and 34.3%, respectively, as tax strategies implemented in the past had a smaller relative impact due to growth in the Company's pre-tax income.

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

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2002, loan originations totaled $144.7 million and purchases of securities totaled $102.1 million. During the nine months ended June 30, 2001, loan originations totaled $104.5 million and purchases of securities totaled $78.1 million. Cash paid in the NBF acquisition, net of cash and cash equivalents acquired, amounted to $5.8 million. For the nine-month periods ended June 30, 2002 and 2001, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, and by deposit growth. Loan origination commitments totaled $38.8 million at June 30, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits for the nine months ended June 30, 2002 was $144.1 million, of which $88.2 million represented NBF deposits at the acquisition date, compared to a $42.8 million increase for the nine months ended June 30, 2001.

     The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. At June 30, 2002, federal funds sold amounted to $11.6 million, as the Company continued to hold additional liquidity as a result of deposit inflow. The Company generally remains fully invested and utilizes additional sources of funds through FHLB borrowings, which amounted to $113.1 million at June 30, 2002.

     At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $85.2 million, or 8.4% of adjusted assets (which is above the required level of $40.6 million, or 4.0%) and a total risk-based capital level of $92.2 million, or 15.5% of risk-weighted assets (which is above the required level of $47.5 million, or 8.0%). In order to be classified as well capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2002, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

     The following table sets forth the Bank's regulatory capital position at June 30, 2002 and September 30, 2001, compared to OTS requirements.


                                                                               OTS Requirements
                                                                ----------------------------------------------

                                                                   Minimum Capital         For Classification
                                         Bank Actual                  Adequacy             as Well Capitalized
                                     -------------------        ---------------------      -------------------
                                     Amount        Ratio        Amount          Ratio       Amount      Ratio
                                     ------        -----        ------          -----       ------      -----
                                                                (Dollars in thousands)
June 30, 2002
-------------

Tangible capital                     $85,232        8.4%         $15,243         1.5%      $     --        --%
Tier 1 (core) capital                 85,232        8.4           40,649         4.0         50,811       5.0
Risk-based capital:
     Tier 1                           85,232       14.3               --          --         35,643       6.0
     Total                            92,169       15.5           47,524         8.0         59,405      10.0

September 30, 2001
------------------

Tangible capital                     $88,526       10.2%         $13,015         1.5%      $     --        -- %
Tier 1 (core) capital                 88,526       10.2           34,706         4.0         43,383       5.0
Risk-based capital:
     Tier 1                           88,526       16.9               --          --         31,404       6.0
     Total                            95,100       18.2           41,873         8.0         52,341      10.0


     The intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of calculating regulatory capital measures. The combined effect of this deduction and the asset growth from the acquisition has been to reduce the Bank's regulatory capital ratios below the levels shown at September 30, 2001. However, the Bank continues to be classified as a well-capitalized institution.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2001, although the dramatic increase in net interest spread in the past nine months could be adversely impacted by a rise in short term interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin might also be negatively affected, as competitive pressures could keep the Company from reducing rates much lower on its deposits. Such movements may cause a decrease in interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

              Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


George Strayton, Chief Executive Officer and Katherine A. Dering, Chief Financial Officer of Provident Bancorp, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to the best of his or her knowledge:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.


  Aug 14, 2002                                       /s/ George Strayton
---------------------                                -----------------------
Date                                                 George Strayton
                                                     Chief Executive Officer

  Aug 14, 2002                                       /s/ Katherine A. Dering
---------------------                                -----------------------
Date                                                 Katherine A. Dering
                                                     Chief Financial Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Provident Bancorp, Inc.
                            (Registrant)


                    By:     /s/ George Strayton
                                --------------------------------
                                George Strayton
                                President and Chief Executive Officer
                                Duly Authorized Representive

                                Aug 14, 2002
                    Date:       --------------------------------





                    By:     /s/ Katherine A. Dering
                                --------------------------------
                                Katherine A. Dering
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                    Date:       Aug 14, 2002
                               --------------------------------