Form 10-K
period 2002-09-30
PROVIDENT BANCORP INC/NY/
filed 2002-12-31
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the Fiscal Year Ended September 30, 2002
                                       OR
 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________________ to ______________________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.

             (Exact Name of Registrant as Specified in its Charter)

           Federal                                       06-1537499
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)

400 Rella Blvd., Montebello, New York                       10901
-------------------------------------                     ---------
(Address of Principal Executive Office)                   (Zip Code)

                                 (845) 369-8040
                                 --------------
               (Registrant's Telephone Number including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     -------

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

     As of December 18, 2002, there were issued and outstanding 7,995,262 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of December 18, 2002, was $111,923,523.

                       DOCUMENT INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February 2003.

                             PROVIDENT BANCORP, INC.

                           FORM 10-K TABLE OF CONTENTS

                               September 30, 2002



PART I..................................................................................................................3

   ITEM 1.     BUSINESS.............................................................................................3
   ITEM 2.     PROPERTIES..........................................................................................35
   ITEM 3.     LEGAL PROCEEDINGS...................................................................................36
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................36

PART II................................................................................................................36

   ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................36
   ITEM 6.     SELECTED FINANCIAL DATA.............................................................................37
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............39
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................49
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................51
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................86

PART III...........................................................................................................86

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................86
   ITEM 11.     EXECUTIVE COMPENSATION.............................................................................86
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT & RELATED STOCKHOLDER MATTERS.......86
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................86

PART IV................................................................................................................87

   ITEM 14.     CONTROLS AND PROCEDURES............................................................................87
   ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................88

SIGNATURES.............................................................................................................89


Certification of Chief Executive Officer...............................................................................90


Certification of Chief Financial Officer...............................................................................91

Exhibit 21.............................................................................................................92

Exhibit 23.1...........................................................................................................93

Exhibit 99.1...........................................................................................................94



                                     PART I

ITEM 1.     Business
--------------------

Provident Bancorp, Inc.

         Provident Bancorp, Inc. (the "Company") was organized at the direction of the Board of Directors of Provident Bank (the "Bank") for the purpose of acting as the stock holding company of the Bank. The Company's principal business is overseeing and directing the business of the Bank. At September 30, 2002, the Company's assets consist primarily of its investment in all outstanding capital stock of the Bank, and cash and securities totaling $ 7.1 million. At September 30, 2002, 3,581,512 shares, or 44.78%, of the Company's outstanding common stock, par value $0.10 per share, were held by the public, and 4,416,000 shares, or 55.22%, were held by Provident Bancorp, MHC, the Company's parent mutual holding company (the "Mutual Holding Company").


Provident Bank

         The Bank was organized in 1888 as a New York-chartered mutual savings and loan association. It adopted a federal mutual charter in 1986 and reorganized into the stock form of ownership in 1999 as part of its reorganization into the mutual holding company structure. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amount permitted by law. The Bank is engaged primarily in the business of offering various FDIC-insured demand deposits and savings deposits to customers through its 17 full-service banking offices, and using those deposits, together with funds generated from operations and borrowings, to originate commercial real estate and business loans, one- to four-family residential loans and consumer loans. The Bank also invests in investment securities and mortgage-backed securities. Additional products and services offered include internet banking services for consumers, investment management and trust services for companies and individuals, and mutual funds and annuities products for individuals.


Provident Municipal Bank

         Provident Municipal Bank ("PMB") is a limited-purpose commercial bank chartered in April 2002 as a wholly-owned subsidiary of Provident Bank. PMB is a New York State-chartered institution, formed to accept deposits from municipalities in the Company's market area. New York State law prohibits government entities from depositing public funds with thrift institutions.


Provident Bancorp, MHC

         The Mutual Holding Company was formed in January 1999 as part of the Bank's mutual holding company reorganization. The Mutual Holding Company is chartered under federal law and owns 55.22% of the outstanding common stock of the Company as of September 30, 2002. By virtue of its ownership of a majority of the outstanding shares, the Mutual Holding Company is able to elect all the members of the Board of Directors of the Company and will generally be able to affect significantly the outcome of all matters presented for consideration by the shareholders of the Company.

              During the fiscal year ended September 30, 2002, the Mutual Holding Company contributed $557,000 to local charities. Although the Mutual Holding Company intends to continue to contribute to local charities in the future, it has no outstanding commitments to do so. The Mutual Holding Company does not engage in any business activities other than owning the common stock of the Company, investing in liquid assets and contributing to local charities.

         Since its formation in January 1999, the Mutual Holding Company has waived the receipt of approximately $2.6 million of cash dividends declared on shares of the Company's common stock it owns. There can be no assurance that the Mutual Holding Company will continue to waive the receipt of cash dividends in any future period, and the Mutual Holding Company retains the right to accept payment of future cash dividends on all of the Company's common stock it owns, at its discretion.


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


Market Area

         The Bank is an independent community bank offering a broad range of services for businesses and individuals as an alternative to money center banks in its market area. At September 30, 2002, the Bank's 17 full-service banking offices consisted of 13 offices in Rockland County, New York and four offices in contiguous Orange County, New York. Two of the Orange County offices are a result of the Company's acquisition of The National Bank of Florida (New York), which was completed in April 2002. The Bank's primary market for deposits is currently concentrated around the areas where its full-service banking offices are located. The Bank's primary lending area consists of Rockland and Orange Counties as well as contiguous counties.

         Rockland and Orange counties constitute a suburban market with a broad employment base. They also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. Orange County is one of the two fastest growing counties in New York State. The economic environment in Rockland, Orange and contiguous counties continues to be favorable and has supported increased commercial and residential activity in recent years.

         The economy of the Bank's primary market areas is based on a mixture of service, manufacturing and wholesale/retail trade. Other employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by its many major employers. Additionally, Rockland and Orange Counties have numerous small employers.

Lending Activities

         General. The Bank originates commercial real estate loans, commercial business loans and construction loans (collectively referred to as the "commercial loan portfolio"). The Bank is also one of the largest originators in its market area of fixed rate residential mortgage loans and adjustable rate residential mortgage loans (ARMs) collateralized by one- to four-family residential real estate. In addition, the Bank originates consumer loans such as home equity lines of credit and homeowner loans. The Bank retains most of the loans it originates, although from to time to time it may sell longer-term one- to four- family residential loans and participations in some commercial loans.

         Commercial Real Estate Lending. The Bank originates real estate loans secured predominantly by first liens on commercial real estate and apartment buildings. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. The Bank may, from time to time, purchase commercial real estate loan participations. Loans secured by commercial real estate totaled $163.3 million, or 24.3% of the Bank's total loan portfolio at September 30, 2002, and consisted of 336 loans outstanding with an average loan balance of approximately $486,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of the Bank's commercial real estate loans are secured by properties located in its primary market area.

         Most commercial real estate loans are written as five-year adjustable rate or ten-year fixed rate mortgages and typically have balloon maturities of ten years. Margins generally range from 175 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate. Amortization is typically based on 15- to 20-year payout schedules.

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

         Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

         Commercial Business Loans. In an effort to expand its customer account relationships and develop a broader mix of assets, the Bank makes various types of secured and unsecured commercial loans to customers in its market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate which is determined internally, or a short-term market rate index. The Bank may, from time to time, purchase commercial business loan participations. At September 30, 2002, the Bank had 616 commercial business loans outstanding with an aggregate balance of $41.3 million, or 6.2% of the total loan portfolio. As of September 30, 2002, the average commercial business loan balance was approximately $67,000, although there are a large number of loans with balances substantially greater than this average.

         Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction is also analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $250,000, the Bank uses a credit scoring system that enables the Bank to process the loan requests quickly and efficiently. Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

         One- to Four-Family Real Estate Lending. The Bank offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $650,000. This portfolio totaled $366.1 million, or 54.6% of the Bank's total loan portfolio at September 30, 2002.

         The Bank currently offers both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac secondary mortgage market standards, which are currently $307,700 for single-family homes. Private mortgage insurance is generally required initially for loans with loan-to-value ratios in excess of 80%. Loans in excess of conforming loan limits, in amounts of up to $500,000, are also generally underwritten to both Fannie Mae and Freddie Mac secondary mortgage market standards. These loans are generally eligible for sale to various conduit firms that specialize in the purchase of such non-conforming loans, although all such loans originated in fiscal 2002, totaling $8.5 million, were retained in the Bank's loan portfolio. The Bank also originates a limited number of loans in excess of $500,000. In the year ended September 30, 2002, the Bank originated $5.2 million in loans with principal amounts of $500,000 or above, with an average loan size of $575,000, all of which were retained in the loan portfolio. In the Bank's market area, due to its proximity to New York City, such larger residential loans are not uncommon. The Bank's bi-weekly one- to four-family residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account, which enables the Bank to avoid the cost of processing payments. As of September 30, 2002, bi-weekly loans totaled $119.8 million, or 32.7% of the Bank's residential loan portfolio.

     The Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and the Bank's capital and liquidity position, the Bank may retain all of its newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored enterprises such as Fannie Mae and Freddie Mac. The Bank retains the servicing rights on a large majority of loans sold to generate fee income and reinforce its commitment to customer service. For the year ended September 30, 2002, the Bank sold $11.9 million of mortgage loans. As of September 30, 2002, loans serviced for others totaled $73.6 million.

     The Bank currently offers several ARM loan products secured by residential properties with rates that adjust every six months to one year, after an initial fixed-rate period ranging from six months to five years. After the initial term, the interest rate on these loans is reset based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of six months to one year (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board and subject to certain limitations on interest rate changes. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2002, the Bank's ARM portfolio included $7.5 million in loans that re-price every six months, $27.4 million in loans that re-price once a year and $31.3 million in loans that reprice periodically after an initial fixed-rate period ranging from three to five years.

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

         Construction Loans. The Bank originates land acquisition, development and construction loans to builders in its market area. These loans totaled $17.0 million, or 2.5% of the Bank's total loan portfolio at September 30, 2002.

         Acquisition loans are made to help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, the Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. Loans for the acquisition of land are generally limited to the Bank's most creditworthy customers. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. The Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements. Advances are made in accordance with a schedule reflecting the cost of the improvements.

         The Bank also grants construction loans to area builders, often in conjunction with development loans. These loans finance the cost of completing homes on the improved property. The loans are generally limited to the lesser of 75% of the appraised value of the property or the actual cost of improvements. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.

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

         Consumer Loans. The Bank originates a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines-of-credit. As of September 30, 2002, consumer loans totaled $83.4 million, or 12.4% of the total loan portfolio.

         At September 30, 2002, the largest group of consumer loans consisted of $76.6 million of loans secured by junior liens on residential properties. The Bank offers fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and also offers adjustable-rate home equity lines of credit. As of September 30, 2002, homeowner loans totaled $36.9 million or 5.5% of the Bank's total loan portfolio. The disbursed portion of home equity lines of credit totaled $39.7 million, or 5.9% of the Bank's total loan portfolio at September 30, 2002, with $18.4 million remaining undisbursed.

         Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2002, these loans totaled $6.8 million, or 1.0% of the Bank's total loan portfolio. The Bank originates automobile loans directly to its customers and has no outstanding agreement with automobile dealerships to generate indirect loans. The Bank requires all borrowers to maintain collision insurance on automobiles securing consumer loans, with the Bank listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

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

                                                                                September 30,
                                                -----------------------------------------------------------------------------
                                                       2002                2001                2000               1999
                                                ------------------  ------------------  -----------------   -----------------
                                                  Amount   Percent   Amount   Percent   Amount    Percent   Amount    Percent
                                                  ------   -------   ------   -------   ------    -------   ------    -------
                                                                                    (Dollars in thousands)
One- to four-family residential mortgage loans  $ 366,111   54.6%  $ 358,198   58.2%  $ 343,871    57.5%   $ 344,731   60.2%
                                                ---------   -----  ---------   -----  ---------    -----   ---------   -----

Commercial real estate loans .................    163,329   24.3     129,295   21.0     124,988    20.9      110,382   19.3
Commercial business loans ....................     41,320    6.2      31,394    5.1      27,483     4.6       30,768    5.4
Construction loans ...........................     17,020    2.5      19,490    3.2      29,599     5.0       19,147    3.3
                                                ---------   -----  ---------   -----  ---------    -----   ---------   -----
  Total commercial loans .....................    221,669   33.0     180,179   29.3     182,070    30.5      160,297   28.0
                                                ---------   -----  ---------   -----  ---------    -----   ---------   -----

Home equity lines of credit ..................     39,727    5.9      31,125    5.1      28,021     4.7       25,380    4.4
Homeowner loans ..............................     36,880    5.5      39,501    6.4      37,027     6.2       34,852    6.1
Other consumer loans .........................      6,812    1.0       6,266    1.0       6,486     1.1        7,463    1.3
                                                ---------   -----  ---------   -----  ---------    -----   ---------   -----
  Total consumer loans .......................     83,419   12.4      76,892   12.5      71,534    12.0       67,695   11.8
                                                ---------   -----  ---------   -----  ---------    -----   ---------   -----

Total loans ..................................    671,199  100.0%    615,269  100.0%    597,475   100.0%     572,723  100.0%



Allowance for loan losses ....................    (10,383)            (9,123)            (7,653)              (6,202)
                                                                   ---------         ----------            ---------

Total loans, net .............................  $ 660,816          $ 606,146          $ 589,822            $ 566,521
                                                                   =========          =========            =========


                                                     September 30,
                                                 --------------------
                                                         1998
                                                 --------------------
                                                   Amount    Percent
                                                   ------    -------
                                                (Dollars in thousands)
One- to four-family residential mortgage loans   $ 290,334     62.0%
                                                 ---------     -----

Commercial real estate loans .................      71,149     15.1
Commercial business loans ....................      24,372      5.2
Construction loans ...........................      20,049      4.3
                                                 ---------     -----
  Total commercial loans .....................     115,570     24.6
                                                 ---------     -----

Home equity lines of credit ..................      26,462      5.7
Homeowner loans ..............................      27,208      5.8
Other consumer loans .........................       8,999      1.9
                                                 ---------     -----
  Total consumer loans .......................      62,669     13.4
                                                 ---------     -----

Total loans ..................................     468,573     100.0%



Allowance for loan losses ....................      (4,906)
                                                ----------

Total loans, net .............................  $  463,667
                                                ==========

         Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of the Bank's loan portfolio at September 30, 2002. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                          One- to Four-Family   Commercial Real Estate   Commercial Business      Construction (2)
                                          -------------------   ----------------------   -------------------    -------------------
                                                   Weighted                Weighted                Weighted                Weighted
                                                    Average                 Average                Average                  Average
                                            Amount   Rate        Amount      Rate        Amount      Rate        Amount      Rate
                                            ------ --------      ------    --------      ------    --------      ------    --------
                                                                           (Dollars in thousands)
Due During the Years Ending September 30,
-----------------------------------------
2003 (1).....................              $ 11,205   7.03%     $ 25,236     6.93%       $29,133     6.10%       $15,222     5.39%
2004 to 2007.................                33,627   6.94        50,789     7.36          9,244     7.47          1,722     5.58
                                           --------               ------                 -------                 -------
2008 and beyond .............               321,279   6.90        87,304     7.80          2,943     6.32             76     8.56
.........................Total              $366,111   6.91%     $163,329     7.53%       $41,320     6.49%       $17,020     5.42%
                                           ========             ========                 =======                 =======


                                              Consumer             Total
                                           ---------------    ---------------
                                                  Weighted           Weighted
                                                   Average            Average
                                           Amount   Rate      Amount   Rate
                                           ------ --------    ------ --------
Due During the Years Ending September 30,
-----------------------------------------
2003 (1).....................             $ 47,035  5.57%    $127,831   6.06%
2004 to 2007.................               17,229  8.24      112,611   7.35
2008 and beyond .............               19,155  7.32      430,757   7.11
                                          --------           --------
.........................Total             $ 83,419  6.52%    $671,199   6.95%





(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans. (2) Includes land acquisition loans.


The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2002 that are contractually due after September 30, 2003.

                                                                       Due After September 30, 2003
                                                                   Fixed       Adjustable        Total
                                                                             (In thousands)

One- to four-family residential mortgage loans............     $   287,069    $    67,837     $   354,906
                                                               -----------    ------------    -----------

Commercial real estate loans..............................          52,004         86,089         138,093
Commercial business loans.................................           9,460          2,727          12,187
Construction loans........................................             226          1,572           1,798
                                                               -----------    -----------     -----------
         Total commercial loans...........................          61,690         90,388         152,078
                                                               -----------    -----------     -----------

Consumer loans............................................          36,384            ---          36,384
                                                               -----------    -----------     -----------

         Total loans......................................     $   385,143    $   158,225     $   543,368
                                                               ===========    ===========     ===========

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

         The Bank's loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae and Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not the Bank.

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




                                                                               Year Ended September 30,
                                                                         -----------------------------------
                                                                           2002         2001          2000
                                                                         ---------    ---------    ---------
                                                                                    (In thousands)

Unpaid principal balances at beginning of year.......................    $ 615,269    $ 597,475    $ 572,723
                                                                         ---------    ---------    ---------

Loans acquired in the acquisition of The National Bank of Florida....       23,542          ---          ---
                                                                         ---------    ---------    ---------

Originations by type of loan Adjustable-rate:
     One- to four-family.............................................        6,658       12,711       16,792
     Commercial real estate..........................................       31,416        7,827       22,463
Commercial business..................................................       20,724       16,962       17,785
     Construction....................................................        9,691        5,803       15,630
     Consumer........................................................       19,431       12,055       12,886
                                                                         ---------    ---------    ---------
       Total adjustable-rate.........................................       87,920       59,558       85,556
                                                                         ---------    ---------    ---------

  Fixed-rate:
     One- to four-family.............................................       84,210       50,209       16,328
     Commercial real estate..........................................       16,964        5,396        3,014
     Commercial business.............................................        6,544        5,401       12,305
     Construction....................................................        1,373        4,570        3,675
     Consumer........................................................       17,384       19,163       14,589
                                                                         ---------    ---------    ---------
       Total fixed-rate..............................................      126,475       84,739       49,911
                                                                         ---------    ---------    ---------

     Total loans originated and acquired.............................      237,937      139,297      135,467
Principal repayments.................................................     (169,652)    (121,129)    (109,580)
Sales................................................................      (11,912)           -         (808)
Net (charge-offs) recoveries.........................................         (177)          30         (259)
Net change in deferred loan fees and costs...........................         (134)        (186)          86
Transfers to real estate owned.......................................         (132)        (218)        (154)
                                                                         ---------    ----------   ----------
Unpaid principal balances at end of year.............................      671,199      615,269      597,475

Allowance for loan losses............................................      (10,383)      (9,123)      (7,653)
                                                                         ----------   ----------   ----------

Net loans at end of year.............................................    $ 660,816    $ 606,146    $ 589,822
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

         The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in the Bank's policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan to one borrower limit described below require approval by the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $650,000 to any one borrower and related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $350,000. The maximum individual authority to approve an unsecured loan is $50,000.

         The Bank has established a risk rating system for its commercial business loans, commercial real estate loans, and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. The Bank determines its maximum loans to one borrower based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $8.5 million, for the next group of borrowers is $6.5 million, and for the third group is $3.5 million. Sublimits apply based on reliance on any single property, and for commercial business loans.

         In connection with its residential and commercial real estate loans, in general, the Bank requires property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas of the Bank. Under certain conditions, appraisals may not be required for loans under $250,000. The Bank also requires title insurance, hazard insurance and, if indicated, flood insurance on property securing its mortgage loans. Title insurance is not required for consumer loans under $100,000, such as home equity lines of credit and homeowner loans.

         Loan Origination Fees and Costs. In addition to interest earned on loans, the Bank also receives loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. The Bank defers loan origination fees and costs, and amortizes such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $1.0 million at September 30, 2002.

         To the extent that originated loans have been sold with servicing retained since January 1, 1997, the Bank has capitalized a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (currently Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Asset recognition of servicing rights on sales of originated loans was not permitted under accounting standards in effect prior to January 1,1997, when the Bank sold the majority of the loans it presently services for others. Originated mortgage servicing rights with an amortized cost of $193,000 are included in other assets at September 30, 2002. See also Notes 3 and 6 of the Notes to Consolidated Financial Statements.

         Loans to One Borrower. At September 30, 2002, the five largest aggregate amounts loaned to individual borrowers by the Bank (including any unused lines of credit) consisted of secured and unsecured financing of $8.4 million, $8.4 million, $7.5 million, $7.1 million and $7.0 million. See "REGULATION - Federal Regulation of Savings Institutions - Loans to One Borrower" for a discussion of applicable regulatory limitations.


Delinquent Loans, Other Real Estate Owned and Classified Assets

         Collection Procedures. A computer-generated late notice is sent by the 17th day of the month requesting the payment due plus the late charge that was assessed. After the late notices have been mailed, accounts are assigned to a collector for follow-up to determine reasons for delinquency and to review payment options. Additional system-generated collection letters are sent to customers every ten days. Notwithstanding ongoing collection efforts, all consumer loans are fully charged-off after 120 days.

         Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2002, the Bank had non-accrual loans of $5.0 million. The ratio of non-performing loans to total loans was 0.74% at September 30, 2002.

         Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2002, the Bank had REO of $41,000, total non-performing assets (non-accrual loans and REO) of $5.0 million, and a ratio of non-performing assets to total assets of 0.49%.

         The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.



                                                    Loans Delinquent For
                                         --------------------------------------------
                                             60-89 Days           90 Days and Over             Total
                                         ------------------    ----------------------    -------------------
                                         Number     Amount        Number     Amount      Number      Amount
                                         ------     ------        ------     ------      ------      -------
                                                               (Dollars in thousands)

At September 30, 2002
    One- to four-family...............     6       $    577        22      $  2,291        28      $  2,868
    Commercial real estate............   ---            ---         3         2,492         3         2,492
    Commercial business...............   ---            ---       ---           ---       ---           ---
    Construction......................   ---            ---       ---           ---       ---           ---
    Consumer..........................     7             37        14           171        21           208
                                         ---       --------      ----      --------      -----     --------
     Total............................    13       $    614        39      $  4,954        52      $  5,568
                                          ==       ========      ====      ========      ====      ========

At September 30, 2001
    One- to four-family...............     9       $    935        21      $  1,684        30      $  2,619
    Commercial real estate............     2            213         3           418         5           631
    Commercial business...............   ---            ---       ---           ---       ---           ---
    Construction......................   ---            ---       ---           ---       ---           ---
    Consumer .........................     9            277         8           175        17           452
                                         ---       --------      ----      --------       ---      --------
     Total............................    20       $  1,425        32      $  2,277        52      $  3,702
                                          ==       ========      ====      ========      ====      ========

At September 30, 2000
    One- to four-family...............    14       $  1,180        26      $  2,496        40      $  3,676
    Commercial real estate............     2            270         5         1,149         7         1,419
    Commercial business...............   ---            ---       ---           ---       ---           ---
    Construction......................   ---            ---         1            27         1            27
    Consumer..........................    10            187        23           359        33           546
                                         ---       --------      ----      --------      ----      --------
     Total............................    26       $  1,637        55      $  4,031        81      $  5,668
                                         ===       ========      ====      ========      ====      ========




     Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).


                                                                            September 30,
                                                        ----------------------------------------------------
                                                          2002       2001       2000       1999       1998
                                                        --------  ---------  ---------  ---------  ---------
                                                                       (Dollars in thousands)
Non-accrual loans:
  One- to four-family..............................     $ 2,291   $  1,684   $  2,496   $  2,839   $  2,965
  Commercial real estate...........................       2,492        418      1,149      1,133        871
  Commercial business..............................         ---        ---        ---        208        368
  Construction.....................................         ---        ---         27         27      1,256
  Consumer.........................................         171        175        359        429        647
                                                        -------   --------   --------   --------   --------
   Total non-performing loans......................       4,954      2,277      4,031      4,636      6,107
                                                        -------   --------   --------   --------   --------

Real estate owned:
  One- to four-family..............................          41        109        154        403         92
  Commercial real estate...........................         ---        ---        ---        ---        274
                                                        -------   --------   --------   --------   --------
   Total real estate owned.........................          41        109        154        403        366
                                                        -------   --------   --------   --------   --------

Total non-performing assets........................     $ 4,995   $  2,386   $  4,185   $  5,039   $  6,473
                                                        =======   ========   ========   ========   ========

Ratios:
  Non-performing loans to total loans..............        0.74%      0.38%      0.67%      0.82%      1.32%
  Non-performing assets to total assets............        0.49       0.27       0.50       0.62       0.94


         For the year ended September 30, 2002, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $371,000. Interest income actually recognized on such loans totaled $83,000.

         Classification of Assets. The Bank's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management. As of September 30, 2002, the Bank had $4.6 million of assets designated as special mention.

         When the Bank classifies assets as either substandard or doubtful, it allocates a portion of the related general loss allowances to such assets as deemed prudent by management. General loss allowances represent amounts that have been established to recognize the inherent risk associated with lending activities generally. When the Bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its loss allowances are subject to review by its regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews the Bank's asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of the Bank's assets at September 30, 2002, classified assets consisted of substandard assets of $4.3 million (loans of $4.2 million and REO of $41,000) and doubtful assets of $18,000 (loans). There was one loan in the amount of $31,000 that was classified as loss at September 30, 2002.

         Allowance for Loan Losses. The Bank provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Bank's regulatory agencies periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         At September 30, 2002, the allowance for loan losses was $10.4 million, which equaled 1.55% of total loans and 209.6% of non-performing loans. For the years ended September 30, 2002, 2001 and 2000, the Bank recorded net loan charge-offs (recoveries) of $177,000, ($30,000) and $259,000, respectively. Provisions for loan losses were $900,000, $1.4 million and $1.7 million during the respective fiscal years.

         The following table sets forth activity in the Bank's allowance for loan losses for the years indicated.




                                                                        Years Ended September 30,
                                                          ----------------------------------------------------
                                                            2002       2001       2000       1999       1998
                                                          --------   --------   --------  ---------  ---------
                                                                         (Dollars in thousands)

Balance at beginning of year...........................   $ 9,123    $ 7,653    $ 6,202   $  4,906   $  3,779
                                                          -------    -------    -------   --------   --------

Charge-offs:
  One- to four-family..................................       ---        (26)      (168)        (9)       (13)
  Commercial real estate...............................       (31)       (18)        (1)       ---        (87)
  Commercial business..................................      (130)      (115)        (6)      (567)       (10)
  Construction.........................................       ---        ---        ---        ---       (355)
  Consumer.............................................      (163)       ---       (195)      (346)      (200)
                                                          --------   -------    --------  ---------  ---------
    Total charge-offs..................................      (324)      (159)      (370)      (922)      (665)
                                                          --------   --------   --------  ---------  ---------

Recoveries:
  One- to four-family..................................       ---        ---         24        ---        ---
  Commercial real estate...............................       ---        147        ---        101        ---
  Commercial business..................................        40         42         24        194        ---
  Construction.........................................       ---        ---        ---        286          2
  Consumer.............................................       107        ---         63         47         53
                                                          -------    -------    -------   --------   --------
    Total recoveries...................................       147        189        111        628         55
                                                          -------    -------    -------   --------   --------

Net (charge-offs)  recoveries..........................      (177)        30       (259)      (294)      (610)
Allowance recorded in acquisition of The National Bank
  of Florida...........................................       537       ---        ---           ---
Provision for loan losses..............................       900      1,440      1,710      1,590      1,737
                                                          -------    -------    -------   --------   --------
Balance at end of year.................................   $10,383    $ 9,123    $ 7,653   $  6,202   $  4,906
                                                          =======    =======    =======   ========   ========

Ratios:
Net charge-offs to average loans outstanding...........       0.03%      ----%      0.04%      0.06%      0.14%
Allowance for loan losses to non-performing loans......     209.6       400.7     189.9      133.8       80.3
Allowance for loan losses to total loans...............       1.55        1.48      1.28       1.08       1.05

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

                                                                      September 30,
                            --------------------------------------------------------------------------------------------------
                                          2002                            2001                             2000
                            --------------------------------------------------------------------------------------------------
                                                   Percent                           Percent                          Percent
                                                  of Losses                         of Losses                        of Losses
                                          Loan     in Each                Loan       in Each               Loan       in Each
                                        Balances   Category             Balances    Category             Balances    Category
                            Loan Loss      by      to Total Loan Loss      by       to Total  Loan Loss      by       to Total
                            Allowance   Category    Loans   Allowance   Category      Loans   Allowance   Category      Loans
                            ---------   --------    -----   ---------   --------      -----   ---------   --------      -----
                                                                  (Dollars in thousands)
One- to four-family ....   $  3,315     $366,111     54.6% $  2,638     $358,198      58.2%   $  2,423    $343,871      57.5%
Commercial real estate..      4,275      163,329     24.3     3,930      129,295      21.0       3,210     124,988      20.9
Commercial business ....        925       41,320      6.2       841       31,394       5.1         481      27,483       4.6
Construction ...........        871       17,020      2.5       871       19,490       3.2         733      29,599       5.0
Consumer ...............        997       83,419     12.4       843       76,892      12.5         806      71,534      12.0
                                        --------     ----  --------     --------      -----   --------    --------     -----

      Total ............   $ 10,383     $671,199   100.0%  $  9,123     $615,269     100.0%   $  7,653    $597,475     100.0%
                           ========     ========   =====   ========     ========     =====    ========    ========     =====




                                                      September 30,
                            ------------------------------------------------------------------
                                          1999                            1998
                            ------------------------------------------------------------------
                                                   Percent                           Percent
                                                  of Losses                         of Losses
                                          Loan     in Each                Loan       in Each
                                        Balances   Category             Balances    Category
                            Loan Loss      by      to Total Loan Loss      by       to Total
                            Allowance   Category    Loans   Allowance   Category      Loans
                            ---------   --------    -----   ---------   --------      -----
                                                                  (Dollars in thousands)



One- to four-family .....   $  2,091   $344,731     60.2%   $  1,320    $290,334      62.0%
Commercial real estate...      2,416    110,382     19.3       1,976      71,149      15.1
Commercial business .....        254     30,768      5.4         376      24,372       5.2
Construction ............        614     19,147      3.3         301      20,049       4.3
Consumer ................        827     67,695     11.8         933      62,669      13.4
                            --------   --------    -----    --------

      Total ............    $  6,202   $572,723    100.0%   $  4,906    $468,573     100.0%
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

         The Company's current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank ("FHLB") (federal agency securities). Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. The Company's current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

         SFAS No. 115 requires that, at the time of purchase, the Company designate a security as held to maturity, available for sale, or trading, depending on the Company's ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. The Company does not have a trading portfolio.

         As of September 30, 2002, the Company's overall securities portfolio had a carrying value of $292.9 million. In accordance with SFAS No. 115, securities with a fair value of $206.1 million, or 20.1 % of total assets, were classified as available for sale, while securities with an amortized cost of $86.8 million, or 8.4% of total assets, were classified as held to maturity. The estimated fair value of the held to maturity securities portfolio at September 30, 2002 was $90.7 million, which was $3.9 million greater than amortized cost.

         Government Securities. At September 30, 2002, the Company held government securities available for sale with a fair value of $113.3 million, consisting primarily of U.S. Treasury and agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, the Company's current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

         Corporate and Municipal Bonds. At September 30, 2002, the Company held $32.1 million in corporate debt securities, at fair value, all of which were classified as available for sale. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or agency security of comparable duration, corporate bonds also may have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, the Company's policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $2.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured. In addition, the policy imposes an investment limitation of $2.0 million per municipal issuer and a total municipal bond portfolio limit of 5% of assets. At September 30, 2002, the Company held $16.4 million (at amortized cost) in bonds issued by states and political subdivisions, all of which were classified as held to maturity.

          Equity Securities. At September 30, 2002, the Company's equity securities available for sale had a fair value of $2.1 million and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. The Company also held $5.3 million (at cost) of FHLB of New York common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to borrow under the FHLB advance program.

          Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. The Company invests primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. The Company also invests to a lesser extent in securities backed by agencies of the U.S. Government. At September 30, 2002, the Company's mortgage-backed securities portfolio totaled $129.0 million, consisting of $58.6 million available for sale at fair value and $70.4 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $25.8 million, consisting of $21.5 million available for sale at fair value and $4.3 million held to maturity at amortized cost. The remaining mortgage-backed securities of $103.2 million were pass-through securities, consisting of $37.1 million available for sale at fair value and $66.1 million held to maturity at amortized cost.

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

          A portion of the Company's mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including Real Estate Mortgage Investment Conduits ("REMICs"), backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. The Company's practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

         Available for Sale Portfolio. As of September 30, 2002, securities with a fair value of $206.1 million, or 20.1% of total assets, were classified as available for sale. Investment securities, consisting of U.S. Government and agency securities, municipal bonds, and corporate debt obligations as well as investments in preferred and common stock, made up $147.5 million of this total, or 14.4% of total assets, with mortgage-backed securities totaling $58.6 million, or 5.7 % of total assets.

         The following table sets forth the composition of the Company's available for sale portfolio at the dates indicated.

                                                                                      September 30,
                                                            ---------------------------------------------------------------
                                                                    2002                  2001                  2000
                                                            --------------------   -------------------  -------------------
                                                             Amortized    Fair     Amortized    Fair     Amortized    Fair
                                                               Cost       Value      Cost       Value      Cost       Value
                                                             -------    -------    -------   --------   --------   --------
                                                                                     (In thousands)
Investment Securities:
    U.S. Government securities............................   $21,199    $21,658    $22,125   $ 22,975   $ 33,004   $ 32,851
    Federal agency obligations............................    87,878     91,625     26,744     28,182     37,934     37,546
    Corporate debt securities ............................    30,079     32,144     48,367     50,872     30,975     30,588
    State and municipal securities........................       ---        ---        ---        ---     11,697     10,981
    Equity securities.....................................     1,113      2,071      1,290      2,372      3,201      4,383
                                                             -------    -------    -------   --------   --------   --------
    Total investment securities available for sale........   140,269    147,498     98,526    104,401    116,811    116,349
                                                             -------    -------   --------   --------   --------   --------
Mortgage-Backed Securities:
       Pass-through securities:
       Fannie Mae.........................................    20,076     21,121     18,225     18,815     17,767     17,723
       Freddie Mac .......................................    10,591     11,023      6,361      6,842      2,344      2,383
       Other..............................................     4,430      5,000      4,481      4,529      6,582      6,494
       CMOs and REMICs....................................    21,352     21,504     28,811     29,341     19,553     19,208
                                                             -------    -------    -------    -------   --------   --------

    Total mortgage-backed securities available for sale...    56,449     58,648     57,878     59,527     46,246     45,808
                                                             -------    -------    -------   --------   --------  --------
    Total securities available for sale...................  $196,718   $206,146   $156,404   $163,928   $163,057   $162,157
                                                             =======    =======    =======    =======   ========   ========



         At September 30, 2002, the Company's available for sale U. S. Treasury securities portfolio, at fair value, totaled $21.7 million, or 2.1% of total assets, and the federal agency securities portfolio, at fair value, totaled $91.6 million, or 8.9% of total assets. Of the combined U.S. Government and agency portfolio, based on amortized cost, $21.2 million had maturities of one year or less and a weighted average yield of 5.62%, and $86.8 million had maturities of between one and five years and a weighted average yield of 4.53%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly basis following an initial holding period of from twelve to twenty-four months.

         Available for sale corporate debt securities, at fair value, totaled $32.1 million at September 30, 2002. These securities all had maturities of less than five years, with a weighted average yield of 6.47%. Equity securities available for sale at September 30, 2002 had a fair value of $2.1 million.

         At September 30, 2002, $37.1 million of the Company's available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 3.6% of total assets. At the same date, the fair value of the Company's available for sale CMO portfolio totaled $21.5 million, or 2.1% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 5.49%. The Company owns both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for the Company's portfolio of CMO's available for sale at September 30, 2002 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

         Held to Maturity Portfolio. As of September 30, 2002, securities with an amortized cost of $86.8 million, or 8.4% of total assets, were classified as held to maturity. Mortgage-backed securities totaling $70.4 million, or 6.8% of total assets, made up the majority of this portfolio. Investment securities, consisting of municipal bonds, made up $16.4 million of this total, or 1.6% of total assets.

         The following table sets forth the composition of the Company's held to maturity portfolio at the dates indicated.

                                                                                      September 30,
                                                                      2002                2001              2000
                                                              -------------------  -----------------  -----------------
                                                              Amortized    Fair    Amortized   Fair   Amortized   Fair
                                                                Cost       Value     Cost      Value     Cost     Value
                                                                ----       -----     ----      -----     ----     -----
                                                                                      (In Thousands)
Investment Securities:
  State and municipal securities ...........................   $16,409    17,325   $11,906   $12,160   $ 2,991   $ 2,957
Other ......................................................        --        --        --       397       397
                                                                                   -------   -------   -------   -------
    Total investment securities held to maturity ...........    16,409    17,325    11,906    12,160     3,388     3,354
                                                               -------   -------   -------   -------   -------   -------
Mortgage-Backed Securities:
  Pass-through securities:
   Ginnie Mae ..............................................     2,785     2,988     3,510     3,611     4,279     4,275
Fannie Mae .................................................    28,600    30,177    23,616    24,421    16,578    16,440
Freddie Mac ................................................    34,693    35,788    26,477    27,394    17,105    16,902
Other ......................................................        --        --     1,491     1,542     2,283     2,343
CMOs and REMICs ............................................     4,304     4,428     4,355     4,532     4,953     5,060
                                                               -------   -------   -------   -------   -------   -------
      Total mortgage-backed securities held to maturity.....    70,382    73,381    59,449    61,500    45,198    45,020
                                                               -------   -------   -------   -------   -------   -------

     Total securities held to maturity .....................   $86,791   $90,706   $71,355   $73,660   $48,586   $48,374
                                                               =======   =======   =======   =======   =======   =======


         At September 30, 2002, the Company's held to maturity mortgage-backed securities portfolio totaled $70.4 million at amortized cost, consisting of:
$7.1 million with a weighted average yield of 5.12% and contractual maturities within five years; $10.7 million with a weighted average yield of 6.37% and contractual maturities of five to ten years; and $52.6 million with a weighted average yield of 5.94% and contractual maturities of over ten years. CMOs of $4.3 million are included in this portfolio. While the contractual maturity of the CMOs' underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

         Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2002 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.


                                                                  More than One Year   More than Five Years
                                             One Year or Less     through Five Years    through Ten Years      More than Ten Years
                                          ---------------------  --------------------  ---------------------  ---------------------
                                                       Weighted              Weighted                                     Weighted
                                          Amortized    Average    Amortized   Average   Amortized             Amortized    Average
                                             Cost       Yield       Cost       Yield      Cost     Yield        Cost        Yield
                                          ---------     -----     --------   --------   --------   -----      ---------   --------
                                                                             (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
     Fannie Mae .........................  $    --       --%     $  3,644       6.24%   $   629     6.09%     $25,370       5.90%
     Freddie Mac ........................       --       --         5,005       6.39         --       --       13,130       5.38
     Other ..............................       --       --            --         --      4,430     6.33        4,241       5.50
                                           -------     ----      --------       ----    -------     ----      -------       ----
       Total ............................       --       --         8,649       6.33      5,059     6.30       42,741       5.70
                                           -------     ----      --------       ----    -------     ----      -------       ----

Investment Securities
     U.S. Gov't and agency securities....   21,192     5.62        86,780       4.53         --       --        1,105       2.71
     Corporate debt securities ..........    6,015     5.91        24,064       6.61         --       --           --         --
     Equity securities ..................       --       --            --         --         --       --        1,113         --
                                           -------     ----      --------       ----    -------     ----      -------       ----
       Total ............................   27,207     5.68       110,844       4.98         --       --        2,218       1.35
                                           -------     ----      --------       ----    -------     ----      -------       ----
   Total available for sale .............  $27,207     5.68%     $119,493       5.08%   $ 5,059     6.30%     $44,959       5.49%
                                           =======     ====      ========       ====    =======     ====      =======       ====
Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae .........................  $    --       --%     $    751       5.65%   $ 1,945     6.42%     $30,208       5.63%

     Freddie Mae ........................       25     6.76         5,904       4.80      7,540     6.19       21,224       6.24
     Other ..............................       --       --           463       8.30      1,248     7.39        1,074       8.98
                                           -------     ----      --------       ----    -------     ----      -------       ----
       Total ............................       25     6.76         7,118       5.12     10,733     6.37       52,506       5.94


Investment Securities
     State and municipal securities .....    1,750     1.81         3,097       3.86      9,963     4.17        1,599       4.86
                                           -------     ----      --------       ----    -------     ----      -------       ----

   Total held to maturity ...............  $ 1,775     1.88%     $ 10,215       4.74%   $20,696     5.31%     $54,105       5.91%
                                           =======     ====      ========       ====    =======     ====      =======       ====



                                                     Total Securities
                                            -----------------------------------
                                                                      Weighted
                                            Amortized      Fair       Average
                                              Cost        Value        Yield
                                            --------    ---------     --------
                                                 (Dollars in thousands)

Available for Sale:
Mortgage-Backed Securities
     Fannie Mae .........................   $ 29,643     $ 30,684       5.95%
     Freddie Mac ........................     18,135       18,613       5.66
     Other ..............................      8,671        9,351       5.92
                                            --------     --------       ----
       Total ............................     56,449       58,648       5.85
                                            --------     --------       ----

Investment Securities
     U.S. Gov't and agency securities....    109,077      113,283       4.72
     Corporate debt securities ..........     30,079       32,144       6.47
     Equity securities ..................      1,113        2,071         --

       Total ............................    140,269      147,498       5.06

   Total available for sale .............   $196,718     $206,146       5.28%
                                            ========     ========       ====
Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae .........................   $ 32,904     $ 34,604       5.67%

     Freddie Mae ........................     34,693       35,788       5.98
     Other ..............................      2,785        2,989       8.15
                                            --------     --------       ----

       Total ............................     70,382       73,381       5.93


Investment Securities
     State and municipal securities .....     16,409       17,325       3.73
                                            --------     --------       ----

   Total held to maturity ...............   $ 86,791     $ 90,706       5.51%
                                            ========     ========       ====

Sources of Funds

         General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. The Bank provides commercial checking accounts for small to moderately sized businesses, as well as low-cost checking account services for low-income customers.

         At September 30, 2002, the Bank's deposits totaled $799.6 million. Interest-bearing deposits totaled $689.5 million, and non-interest-bearing demand deposits totaled $110.1 million. NOW, savings and money market deposits totaled $446.0 million at September 30, 2002. Also at that date, the Bank had a total of $243.5 million in certificates of deposit, of which $186.2 million had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

         The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. It relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. While certificates of deposit in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, it does not actively solicit such deposits as they are more difficult to retain than core deposits. With the commencement of operations of its limited purpose commercial bank subsidiary, PMB, in April 2002, the Company entered the municipal deposit gathering business. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than similar term retail certificates of deposit. Historically, the Bank has not used brokers to obtain deposits.

         The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.


                                                                              September 30,
                                               2002                               2001                             2000
                                  -------------------------------   --------------------------------   ----------------------------
                                                        Weighted                           Weighted                        Weighted
                                                         Average                            Average                         Average
                                   Amount     Percent     Rate       Amount       Percent    Rate       Amount    Percent     Rate
                                  -------------------------------   --------------------------------   ----------------------------
                                                                          (Dollars in thousands)
Demand deposits:
  Retail ....................    $ 54,399       6.8%        --%     $ 41,280        6.3%       --%      $ 38,145      6.3%      --%
  Commercial ................      55,732       6.9         --        33,081        5.1        --         28,324      4.7       --
                                 --------     -----       ----      --------      -----      ----       --------    -----     ----
  Total demand deposits......     110,131      13.7         --        74,361       11.4        --         66,469     11.0       --
NOW deposits ................      82,983      10.4       0.40        63,509        9.7      0.49         54,800      9.0     1.01
Savings deposits ............     247,918      31.0       0.99       160,777       24.6      1.05        161,987     26.6     2.02
Money market deposits .......     115,065      14.4       1.23       109,126       16.7      1.81         76,332     12.5     2.55
                                 --------     -----       ----      --------      -----      ----       --------    -----     ----
                                  556,097      69.5       0.76       407,773       62.4      1.00        359,588     59.1     1.61
Certificates of deposit .....     243,529      30.5       2.64       245,327       37.6      4.63        249,388     40.9     5.83
                                 --------     -----       ----      --------      -----      ----       --------    -----     ----

Total deposits ..............    $799,626     100.0%      1.33%     $653,100      100.0%     2.31%      $608,976    100.0%    3.34%
                                 ========     =====       ====      ========      =====      ====       ========    ======    ====

         The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.



                                                        At September 30, 2002
                            -----------------------------------------------------------------------------      Total at
                                                         Period to Maturity                                  September 30,
                            -----------------------------------------------------------------------------    -------------
                            Less than    One to      Two to         More than                   Percent
 Interest Rate Range        One Year    Two Years   Three Years    Three Years       Total      of Total       2001          2000
 -------------------        --------   -----------  -----------    -----------     ----------  -----------    -------       -------
                                    (Dollars in thousands)

2.00% and below             $106,824      $    359      $   --        $     19      $107,202         44.1%    $   --          $   --
2.01% to 3.00%                54,775        18,039           287          --          73,101         30.0         --              --
3.01% to 4.00%                 5,733        14,489         4,963         2,188        27,373         11.2      108,161         2,350
4.01% to 5.00%                 6,182         3,130         5,760         5,173        20,245          8.3       33,785        14,436
5.01% to 6.00%                 4,236           151         1,840           336         6,563          2.7       30,416       155,499
6.01% and above                8,410          --             635          --           9,045          3.7       72,965        77,103
                            --------      --------      --------      --------      --------      -----       --------      --------

   Total ......             $186,160      $ 36,168      $ 13,485      $  7,716      $243,529        100.0%    $245,327      $249,388
                            ========      ========      ========      ========      ========      =======     ========      ========


The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2002.



                                                                                Maturity
                                                            ---------------------------------------------------
                                                                       Over 3     Over 6
                                                             3 Months   to 6       to 12     Over 12
                                                             or Less    Months     Months     Months      Total
                                                            --------  ------------ --------- -------  ---------
                                                                               (In Thousands)

Certificates of deposit less than $100,000.............     $78,282    $37,419    $40,039    $49,227   $204,967
Certificates of deposit of $100,000 or more (1)........      19,123      6,625      4,672      8,142     38,562
                                                            -------    -------    -------    -------    -------
   Total of certificates of deposit....................     $97,405    $44,044    $44,711    $57,369   $243,529
                                                            =======    =======    =======    =======   ========

-----------------------
(1) The weighted average interest rates for these accounts, by maturity period, are 2.45% for 3 months or less; 2.05% for 3 to 6 months; 2.46% for
      6 to 12 months; and 3.58% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 2.65%.


         Borrowings. At September 30, 2002, the Bank had $102.9 million of FHLB borrowings, consisting of advances and repurchase agreements. FHLB borrowings were $110.4 million as of September 30, 2001 and $122.0 million as of September 30, 2000. At September 30, 2002, the Bank had access to additional FHLB advances of up to $235.0 million.

         The following table sets forth information concerning balances and interest rates on the Bank's FHLB advances and repurchase agreements at the dates and for the periods indicated.


                                                                    At or For the Years Ended September 30,
                                                                    ---------------------------------------
                                                                         2002         2001         2000
                                                                    ------------    ---------    ----------
                                                                              (Dollars in thousands)

Balance at end of year............................................     $ 102,968    $110,427     $ 121,975
Average balance during year.......................................       113,446     113,975       122,315
Maximum outstanding at any month end..............................       131,637     135,727       131,458
Weighted average interest rate at end of year.....................          4.08%       5.32%         6.36%
Average interest rate during year.................................          4.85%       5.98%         5.98%

Activities of Subsidiaries and Affiliated Entities

         Provident Municipal Bank ("PMB") is a wholly-owned subsidiary of the Bank. PMB is a New York State-chartered commercial bank, whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. PMB began operations on April 19, 2002, and at September 30, 2002 had $8.8 million in deposits from municipal entities in the communities served by the parent Bank.

         Provest Services Corp. I is a wholly-owned subsidiary of the Bank holding an investment in a limited partnership which operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of the Bank which has engaged a third-party provider to sell annuities and mutual funds to the Bank's customers. Through September 30, 2002, the activities of these subsidiaries have had an insignificant effect on the Bank's consolidated financial condition and results of operations. During fiscal 1999, the Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust ("REIT"). The REIT holds both residential and commercial real estate loans.

         At the time of the Company's initial public offering, approximately 46% of the Company's common stock was sold to the public, and the remaining 54% was retained by the Mutual Holding Company, the successor to the original mutual savings and loan association. The accounts of the Mutual Holding Company are not included in the Company's consolidated financial statements. The Mutual Holding Company's primary activity is to hold its majority ownership interest in the Company. The Mutual Holding Company waives the receipt of most cash dividends with respect to its shares of the Company's common stock, but uses the proceeds of those dividends it accepts principally to make charitable contributions in the communities the Bank serves. In fiscal 2002, the Mutual Holding Company accepted $500,000 in dividends and made charitable contributions of $557,000.


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


Employees

         As of September 30, 2002, the Bank had 257 full-time employees and 35 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Regulation

         General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors. The FDIC also has examination authority over the Bank in its role as the administrator of the SAIF. In addition, the Bank's commercial bank subsidiary, PMB, is subject to examination and regulation by the New York State Banking Department. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, the New York State Banking Department, or Congress, could have a material adverse impact on the Company, the Bank, PMB, and their respective activities and operations.


Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the HomeOwners Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

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

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of September 30, 2002, the Bank met the QTL test.

         Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of September 30, 2002, the Bank was a "well-capitalized" institution.

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

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties", including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances.

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


         At September 30, 2002, the Bank exceeded each of the OTS capital requirements as summarized below. PMB is also subject to regulatory capital requirements which it satisfied as of September 30, 2002.

                                                                                           To Be Well Capitalized
                                                                      For Capital          Under Prompt Corrective
                                              Actual               Adequacy Purposes          Action Provisions
                                        ---------------------    ----------------------   -------------------------
                                        Amount      Ratio (1)      Amount       Ratio (1)     Amount      Ratio (1)
                                       --------     ---------     --------      ---------    --------     ---------
                                                                    (Dollars in thousands)

  Tangible capital..................  $  84,307        8.45%      $  14,963         1.5%    $      --          --%
  Tier I core capital...............     84,307        8.45          39,901         4.0        49,875         5.0
  Tier I risk-based capital.........     84,307       14.23              --          --        35,552         6.0
  Total risk-based capital..........     91,747       15.48          47,403         8.0        59,254        10.0



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

         At September 30, 2002, the Bank was categorized as "well capitalized", meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


Federal Home Loan Bank System

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of September 30, 2002, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.


Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts. At September 30, 2002, the Bank was in compliance with these reserve requirements.

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

         The OTS has proposed new rules which would require savings and loan holding companies to notify the OTS prior to engaging in transactions which (i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more; (ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's ratio of consolidated tangible capital to consolidated tangible assets by 10% or more during the 12-month period. The OTS has proposed to exempt from these rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

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

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to undertake a conversion from mutual to stock form ("Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain customers of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock ("Common Stock") held by stockholders of the Company other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that after the Conversion Transaction the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.


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

Recent Legislation

         The USA PATRIOT Act. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, (the "USA PATRIOT Act"), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Act also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

ITEM 2.     Properties
----------------------

Properties

         As of September 30, 2002, the Bank leased ten properties, including its headquarters location, from third parties. In addition, the Bank owns eight properties. Following is a list of the Bank's locations:

Corporate Office, Commercial Lending Division, and Investment Management and Trust Department

400 Rella Boulevard
Montebello, NY 10901
(845) 369-8040

Rockland County Branches:                  26 North Middletown Road
                                           (In the ShopRite Supermarket)
44 West Route 59                           Pearl River, NY  10965
Nanuet, NY  10954                          (845) 627-6170
(845) 627-6180
                                           196 Route 59
38-40 New Main Street                      Suffern, NY  10901
Haverstraw, NY  10927                      (845) 369-8360
(845) 942-3880
                                           1633 Route 202
375 Route 303 at Kings Highway             Pomona, NY  10970
Orangeburg, NY  10962                      (845) 364-5690
(845) 398-4810
                                           44 North Main Street
148 Route 9W                               (In the ShopRite Supermarket)
Stony Point, NY  10980                     New City, NY  10956
(845) 942-3890                             (845) 639-7650

179 South Main Street                      Orange County Branches:
New City, NY  10956
(845) 639-7750                             125 Dolson Avenue
                                           (In the ShopRite Supermarket)
72 West Eckerson Rd.                       Middletown, NY  10940
Spring Valley, NY  10977                   (845) 342-5777
(845) 426-7230
                                           153 Route 94
715 Route 304                              (In the ShopRite Supermarket)
Bardonia, NY  10954                        Warwick, NY  10990
(845) 623-6340                             (845) 986-9540

1 Lake Road West                           7 Edward J. Lempka Drive
Congers, NY  19020                         Florida, NY  10921
(845) 267-2180                             (845) 651-4091

71 Lafayette Avenue                        1992 Route 284
Suffern, NY  10901                         Slate Hill, NY  10973
(845) 369-8350                             (845) 355-6181

ITEM 3.     Legal Proceedings
-----------------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the Company's financial condition and results of operations.


ITEM 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the quarter ended September 30, 2002.



                                     PART II


ITEM 5.     Market for Company's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The common stock of the Company is quoted on the Nasdaq National Market under the symbol "PBCP." As of September 30, 2002, the Company had six registered market makers, 3,109 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,997,512 shares outstanding. As of such date, the Mutual Holding Company held 4,416,000 shares of the Company's common stock and stockholders other than the Mutual Holding Company held 3,581,512 shares.

         The following table sets forth market price and dividend information for the common stock for the past two fiscal years.



                                                                                       Cash Dividends
                       Quarter Ended               High                Low                Declared
                  -----------------------     ----------------      -------------     -----------------

                  December 31, 2000              $   16.63           $   15.19             $   0.04
                  March 31, 2001                     17.81               15.75                 0.05
                  June 30, 2001                      21.52               17.00                 0.06
                  September 30, 2001                 21.65               17.65                 0.07

                  December 31, 2001                  29.64               21.58                 0.08
                  March 31, 2002                     28.90               26.50                 0.10
                  June 30, 2002                      28.97               26.50                 0.11
                  September 30, 2002                 29.15               27.69                 0.12


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

             In accordance with regulations, the Mutual Holding Company waived receipt of certain dividends declared by the Company, after obtaining OTS approval to do so. In total, the Mutual Holding Company has waived receipt of $2.6 million in dividends through September 30, 2002, including $1.3 million in fiscal 2002 and $972,000 in fiscal 2001.

ITEM 6.     Selected Financial Data
-----------------------------------

         The following financial condition data and operating data are derived from the audited consolidated financial statements of the Company or, prior to January 7, 1999, the Bank. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included as Item 7 and
Item 8 of this report, respectively.



                                                                                 At September 30,
                                                            ----------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                            ---------  ---------  --------   --------   --------
                                                                                (In thousands)
Selected Financial Condition Data:

Total assets.............................................. $1,027,701  $ 881,260 $ 844,303  $ 814,518  $ 691,068
Loans, net.................................................   660,816    606,146   589,822    566,521    463,667
Securities available for sale..............................   206,146    163,928   162,157    148,387     97,983
Securities held to maturity................................    86,791     71,355    48,586     56,782     98,402
Deposits...................................................   799,626    653,100   608,976    586,640    573,174
Borrowings.................................................   102,968    110,427   127,571    117,753     49,931
Equity.....................................................   110,867    102,620    90,986     90,299     55,200





                                                                          Years Ended September 30,
                                                            ----------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                            ---------  ---------  --------   --------   --------
                                                                                (In thousands)
Selected Operating Data:

Interest and dividend income..............................  $  59,951  $  60,978  $ 58,899  $  52,267  $  47,948
Interest expense..........................................     17,201     26,244    26,034     21,589     20,880
                                                            ---------  ---------    ------   --------   --------
Net interest income.......................................     42,750     34,734    32,865     30,678     27,068
Provision for loan losses.................................        900      1,440     1,710      1,590      1,737
                                                            ---------  ---------    ------   --------   --------
Net interest income after provision for loan losses.......     41,850     33,294    31,155     29,088     25,331
Non-interest income.......................................      5,401      4,706     3,391      3,103      3,080
Non-interest expense  (1).................................     32,161     26,431    25,808     26,303     21,823
                                                            ---------  ---------  --------  ---------  ---------
Income before income tax expense .........................     15,090     11,569     8,738      5,888      6,588
Income tax expense........................................      5,563      4,087     2,866      1,958      2,346
                                                            ---------  ---------  --------   --------   --------
    Net income  (1) .....................................$      9,527   $  7,482  $  5,872  $   3,930  $   4,242
                                                          ===========   ========  =========  =========  =========


                                                        (Footnotes on next page)

                                                                   At or For the Years Ended September 30,
                                                            ----------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                            ---------  ---------  --------   --------   --------
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average
  total assets)...........................................     0.99%      0.87%     0. 70%      0.52%      0.64%
Return on equity (ratio of net income to average equity)..     8.92       7.71       6.58       5.03       7.94
Average interest rate spread (2)..........................     4.33       3.56       3.51       3.66       3.79
Net interest margin (3)...................................     4.71       4.20       4.12       4.24       4.28
Efficiency ratio (4)......................................    66.79      67.02      71.18      77.86      72.39
Non-interest expense to average total assets..............     3.36       3.06       3.08       3.47       3.29
Average interest-earning assets to average interest-bearing
  liabilities..............................................  120.03     120.20     118.54     119.28     114.88

Per Share and Related Data:
Basic earnings per share (5)..............................   $ 1.24    $  0.98    $  0.76    $  0.40         --
Diluted earnings per share ............................        1.22       0.97       0.76       0.40         --
Dividends per share .......................................    0.41       0.22       0.15       0.06         --
Dividend payout ratio (6).................................    33.06%     22.45%     19.74%     15.00%        --
Book value per share (7)..................................  $ 13.86    $ 12.79    $ 11.26    $ 10.91         --

Asset Quality Ratios:
Non-performing assets to total assets.....................     0.49%      0.27%      0.50%      0.62%      0.94%
Non-performing loans to total loans.......................     0.74       0.38       0.67       0.82       1.32
Allowance for loan losses to non-performing loans.........    209.6      400.7      189.9      133.8       80.3
Allowance for loan losses to total loans..................     1.55       1.48       1.28       1.08       1.05

Capital Ratios:
Equity to total assets at end of year.....................    10.79%     11.64%     10.77%     11.09%     7.99%
Average equity to average assets..........................    11.15      11.24      10.67      10.29      8.05
Tier 1 leverage ratio (Bank only).........................     8.45      10.20       9.59       9.56      7.37



-------------------------------

(1) Non interest expense for fiscal 1999 includes special charges totaling approximately $1.5 million in connection with a computer system conversion ($1.1 million) and establishment of the employee stock ownership plan ("ESOP") ($371,000). Excluding these special charges, net income after taxes would have been approximately $4.9 million for fiscal 1999.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5) Basic earnings per share for fiscal 1999 was computed for the nine-month period following the stock offering based on net income of approximately $3.2 million for that period and 8,041,018 average common shares.
(6) The dividend payout ratio represents dividends per share divided by basic earnings per share. For fiscal 1999, the payout ratio is based on dividends of $0.06 per share and nine-month earnings of $0.40 per share. Based on six- month earnings of $0.29 per share for the third and fourth quarters of fiscal 1999, the dividend payout ratio would have been 20.69%.
(7) Book value per share is based on total stockholders' equity and 7,997,512, 8,024,166, 8,077,800 and 8,280,000 outstanding common shares at September 30, 2002, 2001, 2000 and 1999, respectively. For this purpose, common shares include unallocated ESOP shares but exclude treasury shares.

ITEM 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General

         Provident Bank (the "Bank") is a federally chartered thrift institution operating as a community bank and conducting business primarily in Rockland County, New York. On January 7, 1999, the Bank completed its reorganization into a mutual holding company structure. Provident Bancorp, Inc. (the "Company"), which is the Bank's stock holding company, sold 3,864,000 shares or 46.67% of its common stock to the public and issued 4,416,000 shares or 53.33% to Provident Bancorp, MHC. As a result of the stock offering, the Company raised net proceeds of approximately $37.1 million, prior to the purchase of stock by the Employee Stock Ownership Plan (the "ESOP"). The ESOP, which did not purchase shares in the offering, purchased 8% of the shares issued to the public, or 309,120 shares, in the open market during January and February 1999. The financial condition and results of operations of the Company are discussed herein on a consolidated basis with the Bank. Reference to the Company may signify the Bank, depending on the context and time period.

         The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income on its earning assets, such as loans and securities, and the interest expense paid on its deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, and gains (losses) on sales of securities available for sale. The Company's non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising and promotion expense and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


Critical Accounting Policies

     Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgement involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower may be unable to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current).

Management Strategy

         Management intends to continue the Bank's growth as an independent community bank offering a broad range of customer-focused services as an alternative to money center banks in its market area, positioning the Bank for sustainable long-term growth. In recent years, management determined that operating as a community bank rather than as a traditional thrift institution would enhance the success of the Bank. As a result, management implemented a business strategy that included: (i) creating an infrastructure for commercial and consumer banking, including an experienced commercial loan department and delivery systems to accommodate the needs of business and individual customers; and (ii) placing a greater emphasis on commercial real estate and business lending, as well as checking and other transaction accounts. Highlights of management's business strategy are as follows:

         Community Banking and Customer Service. As an independent community bank, a principal objective of the Bank is to respond to the financial services needs of its consumer and commercial customers. Management has implemented new technologies to offer customers new financial products and services including PC banking, cash management services and sweep accounts. Management intends to continue to update the Bank's product offerings as market and regulatory conditions permit. The Bank has also begun to offer asset management and trust services and intends to offer personal financial planning services in the near future. In addition, in order to service municipalities in the Company's market area, the Bank formed Provident Municipal Bank, a limited-purpose commercial bank authorized to accept municipal deposits.

         Growing and Diversifying the Loan Portfolio. The Bank offers a broad range of products to commercial businesses and real estate owners and developers. Commercial and real estate loans improve the yield of the overall loan portfolio, compared to a portfolio limited to fixed-rate, one- to four-family residential loans, and shorten its average maturity. The Bank has established experienced commercial loan and loan administration departments to assure the continued growth and careful management of the quality of its assets.

         Expanding the Retail Banking Franchise. Management intends to continue to expand the retail banking franchise and to increase the number of households served in the Bank's market area. Management's strategy is to deliver exceptional customer service, which depends on up-to-date technology and convenient access, as well as courteous personal contact from a trained and motivated workforce. In addition, acknowledging the time pressures on the two-income families typical to its market area, seven of the Bank's branch offices are now open seven days a week. The Bank also has 23 full function automated teller machines ("ATMs"), including 12 new, advanced-function ATMs that deliver change to the penny, in addition to the more typical ATM functions. The Bank participates in ATM networks that permit its customers to access their accounts through ATMs worldwide. For Bank customers who meet certain credit criteria, their ATM card also functions as a debit card, permitting them to use the card to make purchases in a variety of locations and providing the Bank with another source of fee income. The Bank fosters a sales culture in its branch offices that emphasizes transaction accounts, the account most customers identify with "their" bank.

         On April 23, 2002, the Bank completed its acquisition of The National Bank of Florida ("NBF"), a commercial bank in Orange County, New York. The acquisition of NBF increased the Bank's total assets, total loans and total deposits by $90.7 million, $23.5 million and $88.2 million, respectively. The Bank acquired all of the outstanding common shares of NBF for cash of $28.1 million. The acquisition was accounted for as a purchase, resulting in good will and other intangible assets of $15.3 million. Amounts attributable to NBF, which was merged into the Bank, are included in the Company's consolidated financial statements from the date of acquisition.

Analysis of Net Interest Income

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

         The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended September 30, 2002, 2001 and 2000. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are monthly average balances which, in the opinion of management, are not materially different from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.



                                                             Years Ended September 30,
                                                      2002                                2001
                                      -----------------------------------  ---------------------------------
                                        Average                            Average
                                      Outstanding                        Outstanding
                                        Balance    Interest  Yield/Rate    Balance     Interest   Yield/Rate
                                      -----------  --------- ----------  -----------   --------   ----------
                                                               (Dollars in thousands)
Interest-earning assets:
Loans (1) ...........................  $630,710   $ 44,967     7.13%       $590,298     $ 46,434      7.87%
Securities available for sale .......   185,326      9,869     5.33         159,185        9,598      6.03
Securities held to maturity .........    73,548      4,627     6.29          66,253        4,318      6.52
Other ...............................    18,138        488     2.69          10,983          628      5.72
                                        -------   --------     ----        --------     --------      ----
Total interest-earning assets .......   907,722     59,951     6.60         826,719       60,978      7.38
Non-interest-earning assets .........    50,192   --------                   36,624     --------
                                        -------                             -------
     Total assets ...................  $957,914                            $863,343
                                       ========                            ========

Interest-bearing liabilities:
Savings deposits (2) ................  $227,143      2,289     1.01        $177,994     $  2,898      1.63
Money market deposits ...............   106,133      1,435     1.35          86,717        2,245      2.59
NOW deposits ........................    73,403        315     0.43          57,806          365      0.63
Certificates of deposit .............   236,133      7,662     3.24         251,299       13,915      5.54
Borrowings ..........................   113,446      5,500     4.85         113,975        6,821      5.98
                                       --------     ------                 --------     --------     -----
 Total interest-bearing liabilities .   756,258     17,201     2.27         687,791       26,244      3.82
Non-interest-bearing liabilities ....    94,869     ------                   78,547      --------
                                       --------                            --------
     Total liabilities ..............   851,127                             766,338
Stockholders' equity ................   106,787                              97,005
                                       --------                            --------
     Total liabilities and
            stockholders' equity ....  $957,914                            $863,343
                                       ========                            ========

Net interest income .................             $ 42,750                              $ 34,734
                                                  ========                              ========
Net interest rate spread (3)  .......                          4.33                                   3.56
Net interest-earning assets (4) .....  $151,464                           $138,928
                                       ========                           ========
Net interest margin (5) .............                          4.71                                   4.20
Ratio of interest-earning assets
      to interest-bearing liabilities    120.03%                             120.20%



                                           Years Ended September 30,
                                                    2000
                                      ---------------------------------
                                        Average
                                      Outstanding
                                        Balance    Interest  Yield/Rate
                                      -----------  --------- ----------
                                             (Dollars in thousands)
Interest-earning assets:
Loans (1) ...........................  $577,119   $ 45,043      7.80%
Securities available for sale .......   159,287      9,719      6.10
Securities held to maturity .........    52,515      3,549      6.76
Other ...............................     9,119        588      6.45
                                       --------   --------
  Total interest-earning assets .....   798,040     58,899      7.38
  Non-interest-earning assets .......    38,770   --------
                                        -------
     Total assets ...................  $836,810
                                       ========

Interest-bearing liabilities:
Savings deposits (2) ................  $177,077   $  3,435      1.94
Money market deposits ...............    77,475      2,029      2.62
NOW deposits ........................    52,052        470      0.90
Certificates of deposit .............   244,279     12,787      5.23
Borrowings ..........................   122,315      7,313      5.98
                                       --------    --------
 Total interest-bearing liabilities .   673,198     26,034      3.87
Non-interest-bearing liabilities ....    74,316    --------
                                       --------
     Total liabilities ..............   747,514
Stockholders' equity ................    89,296
                                       --------
     Total liabilities and
            stockholders' equity ....  $836,810
                                       ========

Net interest income .................             $ 32,865
                                                  ========
Net interest rate spread (3)  .......                           3.51
Net interest-earning assets (4) .....  $124,842
                                       ========
Net interest margin (5) .............                           4.12
Ratio of interest-earning assets
      to interest-bearing liabilities    118.54%


------------------------------------

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




                                                                 Years Ended September 30,
                                                     2002 vs. 2001                         2001 vs. 2000
                                         -----------------------------------  -------------------------------------
                                         Increase (Decrease)        Total            Increase             Total
                                               Due to              Increase           Due to             Increase
                                        ----------------------     --------    ----------------------
                                        Volume          Rate      (Decrease)    Volume      Rate         (Decrease)
                                        ------     -----------  ------------   --------  ------------    ----------
                                                                       (In thousands)

Interest-earning assets:
  Loans .............................   $  3,093     $ (4,560)      $ (1,467)    $ 1,060     $   331    $    1,391
  Securities available for sale .....      1,464       (1,193)           271          (6)       (115)         (121)
  Securities held to maturity .......        465         (156)           309         899        (130)          769
  Other..............................        290         (430)          (140)        112         (72)           40
                                        --------     ---------         -----     -------     --------   ----------
      Total interest-earning assets..      5,312       (6,339)        (1,027)      2,065          14         2,079
                                        --------     ---------      --------     -------     -------    ----------


Interest-bearing liabilities:
Savings deposits.....................        680       (1,289)          (609)         23        (560)         (537)
Money market deposits ...............        427       (1,237)          (810)        239         (23)          216
NOW deposits ........................         83         (133)           (50)         48        (153)         (105)
Certificates of deposit..............       (793)      (5,460)        (6,253)        369         759         1,128
Borrowings...........................        (32)      (1,289)        (1,321)       (492)          -          (492)
                                       ---------      -------    -----------     -------     -------

  Total interest-bearing liabilities         365       (9,408)         9,043        187           23           210
                                        --------     --------     ----------    --------     -------    ----------

Change in net interest income........   $  4,947     $  3,069       $  8,016     $ 1,878     $    (9)   $    1,869
                                        ========     ========     ==========     =======     ========   ==========

Comparison of Financial Condition at September 30, 2002 and September 30, 2001

         Total Assets. Total assets as of September 30, 2002 were $1.028 billion, an increase of $146.4 million, or 16.6%, over total assets of $881.3 million at September 30, 2001. Total assets increased by $90.7 million in April 2002 as a result of the acquisition of NBF. Average total assets for the year ended September 30, 2002 were $957.9 million, an increase of $94.6 million, or 11.0%, over average total assets of $863.3 million in fiscal 2001.

               Securities. The total securities portfolio increased by $57.7 million, or 24.5%, to $292.9 million at September 30, 2002 from $235.3 million at September 30, 2001. NBF securities retained in the portfolio totaled $18.3 million, most of which was classified as available for sale. NBF securities that did not meet the rating guidelines established within the Company's investment policy were sold shortly after the acquisition was completed. Securities available for sale increased by $42.2 million, or 25.8%, primarily reflecting an increase in U.S. Government and Agency securities. Available for sale mortgage-backed securities declined slightly to $58.6 million at September 30, 2002 from $59.5 million at the previous year-end. Securities held to maturity increased by $15.4 million, or 21.6%, to $86.8 million at September 30, 2002 from $71.4 million at September 30, 2001. Mortgage-backed securities held to maturity increased by $10.9 million, while state and municipal securities held to maturity increased by $4.5 million during the current fiscal year.

         Net Loans. Net loans as of September 30, 2002 were $660.8 million, an increase of $54.7 million, or 9.0%, over net loan balances of $606.1 million at September 30, 2001. NBF net loans of $23.1 million were recorded at the acquisition date. Including the addition of NBF commercial loans, the Bank experienced fiscal 2002 growth of $41.5 million, or 23.0%, in the commercial loan portfolio, which consists of commercial real estate, commercial business and construction loans. Within the commercial portfolio, commercial business loans contributed $9.9 million, or 23.9%, of the increase. These loans are made primarily for the purpose of financing equipment acquisition or other general small business purposes, and the increase is of significance in that the Company actively pursues such loans in an effort to expand its customer account relationships. Commercial real estate loans accounted for the largest portion of the commercial loan portfolio growth, increasing by $34.0 million, or 26.3%. This increase is a result of the Company's focus on generating high-quality real estate transactions, which contribute good yields with relatively low risk. Residential mortgage loans grew during fiscal 2002 as well, posting an increase (net of heavy refinancing activity) of $7.9 million, or 2.2%, over balances at September 30, 2001. Consumer loans grew to $83.4 million, up from $76.9 million at September 30, 2001, an increase of $6.5 million, or 8.5 %. As the Company's market area realized substantial increases in real estate values, its customers took advantage of additional real estate equity, generating an $8.6 million increase in home equity lines of credit. Average total loans were $630.7 million in fiscal 2002, an increase of $40.4 million, or 6.9%, over average total loans of $590.3 million in fiscal 2001. At September 30, 2002, non-performing loans were 0.74% of total loans, compared to 0.38% at September 30, 2001.

         Deposits. Deposits as of September 30, 2002 were $799.6 million, up $146.5 million, or 22.4%, from September 30, 2001. NBF deposits of $88.2 million were recorded at the acquisition date. The Company's deposit mix has shifted along with its deposit growth. Transaction accounts (demand and NOW deposits) represented 24% of deposits at September 30, 2002, compared to 21% at September 30, 2001. Similarly, savings and money market account balances, which totaled $363.0 million at September 30, 2002, represented 45% of deposits at that date, compared to 41% at the prior year end. Certificates of deposit declined to 31% of deposits at September 30, 2002 from 38% a year ago. This shift in mix to lower cost transaction and savings accounts had a positive impact on earnings in fiscal 2002.

               Borrowings. Total borrowings decreased by $7.5 million, or 6.8%, to $103.0 million at September 30, 2002 from $110.4 million at September 30, 2001. The significant deposit growth was sufficient to fund increases in the securities and loan portfolios, and the Company was therefore able to pay down its borrowings.

         Stockholders' Equity. Stockholders' equity increased by $8.3 million to $110.9 million at September 30, 2002, compared to $102.6 million at September 30, 2001. In addition to net income of $9.5 million for the current fiscal year, equity increased by $1.2 million for the change in after-tax net unrealized gains on securities available for sale. The allocation of ESOP shares and the vesting of shares issued under the Company's recognition and retention plan, increased equity by a total of $1.5 million. Partially offsetting these increases were cash dividends and purchases of treasury stock, which reduced stockholders' equity by $1.9 million and $2.0 million, respectively.

         During fiscal 2002, the Company repurchased 69,317 shares of its common stock. The Company has repurchased a total of 330,551 shares under its two previously announced repurchase programs, which authorized total repurchases of up to 376,740 shares. Net of stock option-related reissuances, a total of 282,488 treasury shares were held by the Company at September 30, 2002.

Comparison of Operating Results for the Years Ended September 30, 2002 and September 30, 2001

         Net income for the year ended September 30, 2002 was $9.5 million, an increase of $2.0 million, or 27.3%, compared to net income of $7.5 million in fiscal 2001. Basic and diluted earnings per share increased to $1.24 and $1.22, respectively, for the 2002 fiscal year compared to $0.98 and $0.97, respectively, for fiscal 2001. The increase in net income reflects an $8.0 million or 23.1% increase in net interest income, a $695,000 or 14.8% increase in non-interest income and a $540,000 decrease in the provision for loan losses, offset in part by increases of $5.7 million or 21.7% in non-interest expense and $1.5 million or 36.1% in income tax expense.

         Interest Income. Interest income for the fiscal year ended September 30, 2002 declined slightly to $60.0 million, a decrease of $1.0 million, or 1.7% compared to the prior year. The small decrease was primarily due to lower average yields on loans and securities, offset in large part by higher average balances in both asset classes, due, in part, to the NBF acquisition. Average interest-earning assets for the year ended September 30, 2002 were $907.7 million, an increase of $81.0 million, or 9.8%, over average interest-earning assets for the year ended September 30, 2001 of $826.7 million. Average loan balances grew by $40.4 million and average balances of securities and other earning assets increased by $40.6 million. Average yields on interest earning assets fell by 78 basis points to 6.60% for the year ended September 30, 2002, from 7.38% for the year ended September 30, 2001. Lower market interest rates were the primary reason for the decline in asset yields. Lower yields were also due, in part, to the change in interest-earning asset mix, as the Company maintained high balances in cash and short-term securities in the weeks before and after the acquisition of NBF.

         Total interest income on loans for the year ended September 30, 2002 declined to $45.0 million, down 3.2% from $46.4 million for the prior fiscal year. Interest income on the commercial loan portfolio for the year ended September 30, 2002 decreased to $14.2 million, down 4.1% from commercial loan interest income of $14.8 million for the prior fiscal year. The average commercial loan portfolio (commercial real estate, commercial business and construction loans) grew $17.1 million to $189.5 million, but the impact of that increase was more than offset by a 110 basis point decline in average yield. The lower average yield was due, in part, to the effect on commercial business loans of the significantly lower average prime rate of 4.86% in fiscal 2002 compared to 6.57% in fiscal 2001. The consumer loan category saw interest income decline by $1.0 million, or 17.4% for the year. The Company's fixed-rate consumer loans have short average maturities, and its adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $26.0 million for the year ended September 30, 2002, up 0.6% from the prior year, as yields declined by 34 basis points to 7.15% from 7.49%, reflecting the impact of lower market rates and refinancing activity, while average balances increased.

         Interest income on securities and other earning assets increased to $15.0 million for the year ended September 30, 2002, compared to $14.5 million for the prior year. Average balances of securities and other earning assets grew by $40.6 million, or 17.2% to $277.0 million, which more than offset a 74 basis point decline in yields.

         Interest Expense. Interest expense for the fiscal year ended September 30, 2002 fell by $9.0 million to $17.2 million, a decrease of 34.5% compared to interest expense of $26.2 million for fiscal 2001. The sharp decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to lower average balances in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits in fiscal 2002. Average rates paid on interest-bearing liabilities (deposits and borrowings) for the year ended September 30, 2002 declined by 155 basis points to 2.27% from 3.82% last year. The average interest rate paid on certificates of deposit fell by 230 basis points to 3.24% for the year ended September 30, 2002, from 5.54% for the prior year. For the year ended September 30, 2002, average balances of lower-cost savings and money market accounts increased by $49.1 million and $19.4 million, respectively, while average balances of certificates of deposit declined by $15.2 million compared to the year ended September 30, 2001. The average interest rates paid on savings and money market accounts fell by 62 and 124 basis points to 1.01% and 1.35%, respectively, for the year ended September 30, 2002, from 1.63% and 2.59% for the prior year. Interest expense on borrowings declined by $1.3 million, primarily due to the 113 basis point decrease in the average rate to 4.85% in fiscal 2002 from 5.98% in fiscal 2001.

         Net Interest Income. Net interest income for the year ended September 30, 2002 increased to $42.7 million, compared to $34.7 million for the year ended September 30, 2001, an increase of $8.0 million or 23.1%. Net interest income increased due to a $12.6 million increase in average net earning assets to $151.5 million, from $138.9 million, as well as to a 77 basis point increase in net interest rate spread, to 4.33%, from 3.56% in the prior year. Net interest margin increased to 4.71% for the year ended September 30, 2002, up from 4.20% in the prior year.

         The significant increase in net interest income in fiscal 2002 is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and 2002. This decrease in market interest rates has reduced the Company's cost of interest-bearing liabilities faster and to a greater extent than the rates on its interest-earning assets such as loans and securities. However, even in the current rate environment, this trend is not likely to continue, as average yields on assets such as residential mortgage and consumer loans have more recently declined at an accelerated pace. The presently high net interest margins could come under near-term pressure in both rising rate and falling rate scenarios. Should market interest rates increase with an economic recovery, the cost of the Company's interest-bearing liabilities would likely increase faster than the rates on its interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Should market interest rates continue to fall, management anticipates that the rates on interest-earning assets would likely decline to a greater extent than the cost of interest-bearing liabilities, as the latter rates may have reached market minimums.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level representing probable loan losses inherent in the existing portfolio. In determining the allowance for loan losses, management considers past loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the allowance at the required level. Due to the Company's stable asset quality, continued favorable loss experience and comparatively low level of non-performing loans, management determined that it was appropriate to reduce the loan loss provision to $900,000 for fiscal 2002 compared to a provision of $1.4 million in fiscal 2001.

         Non-Interest Income. Non-interest income for the fiscal year ended September 30, 2002 was $5.4 million compared to $4.7 million for the fiscal year ended September 30, 2001, an increase of $695,000, or 14.8%. This increase was primarily attributable to an increase of $646,000, or 18.2%, in banking fees and service charges, reflecting increases in transaction account volumes and the use of debit cards for which fee income increased by $231,000, or 196.0%. Also, the Company's trust services grew during 2002, generating fee income of $139,000 for the current year compared to $66,000 for the prior year, an increase of $73,000, or 110.6%. Sales of securities available for sale and residential mortgage loans resulted in a combined gain of $607,000 in fiscal 2002 compared to $531,000 in fiscal 2001, an increase of $76,000.

         Non-Interest Expense. Non-interest expense for the fiscal year ended September 30, 2002 was $32.2 million, a $5.8 million, or 21.7%, increase over expenses of $26.4 million for the fiscal year ended September 30, 2001. The increase was primarily attributable to an increase in compensation and employee benefits of $3.1 million, or 22.1%, relating to annual merit raises, the addition of former NBF employees who continue to staff the two former NBF branches, and increased staffing for a new branch opened by the Company prior to the NBF acquisition. Additional occupancy and data processing costs were also attributable largely to the addition of these three new branches, growing by $547,000 and $329,000, respectively, over fiscal 2001. Other non-interest expenses were $1.3 million higher than the prior year, reflecting growth in the Company's business as well as a charge of $240,000 in the current year to resolve a reconciliation issue relating to refinanced residential mortgage loans. Expenses associated with the integration of NBF totaled $531,000 for the current year. Amortization of the core deposit intangible recorded in the NBF acquisition totaled $286,000 for the current year, a decrease of $73,000 compared to similar expenses in the prior year, which represented the final amortization of intangible assets associated with two 1996 branch acquisitions. Excluding the merger integration expenses and the amortization of intangibles, non-interest expenses for the year ended September 30, 2002 would have been $31.3 million, a 20.2% increase over fiscal 2001.

             Income Taxes. Income tax expense was $5.6 million for the fiscal year ended September 30, 2002 compared to $4.1 million for fiscal 2001, representing effective tax rates of 36.9% and 35.3%, respectively. The higher effective tax rate in fiscal 2002 primarily reflects a higher level of non-deductible ESOP expenses and the effect of graduated federal tax rates.



Comparison of Operating Results for the Years Ended September 30, 2001 and September 30, 2000

         Net income for the year ended September 30, 2001 was $7.5 million, an increase of $1.6 million, or 27.4%, compared to net income of $5.9 million for the year ended September 30, 2000. Basic and diluted earnings per share increased to $0.98 and $0.97, respectively, for the 2001 fiscal year compared to $0.76 for fiscal 2000. The growth and changes in mix of assets and liabilities provided a 5.7% increase in net interest income, to $34.7 million from $32.9 million. Non-interest income grew by 38.8%, to $4.7 million from $3.4 million, while non-interest expense increased by $623,000, or 2.4%.

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

            Interest expense on certificates of deposit increased by $1.1 million to $13.9 million from $12.8 million, due to a 31 basis point increase in the average rate paid to 5.54% from 5.23%, as well as a $7.0 million increase in the average balance to $251.3 million from $244.3 million. The increase in average rate paid occurred despite the large decline in market interest rates, as certificates of deposit added to the portfolio from June through December of 2000 were booked at relatively high rates.

         Interest expense on borrowings from the FHLB decreased by $492,000 due to a decrease of $8.3 million in the average balance to $114.0 million from $122.3 million.

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

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level representing probable loan losses inherent in the existing portfolio. Due to the steadily improving asset quality and the growing coverage ratio of the allowance for loan losses to non-performing loans, management determined that it was appropriate to reduce the loan loss provision to $1.4 million for fiscal 2001 compared to a provision of $1.7 million in fiscal 2000.

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

         Non-Interest Expense. Non-interest expenses for the fiscal year ended September 30, 2001 totaled $26.4 million, or $623,000 more than expenses of $25.8 million for the fiscal year ended September 30, 2000. Compensation expense increased by $620,000, and occupancy and office operations increased by $456,000, both related partially to the opening of the new branch in Bardonia and preparation for opening a new supermarket branch in New City, which began operations in October 2001. Compensation expense also grew due to normal annual merit increases and staff additions. Also, advertising and promotion expenses increased by $411,000, or $37.5%, related to the opening of the new branches and the introduction of the Bank's new product lines. In addition, other expenses in the current fiscal year were higher by $335,000, or 7.8%, primarily because expenses in fiscal 2000 were reduced by the reversal of $318,000 in accruals made in fiscal 1999 for operational losses that did not materialize as originally expected. These increases were partially offset by fiscal 2001's decrease of $1.3 million in the amortization of intangible assets arising from branch purchases, as the amounts associated with 1996 branch purchases became fully amortized in fiscal 2001.

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

         The Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and securities, and proceeds from the sale of securities and, to a lesser extent, fixed-rate mortgage loans. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

         The Company's cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in Item 8. The primary investing activities are the origination of both residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2002, 2001 and 2000, the Company's loan originations totaled $214.4 million, $139.3 million and $135.5 million, respectively. Purchases of securities available for sale totaled $72.6 million, $51.4 million and $35.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. Purchases of securities held to maturity totaled $35.3 million, $30.4 million and $4.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. These activities were funded primarily by deposit growth (a financing activity), and by principal repayments on loans and securities. Loan origination commitments totaled $62.3 million at September 30, 2002, comprised of $26.0 million at adjustable or variable rates and $36.3 million at fixed rates. Unused lines of credit granted to customers were $63.1 million at September 30, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments and lines of credit.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increase in total deposits was $58.5 million, $44.1 million and $22.3 million for the years ended September 30, 2002, 2001 and 2000, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2002 totaled $186.2 million. Based upon prior experience and current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

         The Company monitors its liquidity position on a daily basis, and any excess short-term liquidity is usually invested in overnight federal funds sold. The Company generally remains fully invested and meets additional funding requirements through FHLB borrowings (a financing activity), which amounted to $103.0 million at September 30, 2002, including $30.3 million with a scheduled maturity of less than one year.

         At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $84.3 million, or 8.45% of adjusted assets (which is above the required level of $39.9 million, or 4.0%) and a total risk-based capital level of $91.7 million, or 15.48% of risk-weighted assets (which is above the required level of $47.4 million, or 8.0%). These capital requirements, which are applicable to the Bank only, do not consider additional capital retained by the Company. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 for additional information concerning the Bank's capital requirements.


Recent Accounting Standards

         Several recently-issued financial accounting standards will become effective for the Company in fiscal 2003, as described in Note 19 of the Notes to Consolidated Financial Statements in Item 8. Management does not expect that the adoption of any of these standards will have a significant effect on the Company's consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

Management of Interest Rate Risk

         The Company's most significant form of market risk is interest rate risk. The general objective of the Company's interest rate risk management is to determine the appropriate level of risk given the Company's business strategy, and then manage that risk in a manner that is consistent with the Company's policy to reduce the exposure of the Company's net interest income to changes in market interest rates. The Bank's asset/liability management committee ("ALCO"), which consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, the Company's operating environment, and capital and liquidity requirements, and modifies lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO's activities and strategies, the effect of those strategies on the Company's net interest margin, and the effect that changes in market interest rates would have on the value of the Company's loan and securities portfolios.

         The Company actively evaluates interest rate risk concerns in connection with its lending, investing, and deposit activities. The Company emphasizes the origination of residential monthly and bi-weekly fixed-rate mortgage loans, residential and commercial adjustable-rate mortgage loans, and consumer loans. Depending on market interest rates and the Company's capital and liquidity position, the Company may retain all of its newly originated fixed-rate, fixed-term residential mortgage loans or may sell all or a portion of such longer-term loans on a servicing-retained basis. The Company also invests in short-term securities, which generally have lower yields compared to longer-term investments. Shortening the maturities of the Company's interest-earning assets by increasing investments in shorter-term loans and securities helps to better match the maturities and interest rates of the Company's assets and liabilities, thereby reducing the exposure of the Company's net interest income to changes in market interest rates. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer term, fixed-rate loans and investments. The Company has purchased interest rate caps with a notional amount of $50.0 million to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of its certificate of deposit accounts and borrowings. These interest rate caps have not had a significant financial impact on the Company because interest rate levels have remained below the cap levels at substantially all times since inception of the agreements, which expire in fiscal 2003.

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

         The table below sets forth, as of September 30, 2002, the estimated changes in the Company's NPV and its net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.



                                 NPV                                                   Net Interest Income
       -------------------------------------------------------     -----------------------------------------------

                                       Estimated Increase                               Increase (Decrease) in
        Change in                       (Decrease) in NPV            Estimated      Estimated Net Interest Income
       Interest Rates   Estimated      ------------------            Net Interest   ------------------------------
       (basis points)    NPV           Amount          Percent         Income           Amount          Percent
       --------------  ----------     -------         --------     --------------     ---------      -------------
                                                 (Dollars in thousands)

         +300       $  114,232     $ (37,040)        (24.5)%         $  41,963      $   (4,174)           (9.0)%
         +200          130,120       (21,152)        (14.0)             43,102          (3,035)           (6.6)
         +100          143,944        (7,328)         (4.8)             45,195            (942)           (2.0)
            0          151,272            --            --              46,137              --              --
         -100          152,323         1,051           0.7              46,442             305             0.7
         -200          155,840         4,568           3.0              44,927          (1,210)           (2.6)


         The table set forth above indicates that at September 30, 2002, in the event of an abrupt 100 basis point decrease in interest rates, the Company would be expected to experience a 0.7 % increase in both NPV and net interest income. In the event of an abrupt 200 basis point increase in interest rates, the Company would be expected to experience a 14% decrease in NPV, and a 6.6% decline in net interest income.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Company's sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

         The following are included in this item:

          (A)  Independent Auditors' Report

          (B) Consolidated Statements of Financial Condition as of September 30, 2002 and 2001

          (C) Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000

          (D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000

          (E) Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

          (F)  Notes to Consolidated Financial Statements

         The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Provident Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of Provident Bancorp, Inc. and subsidiary (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.





/s/ KPMG LLP
----------------
KPMG LLP


Stamford, Connecticut
October 25, 2002


                                        PROVIDENT BANCORP, INC. AND SUBSIDIARY
                                    Consolidated Statements of Financial Condition
                                              September 30, 2002 and 2001
                                     (Dollars in thousands, except per share data)



                                      Assets                                               2002              2001
                                                                                      ---------------  -----------------
Cash and due from banks                                                            $       35,093    $        16,447
Securities (including $29,624 and $41,690 pledged as collateral for borrowings in 2002 and 2001, respectively):
    Available for sale, at fair value (note 4)                                            206,146            163,928
    Held to maturity, at amortized cost (fair value of  $90,706 in
      2002 and $73,660 in 2001) (note 5)                                                   86,791             71,355
                                                                                      ---------------  -----------------
              Total securities                                                            292,937            235,283
                                                                                      ---------------  -----------------
Loans (note 6):
    One- to four-family residential mortgage loans                                        366,111            358,198
    Commercial real estate, commercial business and construction loans                    221,669            180,179
    Consumer loans                                                                         83,419             76,892
    Allowance for loan losses                                                             (10,383)            (9,123)
                                                                                      ---------------  -----------------
              Total loans, net                                                            660,816            606,146
                                                                                      ---------------  -----------------
Accrued interest receivable (note 7)                                                        5,491              5,597
Federal Home Loan Bank ("FHLB") stock, at cost                                              5,348              5,521
Premises and equipment, net (note 8)                                                       11,071              8,917
Goodwill (note 2)                                                                          13,540                --
Core deposit intangible, net (note 2)                                                       1,501                --
Other assets (notes 6, 11 and 12)                                                           1,904              3,349
                                                                                      ---------------  -----------------
              Total assets                                                         $    1,027,701    $       881,260
                                                                                      ===============  =================
                       Liabilities and Stockholders' Equity
Liabilities:
    Deposits (note 9)                                                              $      799,626    $       653,100
    FHLB borrowings (note 10)                                                             102,968            110,427
    Mortgage escrow funds (note 6)                                                          3,747              6,197
    Other (note 11)                                                                        10,493              8,916
                                                                                      ---------------  -----------------
              Total liabilities                                                           916,834            778,640
                                                                                      ---------------  -----------------
Commitments and contingencies (notes 16 and 17)

 Stockholders' equity (notes 1 and 15):
    Preferred stock (par value $0.10 per share; 10,000,000 shares authorized;
      None issued or outstanding)                                                             --                 --
    Common stock (par value $0.10 per share; 20,000,000 shares authorized;
      8,280,000 shares issued; 7,997,512 shares and 8,024,166 shares
      Outstanding in 2002 and 2001, respectively)                                             828                828
    Additional paid-in capital                                                             36,696             36,535
    Unallocated common stock held by employee stock ownership
      Plan ("ESOP") (note 12)                                                              (1,974)            (2,350)
    Common stock awards under recognition and retention plan
      ("RRP") (note 12)                                                                    (1,108)            (1,729)
    Treasury stock, at cost (282,488 shares in 2002 and 255,834 shares
      in 2001) (note 15)                                                                   (5,874)            (4,298)
    Retained earnings                                                                      76,727             69,252
    Accumulated other comprehensive income, net of taxes (note 13)                          5,572              4,382
                                                                                      ---------------  -----------------
              Total stockholders' equity                                                  110,867            102,620
                                                                                      ---------------  -----------------
              Total liabilities and stockholders' equity                           $    1,027,701    $       881,260
                                                                                      ===============  =================
See accompanying notes to consolidated financial statements.

                                        PROVIDENT BANCORP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Income
                                    Years Ended September 30, 2002, 2001 and 2000
                                     (Dollars in thousands, except per share data)





                                                                       2002              2001               2000
                                                                  ----------------  ----------------   ----------------
Interest and dividend income:
    Loans                                                      $        44,967    $       46,434    $        45,043
    Securities                                                          14,496            13,916             13,268
    Other earning assets                                                   488               628                588
                                                                  ----------------  ----------------   ----------------
         Total interest and dividend income                             59,951            60,978             58,899
                                                                  ----------------  ----------------   ----------------
Interest expense:
    Deposits (note 9)                                                   11,701            19,423             18,721
    Borrowings                                                           5,500             6,821              7,313
                                                                  ----------------  ----------------   ----------------
         Total interest expense                                         17,201            26,244             26,034
                                                                  ----------------  ----------------   ----------------
               Net interest income                                      42,750            34,734             32,865
Provision for loan losses (note 6)                                         900             1,440              1,710
                                                                  ----------------  ----------------   ----------------
               Net interest income after provision for loan
               losses                                                   41,850            33,294             31,155
                                                                  ----------------  ----------------   ----------------
Non-interest income:
    Banking fees and service charges                                     4,201             3,555              3,025
    Net gain on sales of securities available for sale (note 4)            461               531                  9
    Other (note 6)                                                         739               620                357
                                                                  ----------------  ----------------   ----------------
         Total non-interest income                                       5,401             4,706              3,391
                                                                  ----------------  ----------------   ----------------
Non-interest expense:
    Compensation and employee benefits (note 12)                        17,246            14,129             13,509
    Occupancy and office operations (note 17)                            4,808             4,261              3,805
    Advertising and promotion                                            1,470             1,507              1,096
    Data processing                                                      1,890             1,561              1,494
    Merger integration costs (note 2)                                      531               --                 --
    Amortization of intangible assets (notes 2 and 3)                      286               359              1,625
    Other                                                                5,930             4,614              4,279
                                                                  ----------------  ----------------   ----------------
         Total non-interest expense                                     32,161            26,431             25,808
                                                                  ----------------  ----------------   ----------------
               Income before income tax expense                         15,090            11,569              8,738
Income tax expense (note 11)                                             5,563             4,087              2,866
                                                                  ----------------  ----------------   ----------------
               Net income                                      $         9,527    $        7,482    $         5,872
                                                                  ================  ================   ================
Earnings per common share (note 14):
    Basic                                                      $          1.24    $         0.98    $          0.76
    Diluted                                                               1.22              0.97               0.76
                                                                  ================  ================   ================
See accompanying notes to consolidated financial statements.



                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Changes in Stockholders' Equity Years
                    Ended September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)


                                                            Additional    Unallocated      Common
                                                  Common     Paid-in         ESOP       Stock Awards      Treasury   Retained
                                                  Stock      Capital        Shares        Under RRP         Stock    Earnings
                                                 ---------  ----------  -------------  --------------    ----------  ---------
Balance at September 30, 1999                     $ 828    $  36,262      $(3,102)      $      --          $ --      $57,754

Net income                                           --           --           --              --            --        5,872
Other comprehensive income (note 13)                 --           --           --              --            --           --

                         Total comprehensive
                         income

Cash dividends paid ($0.15 per common share)         --           --           --              --            --           --
Purchases of treasury stock (202,200 shares)         --           --           --              --        (3,203)          --
ESOP shares allocated or committed to be
       released for allocation                       --           94          376              --            --           --
Awards of RRP shares                                 --           --           --          (2,995)           --           --
Vesting of RRP shares                                --           --           --             689            --           --
                                                           ---------      -------       ---------     ---------      -------
Balance at September 30, 2000                       828       36,356       (2,726)         (2,306)       (3,203)      62,577

Net income                                           --           --           --              --            --        7,482
Other comprehensive income (note 13)                 --           --           --              --            --           --

                         Total comprehensive
                         income
Cash dividends paid ($0.22 per common share)         --           --           --              --            --         (807)
Purchases of treasury stock (59,034 shares)          --           --           --              --        (1,155)          --
ESOP shares allocated or committed to be
       released for allocation                       --          179          376              --            --           --
Vesting of RRP shares                                --           --           --             577            --           --
Stock option transactions                            --           --           --              --            60           --
                                                           ---------      -------       ---------     ---------      -------
Balance at September 30, 2001                       828       36,535       (2,350)         (1,729)       (4,298)      69,252

Net income                                           --           --           --              --            --        9,527
Other comprehensive income (note 13)                 --           --           --              --            --           --

                         Total comprehensive
                         income

Cash dividends paid ($0.41 per common share)         --           --           --              --            --           --
Purchases of treasury stock (69,317 shares)          --           --           --              --        (1,971)          --
ESOP shares allocated or committed to be
       released for allocation                       --          459          376              --            --           --
Vesting of RRP shares                                --           --           --             621            --           --
Stock option and other equity transactions           --         (298)          --              --           395         (117)
                                                           ---------      -------       ---------     ---------      -------

Balance at September 30, 2002                   $   828    $  36,696      $(1,974)      $  (1,108)    $  (5,874)     $76,727
                                                =======    =========      =======       =========     =========      =======


                                                 Accumulated
                                                    Other             Total
                                                Comprehensive      Stockholders'
                                                Income (Loss)         Equity
                                                -------------    -------------
Balance at September 30, 1999                    $  (1,443)        $  90,299

Net income                                              --             5,872
Other comprehensive income (note 13)                   903               903
                                                                   ---------
                         Total comprehensive
                         income                                    $   6,775

Cash dividends paid ($0.15 per common share)        (1,049)           (1,049)
Purchases of treasury stock (202,200 shares)            --            (3,203)
ESOP shares allocated or committed to be
       released for allocation                          --               470
Awards of RRP shares                                    --            (2,995)
Vesting of RRP shares                                   --               689
                                                 ---------         ---------
Balance at September 30, 2000                         (540)           90,986

Net income                                              --             7,482
Other comprehensive income (note 13)                 4,922             4,922
                                                                      -------
                         Total comprehensive
                         income                                    $  12,404

Cash dividends paid ($0.22 per common share)            --              (807)
Purchases of treasury stock (59,034 shares)             --            (1,155)
ESOP shares allocated or committed to be
       released for allocation                          --               555
Vesting of RRP shares                                   --               577
Stock option transactions                               --                60
                                                 ---------         ---------
Balance at September 30, 2001                        4,382           102,620

Net income                                              --             9,527
Other comprehensive income (note 13)                 1,190             1,190
                                                                   ---------
                         Total comprehensive
                         income                                    $  10,717

Cash dividends paid ($0.41 per common share)        (1,935)           (1,935)
Purchases of treasury stock (69,317 shares)             --            (1,971)
ESOP shares allocated or committed to be
       released for allocation                          --               835
Vesting of RRP shares                                   --               621
Stock option and other equity transactions              --               (20)
                                                 ---------         ---------

Balance at September 30, 2002                    $   5,572         $ 110,867
                                                 =========         =========



See accompanying notes to consolidated financial statements


                                      PROVIDENT BANCORP, INC. AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                  Years Ended September 30, 2002, 2001 and 2000
                                              (Dollars in thousands)


                                                                        2002               2001               2000
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:
    Net income                                                  $         9,527    $         7,482    $         5,872
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                          900              1,440              1,710
         Depreciation and amortization of premises
            and equipment                                                 1,876              1,741              1,625
         Amortization of intangible assets                                  286                359              1,625
         Net amortization of premiums and discounts
            on securities                                                   383                109                 85
         ESOP and RRP expense                                             1,456              1,132              1,159
         Originations of loans held for sale                            (11,912)               --                (361)
         Proceeds from sales of loans held for sale                      12,058                --                 808
         Net gain on sales of securities available for sale                (461)              (531)                (9)
         Deferred income tax (benefit) expense                           (1,172)             1,897               (642)
         Net changes in accrued interest receivable
            and payable                                                    (428)              (786)               992
         Other adjustments (principally net changes in other
            assets and other liabilities)                                 2,156                133               (640)
                                                                   ----------------   ----------------   ----------------
                Net cash provided by operating activities                14,669             12,976             12,224
                                                                   ----------------   ----------------   ----------------
Cash flows from investing activities:
    Purchases of securities:
       Available for sale                                               (73,491)           (51,368)           (35,746)
       Held to maturity                                                 (34,411)           (30,366)            (4,710)
    Proceeds from maturities, calls and other principal
        payments on securities:
         Available for sale                                              29,907             29,743             17,439
         Held to maturity                                                22,083             19,396             12,869
    Proceeds from sales of securities available for sale                 56,049             17,291              6,010
    Loan originations                                                  (202,483)          (139,297)          (135,467)
    Loan principal payments                                             169,652            121,129            109,580
    Purchase of The National Bank of Florida, net of cash
       and cash equivalents acquired                                     (6,000)               --                 --
    Redemption (purchase) of FHLB stock                                     173              1,502               (847)
    Purchases of premises and equipment                                  (2,382)            (1,706)            (2,345)
    Other investing activities                                              --                 259                350
                                                                   ----------------   ----------------   ----------------
               Net cash used in investing activities                    (40,903)           (33,417)           (32,867)
                                                                   ----------------   ----------------   ----------------
Cash flows from financing activities:
    Net increase in deposits                                             58,417             44,124             22,336
    Net (decrease) increase in borrowings                                (7,459)           (17,144)             9,818
    Net (decrease) increase in mortgage escrow funds                     (2,450)               226             (4,518)
    Treasury shares purchased                                            (1,971)            (1,155)            (3,203)
    Stock option transactions                                               278                 60                --
    Shares purchased for RRP awards                                         --              (1,201)            (1,794)
    Cash dividends paid                                                  (1,935)              (807)            (1,049)
                                                                   ----------------   ----------------   ----------------
               Net cash provided by financing activities                 44,880             24,103             21,590
                                                                   ----------------   ----------------   ----------------

                                          PROVIDENT BANCORP, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows, Continued
                                      Years Ended September 30, 2002, 2001 and 2000
                                                  (Dollars in thousands)

                                                                              2002        2001        2000
                                                                            --------    --------    --------
Net increase in cash and cash equivalents                                   $ 18,646    $  3,662    $    947
Cash and cash equivalents at beginning of year                                16,447      12,785      11,838
                                                                            --------    --------    --------
Cash and cash equivalents at end of year                                    $ 35,093    $ 16,447    $ 12,785
                                                                            ========    ========    ========
Supplemental information:
    Interest payments                                                       $ 17,735    $ 26,928    $ 25,382
    Income tax payments                                                        7,752       3,110       4,185
    Securities transferred from available for sale to held to
       maturity                                                                  --       11,865          --
    Loans transferred to real estate owned                                       132         218         154
                                                                            ========    ========    ========
    Acquisition of The National Bank of Florida, accounted for using the purchase method:
         Fair value of assets acquired                                      $121,186    $     --    $     --
         Fair value of liabilities assumed                                    93,086          --          --
                                                                            --------    --------    --------

         Cash paid for common stock                                         $ 28,100    $     --    $     --
                                                                            ========    ========    ========


See accompanying notes to consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        September 30, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)


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

       Provident Bancorp, Inc. issued a total of 8,280,000 common shares on January 7, 1999, consisting of 3,864,000 shares (or 46.67%) sold to the public (the "Offering") and 4,416,000 shares (or 53.33%) issued to the Mutual Holding Company. The net proceeds from the sale of shares to the public amounted to $37,113. Provident Bancorp, Inc. utilized net proceeds of $24,000 to make a capital contribution to the Bank. The Company's employee stock ownership plan ("ESOP") purchased 309,120 shares (or 8% of the number of shares sold in the Offering) in open market transactions, during January and February 1999, at a total cost of $3,760.

       At September 30, 2002, the Mutual Holding Company owned 4,416,000 (or 55.22%) of the outstanding common shares of Provident Bancorp, Inc. and the remaining 3,581,512 shares (or 44.78%) were owned by other shareholders.



(2)      Acquisition of The National Bank of Florida

       On April 23, 2002, the Company consummated its acquisition of The National Bank of Florida ("NBF"), which was merged with and into the Bank, in an all-cash transaction. The Company acquired 100% of the outstanding common stock of NBF for $28,100, pursuant to an Agreement and Plan of Merger entered into during November 2001. The acquisition was made to further the Company's strategic objective of expanding its retail and commercial banking market share in Orange County, New York, where NBF conducted its operations.

       The NBF acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the net assets acquired by $15,327. This amount was recognized as intangible assets, consisting of goodwill of $13,540 (none of which is tax deductible) and a core deposit intangible of $1,787.

       The core deposit intangible represents the estimated value of acquired depositor relationships, principally attributable to the relatively low-cost funding provided by such deposits. Amortization expense for the core deposit intangible was $286 for the period from the acquisition date through September 30, 2002, representing the accumulated amortization at that date. Scheduled core deposit amortization expense is $438 for fiscal 2003, $301 for fiscal 2004, $220 for fiscal 2005, $164 for fiscal 2006,
       $123 for fiscal 2007 and $255 for later years.

       Costs incurred by the Company to integrate the operations of NBF into the Bank amounted to $531 and are included in non-interest expense for the year ended September 30, 2002.

       The following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

                     Assets acquired:
                          Cash and cash equivalents            $  24,286
                          Securities                              55,809
                          Loans, net                              23,112
                          Goodwill                                13,540
                          Core deposit intangible                  1,787
                          Other                                    2,652
                                                               ---------

                                                                 121,186
                                                               ---------

                     Liabilities assumed:
                          Deposits                                88,182
                          Other                                    4,904
                                                               ---------

                                                                  93,086
                                                               ---------

                     Cash paid for NBF common stock            $  28,100
                                                               =========


       Amounts attributable to NBF are included in the Company's consolidated financial statements from the date of acquisition. Pro forma combined operating results for the fiscal years ended September 30, 2002 and 2001, as if NBF had been acquired at the beginning of those periods, have not been presented since the NBF acquisition would not materially affect such results.

(3)      Summary of Significant Accounting Policies

       The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland County, New York and contiguous areas such as Orange County, New York. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings bank and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Office of Thrift Supervision ("OTS") is the primary regulator for the Bank, Provident Bancorp, Inc. and the Mutual Holding Company.

       Basis of Financial Statement Presentation

       The consolidated financial statements include the accounts of Provident Bancorp, Inc., the Bank, and the Bank's wholly-owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank ("PMB") which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company's market area, (ii) Provident REIT, Inc. which is a real estate investment trust that holds a portion of the Company's real estate loans, (iii) Provest Services Corp. I which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II which has engaged a third-party provider to sell mutual funds and annuities to the Bank's customers. Intercompany transactions and balances are eliminated in consolidation. The accounts of the Mutual Holding Company are not included in the consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)


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

       Certain prior-year amounts have been reclassified to conform to the current-year presentation. For purposes of reporting cash flows, cash equivalents (if any) include highly-liquid, short-term investments such as overnight federal funds.

       Securities

       SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires entities to classify securities among three categories -- held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

       Held-to-maturity securities are limited to debt securities for which management has the intent and the Company has the ability to hold to maturity. These securities are reported at amortized cost.

       Trading securities are debt and equity securities held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in security trading activities.

       All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders' equity (accumulated other comprehensive income or loss). Available-for-sale securities include securities that management intends to hold for an indefinite period of time, such as securities to be used as part of the Company's asset/liability management strategy or securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

       Premiums and discounts on debt securities are recognized in interest income on a level-yield basis over the period to maturity. The cost of securities sold is determined using the specific identification method. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

       Loans

       Loans (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market (if any) are reported at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to earnings.

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

       The Company defers non-refundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the contractual term of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       Allowance for Loan Losses

       The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

       The allowance for loan losses is an amount that management believes is necessary to absorb probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of the loans. Management's evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.

       In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all principal and interest contractually due. SFAS No. 114 applies to loans that are individually evaluated for collectability in accordance with the Company's ongoing loan review procedures (principally commercial real estate, commercial business and construction loans). The standard does not generally apply to smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. Under SFAS No. 114, creditors are permitted to report impaired loans based on one of three measures -- the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

       Mortgage Servicing Assets

       The cost of an originated mortgage loan that is sold with servicing retained is allocated between the loan and the servicing right. The cost allocated to the retained servicing right is capitalized as a separate asset and amortized thereafter in proportion to, and over the period of, estimated net servicing income. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and impairment losses are recognized in a valuation allowance by charges to income.

       Federal Home Loan Bank Stock

       As a member of the Federal Home Loan Bank ("FHLB") of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security under SFAS No. 115 and, accordingly, is reported at cost.

       Premises and Equipment

       Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

       Goodwill and Other Intangible Assets

       In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in the NBF acquisition is not amortized to expense, but instead is evaluated for impairment at least annually. The core deposit intangible recorded in the NBF acquisition is amortized to expense using an accelerated method over its estimated life of approximately nine years, and is evaluated for impairment at least annually. Impairment losses on intangible assets are charged to expense if and when they occur.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       Core deposit intangibles recorded in the Company's 1996 branch acquisitions became fully amortized during fiscal 2001, prior to the effective date of SFAS No. 142. Amortization expense for these intangible assets was $359 in fiscal 2001 and $1,625 in fiscal 2000.

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

       Securities Repurchase Agreements

       In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's securities portfolio. Disclosure of the pledged securities is made in the consolidated statements of financial condition if the counterparty has the right by contract to sell or repledge such collateral.

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

       Interest Rate Cap Agreements

       Interest rate cap agreements are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of October 1, 2000. These agreements are cash flow hedges since they are used to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. In accordance with SFAS No. 133, the interest rate cap agreements are reported at fair value. Changes in fair value attributable to time value are reported in interest expense, while changes attributable to intrinsic value are reported in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the hedged liabilities. In fiscal 2000, prior to the adoption of SFAS No. 133, payments (if any) due from the counterparties to the agreements were recognized as a reduction of interest expense and premiums paid by the Company were amortized on a straight-line basis to interest expense.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





       Stock-Based Compensation Plans

       Compensation expense is recognized for the Company's ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders' equity.

       The Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the exercise price of an option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards (measured at the grant date) as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

       The recognition and retention plan ("RRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. Tax benefits attributable to any tax deductions that are greater than the amount of compensation expense recognized for financial statement purposes are credited to additional paid-in capital.

       Earnings Per Share

       Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period. For purposes of computing both basic and diluted EPS, outstanding shares include all shares issued to the Mutual Holding Company, but exclude unallocated ESOP shares.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





 (4)     Securities Available for Sale

         The following is a summary of securities available for sale at September 30, 2002 and 2001:


                                                  Gross          Gross
                                  Amortized     Unrealized     Unrealized       Fair
                                     Cost         Gains          Losses         Value
                                  ---------     ---------      ---------      ---------
September 30, 2002
----------------------------
Mortgage-Backed Securities
    Fannie Mae                    $  29,643     $   1,046      $      (5)     $  30,684
    Freddie Mac                      18,135           483             (5)        18,613
    Other                             8,671           680             --          9,351
                                  ---------     ---------      ---------      ---------

                                     56,449         2,209            (10)        58,648
                                  ---------     ---------      ---------      ---------

Investment Securities
    U.S. Government and
      Agency securities             109,077         4,206             --        113,283
    Corporate debt securities        30,079         2,065             --         32,144
    Equity securities                 1,113         1,060           (102)         2,071
                                  ---------     ---------      ---------      ---------

                                    140,269         7,331           (102)       147,498
                                  ---------     ---------      ---------      ---------

    Total available for sale      $ 196,718     $   9,540      $    (112)     $ 206,146
                                  =========     =========      =========      =========

September 30, 2001
                                                                              ---------

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





       The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities) at September 30, 2002, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

                                                  Amortized          Fair
                                                    Cost            Value
                                                  --------         --------
Remaining period to contractual maturity:
    Less than one year                            $ 27,207         $ 27,802
    One to five years                              110,844          116,515
    Greater than ten years                           1,105            1,110
                                                  --------         --------
       Total                                      $139,156         $145,427
                                                  ========         ========


       Proceeds from sales of securities available for sale during the years ended September 30, 2002, 2001 and 2000 totaled $56,049, $17,291 and
       $6,010, respectively. These sales resulted in gross realized gains of $744 and gross realized losses of $283 in fiscal 2002, and gross realized gains of $531 and $9 in fiscal 2001 and fiscal 2000, respectively.

       The Company transferred securities with a fair value of $11,865 from its available-for-sale portfolio to its held-to-maturity portfolio during the year ended September 30, 2001, based on management's evaluation of the respective portfolios and the Company's investment policy and strategies. The securities were assigned a new cost basis in the held-to-maturity portfolio equal to their fair value at the transfer date. The net unrealized loss of $146 at the transfer date and the related discounts are being amortized as offsetting yield adjustments over the terms of the securities.

       Securities with carrying amounts of $29,624 and $41,690 were pledged as collateral for borrowings under securities repurchase agreements at September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, U.S. Government securities with carrying amounts of $15,656 and $4,772, respectively, were pledged as collateral for municipal deposits and other purposes.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)


(5)      Securities Held to Maturity

     The following is a summary of securities held to maturity at September 30, 2002 and 2001:

                                                         Gross        Gross
                                            Amortized  Unrealized   Unrealized      Fair
                                              Cost       Gains        Losses        Value
                                            -------     -------      --------      -------
     September 30, 2002
     --------------------------
     Mortgage-Backed Securities
         Fannie Mae                         $32,904     $ 1,700      $     --      $34,604
         Freddie Mac                         34,693       1,116           (21)      35,788
         Other                                2,785         204            --        2,989
                                            -------     -------      --------      -------

                                             70,382       3,020           (21)      73,381
     Investment Securities
         State and municipal securities      16,409         916            --       17,325
                                            -------     -------      --------      -------

             Total held to maturity         $86,791     $ 3,936      $    (21)     $90,706
                                            =======     =======      ========      =======

     September 30, 2001
                                                                                   -------

     Mortgage-Backed Securities
         Fannie Mae                         $27,971     $   983      $     (1)     $28,953
         Freddie Mac                         26,477         917            --       27,394
         Other                                5,001         152            --        5,153
                                            -------     -------      --------      -------

                                             59,449       2,052            (1)      61,500
     Investment Securities
         State and municipal securities      11,906         254            --       12,160
                                            -------     -------      --------      -------

             Total held to maturity         $71,355     $ 2,306      $     (1)     $73,660
                                            =======     =======      ========      =======


       The following is a summary of the amortized cost and fair value of investment securities held to maturity at September 30, 2002, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

                                                    Amortized         Fair
                                                      Cost            Value
                                                     -------         -------
       Remaining period to contractual maturity:
           Less than one year                        $ 1,750         $ 1,750
           One to five years                           3,097           3,287
           Five to ten years                           9,963          10,600
           Greater than ten years                      1,599           1,688
                                                     -------         -------
                     Total                           $16,409         $17,325
                                                     =======         =======

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       There were no sales of securities held to maturity during the years ended September 30, 2002, 2001 and 2000.

 (6)     Loans

       The components of the loan portfolio were as follows at September 30:

                                                                2002               2001
                                                             ---------          ---------
     One- to four-family residential mortgage loans:
         Fixed rate                                          $ 299,851          $ 278,668
         Adjustable rate                                        66,260             79,530
                                                             ---------          ---------

                                                               366,111            358,198
                                                             ---------          ---------

     Commercial real estate loans                              163,329            129,295
     Commercial business loans                                  41,320             31,394
     Construction loans                                         17,020             19,490
                                                             ---------          ---------

                                                               221,669            180,179
                                                             ---------          ---------

     Consumer loans:
         Home equity lines of credit                            39,727             31,125
         Homeowner loans                                        36,880             39,501
         Other consumer loans                                    6,812              6,266
                                                             ---------          ---------

                                                                83,419             76,892
                                                             ---------          ---------

                   Total loans                                 671,199            615,269

     Allowance for loan losses                                 (10,383)            (9,123)
                                                             ---------          ---------

                   Total loans, net                          $ 660,816          $ 606,146
                                                             =========          =========


       Total loans include net deferred loan origination costs of $1,048 and $914 at September 30, 2002 and 2001, respectively.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



A substantial portion of the Company's loan portfolio is secured by residential and commercial real estate located in Rockland County, New York and contiguous areas such as Orange County, New York. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company's primary market area.

The principal balances of non-accrual loans were as follows at September 30:

                                            2002           2001           2000
                                           ------         ------         ------
     One- to four-family residential
          mortgage loans                   $2,291         $1,684         $2,496
     Commercial real estate loans           2,492            418          1,149
     Construction loans                        --             --             27
     Consumer loans                           171            175            359
                                           ------         ------         ------

            Total non-accrual loans        $4,954         $2,277         $4,031
                                           ======         ======         ======

Had the non-accrual loans at September 30 remained on accrual status throughout the respective years, gross interest income of $371, $165 and $337 would have been recognized in fiscal 2002, 2001 and 2000, respectively. Interest income actually recognized on such loans (including income recognized on a cash basis) totaled $83, $13 and $77 in fiscal 2002, 2001 and 2000, respectively.

The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $588 and $358 at September 30, 2002 and 2001, respectively. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2002 and 2001 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $473, $768 and $1,196 during the years ended September 30, 2002, 2001 and 2000, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                     2002              2001              2000
                                                   --------          --------          --------
     Balance at beginning of year                  $  9,123          $  7,653          $  6,202
     Provision for loan losses                          900             1,440             1,710
     Charge-offs                                       (324)             (159)             (370)
     Recoveries                                         147               189               111
     Allowance recorded in NBF acquisition              537                --                --
                                                   --------          --------          --------

     Balance at end of year                        $ 10,383          $  9,123          $  7,653
                                                   ========          ========          ========



Real estate owned properties are included in other assets at net carrying amounts of $41 and $109 at September 30, 2002 and 2001, respectively. Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2002, 2001 and 2000.

     Certain residential mortgage loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $146 in fiscal 2002, none in fiscal 2001 and $28 in fiscal 2000. There were no loans held for sale at September 30, 2002 and 2001. Other assets at September 30, 2002 and 2001 include capitalized mortgage servicing rights with an amortized cost of $193 and $201, respectively, which approximated fair value.

     The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others totaled approximately $73,600, $86,700 and $98,500 at September 30, 2002, 2001 and 2000,
     respectively. These amounts include loans sold with recourse (approximately $838 at September 30, 2002) for which management does not expect the Company to incur any significant losses. Mortgage escrow funds include balances of $879 and $1,416 at September 30, 2002 and 2001, respectively, related to loans serviced for others.

(7)      Accrued Interest Receivable

       The components of accrued interest receivable were as follows at September 30:

                                                                                  2002              2001
                                                                                --------          --------
           Loans                                                                $  2,561          $  2,971
           Securities                                                              2,930             2,626
                                                                                --------          --------

                 Total accrued interest receivable                              $  5,491          $  5,597
                                                                                ========          ========


(8)      Premises and Equipment

            Premises and equipment are summarized as follows at September 30:


                                                                                   2002              2001
                                                                                --------          --------
           Land and land improvements                                           $  1,368          $  1,090
           Buildings                                                               6,802             4,775
           Leasehold improvements                                                  4,600             4,163
           Furniture, fixtures and equipment                                      10,895             9,607
                                                                                --------          --------
                                                                                  23,665            19,635
           Accumulated depreciation and amortization                             (12,594)          (10,718)
                                                                                --------          --------

                 Total premises and equipment, net                              $ 11,071          $  8,917
                                                                                ========          ========


(9)      Deposits

       Deposit balances and weighted average interest rates are summarized as follows at September 30:

                                              2002                    2001
                                     --------------------     ---------------------
                                       Amount       Rate        Amount        Rate
                                     --------------------     --------        -----
     Demand deposits:
         Retail                      $ 54,399         --%      $ 41,280        --%
         Commercial                    55,732         --         33,081        --
     NOW deposits                      82,983       0.40         63,509      0.49
     Savings deposits                 247,918       0.99        160,777      1.05
     Money market deposits            115,065       1.23        109,126      1.81
     Certificates of deposit          243,529       2.64        245,327      4.63
                                                               --------      ----
           Total deposits            $799,626       1.33%      $653,100      2.31%
                                     ========                  ========


       Municipal deposits held by PMB totaled $8,800 at September 30, 2002.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



      Certificates of deposit at September 30 had remaining periods to contractual maturity as follows:


                                                         2002            2001
                                                       --------        --------

     Remaining period to contractual maturity:
         Less than one year                            $186,160        $218,850
         One to two years                                36,168          20,433
         Two to three years                              13,485           2,499
         Greater than three years                         7,716           3,545
                                                       --------        --------

            Total certificates of deposit              $243,529        $245,327
                                                       ========        ========


      Certificate of deposit accounts with a denomination of $100 or more totaled $38,562 and $32,660 at September 30, 2002 and 2001, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

      Interest expense on deposits is summarized as follows for the years ended September 30:

                                          2002           2001             2000
                                        -------         -------         -------

     Savings deposits                   $ 2,289         $ 2,898         $ 3,435
     Money market and NOW deposits        1,750           2,610           2,499
     Certificates of deposit              7,662          13,915          12,787
                                        -------         -------         -------

            Total interest expense      $11,701         $19,423         $18,721
                                        =======         =======         =======

(10)     FHLB Borrowings

      The Company's FHLB borrowings and weighted average interest rates are summarized as follows at September 30:

                                                         2002                             2001
                                              --------------------------       --------------------------
                                               Amount             Rate          Amount             Rate
                                              --------          --------       --------          --------
     By type of borrowing:
         Advances                             $ 72,968            3.63%          70,677            5.39%
         Repurchase agreements                  30,000            5.17           39,750            5.18
                                              --------                         --------

             Total borrowings                 $102,968            4.08%        $110,427            5.32%
                                              =========                        ========

     By remaining period to maturity:
         Less than one year                   $ 30,319            3.24%        $ 39,950            6.20%
         One to two years                       20,000            5.02           20,477            4.73
         Two to three years                     15,000            2.69           15,000            5.43
         Three to four years                     8,000            4.72           10,000            3.74
         Four to five years                      9,649            4.69               --              --
         Greater than five years                20,000            4.88           25,000            4.96
                                              --------                         --------

             Total borrowings                 $102,968            4.08%        $110,427            5.32%
                                              ========                         ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)






       As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight FHLB advances up to 30% of its total assets, or approximately $308,000 at September 30, 2002. The Bank's unused FHLB borrowing capacity was approximately $235,000 at that date. FHLB advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at September 30, 2002 and 2001.

       Securities repurchase agreements had weighted average remaining terms to maturity of approximately 4.3 years and 5.3 years at September 30, 2002 and 2001, respectively. Average borrowings under securities repurchase agreements were $34,479, $36,417 and $40,515 during the years ended September 30, 2002, 2001 and 2000, respectively, and the maximum outstanding month-end balance was $39,750, $39,750 and $44,750, respectively.

       FHLB borrowings of $35,000 at September 30, 2002 are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 4 years and a weighted average interest rate of 5.11% at September 30, 2002.

(11)     Income Taxes

       Income tax expense consists of the following for the years ended September 30:

                                               2002             2001             2000
                                             -------          -------          -------
    Current tax expense:
         Federal                             $ 5,872          $ 1,839          $ 3,214
         State                                   863              351              294
                                             -------          -------          -------

                                               6,735            2,190            3,508
                                             -------          -------          -------

     Deferred tax (benefit) expense:
         Federal                                (918)           1,800             (472)
         State                                  (254)              97             (170)
                                             -------          -------          -------

                                              (1,172)           1,897             (642)
                                             -------          -------          -------

     Total income tax expense                $ 5,563          $ 4,087          $ 2,866
                                             =======          =======          =======


       Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

                                                              2002              2001              2000
                                                             -------           -------           -------
      Tax at Federal statutory rate                          $ 5,282           $ 3,933           $ 2,971
      State income taxes, net of Federal tax benefit             396               296                82
      Tax-exempt interest                                       (193)             (148)             (139)
      Non-deductible portion of ESOP expense                     161                61                32
      Low-income housing tax credits                             (72)              (72)              (72)
      Other, net                                                 (11)               17                (8)
                                                             -------           -------           -------

      Actual income tax expense                              $ 5,563           $ 4,087           $ 2,866
                                                             =======           =======           =======

      Effective income tax rate                                 36.9%             35.3%             32.8%
                                                             =======           =======           =======

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30 are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

                                                                                  2002             2001
                                                                                 -------          -------
       Deferred tax assets:
           Allowance for loan losses                                             $ 4,226          $ 3,516
           Deferred compensation                                                   1,924            1,389
           Core deposit intangibles                                                1,132            1,904
           Depreciation of premises and equipment                                    540              448
           Other                                                                     150              164
                                                                                 -------          -------

                     Total deferred tax assets                                     7,972            7,421
                                                                                 -------          -------

       Deferred tax liabilities:
           Net unrealized gain on securities available for sale                   (3,720)          (2,954)
           Undistributed earnings of subsidiary not consolidated for tax
             return purposes (Provident REIT, Inc.)                               (3,067)          (3,193)
           Purchase accounting fair value adjustments                               (578)              --
           Prepaid pension costs                                                    (484)            (394)
           Other                                                                    (604)            (509)
                                                                                 -------          -------

                     Total deferred tax liabilities                               (8,453)          (7,050)
                                                                                 -------          -------

       Net deferred tax (liability) asset                                        $  (481)         $   371
                                                                                 =======          =======

       Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2002 and 2001.

       The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank's base-year tax bad debt reserves were $4,600 for Federal tax purposes and $31,600 for New York State tax purposes at September 30, 2002. Associated deferred tax liabilities of $3,400 have not been recognized since the Company does not expect that the base-year reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident Bancorp, Inc. and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





 (12)    Employee Benefit Plans and Stock-Based Compensation Plans

       Pension Plan

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

       The following is a summary of changes in the projected benefit obligation and fair value of plan assets, together with a reconciliation of the funded status to the amount of prepaid pension costs reported in other assets in the consolidated statements of financial condition:

                                                          2002         2001
                                                        -------       -------

       Changes in projected benefit obligation:
           Beginning of year                            $ 6,889       $ 5,421
           Service cost                                     430           465
           Interest cost                                    490           427
           Actuarial (gain) loss                           (427)          640
           Acquisition of NBF                             1,875            --
           Benefits paid                                   (125)          (64)
                                                        -------       -------

           End of year                                    9,132         6,889
                                                        -------       -------

       Changes in fair value of plan assets:
           Beginning of year                              6,385         7,459
           Actual loss on plan assets                      (895)       (1,150)
           Employer contributions                           600           140
           Acquisition of NBF                             1,922            --
           Benefits paid                                   (125)          (64)
                                                        -------       -------

           End of year                                    7,887         6,385
                                                        -------       -------

       Funded status at end of year                      (1,245)         (504)
       Unrecognized net actuarial loss                    2,555         1,500
       Unrecognized prior service cost                      (70)          (82)
       Unrecognized net transition obligation                62            86
                                                        -------       -------

       Prepaid pension costs                            $ 1,302       $ 1,000
                                                        =======       =======

       A discount rate of 6.75% and a rate of increase in future compensation levels of 5.0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2002 (7.25% and 5.5%, respectively, at September 30, 2001). The long-term rate of return on plan assets was 8.0% for fiscal 2002 and 2001.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)






       The components of the net periodic pension expense were as follows for the years ended September 30:

                                                          2002           2001           2000
                                                         -----          -----          -----
       Service cost                                      $ 430          $ 465          $ 515
       Interest cost                                       490            427            409
       Expected return on plan assets                     (598)          (600)          (539)
       Amortization of prior service cost                  (14)           (14)           (14)
       Amortization of net transition obligation            26             26             26
       Recognized net actuarial loss (gain)                 12             (2)            --
                                                         -----          -----          -----

               Net periodic pension expense              $ 346.         $ 302          $ 397
                                                         =====          =====          =====


       The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The periodic pension expense for the supplemental plan amounted to $90, $59 and $54 for the years ended September 30, 2002, 2001 and 2000, respectively. The actuarial present value of the projected benefit obligation was $555 and $426 at September 30, 2002 and 2001, respectively, all of which is unfunded.

       Other Postretirement Benefits Plan

       The Company's postretirement health care plan, which is unfunded, provides optional medical, dental and life insurance benefits to retirees. In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits as an expense over a 20-year period. The periodic expense recognized for this plan was $32, $37 and $39 for the years ended September 30, 2002, 2001 and 2000, respectively.

       Employee Savings Plans

       The Company also sponsors a defined contribution plan established under
       Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 10% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching contribution of 3% of compensation. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $206, $184 and $180 for the years ended September 30, 2002, 2001 and 2000, respectively. A supplemental savings plan has also been established for certain senior officers. Expense recognized for this plan was $68, $62 and $53 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       ESOP expense was $835, $555 and $470 for the years ended September 30, 2002, 2001 and 2000, respectively. Through September 30, 2002, a cumulative total of 146,582 shares have been allocated to participants or committed to be released for allocation. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (162,538 shares with a cost of $1,974 and a fair value of approximately $4,600 at September 30, 2002).

       Recognition and Retention Plan

       In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the "RRP"). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 193,200 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares ($2,995) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. RRP expense was $621, $577 and $689 for the years ended September 30, 2002, 2001 and 2000, respectively.

       Stock Option Plan

       The stockholders also approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 386,400 shares of authorized but unissued common stock has been reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. Options have a ten-year term and may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

       The following is a summary of activity in the Stock Option Plan:

                                                    Shares Subject to      Weighted Average
                                                         Option             Exercise Price
                                                   --------------------   --------------------
        Granted in February 2000                            366,650             $15.50
        Forfeited                                           (11,250)             15.50
                                                   --------------------   --------------------
        Outstanding at September 30, 2000                   355,400              15.50

        Granted                                               5,451              21.15
        Exercised                                           (10,851)             15.50
        Forfeited                                            (1,200)             15.50
                                                   --------------------   --------------------
        Outstanding at September 30, 2001                   348,800              15.59

        Granted                                              44,331              25.97
        Exercised                                           (86,994)             16.43
        Forfeited                                            (3,100)             15.50
                                                   --------------------   --------------------
        Outstanding at September 30, 2002                   303,037             $16.87
                                                   ====================   ====================


     Options exercisable at September 30, 2002, 2001 and 2000 totaled 157,463, 137,815 and 71,080, respectively, with a weightd average exercise price of approximately $16.70, $15.50 and $15.50 per share, respectively. These options had weighted average remaining terms of 7.4 years, 8.4 years and
     9.4 years at the respective dates. There were 35,300 shares available for future option grants at September 30, 2002.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



     In accordance with the provisions of APB Opinion No. 25 related to fixed stock options, compensation expense is not recognized with respect to the Company's options since the exercise price equals the fair value of the common stock at the grant date. Under the alternative fair-value-based method defined in SFAS No. 123, the grant-date fair value of fixed stock options is recognized as expense over the vesting period. The estimated per-share fair value of options granted in fiscal 2002, 2001 and 2000 was $7.06, $5.80 and $5.90, respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years: dividend yields of 1.4%, 1.3% and 1.0%; expected volatility rates of 22.4%, 22.7% and 22.0%; risk-free interest rates of 4.2%, 3.9% and 6.6%; and expected option lives of approximately 6 years, 7 years and 8 years. Had the fair-value-based method of SFAS No. 123 been applied to the options granted, net income would have been approximately $9,000, $7,100 and $5,300 for the years ended September 30, 2002, 2001 and 2000, respectively. Basic and diluted earnings per common share would have been $1.17 and $1.15, respectively, for fiscal 2002; $0.93 and $0.92, respectively, for fiscal 2001; and $0.68 and $0.68, respectively, for fiscal 2000.

(13)     Comprehensive Income

       Comprehensive income represents the sum of net income and items of other comprehensive income or loss that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company has reported its comprehensive income in the consolidated statements of changes in stockholders' equity.

       The components of other comprehensive income are summarized as follows for the years ended September 30:

                                                               2002             2001             2000
                                                          -------------    -------------    -------------
      Net unrealized holding gain arising during the
       year on securities available for sale, net of
       related income taxes of $(950), $(3,526)
       and $(606), respectively                           $       1,429     $      5,289    $         908

      Reclassification adjustment for net realized
       gains included in net income, net of related
       income taxes of $184, $212 and $4 in 2002,
       2001 and 2000, respectively                                 (277)            (319)              (5)
                                                           -------------    -------------    -------------

                                                                  1,152            4,970              903
      Net unrealized gain (loss) on derivatives, net
          of related income taxes of $26 and $32 in
          2002 and 2001, respectively (note 16)                      38              (48)              --
                                                           -------------    -------------    -------------

      Other comprehensive income                        $         1,190    $       4,922    $         903
                                                           =============    =============    =============


       The Company's accumulated other comprehensive income included in stockholders' equity at September 30, 2002 and 2001 consists of (i) the after-tax net unrealized gain of $5,582 and $4,430, respectively, on securities available for sale, and (ii) the after-tax net unrealized loss of $10 and $48, respectively, on derivatives accounted for as cash flow hedges.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



 (14)    Earnings Per Common Share

       The following is a summary of the calculation of earnings per share ("EPS") for the years ended September 30:

                                                               2002           2001           2000
                                                              ------         ------         ------
                                                              (In thousands, except per share data)

       Net income                                             $9,527         $7,482         $5,872
                                                              ======         ======         ======

       Weighted average common shares outstanding
           for computation of basic EPS (1)                    7,702          7,661          7,773

       Common-equivalent shares due to the dilutive
           effect of stock options and RRP awards (2)            118             50             --
                                                              ------         ------         ------

       Weighted average common shares for
           computation of diluted EPS                          7,820          7,711          7,773
                                                              ======         ======         ======

       Earnings per common share:
           Basic                                              $ 1.24         $ 0.98         $ 0.76
           Diluted                                              1.22           0.97           0.76
                                                              ======         ======         ======


(1) Includes all shares issued to the Mutual Holding Company, but excludes unallocated ESOP shares. (2) Represents incremental shares computed using the treasury stock method.


(15)     Stockholders' Equity

       Regulatory Capital Requirements

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

       Management believes that, as of September 30, 2002 and 2001, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2002 and 2001, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements which it satisfied as of September 30, 2002.


                                                                                       OTS Requirements
                                                                   ---------------------------------------------------------
                                             Bank Actual            Minimum Capital Adequacy       Classification as Well
                                                                                                         Capitalized
                                      --------------------------   ----------------------------   --------------------------
                                         Amount        Ratio         Amount           Ratio         Amount         Ratio
                                      -------------  -----------   ------------    ------------   ------------  ------------

      September 30, 2002:
          Tangible capital         $      84,307         8.5%   $     14,963            1.5%   $        --           --%
          Tier 1 (core) capital           84,307         8.5          39,901            4.0         49,875          5.0
          Risk-based
          capital:
               Tier 1                     84,307        14.2              --             --         35,552          6.0
               Total                      91,747        15.5          47,403            8.0         59,254         10.0
                                      =============  ===========   ============    ============   ============  ============

      September 30, 2001:
          Tangible capital         $      88,526        10.2%   $     13,015            1.5%   $        --           --%
          Tier 1 (core) capital           88,526        10.2          34,706            4.0         43,383          5.0
          Risk-based
          capital:
               Tier 1                     88,526        16.9              --             --         31,404          6.0
               Total                      95,100        18.2          41,873            8.0         52,341         10.0
                                      =============  ===========   ============    ============   ============  ============


       Tangible and Tier 1 capital amounts represent the stockholder's equity of the Bank, less intangible assets and after-tax net unrealized gains on securities available for sale. Total capital represents Tier 1 capital plus the allowance for loan losses up to a maximum amount equal to 1.25% of risk-weighted assets.

       Dividend Payments

       Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. The Bank paid cash dividends of $2,000 to Provident Bancorp, Inc. during the year ended September 30, 2000 (none during the years ended September 30, 2002 and 2001).

       Unlike the Bank, Provident Bancorp, Inc. is not subject to OTS regulatory limitations on the payment of dividends to its shareholders. The Mutual Holding Company waived the receipt of cash dividends with respect to its shares of Provident Bancorp, Inc. amounting to $1,310 in fiscal 2002, $972 in fiscal 2001 and $309 in fiscal 2000, for a cumulative total of $2,591 through September 30, 2002.


       Stock Repurchase Programs

       The Company completed a stock repurchase program during the year ended September 30, 2000, purchasing 193,200 common shares for the treasury at a total cost of $3,061. In July 2000, the Company announced a second repurchase program to acquire up to 5%, or approximately 185,000, of its publicly-traded shares as market conditions warrant. A total of 137,351 shares have been purchased for the treasury under the second program through September 30, 2002 at a total cost of $3,268.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





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


                                                       2002          2001
                                                    -----------   ----------
      Lending-related instruments:
          Loan origination commitments:
            Fixed-rate loans                        $   36,285    $    9,983
            Adjustable-rate loans                       26,048         2,282
          Unused lines of credit                        63,091        37,748
          Standby letters of credit                      6,862         6,716
      Interest rate risk management:
          Interest rate cap agreements                  50,000        50,000
                                                    ==========    ==========

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

       Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's fixed-rate loan origination commitments at September 30, 2002 provide for interest rates ranging principally from 5.00% to 6.87%.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       Interest Rate Cap Agreements

       At September 30, 2002 and 2001, the Company was a party to two interest rate cap agreements with a total notional amount of $50,000 and maturity dates in March and April 2003. These agreements were entered into to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels are 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30,000 and $20,000, respectively.

       The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000, and recorded an after-tax transition adjustment of $41 to recognize the interest rate cap agreements at fair value. The Company's interest rate cap agreements are accounted for as cash flow hedges under SFAS No. 133 and are reported at fair value, which was insignificant at both September 30, 2002 and 2001. Interest expense for the years ended September 30, 2002 and 2001 includes charges of $68 and $157, respectively, for the effect of the interest rate cap agreements. The remaining amount reported in accumulated other comprehensive income with respect to these agreements at September 30, 2002 will be reclassified into earnings during fiscal 2003.

(17)     Commitments and Contingencies

       Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2002 are $2,005 for fiscal 2003, $2,070 for fiscal 2004, $1,870 for fiscal 2005, $1,329 for fiscal 2006, $1,279 for fiscal 2007 and a total of $3,382 for later years. Occupancy and office operations expense includes net rent expense of $1,137, $1,076 and $1,008 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities at September 30 (none of which were held for trading purposes):

                                                               2002                                    2001
                                                ------------------------------------   -------------------------------------
                                                                    Estimated Fair                          Estimated Fair
                                                Carrying Amount         Value           Carrying Amount         Value
                                                ----------------   -----------------   -----------------   -----------------
      Financial assets:
          Cash and due from banks            $         35,093   $         35,093    $         16,447    $          16,447
          Securities available for sale               206,146            206,146             163,928              163,928
          Securities held to maturity                  86,791             90,706              71,355               73,660
          Loans                                       660,816            678,927             606,146              624,020
          Accrued interest receivable                   5,491              5,491               5,597                5,597
          FHLB stock                                    5,348              5,348               5,521                5,521
      Financial liabilities:
          Deposits                                    799,626            802,040             653,100              655,675
          FHLB borrowings                             102,968            106,308             110,427              113,970
          Mortgage escrow funds                         3,747              3,747               6,197                6,197
                                                ================   =================   =================   =================

       The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company's financial instruments.

       Securities

       The estimated fair values of securities were based on quoted market prices.

       Loans

       Fair values were estimated for portfolios of loans with similar financial characteristics. For valuation purposes, the total loan portfolio was segregated into adjustable-rate and fixed-rate categories. Fixed-rate loans were further segmented by type, such as residential mortgage, commercial mortgage, commercial business and consumer loans. Loans were also segmented by maturity dates.

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

       These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



       FHLB Borrowings

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

       The fair values of the Company's off-balance-sheet financial instruments described in note 16 were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2002 and 2001, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19)     Recent Accounting Standards

       The following financial accounting standards will become effective for the Company during fiscal 2003. Management does not expect that the adoption of any of these standards will have a significant effect on the Company's consolidated financial statements.

       SFAS No. 143, Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 15, 2002 and addresses obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

       SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is generally consistent with the prior requirements of SFAS No. 121.

       SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, updates, clarifies and simplifies several existing accounting pronouncements. Among other things, SFAS No. 145 eliminates the requirement in SFAS No. 4 to report gains and losses from extinguishments of debt as extraordinary items, net of related income taxes.

       SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

       SFAS No. 147, Acquisitions of Certain Financial Institutions, eliminates the requirement to amortize an excess of fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions, such as core deposit intangibles.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)



(20)     Condensed Parent Company Financial Statements

       Set forth below are the condensed statements of financial condition of Provident Bancorp, Inc. at September 30, 2002 and 2001, and the related condensed statements of income and cash flows for the years ended September 30, 2002, 2001 and 2000:

                                                                             At September 30,
                                                                     --------------------------------
                                                                         2002               2001
                                                                     ---------------   --------------

       Condensed Statements of Financial Condition
       -------------------------------------------
      Assets:
          Cash                                                     $         641    $       2,847
          Securities available for sale                                    6,466            6,510
          Loan receivable from ESOP                                        2,256            2,632
          Investment in Provident Bank                                   102,805           90,419
          Other assets                                                       195              305
                                                                     ---------------   --------------

                    Total assets                                   $     112,363    $     102,713
                                                                     ===============   ==============

      Liabilities                                                  $       1,496    $          93
      Stockholders' equity                                               110,867          102,620
                                                                     ---------------   --------------

                    Total liabilities and stockholders' equity     $     112,363    $     102,713
                                                                     ===============   ==============

                                                                                       Year Ended September 30,
                                                                            ---------------------------------------------
                                                                                2002              2001             2000
                                                                               -------          -------          -------
       Condensed Statements of Income

           Interest income                                                     $   450          $   626          $   902
           Dividends from Provident Bank                                            --               --            2,000
           Gain on sales of securities available for sale                          123              431               --
           Non-interest expense                                                   (226)            (180)            (180)
           Income tax expense                                                     (134)            (338)            (279)
                                                                               -------          -------          -------

           Income before equity in undistributed earnings of Provident
             Bank                                                                  213              539            2,443
           Equity in undistributed earnings of Provident Bank                    9,314            6,943            3,429
                                                                               -------          -------          -------

                     Net income                                                $ 9,527          $ 7,482          $ 5,872
                                                                               =======          =======          =======

       Condensed Statements of Cash Flows

       Cash flows from operating activities:
           Net income                                                          $ 9,527          $ 7,482          $ 5,872
           Adjustments to reconcile net income to net cash provided by
             (used in) operating activities:
             Equity in undistributed earnings of Provident Bank                 (9,314)          (6,943)          (3,429)
             Other adjustments, net                                                755             (674)            (781)
                                                                               -------          -------          -------

                     Net cash provided by (used in) operating
                       activities                                                  968             (135)           1,662
                                                                               -------          -------          -------

       Cash flows from investing activities:
           Purchases of securities available for sale                           (2,296)          (2,431)          (1,008)
           Proceeds from sales of securities available for sale                  2,374            6,810              984
           ESOP loan principal repayments                                          376              376              376
                                                                               -------          -------          -------

                     Net cash provided by investing activities                     454            4,755              352
                                                                               -------          -------          -------

       Cash flows from financing activities:
           Treasury shares purchased                                            (1,971)          (1,155)          (3,203)
           Cash dividends paid                                                  (1,935)            (807)          (1,049)
           Stock option transactions                                               278               60               --
                                                                               -------          -------          -------

                     Net cash used in financing activities                      (3,628)          (1,902)          (4,252)
                                                                               -------          -------          -------

        Net (decrease) increase in cash                                         (2,206)           2,718           (2,238)
       Cash at beginning of year                                                 2,847              129            2,367
                                                                               -------          -------          -------

       Cash at end of year                                                     $   641          $ 2,847          $   129
                                                                               =======          =======          =======

                    PROVIDENT BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                       September 30, 2002, 2001 and 2000
                 (Dollars in thousands, except per share data)





(21)     Quarterly Results of Operations (Unaudited)

       The following is a condensed summary of quarterly results of operations for the years ended September 30, 2002 and 2001:

                                                         First          Second           Third          Fourth
                                                        Quarter         Quarter         Quarter         Quarter
                                                        -------         -------         -------         -------
       Year Ended September 30, 2002

       Interest and dividend income                     $14,761         $14,558         $15,010         $15,622
       Interest expense                                   4,791           4,192           4,217           4,001
                                                        -------         -------         -------         -------

               Net interest income                        9,970          10,366          10,793          11,621

       Provision for loan losses                            225             175             200             300
       Non-interest income                                1,284           1,230           1,338           1,549
       Non-interest expense                               7,153           7,270           8,479           9,259
                                                        -------         -------         -------         -------

               Income before income tax expense           3,876           4,151           3,452           3,611

       Income tax expense                                 1,350           1,550           1,309           1,354
                                                        -------         -------         -------         -------

               Net income                               $ 2,526         $ 2,601         $ 2,143         $ 2,257
                                                        =======         =======         =======         =======

       Earnings per common share:
             Basic                                      $  0.33         $  0.34         $  0.28         $  0.29
             Diluted                                       0.32            0.33            0.27            0.29
                                                        =======         =======         =======         =======


       Year Ended September 30, 2001

       Interest and dividend income                     $15,369         $15,361         $15,155         $15,093
       Interest expense                                   7,061           6,921           6,412           5,850
                                                        -------         -------         -------         -------

               Net interest income                        8,308           8,440           8,743           9,243

       Provision for loan losses                            360             360             360             360
       Non-interest income                                1,051           1,023           1,477           1,155
       Non-interest expense                               6,125           6,739           6,664           6,903
                                                        -------         -------         -------         -------

               Income before income tax expense           2,874           2,364           3,196           3,135

       Income tax expense                                   999             799           1,092           1,197
                                                        -------         -------         -------         -------

               Net income                               $ 1,875         $ 1,565         $ 2,104         $ 1,938
                                                        =======         =======         =======         =======

       Earnings per common share:
             Basic                                      $  0.24         $  0.20         $  0.27         $  0.25
             Diluted                                       0.24            0.20            0.27            0.25
                                                        =======         =======         =======         =======

ITEM 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         None

                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant
---------------------------------------------------------------

         The "Proposal I - Election of Directors" section of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2003 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11. Executive Compensation
-------------------------------

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of September 30, 2002, regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.


      ================================== ========================= ================== ==========================
          Equity compensation plans      Number of securities to                        Number of securities
                 approved by                        be             Weighted average    remaining available for
                 stockholders            Issued upon exercise of    exercise price            issuance
                                         outstanding options and                              under plan
                                                  rights
      ---------------------------------- ------------------------- ------------------ --------------------------
      Stock Option Plan                          255,532                $ 17.01                35,300
      ---------------------------------- ------------------------- ------------------ --------------------------
      Recognition  and  Retention  Plan           77,283            Not Applicable                0
      (1)
      ---------------------------------- ------------------------- ------------------ --------------------------
      Total   (2)                                332,815                $ 17.01                35,300
      ================================== ========================= ================== ==========================


     (1)  Represents shares that have been granted but have not yet vested.

     (2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

         The "Proposal I - Election of Directors" section of the Proxy Statement is incorporated herein by reference.


ITEM 12.  Security  Ownership  of Certain  Beneficial  Owners and  Management  &
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The "Proposal I - Election of Directors" section of the Proxy Statement is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     Controls and Procedures
------------------------------------

         (a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) was evaluated as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in its periodic SEC filings.

         (b) Changes in internal controls.

         There were no significant changes made in the Company's internal controls during the period covered by this report or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
..------------------------------------------------------------------------

         (a)      (1)  Financial Statements
                       --------------------

                  The financial statements filed in Item 8 of this Form 10-K are as follows:

                  (A)     Independent Auditors' Report

                  (B) Consolidated Statements of Financial Condition as of September 30, 2002 and 2001

                  (C) Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000

                  (D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2002, 2001, and 2000

                  (E) Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

                  (F)     Notes to Consolidated Financial Statements

         (a)      (2)  Financial Statement Schedules
                       -----------------------------

                  All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

         (c)      Exhibits
                  --------

                  3.1      Stock Holding Company Charter of Provident Bancorp,
                           Inc.  (incorporated herein by reference to the
                           Company's Registration Statement on Form S-1,
                           file No. 333-63593 (the "S-1")
                  3.2      Bylaws of Provident Bancorp, Inc. (incorporated
                           herein by reference to the S-1)
                  4        Form of Stock Certificate of Provident Bancorp, Inc.
                           (incorporated herein by reference to the S-1)
                  10.1     Form of Employee Stock Ownership Plan (incorporated
                           herein by reference to the S-1)
                  10.2     Employment Agreement with George Strayton, as amended
                           (incorporated herein by reference to the S-1)
                  10.3     Form of Employment Agreement (incorporated
                           herein by reference to the S-1)
                  10.4     Deferred Compensation Agreement (incorporated herein
                           by reference to the S-1)
                  10.5     Supplemental Executive Retirement Plan, as amended
                           (incorporated herein by reference to the S-1)
                  10.6     Management Incentive Program (incorporated herein by
                           reference to the S-1)
                  10.7     1996 Long-Term Incentive Plan for Officers and
                           Directors, as amended (incorporated herein by
                           reference to the S-1)
                  10.8     Provident Bank Stock Option Plan (incorporated herein
                           by reference to the Company's Proxy Statement for the
                           2000 Annual Meeting of Stockholders, filed with the
                           SEC on January 18, 2000)
                  10.9     Provident Bank Recognition and Retention Plan
                           (incorporated herein by reference to the Company's
                           Proxy Statement for the 2000 Annual Meeting of
                           Stockholders, filed with the SEC on January 18, 2000)
                  21       Subsidiaries of the Company
                  23.1     Consent of KPMG LLP
                  99.1     Certification Pursuant to 18 U.S.C. Section 1350, as
                           amended by Section 906 of the Sarbanes-Oxley
                           Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Provident Bancorp, Inc.


Date:    December 27, 2002         By:        \s\ George Strayton
                                              ----------------------------------
                                              George Strayton
                                              President, Chief Executive Officer
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    \s\ George Strayton                     By:     \s\ Katherine Dering
       ----------------------------------           ----------------------------
       George Strayton                              Katherine Dering
       President, Chief Executive Officer           Chief Financial Officer and
           and Director                             Senior  Vice President

Date:   December 27 ,2002                     Date:  December 27, 2002


By:      \s\ William F. Helmer               By:     \s\ Dennis L. Coyle
       ----------------------------------           ----------------------------
       William F. Helmer                            Dennis L. Coyle,
       Chairman of the Board                        Vice Chairman

Date:  December 27, 2002                      Date:  December 27, 2002


By:      \s\ Judith Hershaft                 By:      \s\ Thomas F. Jauntig, Jr.
       ----------------------------------           ----------------------------
       Judith Hershaft, Director                    Thomas F. Jauntig, Jr.,
                                                    Director

Date:  December 27, 2002                      Date:  December 27, 2002


By:      \s\ Donald T. McNelis               By:      \s\ Richard A. Nozell
       ----------------------------------           ----------------------------
       Donald T. McNelis, Director                  Richard A. Nozell, Director

Date:  December 27, 2002                      Date:  December 27, 2002


By:      \s\ William R. Sichol, Jr.          By:      \s\ Burt Steinberg
       ----------------------------------           ----------------------------
       William R. Sichol, Jr., Director             Burt Steinberg, Director

Date:  December 27, 2002                      Date:  December 27, 2002


By:      \s\ F. Gary Zeh
       ----------------------------------
       F. Gary Zeh, Director

Date:  December 27, 2002

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, George Strayton, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Provident Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         December 27, 2002                 /s/ George Strayton
         ------------------                -------------------------------------
         Date                              George Strayton
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Katherine A. Dering, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Provident Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         December 27, 2002                             /s/ Katherine A. Dering
         ------------------                            -------------------------
         Date                                          Katherine A. Dering
                                                       Senior Vice President and
                                                       Chief Financial Officer