Form 10-Q
period 2003-02-13
PROVIDENT BANCORP INC/NY/
filed 2003-02-13
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Federal                                             06-1537499
(State or Other Jurisdiction of                            (IRS Employer ID No.)
 Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                               10901
(Address of Principal Executive Office)                               (Zip Code)

                                 (845) 369-8040
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes |X| No |_|

      (2) Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Classes of Common Stock                Shares Outstanding
        -----------------------                ------------------
                                                    7,997,512
            $0.10 per share                  as of January 31, 2003

                             PROVIDENT BANCORP, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition at
             December 31, 2002 and September 30, 2002                        3-4

          Consolidated Statements of Income for the Three Months
          Ended December 31, 2002 and 2001                                     5

          Consolidated Statement of Changes in Stockholders' Equity
          for the Three Months Ended December 31, 2002                         6

          Consolidated Statements of Cash Flows for the Three Months
             Ended December 31, 2002 and 2001                                7-8

          Notes to Consolidated Financial Statements                        9-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13-20

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                   21

Item 4.   Controls and Procedures                                             22


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    23

          Signatures                                                          24

          Certifications Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                       25-28

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                              December 31, 2002   September 30, 2002
------                                                              -----------------   ------------------

Cash and due from banks                                                     35,510              35,093
Securities, including $27,851 and $29,624 pledged
     as collateral for borrowings at December 31, 2002
     and September 30, 2002, respectively:
     Available for sale, at fair value (amortized cost of
          $199,705 at December 31, 2002 and $196,718 at
          September 30, 2002)                                              208,090             206,146
     Held to maturity, at amortized cost (fair value of $84,870
          at December 31, 2002 and $90,706 at September 30, 2002)           81,281              86,791
                                                                       -----------         -----------
           Total securities                                                289,371             292,937
                                                                       -----------         -----------

Loans:
     One- to four-family residential mortgage loans                        386,222             366,111
     Commercial real estate, commercial business
         and construction loans                                            223,904             221,669
     Consumer loans                                                         83,221              83,419
                                                                       -----------         -----------
         Total loans                                                       693,347             671,199
     Allowance for loan losses (Note 2)                                    (10,687)            (10,383)
                                                                       -----------         -----------
         Total loans, net                                                  682,660             660,816
                                                                       -----------         -----------
Accrued interest receivable, net                                             4,866               5,491
Federal Home Loan Bank stock, at cost                                        5,871               5,348
Premises and equipment, net                                                 11,167              11,071
Goodwill (Note 3)                                                           13,540              13,540
Core deposit intangible, net (Note 3)                                        1,374               1,501
Other assets                                                                13,789               1,904
                                                                       -----------         -----------
         Total assets                                                  $ 1,058,148         $ 1,027,701
                                                                       ===========         ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                December 31, 2002   September 30, 2002
------------------------------------                                -----------------   ------------------

Liabilities:
     Deposits:
         Retail demand and NOW deposits                                $   141,829         $   137,382
         Commercial demand deposits                                         60,194              55,732
         Savings and money market deposits                                 372,029             362,983
         Certificates of deposit                                           247,665             243,529
                                                                       -----------         -----------
         Total deposits                                                    821,717             799,626
                                                                       -----------         -----------
     Borrowings                                                            104,009             102,968
     Mortgage escrow funds                                                   9,581               3,747
     Other                                                                   9,770              10,493
                                                                       -----------         -----------
         Total liabilities                                                 945,077             916,934
                                                                       -----------         -----------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                       --                  --
Common stock (par value $0.10 per share; 20,000,000 shares
  authorized; 8,280,000 shares issued; 7,997,512 shares
  outstanding)                                                                 828                 828
Additional paid-in capital                                                  36,834              36,696
Unallocated common stock held by the employee stock
    ownership plan ("ESOP")                                                 (1,880)             (1,974)
Common stock awards under recognition and retention plan ("RRP")              (969)             (1,108)
Treasury stock, at cost  (282,488 shares)                                   (5,874)             (5,874)
Retained earnings                                                           79,178              76,727
Accumulated other comprehensive income, net of taxes (Note 4)                4,954               5,572
                                                                       -----------         -----------
         Total stockholders' equity                                        113,071             110,867
                                                                       -----------         -----------
         Total liabilities and stockholders' equity                    $ 1,058,148         $ 1,027,701
                                                                        ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)                      For the Three Months
                                                            Ended December 31,
                                                            ------------------
                                                             2002         2001
                                                             ----         ----
Interest and dividend income:
     Loans                                                 $11,346      $11,220
     Securities                                              3,595        3,463
     Other earning assets                                       83           78
                                                           -------      -------
Total interest and dividend income                          15,024       14,761
                                                           -------      -------

Interest expense:
     Deposits                                                2,345        3,303
     Borrowings                                              1,044        1,488
                                                           -------      -------
Total interest expense                                       3,389        4,791
                                                           -------      -------

Net interest income                                         11,635        9,970
Provision for loan losses (Note 2)                             300          225
                                                           -------      -------
Net interest income after provision for loan losses         11,335        9,745
                                                           -------      -------

Non-interest income:
     Banking fees and service charges                        1,089          976
     Gain on sales of securities available for sale            657          147
     Other                                                     257          161
                                                           -------      -------
Total non-interest income                                    2,003        1,284
                                                           -------      -------

Non-interest expense:
     Compensation and employee benefits                      4,695        3,857
     Occupancy and office operations                         1,236        1,084
     Advertising and promotion                                 416          401
     Data processing                                           573          403
     Amortization of intangible assets (Note 3)                127           --
     Other                                                   1,426        1,408
                                                           -------      -------
Total non-interest expense                                   8,473        7,153
                                                           -------      -------

Income before income tax expense                             4,865        3,876
Income tax expense                                           1,824        1,350
                                                           -------      -------
Net income                                                 $ 3,041      $ 2,526
                                                           =======      =======
Earnings per common share (Note 5):
     Basic                                                 $  0.39      $  0.33
                                                           =======      =======
     Diluted                                               $  0.39      $  0.32
                                                           =======      =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
(Unaudited)
(Dollars in thousands, except per share data)

                                                                           Common                         Accumulated
                                                  Additional Unallocated    Stock                            Other        Total
                                          Common   Paid-In      ESOP       Awards    Treasury   Retained Comprehensive Stockholders'
                                           Stock   Capital     Shares     Under RRP    Stock    Earnings    Income        Equity
                                           -----   -------     ------     ---------    -----    --------    ------        ------

Balance at September 30, 2002            $    828  $ 36,696   $ (1,974)   $ (1,108)  $ (5,874)  $ 76,727    $  5,572    $110,867

Net income                                                                                         3,041                   3,041
Other comprehensive income (note 4)                                                                             (618)       (618)
                                                                                                                        --------
             Total comprehensive income                                                                                    2,423
Cash dividends paid ($0.13 per share)                                                               (590)                   (590)
ESOP shares allocated or committed
    to be released for allocation                       138         94                                                       232
Vesting of RRP shares                                                          139                                           139
                                         --------  --------   --------    --------   --------   --------    --------    --------

Balance at December 31, 2002             $    828  $ 36,834   $ (1,880)   $   (969)  $ (5,874)  $ 79,178    $  4,954    $113,071
                                         ========  ========   ========    ========   ========   ========    ========    ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)                                             For the Three Months
                                                             Ended December 31,
                                                             ------------------
                                                              2002         2001
                                                              ----         ----
Cash flows from operating activities:
Net income                                               $   3,041    $   2,526
Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities:
         Provision for loan losses                             300          225
         Depreciation and amortization of premises
           and equipment                                       486          427
         Amortization of intangible assets                     127           --
         Gain on sales of securities available for sale       (657)        (147)
         Gain on sales of loans held for sale                   (4)          (6)
         Net amortization of premiums and discounts            267           47
         Amortization of deferred loan fees                   (155)        (121)
         ESOP and RRP expense                                  371          345
         Originations of loans held for sale                (8,718)      (1,926)
         Proceeds from sales of loans held for sale            129        1,774
               Deferred income tax benefit                      (1)        (217)
         Net changes in accrued interest receivable
           and payable                                         527          545
         Other adjustments (principally net changes
           in other assets and other liabilities)              (68)       2,571
                                                         ---------    ---------
             Net cash (used in)/ provided by
               operating activities                         (4,355)       6,043
                                                         ---------    ---------

Cash flows from investing activities:
Purchases of securities:
         Available for sale                                (35,543)     (15,316)
         Held to maturity                                   (4,386)      (6,496)
Proceeds from maturities, calls and other
    principal payments on securities:
            Available for sale                              17,377        3,786
            Held to maturity                                 9,819        4,767
Proceeds from sales of securities available for sale        15,678        4,155
Loan originations                                         (100,069)     (57,722)
Loan principal payments                                     86,442       52,314
Purchases of Federal Home Loan Bank stock                     (523)        (815)
Purchase of bank owned life insurance                      (12,000)          --
Purchases of premises and equipment                           (582)        (585)
Other adjustments                                              168           63
                                                         ---------    ---------
         Net cash used in investing activities             (23,619)     (15,849)
                                                         ---------    ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)                                           For the Three Months
                                                           Ended December 31,
                                                           ------------------
                                                            2002         2001
                                                            ----         ----
Cash flows from financing activities:
   Net increase in deposits                               22,106        1,702
   Net increase in borrowings                              1,041        3,761
   Net increase in mortgage escrow funds                   5,834        5,146
   Stock option transactions                                  --           42
   Cash dividends paid                                      (590)        (488)
                                                        --------     --------
       Net cash provided by financing activities          28,391       10,163
                                                        --------     --------

Net increase in cash and cash equivalents                    417          357

Cash and cash equivalents at beginning of period          35,093       16,447
                                                        --------     --------
Cash and cash equivalents at end of period              $ 35,510     $ 16,804
                                                        ========     ========

Supplemental information:
   Interest payments                                    $  3,487     $  5,036
   Income tax payments                                        66        1,460
   Transfer of loans to real estate owned                     --           71
                                                        ========     ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
      ---------------------

     The  consolidated  financial  statements  include the accounts of Provident
Bancorp, Inc., Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through December 31, 2002, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

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

     The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2002.

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

     The allowance for loan losses is the amount that management has determined to be necessary to absorb probable losses on existing loans. Management's evaluations, which are subject to periodic review by the Company's regulators, are made using a consistently-applied methodology that takes into consideration such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

      Activity in the allowance for loan losses is summarized below:

                                                  Three Months
                                               Ended December 31,
                                               ------------------
                                               2002          2001
                                               ----          ----

                                           (Dollars in thousands)

      Balance at beginning of period       $ 10,383      $  9,123
      Provision for loan losses                 300           225
      Charge-offs                               (14)          (27)
      Recoveries                                 18            13
      Balance at end of period                   --            --
                                           $ 10,687      $  9,334
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

                                                     December 31,  September 30,
                                                         2002          2002
                                                         ----          ----
                                                        (Dollars in thousands)
Non-accrual loans:
  One- to four- family residential mortgage loans       $2,262        $2,291
  Commercial real estate, commercial business
    and construction loans                               2,999         2,492
  Consumer loans                                            95           171
                                                        ------        ------
    Total non-performing loans                           5,356         4,954
Real estate owned:
  One- to four-family residential                           41            41
                                                        ------        ------
    Total non-performing assets                         $5,397        $4,995
                                                        ======        ======

Non-performing loans as a % of total loans                0.77%         0.74%
Non-performing assets as a % of total assets              0.51          0.49
Allowance for loan losses as a % of total
  non-performing loans                                   199.5         209.6
Allowance for loan losses as a % of total loans           1.54          1.55
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

     The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the net assets acquired by approximately $15.3 million. This amount was recognized as intangible assets, consisting of goodwill of $13.5 million and a core deposit intangible asset of $1.8 million recognized apart from goodwill. Amounts attributable to NBF are included in the Company's consolidated financial statements from the date of acquisition.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill recorded in the NBF acquisition will not be amortized to expense, but instead will be reviewed for impairment at least annually, with impairment losses charged to expense if and when they occur. The core deposit intangible asset recognized apart from goodwill is being amortized to expense using an accelerated method over its estimated useful life of approximately nine years (with approximately 75% amortized in the first four years), and will be evaluated annually for impairment. Core deposit amortization expense was $127,000 for the three-month period ending December 31, 2002.

4.    Comprehensive Income
      --------------------

     Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale net of any gain (loss) on securities sold during the period. The Company's total comprehensive income was $2.4 million and $1.7 million for the three months ended December 31, 2002 and 2001, respectively.

     Accumulated other comprehensive income in the consolidated statements of financial condition at December 31, 2002 and September 30, 2002 substantially represented the after-tax net unrealized gain on securities available for sale.

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

     Weighted average common shares used in calculating basic earnings per share for the three months ended December 31, 2002 and 2001 were 7,721,560 and 7,686,230, respectively.

     Diluted earnings per share was computed based on 7,858,438 shares for the three months ended December 31, 2002 (including 136,878 common-equivalent shares) and 7,807,529 shares for the three months ended December 31, 2001 (including 121,299 common-equivalent shares). The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

6.    Guarantor's Obligations under Guarantees
      ----------------------------------------

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

     As of December 31, 2002, the Company had $8.1 million in outstanding letters of credit commitments, of which $1.6 million were secured by cash collateral. Management does not expect that the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (see "Recent Accounting Standards") will impact the Company's results of operations or financial condition.

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

     The Company's significant accounting policies are summarized in Note 3 to the consolidated financial statements included in its September 30, 2002 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgement involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

     As discussed in Note 3 to the consolidated financial statements included in
Item 1 of this report, the Company completed its acquisition of NBF in April 2002. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to NBF have been included in the Company's consolidated financial statements from the date of acquisition.

     In April 2002, the Company announced the formation of PMB to serve the banking needs of municipalities throughout Rockland and Orange Counties. The formation of PMB eliminated the regulatory barriers previously preventing Provident Bank from accepting the deposit of public funds.

  Comparison of Financial Condition at December 31, 2002 and September 30, 2002

     Total assets at December 31, 2002 were $1.1 billion, an increase of $30.4 million, or 3.0%, over assets of $1.0 billion at September 30, 2002. Average total assets for the three months ended December 31, 2002 were $1.0 billion, an increase of $144.3 million, or 16.1%, over average total assets of $895.5 million in the three months ended December 31, 2001.

     Net loans at December 31, 2002 were $682.7 million, an increase of $21.9 million, or 3.3%, over net loan balances of $660.8 million at September 30, 2002. Over the first three months of its new fiscal year, the Bank experienced growth of $20.1 million in the residential loan portfolio, reflecting continued refinancing activity. The allowance for loan losses was increased by $300,000 to $10.7 million at December 31, 2002 from $10.4 million at September 30, 2002.

     The total securities portfolio decreased to $289.4 million at December 31, 2002 from $292.9 million at September 30, 2002, a decrease of $3.5 million, or 1.2%. The portfolio is invested primarily in US government agency issued mortgage-backed securities and agency notes, as well as smaller positions in short-term corporate notes and state, county and municipal securities. The decrease in the investment securities balance is due primarily to the sale of securities to fund bank owned life insurance ("BOLI"), the cash value of which is included in "other assets". In addition, accelerated paydowns of certain of the Company's mortgage-backed securities, related to nation-wide refinancing activity, caused the balance held in those securities to decline.

     Total deposits were $821.7 million at December 31, 2002, up $22.1 million, or 2.8%, from $799.6 million at September 30, 2002. The Company generally sees a seasonal increase in deposits in the months of November and December, followed by a similar outflow in January, as local depositors prepare to pay real estate taxes in January. Also, the growing municipal deposit business brought in balances in checking, savings, and certificates of deposit during the quarter.

     Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $1.0 million during the three-month period to $104.0 million at December 31, 2002 from $103.0 million at September 30, 2002, supplementing deposit growth to fund the $21.9 million increase in net loans over the three-month period.

     Stockholders' equity increased by $2.2 million to $113.1 million at December 31, 2002, compared to $110.9 million at September 30, 2002. In addition to net income of $3.0 million for the three months ended December 31, 2002, equity increased by $371,000 due to activity related to the Company's ESOP and management retention plans. Offsetting these increases were cash dividends of $590,000 and a $618,000 decrease in after-tax net unrealized gains on securities available for sale, related primarily to the sale of securities to fund the acquisition of bank owned life insurance ("BOLI").

     The Company has repurchased a total of 330,551 shares of its common stock under its two previously announced repurchase programs, which authorized total repurchases of up to 376,740 shares. Net of stock option-related reissuances, a total of 282,488 treasury shares were held by the Company at December 31, 2002.

           Comparison of Operating Results for the Three Months Ended
                     December 31, 2002 and December 31, 2001

     Net Income. Net income for the three months ended December 31, 2002 was $3.0 million, an increase of $515,000 over net income of $2.5 million for the three months ended December 31, 2001, due primarily to the Bank's strong net interest margin, net of higher operating costs related to its branch expansion. Basic and diluted earnings per share were both $0.39 for the three months ended December 31, 2002, compared to $0.33 and $0.32, respectively, for the same period last year.

     Interest Income. Total interest income for the three months ended December 31, 2002 increased to $15.0 million, an increase of $263,000, or 1.8%, compared to the $14.8 million earned in the prior-year period. The increase was primarily due to higher average balances of interest-earning assets, largely offset by lower average yields on loans and securities, due to lower market interest rates, as well as a shift in asset mix more heavily toward securities than loans. This shift was due, in part, to the addition of NBF assets, the majority of which were securities and other earning assets. Average total interest-earning assets for the three months ended December 31, 2002 were $978.2 million, an increase of $123.8 million, or 14.5%, over average total interest-earning assets for the three months ended December 31, 2001 of $854.4 million.

     The $63.2 million, or 10.4%, increase in average loans to $671.4 million from $608.2 million was attributable to increased balances in all loan types, but especially commercial loans, which grew to an average balance of $213.0 million compared to $175.7 million for the prior-year quarter, an increase of 21.2%. Average residential mortgage loan balances also grew, reaching an average balance of $374.4 million compared to $356.0 million for the prior-year quarter, benefiting from increased activity due to the low market rates. Average yields on the higher loan balances declined to 6.70% from 7.32%. The largest decline in yields was in the consumer loan category, which is made up almost equally of fixed-rate loans with short average maturities and home equity lines of credit, which bear interest rates that float with the prime rate, and that fell significantly compared to a year ago. Average rates paid on consumer loans for the three-month period fell to 5.34% from 6.55%.

     Interest income on securities and other earning assets for the three months ended December 31, 2002 was $3.7 million, an increase of $137,000, or 3.9%, from securities income of $3.5 million for the prior year period. This increase is the net result of a decrease of 95 basis points in the average yield to 4.76% from 5.71%, which was more than offset by a $60.6 million, or 24.6%, increase in the average balances of securities and other earning assets to $306.8 million for the quarter ended December 31, 2002 compared to $246.2 million for the quarter ended December 31, 2001. The decline in yields in securities was due to lower market interest rates as well as to heavy prepayments on mortgage-backed securities, which resulted in faster-than-anticipated amortization of premiums on those securities.

     Interest  Expense.  Total  interest  expense  for the  three  months  ended
December 31, 2002 fell by $1.4 million to $3.4 million, a decrease of 29.3% compared to interest expense of $4.8 million for the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to slow growth in certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing savings, money market and NOW checking deposits among total deposits for the period. Average rates paid on interest-bearing liabilities for the three months ended December 31, 2002 declined by 101 basis points to 1.67% from 2.68% for the same period last year. The lower average rates and change in mix more than offset the increase in average total interest-bearing liabilities, which increased by $96.7 million, or 13.7%, to $805.0 million for the period ended December 31, 2002, compared to an average of $708.3 million for the prior year period.

     For the three months ended December 31, 2002, interest expense on deposits fell by $958,000, or 29.0%, to $2.3 million from $3.3 million in the prior year period. Interest expense on savings accounts increased by $26,000, or 5.4%, to $509,000 from $483,000, due to a 36.7% increase in average balances to $258.4 million from $189.0 million, offsetting the 23 basis points decline in average rates paid to 0.78% from 1.01%. Average balances of money market and NOW checking increased by $20.1 million, or 20.8%, and $8.4 million, or 11.7%, respectively, while their average yields fell by 48 and 9 basis points, respectively, compared to the three months ended December 31, 2001. Interest expense on certificates of deposit fell by $910,000, or 38.1%, to $1.5 million for the three months ended December 31, 2002, from $2.4 million for the same three-month period last year. The average interest rate paid on certificates of deposit fell by 166 basis points to 2.38% for the three months ended December 31, 2002, from 4.04% for the prior-year period. Average balances of certificates of deposit increased by $11.9 million, or 5.1%, to $246.3 million for the current quarter versus $234.4 million for the same quarter last year, partly due to the above-mentioned increased municipal deposit activity.

     For the three months ended December 31, 2002, interest expense on borrowings fell by $444,000, or 29.8%, to $1.0 million from $1.5 million in the prior year period. The average rate paid on total borrowings for the three-month period ended December 31, 2002 decreased 106 basis points to 4.02% from 5.08% for the same period last year. The average amount borrowed declined by $13.1 million, or 11.3%, to $103.1 million for the current quarter, compared to $116.2 million for the same period last year.

     Net Interest Income. Net interest income for the three months ended December 31, 2002 was $11.6 million, compared to $10.0 million for the three months ended December 31, 2001, an increase of $1.6 million or 16.0%. The increase in net interest income was largely due to a $27.2 million increase in average net earning assets to $173.2 million, from $146.0 million, as well as to a 25 basis point increase in net interest rate spread, to 4.42% from 4.17% in the prior year period. Net interest margin increased to 4.72% for the three months ended December 31, 2002, up from 4.63% in the prior year period. Average non interest-earning assets for the three months ended December 31, 2002 increased by $20.4 million compared to the prior year period, while average non interest-bearing liabilities increased by $40.0 million for the same periods.

     As noted in the above discussion, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Also, customers have allowed more of their deposits to linger in checking and savings accounts, as rates in certificate of deposit accounts have appeared unattractive to them. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Such movements may cause a decrease in interest rate spread and net interest margin. Should market interest rates continue to fall, the rates on interest-earning assets could fall to a greater extent than rates on interest-bearing liabilities, as certain of the latter rates may have already reached market minimums.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain an allowance for loan losses to absorb probable loan losses inherent in the existing portfolio. In determining the allowance for loan losses, management considers past loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is determined based on various estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses using a consistently-applied methodology. The Company recorded $300,000 and $225,000 in loan loss provisions during the three months ended December 31, 2002 and 2001, respectively.

     Non-Interest Income. Non-interest income is composed primarily of fee income for bank services, and also includes loan servicing fees and gains and losses from the sale of loans and securities. Non-interest income for the three months ended December 31, 2002 was $2.0 million compared to $1.3 million for the three months ended December 31, 2001, an increase of $719,000, or 56.0%. This increase was primarily attributable to net securities gains which were $657,000 for the current three-month period, compared to gains of $147,000 recorded in the same period a year ago. Also contributing to this increase was an increase of $113,000, or 11.6%, in banking fees and service charges, as increases in transaction account volumes generated higher fee income. Other non-interest income increased to $257,000, up from $161,000 in the prior year, due primarily to volume-related increases in loan fee income ($75,000) and net debit card fees ($39,000).

     Non-Interest Expense. Non-interest expenses for the three months ended December 31, 2002 were $8.5 million, a $1.3 million or 18.5% increase over expenses of $7.2 million for the three months ended December 31, 2001. The increase was primarily attributable to increases in compensation and occupancy expenses of $838,000, or 21.7%, and $152,000, or 14.0%, respectively, due to annual salary and benefit increases, the opening of a new branch, and the addition of NBF branches and staff. Of the $838,000 increase in compensation expenses, $156,000 or 18.6% of the total increase, was attributable to increased costs for the Company's stock-based compensation plans based on an increase in the average market value of its common stock to $29.96 per share for the three months ended December 31, 2002 from $24.34 per share for the same period last year. Data processing expense also increased by $170,000, or 42.2%, related to higher deposit and loan volumes. Additionally, the Company incurred $127,000 in costs related to the amortization of the NBF core deposit intangible during the current three-month period, while there were no similar expenses in the prior year.

     Income Taxes. Income tax expense was $1.8 million for the three months ended December 31, 2002 compared to $1.3 million for the same period in 2001, as tax strategies implemented in the past had a smaller relative impact due to growth in the Company's pre-tax income. On December 30, 2002 the Company contributed $12.0 million to fund a Bank Owned Life Insurance ("BOLI") program. The BOLI will generate a federal tax benefit in subsequent reporting periods. The effective tax rates in the 2002 and 2001 first quarters were 37.5% and 34.8%, respectively.

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

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2002, originations of loans for portfolio totaled $100.1 million, originations of loans held for sale totaled $8.7 million and purchases of securities totaled $39.9 million. During the three months ended December 31, 2001, loan originations (including loans held for sale) totaled $59.6 million and purchases of securities totaled $21.8 million. For the three-month period ended December 31, 2002, these investing activities were funded primarily by principal repayments on loans ($86.4 million), by proceeds from sales and maturities of securities ($43.5 million), and by deposit growth ($22.1 million). Loan origination commitments totaled $71.9 million at December 31, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

     The Company monitors its liquidity position on a daily basis. Excess short-term liquidity, if any, is usually invested in overnight federal funds sold. At December 31, 2002, the Company held no federal funds sold. The Company generally remains fully invested and utilizes additional sources of funds through FHLB borrowings, which amounted to $104.0 million at December 31, 2002.

     At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $87.5 million, or 8.5% of adjusted assets (which is above the required level of $41.2 million, or 4.0%) and a total risk-based capital level of $95.1 million, or 15.6% of risk-weighted assets (which is above the required level of $48.7 million, or 8.0%). In order to be classified as well capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2002, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

     The following table sets forth the Bank's regulatory capital position at December 31, 2002 and September 30, 2002, compared to OTS requirements.

                                                                   OTS Requirements
                                                       -----------------------------------------
                                                         Minimum Capital     For Classification
                                   Bank Actual              Adequacy         as Well Capitalized
                                -----------------      -----------------     -------------------
                                Amount      Ratio      Amount      Ratio     Amount        Ratio
                                ------      -----      ------      -----     ------        -----
                                                    (Dollars in thousands)
December 31, 2002

Tangible capital               $87,485       8.5%     $15,460       1.5%     $    --         --%
Tier 1 (core) capital           87,485       8.5       41,227       4.0       51,534        5.0
Risk-based capital:
     Tier 1                     87,485      14.4           --        --       36,548        6.0
     Total                      95,137      15.6       48,730       8.0       60,913       10.0

September 30, 2002

Tangible capital               $84,307       8.5%     $14,963       1.5%     $    --         --%
Tier 1 (core) capital           84,307       8.5       39,901       4.0       49,875        5.0
Risk-based capital:
     Tier 1                     84,307      14.2           --        --       35,552        6.0
     Total                      91,747      15.5       47,403       8.0       59,254       10.0

     The intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of calculating regulatory capital measures. However, the Bank continues to be classified as a well-capitalized institution.

Recent Accounting Standards

     In November 2002, the Financial Accounting Standards Board ("the FASB") issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN No. 45 in this Form 10-Q (see Note 6).

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will impact our results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect that the provisions of FIN No. 46 will impact our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2002, although the dramatic increase in net interest spread in the past nine months could be adversely impacted by a rise in short term interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates fall significantly below current levels, the Company's net interest margin might also be negatively affected, as competitive pressures could keep the Company from reducing rates much lower on its deposits. Such movements may cause a decrease in interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 4. Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

     There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these disclosure controls and procedures subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

     George Strayton, Chief Executive Officer and Katherine A. Dering, Chief Financial Officer of Provident Bancorp, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the quarterly report on Form 10-Q for the quarter ended December 31, 2002 and that to the best of his or her knowledge:

      (1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.


                                                    ----------------------------
Date:  February     , 2003                          George Strayton
                                                    Chief Executive Officer


                                                    ----------------------------
Date:  February    , 2003                           Katherine A. Dering
                                                    Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Provident Bancorp, Inc.
                                    (Registrant)


                             By:    \s\ George Strayton
                                    --------------------------------------------
                                    George Strayton
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

                             Date:  February 12, 2003



                             By:    \s\ Katherine A. Dering
                                    --------------------------------------------
                                    Katherine A. Dering
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             Date:  February 12, 2003

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------


I, George Strayton, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         February 12, 2003                \s\ George Strayton
         -----------------                -------------------------------------
         Date                             George Strayton
                                          President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------


I, Katherine A. Dering, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         February 12, 2003                \s\ Katherine A. Dering
         -----------------                -------------------------------------
         Date                             Katherine A. Dering
                                          Senior Vice President and
                                          Chief Financial Officer


28