Form 10-Q/A
period 2003-03-25
PROVIDENT BANCORP INC/NY/
filed 2003-03-25
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                ------------------------------------------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
             ------------------------------- ---------  -----------

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Federal                                  06-1537499
         ------------------------------                    -----------------
         (State or Other Jurisdiction of                  (IRS Employer ID No.)
         Incorporation or Organization)

         400 Rella Boulevard, Montebello, New York              10901
         -------------------------------------------            -----
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

         (1)  Yes [X]     No[ ]

         (2)  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes of Common Stock                            Shares Outstanding
         -----------------------                            ------------------
            $0.10 per share                                      7,997,512
                                                          as of January 31, 2003

                             PROVIDENT BANCORP, INC.
                                   FORM 10-Q/A
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002


     This Form 10-Q is being filed to report Item 6(b), Reports on Form 8-K, which was inadvertently omitted from the previous filing.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 99.1. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

     On December 3, 2002, the Company filed a Report on Form 8-K to report information for Item 7 and Item 9. The Company provided Regulation FD disclosure of a slide presentation to be made at the Friedman Billings Ramsey 9th Annual Investor Conference, discussing the Company's current and historic performance and strategies. The slide presentation was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Provident Bancorp, Inc.
                                (Registrant)


                                  By:/s/ George Strayton
                                     ---------------------------------------
                                     George Strayton
                                     President and Chief Executive Officer
                                    (Duly Authorized Representative)

                                    Date:    March 17, 2003



                                By: /s/ Christina L. Maier
                                    ---------------------------------------
                                     Christina L. Maier
                                     Vice President and
                                     Controller
                                    (Principal Financial and Accounting Officer)

                                    Date:    March 17, 2003

                    Certification of Chief Executive Officer
                    ----------------------------------------
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, George Strayton, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Provident Bancorp, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other fachhtors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         March 17, 2003
         Date
                                           /s/ George Strayton
                                           -------------------------------------
                                           George Strayton
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
                    ----------------------------------------
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Christina L. Maier, Vice President and Controller (chief financial officer), certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Provident Bancorp, Inc.;

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



         March 17, 2003                    /s/ Christina L. Maier
         --------------                    -------------------------------------
         Date                              Christina L. Maier
                                           Vice President and Controller
                                          (Principal Financial and Accounting
                                           Officer)