Form 10-Q
period 2003-05-15
PROVIDENT BANCORP INC/NY/
filed 2003-05-15
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

              United States of America                       06-1537499
           (State or Other Jurisdiction of              (IRS Employer ID No.)
            Incorporation or Organization)

      400 Rella Boulevard, Montebello, New York                10901
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

      Yes |X|  No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes of Common Stock                Shares Outstanding
           -----------------------                ------------------

                $0.10 per share                        7,969,302
                                                    as of May 7, 2003

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at
         March 31, 2003 and September 30, 2002                              3-4

         Consolidated Statements of Income for the Three Months and
         Six Months Ended March 31, 2003 and 2002                            5

         Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended March 31, 2003 and 2002                   6-7

         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 2003 and 2002                                      8-9

         Consolidated Statements of Comprehensive Income for the
         Three Months and Six Months Ended March 31, 2003 and 2002          10

         Notes to Consolidated Financial Statements                        11-18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               19-32

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                  32

Item 4.  Controls and Procedures                                            32

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  33

Item 2.  Changes in Securities and Use of Proceeds                          33

Item 3.  Defaults upon Senior Securities                                    33

Item 4.  Submission of Matters to a Vote of Security Holders                34

Item 5.  Other Information                                                  34

Item 6.  Exhibits and Reports on Form 8-K                                   35

         Signature                                                          36

         Exhibit 99.1                                                       37

         Certifications Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                        38-41

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

                                                                            At                   At
Assets                                                                March 31, 2003      September 30, 2002
------                                                                --------------      ------------------
Cash and due from banks                                                 $    31,861          $    35,093
Securities (Note 7):
     Available for sale, at fair value (amortized cost of
          $227,437 at March 31, 2003 and $196,718 at
          September 30, 2002)                                               234,906              206,146
     Held to maturity, at amortized cost (fair value of $96,805
          at March 31, 2003 and $90,706 at September 30, 2002)               93,289               86,791
     Regulatory Securities, at cost                                           5,970                5,348
                                                                        -----------          -----------
         Total securities                                                   334,165              298,285
                                                                        -----------          -----------

Loans (Notes 5)                                                             690,593              671,199
     Allowance for loan losses (Note 3)                                     (10,901)             (10,383)
                                                                        -----------          -----------
         Total loans, net                                                   679,692              660,816
                                                                        -----------          -----------
Accrued interest receivable, net                                              5,168                5,491
Premises and equipment, net                                                  11,344               11,071
Goodwill (Note 4)                                                            13,540               13,540
Bank owned life insurance                                                    12,161                   --
Other assets                                                                  3,322                3,405
                                                                        -----------          -----------
         Total assets                                                   $ 1,091,253          $ 1,027,701
                                                                        ===========          ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

                                                                               At                At
Liabilities and Stockholders' Equity                                    March 31, 2003    September 30, 2002
------------------------------------                                    --------------    ------------------
Liabilities:
     Deposits (Note 6):
         Non interest bearing                                             $   122,817         $   110,131
         Interest bearing                                                     717,784             689,495
                                                                          -----------         -----------
         Total deposits                                                       840,601             799,626
     Borrowings                                                               119,388             102,968
     Mortgage escrow funds                                                      7,645               3,747
     Other                                                                     10,074              10,493
                                                                          -----------         -----------
         Total liabilities                                                    977,708             916,834
                                                                          -----------         -----------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                          --                  --
Common stock (par value $0.10 per share; 20,000,000 shares
  authorized; 8,280,000 shares issued; 7,972,102 and 7,997,512 shares outstanding at March 31, 2003 and September 30, 2002,
  respectively)                                                                   828                 828
Additional paid-in capital                                                     36,979              36,696
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (147,082 shares at March 31, 2003
  and 162,538 shares at September 30, 2002, respectively)                      (1,785)             (1,974)
Common stock awards under recognition and retention plan ("RRP")                 (852)             (1,108)
Treasury stock, at cost  (307,898 shares at March 31, 2003 and
  282,488 shares at September 30, 2002, respectively)                          (6,854)             (5,874)
Retained earnings                                                              80,819              76,727
Accumulated other comprehensive income                                          4,410               5,572
                                                                          -----------         -----------
         Total stockholders' equity                                           113,545             110,867
                                                                          -----------         -----------
         Total liabilities and stockholders' equity                       $ 1,091,253         $ 1,027,701
                                                                          ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

                                                           For the Three Months          For the Six Months
                                                              Ended March 31,              Ended March 31,
                                                              ---------------              ---------------
                                                           2003           2002           2003           2002
                                                           ----           ----           ----           ----
Interest and dividend income:
      Loans                                             $   11,129     $   11,002     $   22,475     $   22,222
      Securities                                             3,296          3,532          6,968          7,067
      Other earning assets                                      14             24             20             30
                                                        ----------     ----------     ----------     ----------
Total interest and dividend income                          14,439         14,558         29,463         29,319
                                                        ----------     ----------     ----------     ----------
Interest expense:
     Deposits                                                1,965          2,698          4,310          6,001
     Borrowings                                                982          1,494          2,026          2,982
                                                        ----------     ----------     ----------     ----------
Total interest expense                                       2,947          4,192          6,336          8,983
                                                        ----------     ----------     ----------     ----------
Net interest income                                         11,492         10,366         23,127         20,336
Provision for loan losses (Note 3)                             300            175            600            400
                                                        ----------     ----------     ----------     ----------
Net interest income after provision for loan losses         11,192         10,191         22,527         19,936
                                                        ----------     ----------     ----------     ----------
Non-interest income:
     Banking fees and service charges                        1,114            935          2,203          1,911
     Gain on sales of securities available for sale            427             90          1,084            237
     Gains on sales of loans                                   403             34            442             40
     Other                                                     423            171            641            326
                                                        ----------     ----------     ----------     ----------
Total non-interest income                                    2,367          1,230          4,370          2,514
                                                        ----------     ----------     ----------     ----------
Non-interest expense:
     Compensation and employee benefits                      5,304          3,976          9,999          7,833
     Occupancy and office operations                         1,254          1,182          2,490          2,266
     Advertising and promotion                                 495            304            911            705
     Consulting fees                                           210             72            423            198
     Data processing                                           528            440          1,101            843
     Amortization of core deposit intangible                   115             --            242             --
     Other                                                   1,651          1,296          2,864          2,578
                                                        ----------     ----------     ----------     ----------
Total non-interest expense                                   9,557          7,270         18,030         14,423
                                                        ----------     ----------     ----------     ----------
Income before income tax expense                             4,002          4,151          8,867          8,027
Income tax expense                                           1,482          1,550          3,306          2,900
                                                        ----------     ----------     ----------     ----------
Net income                                              $    2,520     $    2,601     $    5,561     $    5,127
                                                        ==========     ==========     ==========     ==========
Weighted average common shares:
     Basic                                               7,717,668      7,703,009      7,719,635      7,694,528
     Diluted                                             7,835,432      7,847,100      7,834,907      7,825,278
Per common share:  (Note 8)
     Basic                                              $     0.33     $     0.34     $     0.72     $     0.67
     Diluted                                                  0.32           0.33           0.71           0.66
     Dividends declared                                       0.14           0.10           0.27           0.18
     Book value at period end                                                         $    14.24     $    13.15

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2003
(Unaudited)
(In thousands, except share data)

                                                                          Common                         Accumulated
                                               Additional  Unallocated    Stock                             Other          Total
                                      Common    Paid-In       ESOP        Awards   Treasury   Retained  Comprehensive  Stockholders'
                                      Stock     Capital      Shares     Under RRP    Stock    Earnings     Income         Equity
                                      -----     -------      ------     ---------    -----    --------     ------         ------
Balance at September 30, 2002        $   828    $ 36,696    $(1,974)     $(1,108)   $(5,874)   $76,727      $5,572       $110,867
Net income                                                                                       5,561                      5,561
Cash dividends paid ($0.27
  per share)                                                                                    (1,335)                    (1,335)
Purchases of treasury stock
  (37,500 shares)                                                                    (1,157)                               (1,157)
Stock options exercised
  (12,090 shares)                                                                       177       (134)                        43
ESOP shares allocated or committed
  to be released for allocation
  (15,456 shares)                                    283        189                                                           472
Vesting of RRP shares                                                        256                                              256
Decrease in net unrealized gain
  on securities available for sale,
  net of taxes of $787                                                                                      (1,172)        (1,172)
Decrease in net unrealized loss
  on cash flow hedges, net of
  taxes of $(6)                                                                                                 10             10
                                     -------    --------    -------      -------    -------    -------      ------       --------
Balance at March 31, 2003            $   828    $ 36,979    $(1,785)     $  (852)   $(6,854)   $80,819      $4,410       $113,545
                                     =======    ========    =======      =======    =======    =======      ======       ========

See accompanying notes to unaudited  consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2002
(Unaudited)
(In thousands, except share data)

                                                                          Common                        Accumulated
                                              Additional   Unallocated     Stock                            Other         Total
                                     Common     Paid-In        ESOP       Awards    Treasury  Retained  Comprehensive  Stockholders'
                                      Stock     Capital       Shares     Under RRP   Stock    Earnings     Income         Equity
                                      -----     -------       ------     ---------   -----    --------     ------         ------
Balance at September 30, 2001         $828      $ 36,535     $(2,350)     $(1,729)  $(4,298)   $69,252     $ 4,382       $102,620
Net income                                                                                       5,127                      5,127
Cash dividends paid ($0.18
  per share)                                                                                      (851)                      (851)
Purchases of treasury stock
  (8,000 shares)                                                                       (219)                                 (219)
Stock option exercises
  (27,333 shares)                                                                       288        (99)                       189
ESOP shares allocated or committed
  to be released for allocation
  (15,456 shares)                                    213         188                                                          401
Vesting of RRP shares                                                         310                                             310
Decrease in net unrealized gain
  on securities available for
  sale, net of taxes of $1,190                                                                              (1,786)        (1,786)
Decrease in net unrealized loss on
  cash flow hedges, net of
  taxes of $(12)                                                                                                19             19
                                      ----      --------     -------      -------   -------    -------     -------       --------
Balance at March 31, 2002             $828      $ 36,748     $(2,162)     $(1,419)  $(4,229)   $73,429     $ 2,615       $105,810
                                      ====      ========     =======      =======   =======    =======     =======       ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

                                                               For the Six Months
                                                                 Ended March 31,
                                                                 ---------------
                                                               2003           2002
                                                               ----           ----
Cash flows from operating activities:
Net income                                                  $   5,561      $   5,127
Adjustments to reconcile net income to net cash
  provided by operating activities:
         Provision for loan losses                                600            400
         Depreciation and amortization of premises
           and equipment                                          961            872
         Amortization of core deposit intangible                  242             --
         Gain on sales of securities available for sale        (1,084)          (238)
         Gain on sales of loans held for sale                    (442)            40
         Net amortization of premiums and discounts
           on securities                                          487            102
         ESOP and RRP expense                                     728            711
         Originations of loans held for sale                  (13,501)        (8,659)
         Proceeds from sales of loans held for sale            13,775          8,009
         Deferred income tax (benefit) expense                    570         (3,209)
         Net changes in accrued interest receivable
           and payable                                            204            (14)
         Other adjustments (principally net changes
           in other assets and other liabilities)                (632)         3,238
                                                            ---------      ---------
              Net cash provided by operating activities         7,469          6,379
                                                            ---------      ---------

Cash flows from investing activities:
Purchases of securities:
         Available for sale                                   (81,392)       (27,913)
         Held to maturity                                     (24,809)        (6,332)
Proceeds from maturities, calls and other
  principal payments on securities:
         Available for sale                                    35,279          7,461
         Held to maturity                                      18,188         11,414
Proceeds from sales of securities available for sale           16,113         12,060
Loan originations                                            (188,865)      (113,797)
Loan principal payments                                       169,556         96,955
Purchases of regulatory securities                               (622)        (1,108)
Purchase of bank owned life insurance                         (12,000)            --
Purchases of premises and equipment                            (1,234)        (1,064)
Other adjustments                                                 218             --
                                                            ---------      ---------
              Net cash used in investing activities           (69,568)       (22,324)
                                                            ---------      ---------

                                                                     (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited) (In thousands)

                                                            For the Six Months
                                                              Ended March 31,
                                                              ---------------
                                                            2003          2002
                                                            ----          ----
Cash flows from financing activities:
     Net increase in transaction and savings deposits     $ 41,992      $ 44,906
     Net decrease in time deposits                            (994)      (20,124)
     Borrowings                                             40,000        17,884
     Repayments of borrowings                              (23,580)      (11,028)
     Net increase in mortgage escrow funds                   3,898         1,839
     Treasury shares purchased                              (1,157)         (219)
     Exercises of stock options                                 43           189
     Cash dividends paid                                    (1,335)         (851)
                                                          --------      --------
         Net cash provided by financing activities          58,867        32,596
                                                          --------      --------

Net (decrease) increase in cash and cash equivalents        (3,232)       16,651

Cash and cash equivalents at beginning of period            35,093        16,447
                                                          --------      --------
Cash and cash equivalents at end of period                $ 31,861      $ 33,098
                                                          ========      ========

Supplemental information:
     Interest payments                                    $  6,455      $  9,145
     Income tax payments                                     3,231         4,422
     Transfer of loans to real estate owned                     99           162
     Net change in unrealized gains recorded on
         securities available for sale                    $ (1,959)     $ (2,980)
     Change in deferred taxes on unrealized gains
         on securities available for sale                      783         1,178

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                            Three Months              Six Months
                                                           Ended March 31,          Ended March 31,
                                                           ---------------          ---------------
                                                          2003        2002          2003        2002
                                                          ----        ----          ----        ----
Net income:                                             $ 2,520      $ 2,601      $ 5,561      $ 5,127
Other comprehensive income (loss):
Net unrealized losses on securities
       available for sale:
      Net unrealized holding losses
         arising during the year, net of taxes of
         $197, $585, $349 and $1,095                       (292)        (877)        (522)      (1,643)

      Less reclassification adjustment for
         net realized gains included in net income,
         net of taxes of $171, $36, $434, and $95          (256)         (54)        (650)        (143)
Net unrealized gain on
      derivatives, net of taxes
      of ($2), ($5), ($6) and ($12)                           4            8           10           19
                                                        -------      -------      -------      -------
Other comprehensive loss                                   (544)        (923)      (1,162)      (1,767)
                                                        -------      -------      -------      -------
Comprehensive income                                    $ 1,976      $ 1,678      $ 4,399      $ 3,360
                                                        =======      =======      =======      =======

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

      The consolidated financial statements include the accounts of Provident Bancorp, Inc., Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through March 31, 2003, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to (i) loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities, and (ii) interest rate cap agreements used as part of its interest rate risk management ($30 million notional amount, expired 4/7/03). The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2002.

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

      Certain prior-year amounts have been reclassified to conform to the current-year presentation.

      Stock-Based Compensation

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period. In April 2003 the FASB decided to require all companies to expense the value of employee stock options but has not decided how to measure the fair value of the options. As such, the financial statement impact of stock option expensing is not known at this time.

                                                                    Three-months                      Six-months
                                                                       Ended                            Ended
                                                                      March 31,                        March 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                 2003           2002            2003              2002
                                                              ---------       ---------       ---------       ---------
Net income, as reported                                       $   2,520       $   2,601       $   5,561       $   5,127
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net ofrelated tax effects                                        (77)            (76)           (153)           (161)


Pro forma net income                                          $   2,443       $   2,525       $   5,408       $   4,966

Earnings per share
   Basic - as reported                                        $    0.33       $    0.34       $    0.72       $    0.67
   Basic - pro forma                                               0.32            0.33            0.70            0.65
   Diluted - as reported                                           0.32            0.33            0.71            0.66
   Diluted - pro forma                                             0.31       $    0.32            0.69       $    0.63

2.    Critical Accounting Policies

      The accounting and reporting policies of Provident Bancorp, Inc. are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 3 (Summary of Significant Accounting Policies) of the 2002 Annual Report on Form 10-K, provide detail with regard to the Corporation's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 2002.

3.    Allowance for Loan Losses and Non-Performing Assets

      The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

      The allowance for loan losses is the amount that management has determined to be necessary to absorb probable loan losses inherent in the existing portfolio. Management's evaluations, which are subject to periodic review by the Company's regulators, are made using a consistently-applied methodology that takes into consideration such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                             Three Months                 Six Months
                                            Ended March 31,             Ended March 31,
                                            ---------------             ---------------
                                          2003          2002          2003          2002
                                          ----          ----          ----          ----
                                                        (In thousands)
      Balance at beginning of period     $ 10,687      $ 9,334      $ 10,383      $ 9,123
      Provision for loan losses               300          175           600          400
      Charge-offs                            (117)         (75)         (131)        (102)
      Recoveries                               31           69            49           82
                                         ========      =======      ========      =======
      Balance at end of period           $ 10,901      $ 9,503      $ 10,901      $ 9,503
                                         ========      =======      ========      =======

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                    March 31, 2003     September 30, 2002
                                                                    --------------     ------------------
                                                                              (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans                     $1,798                $2,291
     Commercial real estate, commercial business
       and construction loans                                             3,717                 2,492
     Consumer loans                                                         119                   171
                                                                         ------                ------
       Total non-performing loans                                         5,634                 4,954

Real estate owned:
     One- to four-family residential                                        140                    41
                                                                         ------                ------
       Total non-performing assets                                       $5,774                $4,995
                                                                         ======                ======

Ratios:
     Non-performing loans to total loans                                   0.82%                 0.74%
     Non-performing assets to total assets                                 0.53                  0.49
     Allowance for loan losses to total
       non-performing loans                                              193.48                209.59
     Allowance for loan losses to total loans                              1.58                  1.55

4.    Acquisition of The National Bank of Florida

      On April 23, 2002, the Company consummated its acquisition, for cash, of The National Bank of Florida ("NBF"), which was merged with and into Provident Bank. The transaction was valued at approximately $28.1 million. At the acquisition date, NBF had total assets of approximately $104 million and total deposits of approximately $88 million.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The excess of the total acquisition cost over the fair value of the net assets acquired was recorded as intangible assets (consisting of both goodwill and a core deposit intangible asset recognized apart from goodwill) and is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Amounts attributable to NBF are included in the Company's consolidated financial statement from the date of acquisition.

     In accordance with SFAS No. 142, goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset, ($1.3 million and $1.5 million at March 31, 2003 and September 30, 2002, respectively), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

5.    Loans

      Major classifications of loans are summarized below (in thousands):

                                            March 31, 2003   September 30, 2002
                                            --------------   ------------------

      Real estate - residential mortgage         $386,629          $366,111
      Real estate - commercial mortgage           172,214           163,329
      Real estate - construction                    8,564            17,020
      Commercial and industrial                    41,749            41,320
      Consumer                                      6,024             6,812
      Other loans                                  75,413            76,607
                                                 --------          --------
           Total                                 $690,593          $671,199
                                                 ========          ========

6.    Deposits

      Major classifications of deposits are summarized below (in thousands):

                                            March 31, 2003   September 30, 2002
                                            --------------   ------------------

      Demand deposits:
           Retail                               $ 61,078          $ 54,399
           Commercial and municipal               61,739            55,732
      NOW                                         84,751            82,983
                                                --------          --------
           Total transaction accounts            207,568           193,114
      Money market                               130,664           115,065
      Savings                                    259,857           247,918
      Time under $100,000                        196,532           204,967
      Time over $100,000                          45,980            38,562
                                                --------          --------
           Total                                $840,601          $799,626
                                                ========          ========

7.    Securities


The following is a summary of securities available for sale (AFS) at March 31, 2003 and September 30, 2002 (in thousands):

                                                                                    Available for Sale Portfolio
                                                                                            March 31, 2003
                                                                 ==============================================================
                                                                                     Gross           Gross
                                                                 Amortized        Unrealized       Unrealized            Fair
                                                                   Cost              Gains           Losses              Value
                                                                 ==============================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                               $ 50,899           $1,513           $(124)           $ 52,288
         Collateralized mortgage obligations                        33,204              153              (3)             33,354
         SBAs and other                                              1,065                7              --               1,072
         ----------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed and SBA securities                   85,168            1,673            (127)             86,714
         ----------------------------------------------------------------------------------------------------------------------
Investment Securities
         U.S. Government and federal agency
             securities                                            123,138            3,887              --             127,025
         Corporate debt securities                                  18,025            1,435              --              19,460
         Equity securities                                           1,106              701            (100)              1,707
         ----------------------------------------------------------------------------------------------------------------------
         Total investment securities                               142,269            6,023            (100)            148,192
         ----------------------------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------------------------
         Total available for sale                                 $227,437           $7,696           $(227)           $234,906
         ======================================================================================================================

                                                                                 Available for Sale Portfolio
                                                                                       September 30, 2002
                                                                 ==============================================================
                                                                                     Gross           Gross
                                                                 Amortized        Unrealized       Unrealized            Fair
                                                                   Cost              Gains           Losses              Value
                                                                 ==============================================================
Mortgage-backed and SBA Securities
         Mortgage-backed Securities                               $ 35,097           $2,048           $  --            $ 37,145
         Collateralized mortgage obligations                        21,352              161             (10)             21,503
         SBAs and other                                              1,105                5              --               1,110
         ----------------------------------------------------------------------------------------------------------------------
         Total mortgage-backed and SBA securities                   57,554            2,214             (10)             59,758
         ----------------------------------------------------------------------------------------------------------------------
Investment Securities
         U.S. Government and federal agency
             securities                                            107,972            4,201              --             112,173
         Corporate debt securities                                  30,079            2,065              --              32,144
         Equity securities                                           1,113            1,060            (102)              2,071
         ----------------------------------------------------------------------------------------------------------------------
         Total investment securities                               139,164            7,326            (102)            146,388
         ----------------------------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------------------------
         Total available for sale                                 $196,718           $9,540           $(112)           $206,146
         ======================================================================================================================

The following is a summary of securities held to maturity (HTM) at March 31, 2003 and September 30, 2002 (in thousands):

                                                                           Held to Maturity Portfolio
                                                                                  March 31, 2003

                                                                              Gross          Gross
                                                           Amortized       Unrealized      Unrealized            Fair
                                                              Cost            Gains          Losses             Value
                                                           ===========================================================
Mortgage-backed Securities
         Mortgage-backed securities                         $69,725           $2,624           $ --            $72,349
         Collateralized mortgage obligations                  4,303               67             --              4,370
         -------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities                    74,028            2,691             --             76,719
         -------------------------------------------------------------------------------------------------------------
Investment Securities
         State and municipal securities                      19,261              825             --             20,086
         -------------------------------------------------------------------------------------------------------------
         Total investment securities                         19,261              825             --             20,086
         -------------------------------------------------------------------------------------------------------------
         Total held to maturity                             $93,289           $3,516             --            $96,805
         =============================================================================================================

                                                                            Held to Maturity Portfolio
                                                                                September 30, 2002

                                                                              Gross          Gross
                                                           Amortized       Unrealized      Unrealized            Fair
                                                              Cost            Gains          Losses             Value
                                                           ===========================================================
Mortgage-backed Securities
         Mortgage-backed securities                         $66,078           $2,896           $(21)           $68,953
         Collateralized mortgage obligations                  4,304              124             --              4,428
         -------------------------------------------------------------------------------------------------------------
         Total mortgage-backed securities                    70,382            3,020            (21)            73,381
         -------------------------------------------------------------------------------------------------------------

Investment Securities
         State and municipal securities                      16,409              916             --             17,325
         -------------------------------------------------------------------------------------------------------------
         Total investment securities                         16,409              916             --             17,325
         -------------------------------------------------------------------------------------------------------------
         Total held to maturity                             $86,791           $3,936           $(21)           $90,706
         =============================================================================================================

      At March 31, 2003 and September 30, 2002, the unrealized net gain on securities available for sale (net of tax of $3,059 and $3,856, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $4,410 and $5,572, respectively. Gross realized gains were $427 and $90, respectively, for the three months ended March 31, 2003 and 2002, and $1,084 and $237, respectively, for the six months ended March 31, 2003 and 2002.

      Securities with a carrying amount of $72,596 and $45,280 were pledged as collateral for municipal deposits, borrowings and other purposes at March 31, 2003 and September 30, 2002, respectively.

8.    Earnings Per Common Share

      The number of shares used in the computation of both basic and diluted earnings per share includes all shares issued to Provident Bancorp, MHC, but excludes unallocated ESOP shares that have not been released or committed to be released to participants. Unvested RRP shares are excluded from basic earnings per share calculations only.

      The common equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

      Basic earnings per common share is computed as follows ($ in thousands, except share data):

                                                             For the Three Months                     For the Six Months
                                                                Ended March 31,                        Ended March 31,
                                                           2003                2002                2003                2002
                                                           ----                ----                ----                ----
      Weighted average common shares
           outstanding                                   7,717,668           7,703,009           7,719,635           7,694,528
      Total basic shares                                 7,717,668           7,703,009           7,719,635           7,694,528

      Net income                                            $2,520              $2,601              $5,561              $5,127
      Basic earnings per common share                        $0.33               $0.34               $0.72               $0.67

      Diluted earnings per common share is computed as follows ( $in thousands, except share data):

                                                             For the Three Months                      For the Six Months
                                                                Ended March 31,                          Ended March 31,
                                                                ---------------                          ---------------
                                                           2003                2002                2003                2002
                                                           ----                ----                ----                ----
      Weighted average common shares
           outstanding                                   7,717,668           7,703,009           7,719,635           7,694,528
      Effect of common stock equivalents                   117,764             144,091             115,272             130,750
      Total diluted shares                               7,835,432           7,847,100           7,834,907           7,825,278

      Net income                                            $2,520              $2,601              $5,561              $5,127
      Diluted earnings per common share                      $0.32               $0.33               $0.71               $0.66

9.    Guarantor's Obligations Under Guarantees

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

      As of March 31, 2003, the Company had $6.2 million in outstanding letters of credit, of which $1.5 million were secured by cash collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 2003 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; changes in local and national economic conditions; the extent and timing of actions of the Company's regulators; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; general actions of competitors, other normal business risks such as credit losses, litigation, increases in the levels of non-performing assets, revenues following acquisitions if such revenues are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected. The Company's forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update forward-looking statements to reflect new, changing or unanticipated events or circumstances.

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

      As discussed in Note 4 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of NBF in April 2002. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to NBF have been included in the Company's consolidated financial statements from the date of acquisition.

      In April 2002, the Company announced the formation of PMB, a commercial bank subsidiary of Provident Bank, to serve the banking needs of municipalities throughout Rockland and Orange Counties. Provident Bank is a federally chartered savings association and municipalities in New York may only deposit funds in commercial banks. The formation of PMB provides a vehicle for the deposits that may not be deposited with Provident Bank.

   Comparison of Financial Condition at March 31, 2003 and September 30, 2002

      Total assets as of March 31, 2003 were $1,091.3 million, an increase of $63.6 million, or 6.2% over assets of $1,027.7 million at September 30, 2002.

      Net loans as of March 31, 2003 were $679.7 million, an increase of $18.9 million, or 2.9%, over net loan balances of $660.8 million at September 30, 2002. Residential loans continued to grow during the six-month period, posting an increase of $20.5 million, or 5.6%, over balances at September 30, 2002, primarily in bi-weekly mortgages. Commercial and consumer loans remained relatively unchanged as prepayments and maturities of existing loans virtually offset originations of $89.9 million. Asset quality continues to be strong. At $5.8 million, or 0.53% of total assets, non-performing assets were up slightly from $5.0 million, or 0.49% of total assets at September 30, 2002.

      Total securities increased to $334.2 million at March 31, 2003 from $298.3 million at September 30, 2002, as the Company continued to purchase additional securities funded by growth in deposits and advances from the Federal Home Loan Bank.

      Total deposits increased by $41.0 million to $840.6 million, an increase of 5.1% over balances of $799.6 million at September 30, 2002. Deposit growth has occurred in transaction account, savings and money market account products, while certificates of deposit were virtually unchanged. The largest deposit growth has occurred in savings and money market accounts, which increased to $390.5 million at March 31, 2003 from $363.0 million at September 30, 2002, an increase of $27.5 million, or 7.6%. Transaction accounts posted an increase of $14.5 million, or 7.5%, to $207.6 million. During the same time period, total certificates of deposit declined by $1.0 million as municipal certificates of deposit grew to $15.5 million, while all other certificates decreased to $227.0 million. The overall deposit increase is primarily due to improved marketing efforts, coupled with new product offerings. Total municipal deposits equaled $26.7 million at March 31, 2003 compared to $8.8 million at September 30, 2002. Provident began taking in municipal deposits in April 2002 after the formation of PMB.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $16.4 million during the six-month period to $119.4 million at March 31, 2003 from $103.0 million at September 30, 2002, primarily to fund loans and investments as noted above.

      Stockholders' equity increased by $2.6 million to $113.5 million at March 31, 2003 compared to $110.9 million at September 30, 2002. In addition to net income of $5.6 million for the six-month period, equity increased by $0.8 million due to activity related to the Company's ESOP, stock option and management retention plans. Partially offsetting these increases were cash dividends and treasury share purchases, which reduced stockholders' equity by $1.3 million and $1.1 million, respectively, and the change in after-tax unrealized gains on securities available for sale, which decreased equity by $1.2 million.

      During the first six months of fiscal 2003, the Company repurchased 37,500 shares of common stock, bringing the total shares repurchased to 368,051 shares under its previously announced repurchase programs, which authorized the repurchase of up to 376,740 shares. Net of option-related reissuances, treasury shares held by the Company at March 31, 2003 were 307,898 shares. In March 2003 the Company announced that the Board of Directors authorized the additional repurchase of 177,250 shares of its common stock, which represents 5% of its shares.

           Comparison of Operating Results for the Three Months Ended
                        March 31, 2003 and March 31, 2002

      Net Income. Interest income for the three months ended March 31, 2002 declined by $119,000, or less than 1% compared to the same period of 2002. Interest expense decreased by $1.2 million or 29.7%. This resulted in an increase in net interest income of $1.1 million or 10.6%. The provision for loan losses increased by $125,000 to $300,000 for the quarter ended March 31, 2003. Total non-interest income, which includes an increase in securities gains of $337,000 and gains on sales of loans of $369,000, increased $1.2 million or 100%. Non interest expense, which includes a one-time compensation charge of $324,000, increased by $2.3 million or 31.5%. Net income (after taxes) decreased $81,000 to $2,520,000.

      The relevant performance measures follow:

                                                              Three Months Ended
                                                     March 31, 2003        March 31, 2002
                                                     --------------        --------------
              Per common share:
                 Basic earnings                           $ 0.33                $ 0.34
                 Diluted earnings                           0.32                  0.33
                 Dividends declared                         0.14                  0.10

              Return on average (annualized):
                 Assets                                     0.97%                 1.16%
                 Equity                                     9.09%                 9.88%
                 Tangible equity                           10.50%                 9.90%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                      2003                                   2002
                                                                      ----                                   ----
                                                      Average                                 Average
                                                    Outstanding                  Average    Outstanding                 Average
                                                      Balance       Interest   Yield/Rate     Balance      Interest   Yield/Rate
                                                      -------       --------   ----------     -------      --------   ----------
Interest earning assets:
   Commercial loans (1)                             $  216,172      $  3,788       7.11%      $182,227      $ 3,322       7.39%
   Consumer loans (1)                                   80,896         1,038       5.20         73,395        1,140       6.30
   Other loans (1)                                     386,727         6,303       6.61        362,597        6,540       7.31
                                                    ------------------------                  ---------------------
           Total loans                                 683,795        11,129       6.60        618,219       11,002       7.22
                                                    ------------------------                  ---------------------

   AFS Investments & MBS                               208,780         2,127       4.13        176,627        2,354       5.41
   HTM Investments & MBS                                77,094         1,169       6.15         72,396        1,172       6.60
   Other earning assets                                  3,932            14       1.44          2,378           30       4.09
                                                    ------------------------                  ---------------------
     Total securities & other earning assets           289,806         3,310       4.63        251,401        3,556       5.74
                                                    ------------------------                  ---------------------
     Total interest-earning assets                     973,601        14,439       6.01        869,620       14,558       6.79
  Non-interest-earning assets:
     Cash & Due from Banks                              29,302                                  18,911
     Premises & Equipment                               11,425                                   9,003
     Other assets                                       41,426                                   9,500
                                                    ----------                                --------
  Total assets                                      $1,055,754                                $907,034
                                                    ==========                                ========
Interest bearing liabilities:
   Savings, clubs & escrow                          $  266,936           369       0.56%      $194,946          475       0.99%
   Money market accounts                               116,217           243       0.85        102,070          343       1.36
   NOW checking                                         86,381            55       0.26         68,410           76       0.45
   Certificate accounts                                242,324         1,298       2.17        224,687        1,804       3.26
                                                    ------------------------                  ---------------------
   Total interest-bearing deposits                     711,858         1,965       1.12        590,113        2,698       1.85
   Borrowings                                          105,039           982       3.79        122,813        1,494       4.93
                                                    ------------------------                  ---------------------
    Total interest-bearing liabilities                 816,897         2,947       1.46        712,926        4,192       2.38
Non-interest-bearing liabilities:
     Demand deposits                                   114,519                                  78,451
     Other                                              11,932                                   8,914
                                                    ------------------------                  ---------------------
   Total liabilities                                   943,348         2,947       1.27        800,291        4,192       2.12
Equity                                                 112,406                                 106,743
                                                    ----------                                --------
   Total liabilities and equity                     $1,055,754                                $907,034
                                                    ==========                                ========
Net interest income                                                 $ 11,492                                $10,366
                                                                    ========                                =======
Net interest rate spread                                                           4.55%                                  4.41%
                                                                                   ====                                   ====
Net earning assets                                  $  156,704                                $156,694
                                                    ==========                                ========
Net interest margin                                                                4.79%                                  4.83%
                                                                                   ====                                   ====
Average interest-earning assets                                       119.18%                                121.98%
  to average interest-bearing liabilities                             ======                                 ======

(1)   Includes nonaccrual loans.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                Three Months Ended March 31,
                                                       2003 vs. 2002
                                                 Increase/(Decrease) Due to
                                                 --------------------------

                                          Volume (1)     Rate (1)         Total
                                          ----------     --------         -----
Interest-earning assets
      Consumer loans                       $   111         ($213)        ($102)
      Commercial loans                         600          (134)          466
      Residential loans                        423          (660)         (237)
      Available for sale securities            393          (620)         (227)
      Held to maturity securities               75           (84)           (9)
      Other earning assets                      11           (21)          (10)
                                           -------        ------       -------

      Total interest income                  1,613        (1,732)         (119)

Interest-bearing liabilities
      Savings                                  144          (250)         (106)
      Money market                              43          (143)         (100)
      NOW Checking                              17           (38)          (21)
      Certificates of deposit                  137          (643)         (506)
      Borrowings                              (199)         (313)         (512)
                                           -------        ------       -------
      Total interest expense                   142        (1,387)       (1,245)
                                           -------        ------       -------

Net interest income                        $ 1,471         ($345)      $ 1,126
                                           =======        ======       =======

(1)   Changes in rate/volume have been allocated to rate and volume

     Net Interest Income. Net interest income after provision for loan losses for the three months ended March 31, 2003 was $11.2 million, compared to $10.2 million for the three months ended March 31, 2002, an increase of $1.0 million, or 9.8%. The increase in net interest income was largely due to a $104.0 million increase in average earning assets to $973.6 million during the quarter ended March 31, 2003, as compared to $869.6 million for the same quarter in the prior year, due primarily to the NBF acquisition. The increase in average earning assets was partially offset by a decline in average yield of 78 basis points from 6.79% to 6.01%. A decrease in the average cost of interest bearing liabilities of 92 basis points led to a $1.2 million drop in interest expense for the quarter compared to the same quarter in 2002, even as interest-bearing liabilities increased by $104.0 million. Net interest margin declined by 4 basis points to 4.79%, while net interest rate spread improved by 14 basis points to 4.55%. This increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates since 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities. However, if recently low interest rate levels persist for an extended period of time, the prepayment of assets could continue at a rate exceeding scheduled repayment. Such funds received would most likely be reinvested at lower yields than that of its previously held assets. Also, as the reduction in liability costs have already exceeded the pace at which assets repriced downward, net interest margin may be further compressed. Conversely, if the geopolitical factors and an economic recovery become more apparent, market interest rates could rise. Competitive pressures could cause a rise in the Company's funding costs and lead to pressures on net interest margin.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending, and the levels of non-performing and other classified loans. The amount of the allowance for loan losses is based on estimates, and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company recorded $300,000 and $175,000 in loan loss provisions during the three months ended March 31, 2003 and 2002, respectively.

      Non-Interest Income. Non-interest income for the three months ended March 31, 2003 was $2.4 million compared to $1.2 million for the three months ended March 31, 2002, an increase of $1.2 million, or 100%. Realized gains on securities available for sale were $427,000 for the current three-month period, compared to $90,000 for the same period in the prior year. The Company also recorded gains on sale of loans totaling $403,000, while there was only $34,000 of such gains for the same period last year. Excluding the effects of gains on sales of securities and loans, the increase in non-interest income was $431,000, or 39.0%. Banking fees and services charges increased by $179,000, or 19.1%, due primarily to volume-driven increases in overdraft, NSF, and debit card fees. Loan fees and charges increased by $62,000, or 33.3%, primarily as the result of a $100,000 prepayment fee received. In addition, the formation of a Bank Owned Life Insurance ("BOLI") program in December 2002, generated $161,000 in other income during the current three-month period.

      Non-Interest Expense. Non-interest expenses for the three months ended March 31, 2003 increased by $2.3 million, or 31.5%, to $9.6 million, compared to $7.3 million for the three months ended March 31, 2002. The acquisition of NBF in April, 2002, played a major role in the increases in most categories, as did the opening of a new branch in February, 2003. The Company experienced related increases in compensation and employee benefits of $264,000 and in occupancy and office operations costs of $119,000. Also, amortization of intangible assets of $115,000 in the current three-month period is related to the deposit premiums recorded as a result of the acquisition. Excluding the new branch-related salaries, the increase in compensation and benefits was $1.1 million, or 27.5%. The $1.1 million increase is primarily due to a $324,000 payout of an employment agreement, retirement plan and deferred compensation cost increases of $193,000, net health insurance premium increases of $71,000 and salary increases due to annual increases and additional administration staff. Consulting fees increased by $138,000, or 191.7%, incurred primarily to improve the Company's technological infrastructure. Other expenses increased by $706,000, or 21.9%, due primarily to the start-up costs mentioned above, and an increase in advertising of $191,000 related to the new branches.

      Income Taxes. Income tax expense was $1,482,000 for the three months ended March 31, 2003 compared to $1,550,000 for the same period in 2002, as a result of changes in pre-tax income and the effects of the BOLI program implemented in late December 2002. The effective tax rates were 37.0% and 37.3%, respectively.

            Comparison of Operating Results for the Six Months Ended
                        March 31, 2003 and March 31, 2002

      Net Income. For the six months ended March 31, 2003 net interest income after provision for loan losses was $22.5 million, up $2.6 million or 13.1% compared to $19.9 million for the same period of 2002. Other income was $4.4 million, which included $1.1 million in securities gains and $442,000 in gains on sales of loans, (up $846,000 and $402,000, respectively), or an increase of $1.9 million, or 76% over the six months ended March 31, 2002. Other expenses increased $3.6 million, or 25% to $18.0 million for the six months ended March 31, 2003 compared to $14.4 million for the same prior year period. Net income after taxes improved to $5,561,000 compared to $5,127,000, an increase of $434,000, or 8.5%.

      The relevant performance measures follow:

                                                              Six Months Ended
                                                   March 31, 2003         March 31, 2002
                                                   --------------         --------------
          Per common share:
             Basic earnings                             $ 0.72                $ 0.67
             Diluted earnings                             0.71                  0.66
             Dividends declared                           0.27                  0.18

          Return on average (annualized):
             Assets                                       1.06%                 1.15%
             Equity                                       9.96%                 9.76%
             Tangible equity                             11.52%                 9.78%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                                2003                                   2002
                                                                ----                                   ----
                                                 Average                                Average
                                               Outstanding                 Average    Outstanding                 Average
                                                 Balance      Interest   Yield/Rate     Balance      Interest    Yield/Rate
                                                 -------      --------   ----------     -------      --------    ----------
Interest earning assets:
   Commercial loans (1)                        $  214,590      $ 7,627       7.13%      $178,949      $ 6,734       7.55%
   Consumer loans (1)                              82,424        2,168       5.28         74,949        2,403       6.43
   Other loans (1)                                380,507       12,680       6.68        359,245       13,085       7.31
                                               -----------------------                  ---------------------
           Total loans                            677,521       22,475       6.65        613,143       22,222       7.27
                                               -----------------------                  ---------------------

   AFS Investments & MBS                          210,310        4,651       4.44        169,830        4,714       5.57
   HTM Investments & MBS                           86,039        2,317       5.40         77,565        2,353       6.08
   Other earning assets                             2,356           20       1.70          1,371           30       4.39
                                               -----------------------                  ---------------------
  Total securities & other earning assets         298,705        6,988       4.69        248,766        7,097       5.72
                                               -----------------------                  ---------------------
     Total interest-earning assets                976,226       29,463       6.05        861,909       29,319       6.82
  Non-interest-earning assets:
     Cash & Due from Banks                         29,871                                 17,874
     Premises & Equipment                          11,245                                  9,013
     Other assets                                  30,353                                  8,156
                                               ----------                               --------
  Total assets                                 $1,047,695                               $896,952
                                               ==========                               ========
Interest bearing liabilities:
   Savings, clubs & escrow                     $  262,612          878       0.67%      $191,952          958       1.00%
   Money market accounts                          116,627          541       0.93         99,453          706       1.42
   NOW checking                                    83,250          117       0.28         65,845          147       0.45
   Certificate accounts                           244,343        2,774       2.28        229,608        4,190       3.66
                                               -----------------------                  ---------------------
   Total interest-bearing deposits                706,832        4,310       1.22        586,858        6,001       2.05
   Borrowings                                     104,055        2,026       3.90        119,474        2,982       5.01
                                               -----------------------                  ---------------------
    Total interest-bearing liabilities            810,887        6,336       1.57        706,332        8,983       2.55
Non-interest-bearing liabilities:
     Demand deposits                              113,627                                 75,926
     Other                                         11,192                                  9,351
                                               -----------------------                  ---------------------
   Total liabilities                              935,706        6,336       1.36        791,609        8,983       2.28
Equity                                            111,989                                105,343
                                               ----------                               --------
   Total liabilities and equity                $1,047,695                               $896,952
                                               ==========                               ========
Net interest income                                            $23,127                                $20,336
                                                               =======                                =======
Net interest rate spread                                                     4.48%                                  4.27%
                                                                             ====                                   ====
Net earning assets                             $  165,339                               $155,577
                                               ==========                               ========
Net interest margin                                                          4.75%                                  4.73%
                                                                             ====                                   ====
Average interest-earning assets                                 120.39%                                122.03%
  to average interest-bearing liabilities                       ======                                 ======

(1)   Includes nonaccrual loans.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                               Six Months Ended March 31,
                                                      2003 vs. 2002
                                               Increase/(Decrease) Due to
                                               --------------------------

                                          Volume (1)     Rate (1)        Total
                                          ----------     --------        -----
Interest-earning assets
      Consumer loans                       $   224         ($459)        ($235)
      Commercial loans                       1,285          (392)          893
      Residential loans                        755        (1,160)         (405)
      Available for sale securities          1,002        (1,064)          (63)
      Held to maturity securities              243          (280)          (36)
      Other earning assets                      14           (24)          (10)
                                           -------         -----       -------
      Total interest income                  3,523        (3,379)          144

Interest-bearing liabilities
      Savings                                  292          (372)          (80)
      Money market                             108          (273)         (165)
      NOW Checking                              34           (64)          (30)
      Certificates of deposit                  254        (1,670)       (1,416)
      Borrowings                              (353)         (603)         (956)
                                           -------         -----       -------
      Total interest expense                   335        (2,982)       (2,647)
                                           -------         -----       -------

Net interest income                        $ 3,188         ($397)      $ 2,791
                                           =======         =====       =======

(1)   Changes in rate/volume have been allocated to rate and volume.

      Net Interest Income. For the six months ended March 31, 2003, net interest income increased by $2.8 million, or 13.8% to $23.1 million from the same period in 2002. The increase in interest income reflects an increase in average earning assets of $114.3 million to $976.2 million, offset by a decline in yield of 77 basis points to 6.05%. The cost of interest bearing liabilities declined by $2.6 million as the average rate paid on interest bearing liabilities dropped 98 basis points to 1.57%, which offset an increase in average balances of $104.6 million to $810.9 million. Net interest margin increased from 4.73% to 4.75% and net interest spread improved from 4.27% to 4.48%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The Company recorded $600,000 and $400,000 in loan loss provisions during the six months ended March 31, 2003 and 2002, respectively.

      Non-Interest Income. Non-interest income for the six-month period ended March 31, 2003 increased to $4.4 million, an increase of $1.9 million, or 76%, compared to $2.5 million for the same six-month period last year. Realized gains on securities available for sale and sales of loans were $1.1 million and $442,000, respectively, for the current period, generating a combined increase of $1.2 million over the securities and loan sales gains of $277,000 for the same period last year. Banking fees and services charges increased to $2.2 million for the current six-month period, an increase of $292,000, or 15.8%, over the same period last year. The increase is primarily attributable to volume-related increases in transaction account fees of $270,000 resulting from the new and acquired branches. Other income increased by $315,000, or 96.6%, to $641,000 for the six-month period ended March 31, 2003, from $326,000 for the same period last year. The increase is primarily due to $161,000 in income from the BOLI and the previously mentioned prepayment fee received, as well as a one-time fee of $86,000 from the Company's check-printing vendor.

     Non-Interest Expense. Non-interest expense increased by $3.6 million, or 25%, to $18.0 million for the six-month period ended March 31, 2003, compared to $14.4 million for the same six-month period last year. Increases in compensation and benefits and in occupancy and office operations directly attributable to the new branches were $522,000 and $283,000, respectively. Compensation and benefits increased by an additional $1.7 million, of which $324,000 represented the pay-out of an employment agreement, $212,000 was attributable to the increased cost of stock-based compensation plans, $234,000 was due to additional retirement plan and other deferred compensation expense, $118,000 was related to higher health insurance premiums and the remaining increase was due to annual salary increases of approximately 4.5% and additional administration staff. The Company amortized $242,000 of intangible assets, during the current fiscal year-to-date period as a result of the NBF acquisition. Consulting fees increased by $225,000, or 113.6%, incurred primarily for technological development. Other expenses increased by $974,000, or 15.2%, for the current fiscal year-to-date period primarily due to: additional advertising costs of $206,000, or 29.2%, related to new branches and products and a volume-related increase of $258,000, or 30.6%, in data processing costs.

      Income Taxes. Income tax expense was $3.3 million for the six months ended March 31, 2003 compared to $2.9 million for the same period in 2002. The effective tax rates were 37.3% and 36.1%, respectively, as a greater portion of the Company's increase in pre-tax income was subject to the marginal tax rates.

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

     The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2003 and March 31, 2002, loan originations (including loans held for sale) totaled $202.4 million and $122.4 million, respectively, and purchases of securities totaled $106.2 million and $34.2 million, respectively. For the six-month periods ended March 31, 2003 and 2002, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by deposit growth and additional borrowings. Loan origination commitments totaled $78.0 million at March 31, 2003. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2002 the Company invested $12 million in Bank Owned Life Insurance (BOLI) contracts. Such investments are illiquid and are therefore classified as other assets. As the Company's quarterly earnings exceeded $2.5 million, it is expected that the funds will be replaced by retained earnings in approximately 1.5 years, thereby not having a significant impact on capital and liquidity. Earnings from BOLI are derived from the net increase in cash surrender value.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net increase in total deposits for the six months ended March 31, 2003 was $41.0 million, compared to $24.8 million for the six months ended March 31, 2002.

      The Company monitors its liquidity position on a daily basis. The Company generally remains fully invested and utilizes additional sources of funds through FHLB overnight advances, which amounted to $4.0 million at March 31, 2003.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $90.8 million, or 8.5% of adjusted assets (which is above the required level of $42.6 million, or 4.0%) and a total risk-based capital level of $98.5 million, or 16.0% of risk-weighted assets (which is above the required level of $49.4 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. At March 31, 2003, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level. The intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of calculating regulatory capital measures. However, the Bank continues to be classified as a well-capitalized institution.

      The following table sets forth the Bank's regulatory capital position at March 31, 2003 and September 30, 2002, compared to OTS requirements.

                                                                              OTS Requirements
                                                                 -------------------------------------------

                                                                   Minimum Capital       For Classification
                                          Bank Actual                 Adequacy           as Well Capitalized
                                          -----------                 --------           -------------------
                                      Amount      Ratio          Amount      Ratio        Amount      Ratio
                                      ------      -----          ------      -----        ------      -----
                                                            (Dollars in thousands)
March 31, 2003

Tangible capital                     $90,789        8.5%         $15,993       1.5%       $    --        --%
Tier 1 (core) capital                 90,789        8.5           42,647       4.0         53,309       5.0
Risk-based capital:
     Tier 1                           90,789       14.7               --        --         37,030       6.0
     Total                            98,543       16.0           49,373       8.0         61,716      10.0

September 30, 2002

Tangible capital                     $84,307        8.5%         $14,963       1.5%       $    --        --%
Tier 1 (core) capital                 84,307        8.5           39,901       4.0         49,875       5.0
Risk-based capital:
     Tier 1                           84,307       14.2               --        --         35,552       6.0
     Total                            91,747       15.5           47,403       8.0         59,254      10.0

Recent Accounting Standards

      In April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivative Implementation Group process. This Statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will have a material impact on the Company's results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2002, although the dramatic increase in net interest spread in the past six months could be adversely impacted by a rise in short term interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates beginning in 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities could increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below today's levels, the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Company from reducing rates much lower on its deposits and prepayments and curtailments on assets may continue. Such movements may cause a decrease in interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On February 19, 2003, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2003.

      The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                 VOTES               VOTES
                                                  FOR               WITHHELD
                                               ---------            --------
      1.    Election of Directors:
            Judith Hershaft                    7,159,125             9,284
            Thomas F. Jauntig, Jr.             7,159,125             9,284
            Donald T. McNelis                  7,159,325             9,084
            Richard A. Nozell                  7,158,925             9,484

                                                 VOTES       VOTES       VOTES
                                                  FOR       AGAINST   ABSTAINING
                                                --------    -------   ----------
      2.    Ratification of the
            Appointment of KPMG LLP as
            the Company's Independent
            Auditors                           7,136,190    13,388       18,831

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number     Description
      --------------     -----------

      99.1               Certification pursuant to Title 18, United States Code,
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Company filed the following report on Form 8-K during the three months ended March 31, 2003:

            Filed March 26, 2003 - News releases announcing the resignation of Katherine Dering, chief financial officer, and announcing the appointment of Paul Maisch as chief financial officer.

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

                                   Provident Bancorp, Inc.
                                   -----------------------
                                   (Registrant)


                             By:   ___________________________________________
                                   George Strayton
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

                             Date: May 13, 2003


                             By:   ___________________________________________
                                   Paul A. Maisch
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Representative)

                             Date: May 13, 2003