Form 10-Q/A
period 2003-03-31
PROVIDENT BANCORP INC/NY/
filed 2003-08-06
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q / A

                                 AMENDMENT No. 1

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

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

        United States of America                                06-1537499
     State or Other Jurisdiction of                        (IRS Employer ID No.)
     Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                         10901
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
                                               as of May 7, 2003

This amendment to the Quarterly Report in Form 10-Q of Provident Bancorp, Inc. is being filed for the purpose of submitting a conformed signature page. The conformed signature page was inadvertently omitted in the initial submission through the EDGAR filing system.

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition at
             March 31, 2003 and September 30, 2002                          3-4

          Consolidated Statements of Income for the Three Months and
          Six Months Ended March 31, 2003 and 2002                           5

          Consolidated Statement of Changes in Stockholders' Equity
          for the Six Months Ended March 31, 2003 and 2002                  6-7

          Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2003 and 2002                                  8-9

          Consolidated Statements of Comprehensive Income for the
          Three Months and Six Months Ended March 31, 2003 and 2002         10

          Notes to Consolidated Financial Statements                       11-18

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              19-32

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                 32

Item 4.   Controls and Procedures                                           33

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 33

Item 2.   Changes in Securities and Use of Proceeds                         33

Item 3.   Defaults upon Senior Securities                                   33

Item 4.   Submission of Matters to a Vote of Security Holders               34

Item 5.   Other Information                                                 34

Item 6.   Exhibits and Reports on Form 8-K                                  35

          Signature                                                         36

          Exhibit 32.1                                                      37

          Certifications Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                       38-41

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

                                                                      At                At
Assets                                                          March 31, 2003  September 30, 2002
------                                                          --------------  ------------------

Cash and due from banks                                           $    31,861      $    35,093
Securities (Note 7):
   Available for sale, at fair value (amortized cost of
        $227,437 at March 31, 2003 and $196,718 at
        September 30, 2002)                                           234,906          206,146
   Held to maturity, at amortized cost (fair value of $96,805
        at March 31, 2003 and $90,706 at September 30, 2002)           93,289           86,791
   Regulatory Securities, at cost                                       5,970            5,348
                                                                  -----------      -----------
       Total securities                                               334,165          298,285
                                                                  -----------      -----------

Loans (Note 5)                                                        690,593          671,199
   Allowance for loan losses (Note 3)                                 (10,901)         (10,383)
                                                                  -----------      -----------
       Total loans, net                                               679,692          660,816
                                                                  -----------      -----------
Accrued interest receivable, net                                        5,168            5,491
Premises and equipment, net                                            11,344           11,071
Goodwill (Note 4)                                                      13,540           13,540
Bank owned life insurance                                              12,161               --
Other assets                                                             3,32            3,405
                                                                  -----------      -----------
       Total assets                                               $ 1,091,253      $ 1,027,701
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

                                                                           Common                        Accumulated
                                                   Additional Unallocated  Stock                            Other         Total
                                            Common  Paid-In      ESOP      Awards    Treasury  Retained  Comprehensive Stockholders'
                                            Stock   Capital     Shares    Under RRP   Stock    Earnings     Income        Equity
                                            -----   -------     ------    ---------   -----    --------     ------        ------

Balance at September 30, 2002                $828   $36,696    $(1,974)    $(1,108)  $(5,874)   $76,727     $5,572      $110,867
Net income                                                                                        5,561                    5,561
Cash dividends paid ($0.27 per share)                                                            (1,335)                  (1,335)
Purchases of treasury stock (37,500 shares)                                           (1,157)                             (1,157)
Stock options exercised (12,090 shares)                                                  177       (134)                      43
ESOP shares allocated or committed
    to be released for allocation
    (15,456 shares)                                     283        189                                                       472
Vesting of RRP shares                                                          256                                           256
Decrease in net unrealized gain
    on securities available for sale,
    net of taxes of $787                                                                                    (1,172)       (1,172)
Decrease in net unrealized loss on cash
    flow hedges, net of taxes of $ (6)                                                                          10            10
                                             ----   -------    -------     -------   -------    -------     ------      --------
Balance at March 31, 2003                    $828   $36,979    $(1,785)    $  (852)  $(6,854)   $80,819     $4,410      $113,545
                                             ====   =======    =======     =======   =======    =======     ======      ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2002
(Unaudited)
(In thousands, except share data)

                                                                           Common                        Accumulated
                                                   Additional Unallocated  Stock                            Other         Total
                                            Common  Paid-In      ESOP      Awards    Treasury  Retained  Comprehensive Stockholders'
                                            Stock   Capital     Shares    Under RRP   Stock    Earnings     Income        Equity
                                            -----   -------     ------    ---------   -----    --------     ------        ------


Balance at September 30, 2001                $828   $36,535    $(2,350)    $(1,729)  $(4,298)   $69,252     $ 4,382     $102,620
Net income                                                                                        5,127                    5,127
Cash dividends paid ($0.18 per share)                                                              (851)                    (851)
Purchases of treasury stock (8,000 shares)                                              (219)                               (219)
Stock option exercises (27,333 shares)                                                   288        (99)                     189
ESOP shares allocated or committed
    to be released for allocation
    (15,456 shares)                                     213        188                                                       401
Vesting of RRP shares                                                          310                                           310
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $1,190                                                                                  (1,786)      (1,786)
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $ (12)                                                                         19           19
                                             ----   -------    -------     -------   -------    -------     -------     --------
Balance at March 31, 2002                    $828   $36,748    $(2,162)    $(1,419)  $(4,229)   $73,429     $ 2,615     $105,810
                                             ====   =======    =======     =======   =======    =======     =======     ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                             For the Six Months
                                                               Ended March 31,
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

                                                                     (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                            For the Six Months
                                                              Ended March 31,
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

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                          Three Months            Six Months
                                                         Ended March 31,        Ended March 31,
                                                         ---------------        --------------
                                                         2003       2002       2003       2002
                                                         ----       ----       ----       ----

Net income:                                            $ 2,520    $ 2,601    $ 5,561    $ 5,127
Other comprehensive income (loss):
Net unrealized losses on securities
    available for sale:
    Net unrealized holding losses
       arising during the year, net of taxes of
       $197, $585, $349 and $1,095                        (292)      (877)      (522)    (1,643)

    Less reclassification adjustment for
          net realized gains included in net income,
          net of taxes of $171, $36, $434, and $95        (256)       (54)      (650)      (143)
Net unrealized gain on
    derivatives, net of taxes
    of ($2), ($5), ($6) and ($12)                            4          8         10         19
                                                       -------    -------    -------    -------
Other comprehensive loss                                  (544)      (923)    (1,162)    (1,767)
                                                       -------    -------    -------    -------
Comprehensive income                                   $ 1,976    $ 1,678    $ 4,399    $ 3,360
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

                                                Three-months           Six-months
                                                       Ended                Ended
                                                   March 31,            March 31,
-------------------------------------------------------------------------------------
                                               2003       2002       2003       2002
                                             -------    -------    -------    -------

Net income, as reported                      $ 2,520    $ 2,601    $ 5,561    $ 5,127
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
    net of  related tax effects                  (77)       (76)      (153)      (161)
Pro forma net income                         $ 2,443    $ 2,525    $ 5,408    $ 4,966

Earnings per share
   Basic - as reported                       $  0.33    $  0.34    $  0.72    $  0.67
   Basic - pro forma                            0.32       0.33       0.70       0.65
   Diluted - as reported                        0.32       0.33       0.71       0.66
   Diluted - pro forma                          0.31    $  0.32       0.69    $  0.63

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                           Three Months          Six Months
                                          Ended March 31,      Ended March 31,
                                          ---------------      ---------------
                                          2003       2002      2003       2002
                                          ----       ----      ----       ----
                                                     (In thousands)

      Balance at beginning of period    $ 10,687   $ 9,334   $ 10,383   $ 9,123
      Provision for loan losses              300       175        600       400
      Charge-offs                           (117)      (75)      (131)     (102)
      Recoveries                              31        69         49        82
                                        --------   -------   --------   -------
      Balance at end of period          $ 10,901   $ 9,503   $ 10,901   $ 9,503
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

                                                        March 31, 2003    September 30, 2002
                                                               (Dollars in thousands)
Non-accrual loans:
     One- to four- family residential mortgage loans        $ 1,798            $ 2,291
     Commercial real estate, commercial business
       and construction loans                                 3,717              2,492
     Consumer loans                                             119                171
                                                            -------            -------
       Total non-performing loans                             5,634              4,954

Real estate owned:
     One- to four-family residential                            140                 41
                                                            -------            -------
     Total non-performing assets                            $ 5,774            $ 4,995
                                                            =======            =======

Ratios:
     Non-performing loans to total loans                       0.82%              0.74%
     Non-performing assets to total assets                     0.53               0.49
     Allowance for loan losses to total
       non-performing loans                                  193.48             209.59
     Allowance for loan losses to total loans                  1.58               1.55

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
                                                ========           ========

7.    Securities

The following is a summary of securities available for sale (AFS) at March 31, 2003 and September 30, 2002 (in thousands):

                          Available for Sale Portfolio
                                 March 31, 2003

                                                      ==================================================
                                                                      Gross        Gross
                                                      Amortized     Unrealized   Unrealized       Fair
                                                        Cost          Gains        Losses         Value
                                                      ==================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                    $ 50,899       $1,513       $(124)       $ 52,288
         Collateralized mortgage obligations             33,204          153          (3)         33,354
         SBAs and other                                   1,065            7          --           1,072
         -----------------------------------------------------------------------------------------------
         Total mortgage-backed and SBA securities        85,168        1,673        (127)         86,714
         -----------------------------------------------------------------------------------------------
Investment Securities
         U.S. Government and federal agency
             securities                                 123,138        3,887          --         127,025
         Corporate debt securities                       18,025        1,435          --          19,460
         Equity securities                                1,106          701        (100)          1,707
         -----------------------------------------------------------------------------------------------
         Total investment securities                    142,269        6,023        (100)        148,192
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Total available for sale                      $227,437       $7,696       $(227)       $234,906
         ===============================================================================================

                          Available for Sale Portfolio
                               September 30, 2002

                                                      ==================================================
                                                                      Gross        Gross
                                                      Amortized     Unrealized   Unrealized       Fair
                                                        Cost          Gains        Losses         Value
                                                      ==================================================
Mortgage-backed and SBA Securities
         Mortgage-backed Securities                    $ 35,097       $2,048       $  --        $ 37,145
         Collateralized mortgage obligations             21,352          161         (10)         21,503
         SBAs and other                                   1,105            5          --           1,110
         -----------------------------------------------------------------------------------------------
         Total mortgage-backed and SBA securities        57,554        2,214         (10)         59,758
         -----------------------------------------------------------------------------------------------
Investment Securities
         U.S. Government and federal agency
             securities                                 107,972        4,201          --         112,173
         Corporate debt securities                       30,079        2,065          --          32,144
         Equity securities                                1,113        1,060        (102)          2,071
         -----------------------------------------------------------------------------------------------
         Total investment securities                    139,164        7,326        (102)        146,388
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Total available for sale                      $196,718       $9,540       $(112)       $206,146
         ===============================================================================================

The following is a summary of securities held to maturity (HTM) at March 31, 2003 and September 30, 2002 (in thousands):

                           Held to Maturity Portfolio
                                 March 31, 2003

                                                                 Gross        Gross
                                                  Amortized    Unrealized   Unrealized    Fair
                                                    Cost         Gains        Losses      Value
                                                  ==============================================
Mortgage-backed Securities
         Mortgage-backed securities                $69,725       $2,624       $ --       $72,349
         Collateralized mortgage obligations         4,303           67         --         4,370
         ---------------------------------------------------------------------------------------
         Total mortgage-backed securities           74,028        2,691         --        76,719
         ---------------------------------------------------------------------------------------
Investment Securities
         State and municipal securities             19,261          825         --        20,086
         ---------------------------------------------------------------------------------------
         Total investment securities                19,261          825         --        20,086
         ---------------------------------------------------------------------------------------
         Total held to maturity                    $93,289       $3,516         --       $96,805
         =======================================================================================

                           Held to Maturity Portfolio
                               September 30, 2002

                                                                 Gross        Gross
                                                  Amortized    Unrealized   Unrealized    Fair
                                                    Cost         Gains        Losses      Value
                                                  ==============================================
Mortgage-backed Securities
         Mortgage-backed securities                $66,078       $2,896       $(21)      $68,953
         Collateralized mortgage obligations         4,304          124         --         4,428
         ---------------------------------------------------------------------------------------
         Total mortgage-backed securities           70,382        3,020        (21)       73,381
         ---------------------------------------------------------------------------------------

Investment Securities
         State and municipal securities             16,409          916         --        17,325
         ---------------------------------------------------------------------------------------
         Total investment securities                16,409          916         --        17,325
         ---------------------------------------------------------------------------------------
         Total held to maturity                    $86,791       $3,936       $(21)      $90,706
         =======================================================================================

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

      Basic earnings per common share is computed as follows ($ in thousands, except share data):

                                               For the Three Months         For the Six Months
                                                  Ended March 31,             Ended March 31,
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----

      Weighted average common shares
           outstanding                        7,717,668     7,703,009     7,719,635     7,694,528
                                             ----------    ----------    ----------    ----------
      Total basic shares                      7,717,668     7,703,009     7,719,635     7,694,528

      Net income                             $    2,520    $    2,601    $    5,561    $    5,127
      Basic earnings per common share        $     0.33    $     0.34    $     0.72    $     0.67

      Diluted earnings per common share is computed as follows ($ in thousands, except share data):

                                               For the Three Months         For the Six Months
                                                  Ended March 31,             Ended March 31,
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----

      Weighted average common shares
           outstanding                        7,717,668     7,703,009     7,719,635     7,694,528
      Effect of common stock equivalents        117,764       144,091       115,272       130,750
                                             ----------    ----------    ----------    ----------
      Total diluted shares                    7,835,432     7,847,100     7,834,907     7,825,278

      Net income                             $    2,520    $    2,601    $    5,561    $    5,127
      Diluted earnings per common share      $     0.32    $     0.33    $     0.71    $     0.66

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

      Total deposits increased by $41.0 million to $840.6 million, an increase of 5.1% over balances of $799.6 million at September 30, 2002. Deposit growth has occurred in transaction account, savings and money market account products, while certificates of deposit were virtually unchanged. The largest deposit growth has occurred in savings and money market accounts, which increased to $390.5 million at March 31, 2003 from $363.0 million at September 30, 2002, an increase of $27.5 million, or 7.6%. Transaction accounts posted an increase of $14.5 million, or 7.5%, to $207.6 million. During the same time period, total certificates of deposit declined by $1.0 million as municipal certificates of deposit grew to $15.5 million, while all other certificates decreased to $227.0 million. The overall deposit increase is primarily due to improved marketing efforts, coupled with new product offerings. Total municipal deposits equaled at $26.7 million at March 31, 2003 compared to $8.8 million at September 30, 2002. Provident began taking in municipal deposits in April 2002 after the formation of PMB.

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

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                  2003                                2002
                                                                  ----                                ----
                                                   Average                               Average
                                                 Outstanding                Average    Outstanding              Average
                                                   Balance      Interest   Yield/Rate    Balance    Interest   Yield/Rate
                                                   -------      --------   ----------    -------    --------   ----------
Interest earning assets:
   Commercial loans (1)                           $  216,172     $ 3,788      7.11%     $182,227     $ 3,322      7.39%
   Consumer loans (1)                                 80,896       1,038      5.20        73,395       1,140      6.30
   Other loans (1)                                   386,727       6,303      6.61       362,597       6,540      7.31
                                                  ----------------------                --------------------
           Total loans                               683,795      11,129      6.60       618,219      11,002      7.22
                                                  ----------------------                --------------------

   AFS Investments & MBS                             208,780       2,127      4.13       176,627       2,354      5.41
   HTM Investments & MBS                              77,094       1,169      6.15        72,396       1,178      6.60
   Other earning assets                                3,932          14      1.44         2,378          24      4.09
                                                  ----------------------                --------------------
     Total securities & other earning assets         289,806       3,310      4.63       251,401       3,556      5.74
                                                  ----------------------                --------------------
     Total interest-earning assets                   973,601      14,439      6.01       869,620      14,558      6.79
  Non-interest-earning assets:
     Cash & Due from Banks                            29,302                              18,911
     Premises & Equipment                             11,425                               9,003
     Other assets                                     41,426                               9,500
                                                  ----------                            --------
  Total assets                                    $1,055,754                            $907,034
                                                  ==========                            ========
Interest bearing liabilities:
   Savings, clubs & escrow                        $  266,936         369      0.56%     $194,946         475      0.99%
   Money market accounts                             116,217         243      0.85       102,070         343      1.36
   NOW checking                                       86,381          55      0.26        68,410          76      0.45
   Certificate accounts                              242,324       1,298      2.17       224,687       1,804      3.26
                                                  ----------------------                --------------------
   Total interest-bearing deposits                   711,858       1,965      1.12       590,113       2,698      1.85
   Borrowings                                        105,039         982      3.79       122,813       1,494      4.93
                                                  ----------------------                --------------------
    Total interest-bearing liabilities               816,897       2,947      1.46       712,926       4,192      2.38
Non-interest-bearing liabilities:
     Demand deposits                                 114,519                              78,451
     Other                                            11,932                               8,914
                                                  ----------------------                --------------------
   Total liabilities                                 943,348       2,947      1.27       800,291       4,192      2.12
Equity                                               112,406                             106,743
                                                  ----------                            --------
   Total liabilities and equity                   $1,055,754                            $907,034
                                                  ==========                            ========
Net interest income                                              $11,492                             $10,366
                                                                 =======                             =======
Net interest rate spread                                                      4.55%                               4.41%
                                                                              ====                                ====
Net earning assets                                $  156,704                            $156,694
                                                  ==========                            ========
Net interest margin                                                           4.79%                               4.83%
                                                                              ====                                ====
Average interest-earning assets
  to average interest-bearing liabilities                         119.18%                             121.98%
                                                                 =======                             =======

(1)   Includes nonaccrual loans.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                               Three Months Ended March 31,
                                                       2003 vs. 2002
                                                Increase/(Decrease) Due to
                                                --------------------------
                                             Volume (1)    Rate (1)      Total
                                             ----------    --------      -----
Interest-earning assets
      Consumer loans                          $   111      $  (213)     $  (102)
      Commercial loans                            600         (134)         466
      Residential loans                           423         (660)        (237)
      Available for sale securities               393         (620)        (227)
      Held to maturity securities                  75          (84)          (9)
      Other earning assets                         11          (21)         (10)
                                              -------      -------      -------

      Total interest income                     1,613       (1,732)        (119)

Interest-bearing liabilities
      Savings                                     144         (250)        (106)
      Money market                                 43         (143)        (100)
      NOW Checking                                 17          (38)         (21)
      Certificates of deposit                     137         (643)        (506)
      Borrowings                                 (199)        (313)        (512)
                                              -------      -------      -------

      Total interest expense                      142       (1,387)      (1,245)
                                              -------      -------      -------
Net interest income                           $ 1,471      $  (345)     $ 1,126
                                              =======      =======      =======

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

                                                                         Six Months Ended March 31,
                                                                         --------------------------
                                                                  2003                                2002
                                                                  ----                                ----
                                                   Average                               Average
                                                 Outstanding                Average    Outstanding              Average
                                                   Balance      Interest   Yield/Rate    Balance    Interest   Yield/Rate
                                                   -------      --------   ----------    -------    --------   ----------
Interest earning assets:
   Commercial loans (1)                           $  214,590     $ 7,627      7.13%     $178,949     $ 6,734      7.55%
   Consumer loans (1)                                 82,424       2,168      5.28        74,949       2,403      6.43
   Other loans (1)                                   380,507      12,680      6.68       359,245      13,085      7.30
                                                  ----------------------                --------------------
           Total loans                               677,521      22,475      6.65       613,143      22,222      7.27
                                                  ----------------------                --------------------

   AFS Investments & MBS                             210,310       4,651      4.44       169,830       4,714      5.57
   HTM Investments & MBS                              86,039       2,317      5.40        77,565       2,353      6.08
   Other earning assets                                2,356          20      1.70         1,371          30      4.39
                                                  ----------------------                --------------------
  Total securities & other earning assets            298,705       6,988      4.69       248,766       7,097      5.72
                                                  ----------------------                --------------------
     Total interest-earning assets                   976,226      29,463      6.05       861,909      29,319      6.82
  Non-interest-earning assets:
     Cash & Due from Banks                            29,871                              17,874
     Premises & Equipment                             11,245                               9,013
     Other assets                                     30,353                               8,156
                                                  ----------                            --------
  Total assets                                    $1,047,695                            $896,952
                                                  ==========                            ========
Interest bearing liabilities:
   Savings, clubs & escrow                        $  262,612         878      0.67%     $191,952         958      1.00%
   Money market accounts                             116,627         541      0.93        99,453         706      1.42
   NOW checking                                       83,250         117      0.28        65,845         147      0.45
   Certificate accounts                              244,343       2,774      2.28       229,608       4,190      3.66
                                                  ----------------------                --------------------
   Total interest-bearing deposits                   706,832       4,310      1.22       586,858       6,001      2.05
   Borrowings                                        104,055       2,026      3.90       119,474       2,982      5.01
                                                  ----------------------                --------------------
    Total interest-bearing liabilities               810,887       6,336      1.57       706,332       8,983      2.55
Non-interest-bearing liabilities:
     Demand deposits                                 113,627                              75,926
     Other                                            11,192                               9,351
                                                  ----------------------                --------------------
   Total liabilities                                 935,706       6,336      1.36       791,609       8,983      2.28
Equity                                               111,989                             105,343
                                                  ----------                            --------
   Total liabilities and equity                   $1,047,695                            $896,952
                                                  ==========                            ========
Net interest income                                              $23,127                             $20,336
                                                                 =======                             =======
Net interest rate spread                                                      4.48%                               4.27%
                                                                              ====                                ====
Net earning assets                                $  165,339                            $155,577
                                                  ==========                            ========
Net interest margin                                                           4.75%                               4.73%
                                                                              ====                                ====
Average interest-earning assets
  to average interest-bearing liabilities                         120.39%                             122.03%
                                                                 =======                             =======

(1)   Includes nonaccrual loans.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                 Six Months Ended March 31,
                                                        2003 vs. 2002
                                                 Increase/(Decrease) Due to
                                                 --------------------------
                                             Volume (1)    Rate (1)       Total
                                             ----------    --------       -----
Interest-earning assets
      Consumer loans                          $   224      $  (459)     $  (235)
      Commercial loans                          1,285         (392)         893
      Residential loans                           755       (1,160)        (405)
      Available for sale securities             1,002       (1,064)         (63)
      Held to maturity securities                 243         (280)         (36)
      Other earning assets                         14          (24)         (10)
                                              -------      -------      -------

      Total interest income                     3,523       (3,379)         144

Interest-bearing liabilities
      Savings                                     292         (372)         (80)
      Money market                                108         (273)        (165)
      NOW Checking                                 34          (64)         (30)
      Certificates of deposit                     254       (1,670)      (1,416)
      Borrowings                                 (353)        (603)        (956)
                                              -------      -------      -------

      Total interest expense                      335       (2,982)      (2,647)
                                              -------      -------      -------
Net interest income                           $ 3,188      $  (397)     $ 2,791
                                              =======      =======      =======

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

                                                            OTS Requirements
                                                 ----------------------------------------
                                                 Minimum Capital      For Classification
                              Bank Actual            Adequacy         as Well Capitalized
                           ----------------      ----------------     -------------------
                           Amount     Ratio      Amount     Ratio      Amount     Ratio
                           ------     -----      ------     -----      ------     -----
                                              (Dollars in thousands)
March 31, 2003

Tangible capital          $90,789      8.5%     $15,993      1.5%     $    --       --%
Tier 1 (core) capital      90,789      8.5       42,647      4.0       53,309      5.0
Risk-based capital:
     Tier 1                90,789     14.7           --       --       37,030      6.0
     Total                 98,543     16.0       49,373      8.0       61,716     10.0

September 30, 2002

Tangible capital          $84,307      8.5%     $14,963      1.5%     $    --       --%
Tier 1 (core) capital      84,307      8.5       39,901      4.0       49,875      5.0
Risk-based capital:
     Tier 1                84,307     14.2           --       --       35,552      6.0
     Total                 91,747     15.5       47,403      8.0       59,254     10.0

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

      The number of votes cast at the meeting as to each matter acted upon was as follows:

                                           VOTES         VOTES
                                            FOR         WITHHELD
                                         ---------      --------
      1. Election of Directors:
            Judith Hershaft              7,159,125       9,284
            Thomas F. Jauntig, Jr.       7,159,125       9,284
            Donald T. McNelis            7,159,325       9,084
            Richard A. Nozell            7,158,925       9,484


                                           VOTES         VOTES         VOTES
                                            FOR         AGAINST      ABSTAINING
                                         ---------      -------      ----------
      2. Ratification of the
         Appointment of KPMG LLP as
         the Company's Independent
         Auditors                        7,136,190      13,388         18,831

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number    Description
      --------------    -----------

      32.1              Certification pursuant to Title 18, United States Code,
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                     Provident Bancorp, Inc.
                                     (Registrant)


                              By:    \s\  George Strayton
                                     --------------------
                                     George Strayton
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


                              Date:  May 13, 2003


                              By:    \s\  Paul A. Maisch
                                     -------------------
                                     Paul A. Maisch
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Representative)

                              Date:    May 13, 2003