Form 10-Q
period 2003-06-30
PROVIDENT BANCORP INC/NY/
filed 2003-08-13
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

      Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes of Common Stock                Shares Outstanding
             -----------------------                ------------------

                 $0.10 per share                         7,954,325
                                                    as of July 31, 2003

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at
         June 30, 2003 and September 30, 2002                                3-4

         Consolidated Statements of Income for the Three Months and
         Nine Months Ended June 30, 2003 and 2002                              5

         Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended June 30, 2003 and 2002                    6-7

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2003 and 2002                                        8-9

         Consolidated Statements of Comprehensive Income for the
         Three Months and Nine Months Ended June 30, 2003 and 2002            10

         Notes to Consolidated Financial Statements                        11-20

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               21-34

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                    35

Item 4.  Controls and Procedures                                              35

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    36

Item 2.  Changes in Securities and Use of Proceeds                            36

Item 3.  Defaults upon Senior Securities                                      36

Item 4.  Submission of Matters to a Vote of Security Holders                  36

Item 5.  Other Information                                                    36

Item 6.  Exhibits and Reports on Form 8-K                                  37-38

         Signature                                                            39

         Certifications Pursuant to Sarbanes-Oxley Act of 2002             40-42

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

                                                                         At                    At
Assets                                                              June 30, 2003      September 30, 2002
                                                                    -------------      ------------------
Cash and due from banks                                              $    32,473           $    35,093
Federal funds sold                                                        11,000                    --
                                                                     -----------           -----------
Total cash and cash equivalents                                           43,473                35,093
Securities (Note 8):
     Available for sale, at fair value (amortized cost of
       $245,033 at June 30, 2003 and $196,718 at
       September 30, 2002)                                               251,913               206,146
     Held to maturity, at amortized cost (fair value of $85,576
       at June 30, 2003 and $90,706 at September 30, 2002)                82,787                86,791
                                                                     -----------           -----------
            Total securities                                             334,700               292,937
                                                                     -----------           -----------

Loans held for sale                                                        2,554                    --

Gross loans (Note 6)                                                     693,610               671,199
     Allowance for loan losses (Note 5)                                  (11,055)              (10,383)
                                                                     -----------           -----------
            Total loans, net                                             682,555               660,816
                                                                     -----------           -----------
FHLB stock, at cost                                                        5,819                 5,348
Accrued interest receivable, net                                           4,426                 5,491
Premises and equipment, net                                               11,616                11,071
Goodwill (Note 3)                                                         13,540                13,540
Bank owned life insurance                                                 12,324                    --
Other assets                                                               3,691                 3,405
                                                                     -----------           -----------
            Total assets                                             $ 1,114,698           $ 1,027,701
                                                                     ===========           ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

                                                                              At                     At
Liabilities and Stockholders' Equity                                     June 30, 2003       September 30, 2002
                                                                         -------------       ------------------
Liabilities:
     Deposits (Note 7):
         Non interest bearing                                             $   147,673           $   110,131
         Interest bearing                                                     709,861               689,495
                                                                          -----------           -----------
         Total deposits                                                       857,534               799,626
     Borrowings                                                               116,732               102,968
     Mortgage escrow funds                                                     13,055                 3,747
     Other                                                                     11,640                10,493
                                                                          -----------           -----------
         Total liabilities                                                    998,961               916,834
                                                                          -----------           -----------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                          --                    --
Common stock (par value $0.10 per share; 20,000,000 shares
  authorized; 8,280,000 shares issued; 7,953,075 and 7,997,512 shares outstanding at June 30, 2003 and September 30, 2002,
  respectively)                                                                   828                   828
Additional paid-in capital                                                     37,252                36,696
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (139,354  shares at June 30, 2003
  and 162,538 shares at September 30, 2002, respectively)                      (1,691)               (1,974)
Common stock awards under recognition and retention plan ("RRP")                 (618)               (1,108)
Treasury stock, at cost (326,925 shares at June 30, 2003 and
  282,488 shares at September 30, 2002, respectively)                          (7,469)               (5,874)
Retained earnings                                                              83,376                76,727
Accumulated other comprehensive income                                          4,059                 5,572
                                                                          -----------           -----------
         Total stockholders' equity                                           115,737               110,867
                                                                          -----------           -----------
         Total liabilities and stockholders' equity                       $ 1,114,698           $ 1,027,701
                                                                          ===========           ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

                                                           For the Three Months            For the Nine Months
                                                               Ended June 30,                 Ended June 30,
                                                               --------------                 --------------
                                                            2003            2002            2003            2002
                                                            ----            ----            ----            ----
Interest and dividend income:
     Loans                                               $   10,724      $   11,212      $   33,199      $   33,434
     Securities                                               3,414           3,620          10,224          10,546
     Other earning assets                                       114             178             292             349
                                                         ----------      ----------      ----------      ----------
Total interest and dividend income                           14,252          15,010          43,715          44,329
                                                         ----------      ----------      ----------      ----------
Interest expense:
     Deposits                                                 1,837           2,880           6,147           8,881
     Borrowings                                               1,138           1,337           3,164           4,319
                                                         ----------      ----------      ----------      ----------
Total interest expense                                        2,975           4,217           9,311          13,200
                                                         ----------      ----------      ----------      ----------
Net interest income                                          11,277          10,793          34,404          31,129
Provision for loan losses (Note 5)                              200             200             800             600
                                                         ----------      ----------      ----------      ----------
Net interest income after provision for loan losses          11,077          10,593          33,604          30,529
                                                         ----------      ----------      ----------      ----------
Non-interest income:
     Banking fees and service charges                         1,196           1,021           3,399           2,932
     Gain on sales of securities available for sale             811              51           1,895             288
     Gains on sales of loans                                    394              52             836              92
     Other                                                      417             214           1,058             540
                                                         ----------      ----------      ----------      ----------
Total non-interest income                                     2,818           1,338           7,188           3,852
                                                         ----------      ----------      ----------      ----------
Non-interest expense:
     Compensation and employee benefits                       5,110           4,394          15,109          12,227
     Occupancy and office operations                          1,321           1,229           3,811           3,495
     Data processing                                            599             473           1,700           1,316
     Advertising and promotion                                  378             325           1,289           1,030
     Consulting fees                                            205              58             628             256
     Amortization of core deposit intangible                    103             150             345             150
     Merger integration costs                                    --             286              --             354
     Other                                                    1,390           1,564           4,254           4,074
                                                         ----------      ----------      ----------      ----------
Total non-interest expense                                    9,106           8,479          27,136          22,902
                                                         ----------      ----------      ----------      ----------
Income before income tax expense                              4,789           3,452          13,656          11,479
Income tax expense                                            1,683           1,309           4,989           4,209
                                                         ----------      ----------      ----------      ----------
Net income                                               $    3,106      $    2,143      $    8,667      $    7,270
                                                         ==========      ==========      ==========      ==========
Weighted average common shares:
     Basic                                                7,704,623       7,713,880       7,714,631       7,700,978
     Diluted                                              7,824,603       7,851,393       7,828,819       7,828,946
Per common share:  (Note 9)
     Basic                                               $     0.40      $     0.28      $     1.12      $     0.94
     Diluted                                                   0.40            0.27            1.11            0.93
     Dividends declared                                        0.15            0.11            0.42            0.29
     Book value at period end                            $    14.55      $    13.48      $    14.55      $    13.48

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2003
(Unaudited)
(In thousands, except share and per share data)

                                                                                             Common
                                                              Additional    Unallocated      Stock
                                                  Common       Paid-In         ESOP          Awards
                                                  Stock        Capital        Shares       Under RRP
                                                  -----        -------        ------       ---------
Balance at September 30, 2002                    $   828       $ 36,696       $(1,974)      $(1,108)
Net income
Cash dividends paid ($0.42 per share)
Purchases of treasury stock (60,700 shares)
Stock options exercised (22,448 shares)                             117
ESOP shares allocated or committed
    to be released for allocation
    (23,184 shares)                                                 439            283
Vesting (forfeiture) of RRP shares                                                              490
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $1,014
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $(6)
                                                 -------       --------       -------       -------
Balance at June 30, 2003                         $   828       $ 37,252       $(1,691)      $  (618)
                                                 =======       ========       =======       =======

                                                                           Accumulated
                                                                              Other           Total
                                                Treasury       Retained    Comprehensive  Stockholders'
                                                 Stock         Earnings       Income         Equity
                                                 -----         --------       ------         ------
Balance at September 30, 2002                   $(5,874)       $76,727        $5,572        $110,867
Net income                                                       8,667                         8,667
Cash dividends paid ($0.42 per share)                           (1,871)                       (1,871)
Purchases of treasury stock (60,700 shares)      (1,898)                                      (1,898)
Stock options exercised (22,448 shares)             399           (147)                          369
ESOP shares allocated or committed
    to be released for allocation
    (23,184 shares)                                                                              722
Vesting (forfeiture) of RRP shares                   (96)                                        394
Decrease in net unrealized gain
     on securities available for sale,
     net of taxes of $1,014                                                   (1,523)         (1,523)
Decrease in net unrealized loss on cash
     flow hedges, net of taxes of $(6)                                            10              10
                                                -------        -------        ------        --------
Balance at June 30, 2003                        $(7,469)       $83,376        $4,059        $115,737
                                                =======        =======        ======        ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2002
(Unaudited)
(In thousands, except share and per share data)

                                                                                            Common
                                                               Additional   Unallocated     Stock
                                                  Common         Paid-In       ESOP         Awards
                                                   Stock        Capital       Shares       Under RRP
                                                   -----        -------       ------       ---------
Balance at September 30, 2001                    $   828       $ 36,535       $(2,350)      $(1,729)
Net income
Cash dividends paid ($0.29 per share)
Purchases of treasury stock (27,700 shares)
Stock option exercises (38,954 shares)
ESOP shares allocated or committed
  to be released for allocation
  (23,184 shares)                                                   334           282
Vesting of RRP shares                                                                           464
Decrease in net unrealized gain
  on securities available for sale,
  net of taxes of $419
Decrease in net unrealized loss on cash
  flow hedges, net of taxes of $(19)
                                                 -------       --------       -------       -------
Balance at June 30, 2002                         $   828       $ 36,869       $(2,068)      $(1,265)
                                                 =======       ========       =======       =======

                                                                              Accumulated
                                                                                  Other           Total
                                                   Treasury      Retained     Comprehensive    Stockholders'
                                                     Stock       Earnings         Income          Equity
                                                     -----       --------         ------          ------
Balance at September 30, 2001                       $(4,298)      $69,252        $4,382          $102,620
Net income                                                          7,270                           7,270
Cash dividends paid ($0.29 per share)                              (1,500)                         (1,500)
Purchases of treasury stock (27,700 shares)            (775)                                         (775)
Stock option exercises (38,954 shares)                  336          (102)                            234
ESOP shares allocated or committed
  to be released for allocation
  (23,184 shares)                                                                                     616
Vesting of RRP shares                                                                                 464
Decrease in net unrealized gain
  on securities available for sale,
  net of taxes of $419                                                             (646)             (646)
Decrease in net unrealized loss on cash
  flow hedges, net of taxes of $(19)                                                 28                28
                                                    -------       -------        ------          --------
Balance at June 30, 2002                            $(4,737)      $74,920        $3,764          $108,311
                                                    =======       =======        ======          ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                             For the Nine Months
                                                                 Ended June 30,
                                                              2003            2002
                                                              ----            ----
Cash flows from operating activities:
Net income                                                 $   8,667       $   7,270
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                   800             600
     Depreciation and amortization of premises
       and equipment                                           1,456           1,345
     Amortization of core deposit intangible                     345             150
     Gain on sales of securities available for sale           (1,895)           (288)
     Gain on sales of loans held for sale                       (836)            (92)
     Net amortization of premiums and discounts
       on securities                                             796             274
     ESOP and RRP expense                                      1,116           1,080
     Originations of loans held for sale                     (34,997)        (12,722)
     Proceeds from sales of loans held for sale               33,279          12,004
     Deferred income tax expense (benefit)                       485            (928)
     Net changes in accrued interest receivable
       and payable                                               920             100
     Other adjustments (principally net changes
       in other assets and other liabilities)                    787           1,456
                                                           ---------       ---------
            Net cash provided by operating activities         10,923          10,249
                                                           ---------       ---------
Cash flows from investing activities:
Purchase of The National Bank of Florida ("NBF")
   net of cash and cash equivalents acquired                      --          (6,000)
Purchases of securities:
     Available for sale                                     (128,102)        (67,576)
     Held to maturity                                        (27,458)        (34,480)
Proceeds from maturities, calls and other
   principal payments on securities:
     Available for sale                                       58,113          15,137
     Held to maturity                                         31,255          16,120
Proceeds from sales of securities available for sale          22,979          52,961
Loan originations                                           (278,856)       (150,372)
Loan principal payments                                      256,183         129,906
Proceeds from sales of other real estate owned                   210              --
Purchases of FHLB stock                                         (471)           (866)
Purchase of bank owned life insurance                        (12,000)             --
Purchases of premises and equipment                           (2,001)         (2,012)
                                                           ---------       ---------

            Net cash used in investing activities            (80,148)        (47,182)
                                                           ---------       ---------

                                                                     (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                      For the Nine Months
                                                                         Ended June 30,
                                                                         --------------
                                                                     2003            2002
                                                                     ----            ----
Cash flows from financing activities:
     Net increase in transaction and savings deposits              $ 69,140       $  53,433
     Net (decrease)/increase in time deposits                       (11,207)          2,347
     Borrowings                                                      44,000          27,884
     Repayments of borrowings                                       (30,236)        (25,184)
     Net increase in mortgage escrow funds                            9,308           6,496
     Treasury shares purchased                                       (1,898)           (775)
     Exercises of stock options                                         369             234
     Cash dividends paid                                             (1,871)         (1,500)
                                                                   --------       ---------
         Net cash provided by financing activities                   77,605          62,935
                                                                   --------       ---------

Net increase in cash and cash equivalents                             8,380          26,002

Cash and cash equivalents at beginning of period                     35,093          16,447
                                                                   --------       ---------
Cash and cash equivalents at end of period                         $ 43,473       $  42,449
                                                                   ========       =========

Supplemental information:
     Interest payments                                             $  9,457       $  13,395
     Income tax payments                                              4,101           6,469
     Purchase of NBF
         Fair value of assets acquired, including intangibles            --         121,186
         Fair value of liabilities assumed                               --          93,086
         Cash paid for common stock                                      --          28,100
     Transfer of loans to real estate owned                              99             162
     Net change in unrealized gains recorded on
         securities available for sale                               (2,549)         (1,076)
     Change in deferred taxes on unrealized gains
         on securities available for sale                             1,014             419

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                                Three Months                Nine Months
                                                               Ended June 30,              Ended June 30,
                                                               --------------              --------------
                                                             2003          2002          2003          2002
                                                             ----          ----          ----          ----
Net income:                                                $ 3,106       $ 2,143       $ 8,667       $ 7,270
Other comprehensive income (loss):
Net unrealized gains (losses) on securities
       available for sale:
      Net unrealized holding gains (losses)
           arising during the year, net of taxes of
           ($92), ($792), $256 and $304                        137         1,170          (386)         (473)

      Less reclassification adjustment for
           net realized gains included in net income,
           net of taxes of $323, $20, $758, and $115          (488)          (31)       (1,137)         (173)
Net unrealized gain on
          derivatives, net of taxes
          of ($0), ($6), ($6) and ($19)                         --            10            10            28
                                                           -------       -------       -------       -------
Other comprehensive income (loss)                             (351)        1,149        (1,513)         (618)
                                                           -------       -------       -------       -------
Total comprehensive income                                 $ 2,755       $ 3,292       $ 7,154       $ 6,652
                                                           =======       =======       =======       =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

      The consolidated financial statements include the accounts of Provident Bancorp, Inc., Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through June 30, 2003, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2002.

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see Note 5), which is a critical accounting policy.

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

                                                   Three-months                    Nine-months
                                                          Ended                          Ended
                                                       June 30,                       June 30,
                                                 2003           2002             2003           2002
                                              ---------       ---------       ---------       ---------
Net income, as reported                       $   3,106       $   2,143       $   8,667       $   7,270
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for awards
   granted, modified, or settled, net of
   related tax effects                              (98)           (101)           (297)           (289)
Pro forma net income                          $   3,008       $   2,042       $   8,370       $   6,981

Earnings per share
   Basic - as reported                        $    0.40       $    0.28       $    1.12       $    0.94
   Basic - pro forma                               0.39            0.26            1.08            0.91
   Diluted - as reported                           0.40            0.27            1.11            0.93
   Diluted - pro forma                             0.38            0.26            1.07            0.89

2. Mutual Holding Company Stock Conversion and Proposed Acquisition of ENB Holding Company

      On July 2, 2003, the Company announced that the Board of Directors of the Company and Provident Bancorp, MHC (the "MHC") have adopted a Plan of Conversion (the "Plan") pursuant to which the MHC will convert from mutual to capital stock form (the "Conversion"). The MHC, headquartered in Montebello, New York, owns approximately 55.5% of the outstanding shares of common stock of the Company. Public stockholders own the remaining shares. Provident Bancorp, Inc. owns 100% of the outstanding capital stock of Provident Bank.

      Pursuant to the Plan, a new Delaware stock holding company, organized to be Provident Bank's parent holding company, will conduct a subscription offering of shares of common stock to eligible depositors of Provident Bank and the eligible employee benefit plans of Provident Bank. Shares not purchased in the subscription offering are expected to be offered for sale in a community offering to the general public. The number and price of shares to be sold in the Conversion offering (the "Offering") will be based on an independent appraisal that has yet to be performed, and will represent the shares of Provident Bancorp common stock owned by the MHC. Upon consummation of the Conversion, the MHC will cease to exist. Existing shares of Provident Bancorp, Inc.'s common stock held by its public stockholders will be exchanged for new shares of the new Delaware stock holding company, pursuant to an exchange ratio based on the minority ownership percentage of the independent appraisal described above.

      The Company also announced that it and E.N.B. Holding Company ("ENB"), located in Ellenville, New York have entered into a definitive merger agreement (the "Agreement"), pursuant to which, among other things, the Company will acquire all of the outstanding shares of common stock of ENB (the "Acquisition"). ENB is the holding company of Ellenville National Bank. ENB's common stock is not currently traded on any securities market.

      Under the terms of the Agreement, the Company will pay $4,830 per share for each outstanding share of common stock of ENB. 50% of the consideration will be in shares of common stock of the new Delaware stock holding company, and 50% will be in cash. It is expected that the aggregate purchase price of the transaction will be approximately $73.5 million. In the event that the Conversion and Offering cannot be completed by March 31, 2004, ENB may elect to require the Company to proceed with the Acquisition at an all cash price of $4,500 per share, or approximately $68.5 million, or terminate the Agreement and receive a breakup fee of $3.7 million. Election of an all cash transaction may require additional regulatory approval. The Agreement also provides for an increase in the merger consideration in the event that the independent appraisal exceeds a certain threshold. The Agreement provides for breakup fees if the Agreement is terminated under certain circumstances, including acceptance by ENB of a "Superior Proposal," as defined in the Agreement. As of June 30, 2003, ENB had consolidated assets of $341.7 million, deposits of $307.7 million and stockholders' equity of $29.8 million.

      The Conversion, Offering and Acquisition are expected to be completed in the second quarter of fiscal 2004 and will be consummated simultaneously. The Acquisition is subject to the approval of stockholders of both the Company and ENB. The Conversion is subject to the approval of Provident Bancorp, MHC's members (depositors of Provident Bank) and Provident Bancorp, Inc.'s stockholders, including public stockholders. The transactions are also subject to the approval of bank regulatory authorities, as well as other customary conditions.

3.    Acquisition of The National Bank of Florida

      On April 23, 2002, the Company consummated its acquisition, for cash, of The National Bank of Florida ("NBF"), which was merged with and into Provident Bank. The transaction was valued at approximately $28.1 million. At the acquisition date, NBF had total assets of approximately $104 million and total deposits of approximately $88.2 million.

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

      In accordance with SFAS No. 142, goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset, ($1.2 million and $1.5 million at June 30, 2003 and September 30, 2002, respectively), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

4.    Critical Accounting Policies

      The accounting and reporting policies of Provident Bancorp, Inc. are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower may be unable to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 3 (Summary of Significant Accounting Policies) of the 2002 Annual Report on Form 10-K, provide detail with regard to the Company's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 2002.

5.    Allowance for Loan Losses and Non-Performing Assets

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                               Three Months                   Nine Months
                                               Ended June 30,               Ended June 30,
                                               --------------               --------------
                                             2003          2002           2003            2002
                                             ----          ----           ----            ----
                                                              (In thousands)
      Balance at beginning of period      $ 10,901       $  9,503       $ 10,383       $  9,123
      Provision for loan losses                200            200            800            600
      Addition from NBF acquisition             --            537             --            537
      Charge-offs                             (100)           (35)          (232)          (137)
      Recoveries                                54             17            104             99
                                          --------       --------       --------       --------
      Balance at end of period            $ 11,055       $ 10,222       $ 11,055       $ 10,222
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

                                                          June 30, 2003      September 30, 2002
                                                          -------------      ------------------
                                                                  (Dollars in thousands)
Non-accrual loans:
     One- to four-family residential mortgage loans           $1,727                 $2,291
     Commercial real estate, commercial business
       and construction loans                                  3,527                  2,492
     Consumer loans                                              116                    171
                                                              ------                 ------
       Total non-performing loans                              5,370                  4,954

Real estate owned:
     One- to four-family residential                              --                     41
                                                              ------                 ------
     Total non-performing assets                              $5,370                 $4,995
                                                              ======                 ======

Ratios:
     Non-performing loans to total loans                        0.77%                  0.74%
     Non-performing assets to total assets                      0.48                   0.49
     Allowance for loan losses to total
       non-performing loans                                   205.87                 209.59
    Allowance for loan losses to total loans                    1.59                   1.55

6.    Loans

      Major classifications of loans, excluding loans held for sale, are summarized below (in thousands):

                                            June 30, 2003   September 30, 2002
                                            -------------   ------------------

      Real estate - residential mortgage      $379,794            $366,111
      Real estate - commercial mortgage        179,945             163,329
      Real estate - construction                 7,312              17,020
      Commercial and industrial                 45,306              41,320
      Consumer loans                            81,253              83,419
                                              --------            --------
           Total                              $693,610            $671,199
                                              ========            ========

7.    Deposits

      Major classifications of deposits are summarized below (in thousands):

                                             June 30, 2003   September 30, 2002
                                             -------------   ------------------

      Demand deposits:
           Retail                               $ 83,165          $ 54,399
           Commercial and municipal               64,508            55,732
      NOW                                         70,963            82,983
                                                --------          --------
            Total transaction accounts           218,636           193,114
      Money market                               127,560           115,065
      Savings                                    279,016           247,918
      Time under $100,000                        192,578           204,967
      Time over $100,000                          39,744            38,562
                                                --------          --------
           Total                                $857,534          $799,626
                                                ========          ========

8.    Securities

The following is a summary of securities available for sale (AFS) at June 30, 2003 and September 30, 2002 (in thousands):

                                                               Available for Sale Portfolio
                                                                     June 30, 2003
                                                    ---------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized      Unrealized          Fair
                                                      Cost            Gains          Losses            Value
                                                    =========================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                 $ 82,722        $  2,208        $   (103)        $ 84,827
         Collateralized mortgage obligations          26,568              58             (60)          26,566
         SBAs and other                                1,043               8              --            1,051
                                                    --------        --------        --------         --------
         Total mortgage-backed securities            110,333           2,274            (163)         112,444
                                                    --------        --------        --------         --------
Investment Securities
         U.S. Government and federal agency
             securities                              120,336           3,702              (3)         124,035
         State and municipal securities                1,293              --             (19)           1,274
         Corporate debt securities                    12,020             835              --           12,855
         Equity securities                             1,051             339             (85)           1,305
                                                    --------        --------        --------         --------
         Total investment securities                 134,700           4,876            (107)         139,469
                                                    --------        --------        --------         --------

         Total available for sale                   $245,033        $  7,150        $   (270)        $251,913
                                                    ========        ========        ========         ========

                                                                Available for Sale Portfolio
                                                                      September 30, 2002
                                                    ---------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized      Unrealized          Fair
                                                      Cost            Gains          Losses            Value
                                                    =========================================================
Mortgage-backed and SBA Securities
         Mortgage-backed Securities                 $ 35,097        $  2,048        $     --         $ 37,145
         Collateralized mortgage obligations          21,352             161             (10)          21,503
         SBAs and other                                1,105               5              --            1,110
                                                    --------        --------        --------         --------
         Total mortgage-backed securities             57,554           2,214             (10)          59,758
                                                    --------        --------        --------         --------
Investment Securities
         U.S. Government and federal agency
             securities                              107,972           4,201              --          112,173
         Corporate debt securities                    30,079           2,065              --           32,144
         Equity securities                             1,113           1,060            (102)           2,071
                                                    --------        --------        --------         --------
         Total investment securities                 139,164           7,326            (102)         146,388
                                                    --------        --------        --------         --------

         Total available for sale                   $196,718        $  9,540        $   (112)        $206,146
                                                    ========        ========        ========         ========

The following is a summary of securities held to maturity (HTM) at June 30, 2003 and September 30, 2002 (in thousands):

                                                                 Held to Maturity Portfolio
                                                                        June 30, 2003
                                                    ------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized     Unrealized      Unrealized         Fair
                                                      Cost           Gains          Losses          Value
                                                    ======================================================
Mortgage-backed Securities
         Mortgage-backed securities                  $59,942        $ 1,644        $   (34)        $61,552
         Collateralized mortgage obligations           4,301             58             --           4,359
                                                     -------        -------        -------         -------
         Total mortgage-backed securities             64,243          1,702            (34)         65,911
                                                     -------        -------        -------         -------
Investment Securities
         State and municipal securities               18,544          1,121             --          19,665
                                                     -------        -------        -------         -------

         Total held to maturity                      $82,787        $ 2,823        $   (34)        $85,576
                                                     =======        =======        =======         =======

                                                                 Held to Maturity Portfolio
                                                                     September 30, 2002
                                                    ------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized     Unrealized      Unrealized         Fair
                                                      Cost           Gains          Losses          Value
                                                    ======================================================
Mortgage-backed Securities
         Mortgage-backed securities                  $66,078        $ 2,896        $   (21)        $68,953
         Collateralized mortgage obligations           4,304            124             --           4,428
                                                     -------        -------        -------         -------
         Total mortgage-backed securities             70,382          3,020            (21)         73,381
                                                     -------        -------        -------         -------

Investment Securities
         State and municipal securities               16,409            916             --          17,325
                                                     -------        -------        -------         -------
         Total held to maturity                      $86,791        $ 3,936        $   (21)        $90,706
                                                     =======        =======        =======         =======

      At June 30, 2003 and September 30, 2002, the unrealized net gain on securities available for sale (net of tax of $2,705,000 and $3,720,000, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $4,059,000 and $5,582,000 respectively. Gross realized gains were $811,000 and $51,000 respectively, for the three months ended June 30, 2003 and 2002, and $1,895,000 and $288,000, respectively, for the nine months ended June 30, 2003 and 2002.

      Securities with a carrying amount of $75,973,000 and $45,280,000 were pledged as collateral for municipal deposits, borrowings and other purposes at June 30, 2003 and September 30, 2002, respectively.

9.    Earnings Per Common Share

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

      Basic earnings per common share is computed as follows ($ in thousands, except share data):

                                                     For the Three Months              For the Nine Months
                                                         Ended June 30,                   Ended June 30,
                                                         --------------                   --------------
                                                    2003             2002              2003              2002
                                                    ----             ----              ----              ----
      Weighted average common shares
           outstanding                           7,704,623         7,713,880         7,714,631         7,700,978
                                                ----------        ----------        ----------        ----------
      Total basic shares                         7,704,623         7,713,880         7,714,631         7,700,978

      Net income                                $    3,106        $    2,143        $    8,667        $    7,270
      Basic earnings per common share           $     0.40        $     0.28        $     1.12        $     0.94

      Diluted earnings per common share is computed as follows ($ in thousands, except share data):

                                                    For the Three Months                For the Nine Months
                                                       Ended June 30,                      Ended June 30,
                                                       --------------                      --------------
                                                   2003              2002              2003              2002
                                                   ----              ----              ----              ----
      Weighted average common shares
           outstanding                           7,704,623         7,713,880         7,714,631         7,700,978
      Effect of common stock equivalents           119,980           137,513           114,188           127,968
                                                ----------        ----------        ----------        ----------
      Total diluted shares                       7,824,603         7,851,393         7,828,819         7,828,946

      Net income                                $    3,106        $    2,143        $    8,667        $    7,270
      Diluted earnings per common share         $     0.40        $     0.27        $     1.11        $     0.93

10.   Guarantor's Obligations Under Guarantees

      Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary's compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor's completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      As of June 30, 2003, the Company had $8.1 million in outstanding letters of credit, of which $1.6 million were secured by cash collateral.

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

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; changes in local and national economic conditions; the extent and timing of actions of the Company's regulators; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; general actions of competitors, other normal business risks such as credit losses, litigation, increases in the levels of non-performing assets, revenues following acquisitions if such revenues are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses that are greater than expected. The Company's forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update forward-looking statements to reflect new, changing or unanticipated events or circumstances.

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

      As discussed in Note 3 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of NBF in April 2002. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to NBF have been included in the Company's consolidated financial statements from the date of acquisition.

      In April 2002, the Company announced the formation of PMB, a commercial bank subsidiary of Provident Bank, to serve the banking needs of municipalities throughout our service area, primarily Rockland and Orange Counties. Provident Bank is a federally chartered savings association and municipalities in New York State may only deposit funds in commercial banks. The formation of PMB provides a vehicle for the deposits that may not be deposited with Provident Bank.

    Comparison of Financial Condition at June 30, 2003 and September 30, 2002

      Total assets as of June 30, 2003 were $1,114.7 million, an increase of $87.0 million, or 8.5% over assets of $1,027.7 million at September 30, 2002.

      Net loans as of June 30, 2003 were $682.6 million, an increase of $21.8 million, or 3.3%, over net loan balances of $660.8 million at September 30, 2002. Residential loans continued to grow during the nine-month period, posting an increase of $13.7 million, or 3.7%, over balances at September 30, 2002, primarily in bi-weekly mortgages. Commercial mortgages increased by $16.6 million, or 10.2%, as originations of $64.1 million surpassed repayments of $47.5 million. Commercial and industrial loans increased by $4.0 million, or 9.6%, as the Company continued in its efforts to expand its customer account relationships through the extension of these general business purpose loans. Asset quality continues to be strong. At $5.4 million, or 0.48% of total assets, non-performing assets were up slightly from $5.0 million, or 0.49% of total assets at September 30, 2002.

      Total securities increased to $334.7 million at June 30, 2003 from $292.9 million at September 30, 2002, as the Company continued to purchase additional securities funded by growth in deposits and advances from the Federal Home Loan Bank.

      Total deposits increased by $57.9 million to $857.5 million, an increase of 7.2% over balances of $799.6 million at September 30, 2002. Deposit growth has occurred in transaction account, savings and money market account products, while certificates of deposit declined slightly. The largest deposit growth has occurred in savings and money market accounts, which increased to $406.6 million at June 30, 2003 from $363.0 million at September 30, 2002, an increase of $43.6 million, or 12.0%. Transaction accounts posted an increase of $25.5 million, or 13.2%, to $218.6 million. During the same time period, total certificates of deposit declined by $11.2 million as municipal certificates of deposit grew to $7.9 million, while all other certificates decreased to $224.4 million. The overall deposit increase is primarily due to improved marketing efforts, coupled with new product offerings. Total municipal deposits amounted to $19.8 million at June 30, 2003 compared to $8.8 million at September 30, 2002. The Company began taking in municipal deposits in April 2002 after the formation of PMB.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $13.7 million during the nine-month period to $116.7 million at June 30, 2003 from $103.0 million at September 30, 2002, primarily to fund loans and investments as noted above.

      Stockholders' equity increased by $4.8 million to $115.7 million at June 30, 2003 compared to $110.9 million at September 30, 2002. In addition to net income of $8.7 million for the nine-month period, equity increased by $1.4 million due to activity related to the Company's ESOP, stock option and management retention plans. Partially offsetting these increases were cash dividends and treasury share purchases, each of which reduced stockholders' equity by $1.9 million, and the change in after-tax unrealized gains on securities available for sale, which decreased equity by $1.5 million.

      During the first nine months of fiscal 2003, the Company repurchased 60,700 shares of common stock, bringing the total shares repurchased to 391,251 shares under its previously announced repurchase programs, which authorized the repurchase of up to 553,990 shares including the March 2003 authorization of 177,250 shares. Net of option-related reissuances, treasury shares held by the Company at June 30, 2003 were 326,925 shares.

           Comparison of Operating Results for the Three Months Ended
                         June 30, 2003 and June 30, 2002

      Net Income. Interest income for the three months ended June 30, 2003 of $14.3 million declined by $758,000, or 5.0%, compared to $15.0 million for the same period in 2002. Interest expense decreased by $1.2 million or 29.5%. This resulted in an increase in net interest income of $484,000 or 4.5%. The provision for loan losses, at $200,000 for the quarter ended June 30, 2003, was unchanged compared to the same period in 2002. Total non-interest income, which includes an increase in securities gains of $760,000 and an increase in gains on sales of loans of $342,000, increased $1.5 million, or 110.6%. Non-interest expense increased by $627,000 or 7.4%. Net income (after taxes) increased $963,000 to $3.1 million.

      The relevant performance measures follow:

                                                      Three Months Ended
                                                      ------------------
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
         Per common share:
            Basic earnings                           $ 0.40          $ 0.28
            Diluted earnings                           0.40            0.27
            Dividends declared                         0.15            0.11

         Return on average (annualized):
            Assets                                    1.13%           0.86%
            Equity                                   10.89%           8.08%
            Tangible equity                          12.50%           9.06%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                 2003                                  2002
                                                                 ----                                  ----
                                                   Average                              Average
                                                 Outstanding               Average    Outstanding                Average
                                                   Balance     Interest  Yield/Rate     Balance      Interest   Yield/Rate
                                                   -------     --------  ----------     -------      --------   ----------
Interest earning assets:
   Commercial loans (1)                          $  210,276     $ 3,679      7.02%     $  198,878     $ 3,514      7.09%
   Consumer loans (1)                                79,802         967      4.86          77,767       1,169      6.03
   Residential loans (1)                            392,516       6,078      6.21         366,954       6,529      7.14
                                                 ----------     -------                ----------     -------
           Total loans                              682,594      10,724      6.30         643,599      11,212      6.99
                                                 ----------     -------                ----------     -------

   AFS Investments & MBS                            235,594       2,507      4.27         194,790       2,496      5.14
   HTM Investments & MBS                             84,402         907      4.31          77,745       1,124      5.80
   Other earning assets                              17,283         114      2.65          28,482         178      2.52
                                                 ----------     -------                ----------     -------
     Total securities & other earning assets        337,279       3,528      4.20         301,017       3,798      5.06
                                                 ----------     -------                ----------     -------
     Total interest-earning assets                1,019,873      14,252      5.61         944,616      15,010      6.37
                                                 ----------     -------                ----------     -------

  Non-interest-earning assets:
     Cash & Due from Banks                           31,528                                25,615
     Premises & Equipment                            11,331                                 9,700
     Other assets                                    38,119                                22,648
                                                 ----------                            ----------
  Total assets                                   $1,100,851                            $1,002,579
                                                 ==========                            ==========
Interest bearing liabilities:
   Savings, clubs & escrow                       $  283,360         328      0.46%     $  243,702         652      1.07%
   Money market accounts                            124,046         245      0.79         108,867         367      1.35
   NOW checking                                      80,067          52      0.26          83,161          83      0.40
   Certificate accounts                             236,363       1,212      2.06         241,422       1,778      2.95
                                                 ----------     -------                ----------     -------
   Total interest-bearing deposits                  723,836       1,837      1.02         677,152       2,880      1.71
   Borrowings                                       117,954       1,138      3.87         111,467       1,337      4.81
                                                 ----------     -------                ----------     -------
    Total interest-bearing liabilities              841,790       2,975      1.42         788,619       4,217      2.14
                                                                -------                               -------
Non-interest-bearing liabilities:
     Demand deposits                                132,737                                96,791
     Other                                           11,899                                10,736
                                                 ----------                            ----------
   Total liabilities                                986,426                               896,146
Equity                                              114,425                               106,433
                                                 ----------                            ----------
   Total liabilities and equity                  $1,100,851                            $1,002,579
                                                 ==========                            ==========
Net interest income                                             $11,277                               $10,793
                                                                =======                               =======
Net interest rate spread                                                     4.19%                                 4.23%
                                                                             ====                                  ====
Net earning assets                               $  178,083                            $  155,997
                                                 ==========                            ==========
Net interest margin                                                          4.44%                                 4.58%
                                                                             ====                                  ====
Average interest-earning assets
  to average interest-bearing liabilities                        121.16%                               119.78%
                                                                =======                               =======

(1)   Includes non-accrual loans.

            The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                 Three Months Ended June 30,
                                                      2003 vs. 2002
                                                 Increase/(Decrease) Due to
                                                 --------------------------
                                           Volume (1)     Rate (1)       Total
                                           ----------     --------       -----
Interest-earning assets
           Consumer loans                    $    30      $  (232)     $  (202)
           Commercial loans                      200          (35)         165
           Residential loans                     438         (889)        (451)
           Available for sale securities         475         (464)          11
           Held to maturity securities            91         (308)        (217)
           Other earning assets                  (74)          10          (64)
                                             -------      -------      -------

           Total interest income               1,160       (1,918)        (758)

Interest-bearing liabilities
           Savings                                93         (417)        (324)
           Money market                           46         (168)        (122)
           NOW Checking                           (3)         (28)         (31)
           Certificates of deposit               (36)        (530)        (566)
           Borrowings                             73         (272)        (199)
                                             -------      -------      -------

           Total interest expense                173       (1,415)      (1,242)
                                             -------      -------      -------

Net interest income                          $   987      $  (503)     $   484
                                             =======      =======      =======

      (1)   Changes in rate/volume have been allocated to rate and volume.

      Net Interest Income. Net interest income after provision for loan losses for the three months ended June 30, 2003 was $11.1 million, compared to $10.6 million for the three months ended June 30, 2002, an increase of $484,000, or 4.6%. The increase in net interest income was largely due to a $75.3 million increase in average earning assets to $1,019.9 million during the quarter ended June 30, 2003, as compared to $944.6 million for the same quarter in the prior year, due primarily to the NBF acquisition. The increase in average earning assets was partially offset by a decline in average yield of 76 basis points from 6.37% to 5.61%. A decrease in the average cost of interest-bearing liabilities of 72 basis points led to a $1.2 million drop in interest expense for the quarter compared to the same quarter in 2002, even as interest-bearing liabilities increased by $53.2 million. Net interest margin declined by 14 basis points to 4.44%, while net interest spread decreased by 4 basis points to 4.19%. This increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates since 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities. However, if recently low interest rate levels persist for an extended period of time, the prepayment of assets could continue at a rate exceeding scheduled repayment. Such funds received would most likely be reinvested at lower yields than that of its previously held assets. Also, as the reduction in liability costs have already exceeded the pace at which assets repriced downward, net interest margin may be further compressed. Conversely, if the geopolitical factors and an economic recovery become more apparent, market interest rates could rise. Competitive pressures could cause a rise in the Company's funding costs and lead to pressures on net interest margin.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. In determining the appropriate level of the allowance for loan losses, management considers average historical losses and the volatility of those losses; levels of, and trends in, delinquencies and nonaccruals; trends in volume and terms of loans; effects of any changes in lending policies and procedures; capacity of lending management and staff; national and local trends and conditions; concentrations in the portfolio and quality trends in the commercial portfolio. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the proper level of the allowance. The Company recorded $200,000 in loan loss provisions each for the three-month periods ended June 30, 2003 and 2002, respectively.

      Non-Interest Income. Non-interest income for the three months ended June 30, 2003 was $2.8 million compared to $1.3 million for the three months ended June 30, 2002, an increase of $1.5 million, or 110.6%. Realized gains on securities available for sale were $811,000 for the current three-month period, compared to $51,000 for the same period in the prior year. The Company also recorded gains on sale of loans totaling $394,000, while there was only $52,000 of such gains for the same period last year. Excluding the effects of gains on sales of securities and loans, the increase in non-interest income was $378,000, or 30.6%. Banking fees and services charges increased by $175,000 or 17.1%, due primarily to volume-driven increases in overdraft, insufficient funds, and debit card fees.

      Loan fees and charges increased by $96,000, or 70.6%. In addition, the formation of a Bank Owned Life Insurance ("BOLI") program in December 2002, generated $163,000 in other income during the current three-month period.

      Non-Interest Expense. Non-interest expenses for the three months ended June 30, 2003 increased by $627,000, or 7.4%, to $9.1 million, compared to $8.5 million for the three months ended June 30, 2002. The opening of a new branch in February 2003, and to a lesser extent, the NBF acquisition in late April 2002, played a major role in the increases in most categories. The Company experienced related increases in compensation and employee benefits of $716,000, in occupancy and office operations costs of $92,000 and in data processing costs of $126,000. The increase in compensation and benefits is primarily due to an increase of $82,000 in required pension plan expense, a net increase of $50,000 in medical benefits and an increase of $664,000 in salary expense. The increase in salary expense consists of annual salary increases of 4% and additional resources in the commercial lending group and loan servicing area, as well as added staff required to operate the new branches. Advertising and promotion expense increased by $53,000, or 16.3%, as the Company actively solicited new deposits in its market area. An increase of $147,000 in consulting fees was incurred in the quarter primarily to improve the Company's technological infrastructure. Other expenses decreased by $174,000, or 11.1%, due primarily to a reduction of recorded losses as last year's expenses included a charge of $240,000 to resolve a residential loans reconciliation issue relative to refinanced loans. Non-recurring expenses associated with the integration of NBF totaled $286,000 for the third quarter last year.

      Income Taxes. Income tax expense was $1.7 million for the three months ended June 30, 2003, as compared to $1.3 million for the same period in 2002, a result of changes in pre-tax income. The effective tax rates were 35.1% and 37.9%, respectively, an improvement based on the increased utilization of a state tax advantaged subsidiary, municipal securities, and the effects of the BOLI program implemented in late December 2002.

            Comparison of Operating Results for the Nine Months Ended
                         June 30, 2003 and June 30, 2002

      Net Income. For the nine months ended June 30, 2003 net interest income after provision for loan losses was $33.6 million, up $3.1 million or 10.1% compared to $30.5 million for the same period of 2002. Non-interest income was $7.2 million for the nine months ended June 30, 2003 compared to $3.9 million for the same period last year, an increase of $3.3 million, or 86.6%. Increases in securities gains and gains on sales of loans were $1.6 million and $744,000, respectively, and were primarily responsible for the increase in non-interest income. Non-interest expenses increased $4.2 million, or 18.5% to $27.1 million for the nine months ended June 30, 2003 compared to $22.9 million for the same prior year period. Net income after taxes improved to $8.7 million compared to $7.3 million, an increase of $1.4 million, or 19.2%.

         The relevant performance measures follow:

                                                        Nine Months Ended
                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
              Per common share:
                 Basic earnings                     $ 1.12           $ 0.94
                 Diluted earnings                     1.11             0.93
                 Dividends declared                   0.42             0.29

              Return on average (annualized):
                 Assets                               1.09%            1.04%
                 Equity                              10.27%            9.20%
                 Tangible equity                     11.83%            9.54%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                     Nine Months Ended June 30,
                                                                     --------------------------
                                                              2003                                  2002
                                                              ----                                  ----
                                                Average                              Average
                                              Outstanding               Average    Outstanding                 Average
                                                Balance     Interest  Yield/Rate     Balance      Interest   Yield/Rate
                                                -------     --------  ----------     -------      --------   ----------
Interest earning assets:
   Commercial loans (1)                       $  213,152     $11,306      7.09%     $  185,592     $10,248      7.38%
   Consumer loans (1)                             81,550       3,136      5.14          75,888       3,572      6.29
   Residential loans (1)                         384,510      18,757      6.52         361,660      19,614      7.25
                                              ----------     -------                ----------     -------
           Total loans                           679,212      33,199      6.54         623,140      33,434      7.17
                                              ----------     -------                ----------     -------

   AFS Investments & MBS                         218,738       7,158      4.38         178,150       7,209      5.41
   HTM Investments & MBS                          81,652       3,066      5.02          73,385       3,337      6.08
   Other earning assets                           11,173         292      3.49          14,648         349      3.19
                                              ----------     -------                ----------     -------
  Total securities & other earning assets        311,563      10,516      4.51         266,183      10,895      5.47
                                              ----------     -------                ----------     -------
     Total interest-earning assets               990,775      43,715      5.90         889,323      44,329      6.66
                                                             -------                               -------
  Non-interest-earning assets:
     Cash & due from banks                        30,026                                20,443
     Premises & equipment                         10,549                                 8,990
     Other assets                                 34,064                                13,404
                                              ----------                            ----------
  Total assets                                $1,065,414                            $  932,160
                                              ==========                            ==========
Interest bearing liabilities:
   Savings, clubs & escrow                    $  269,528     $ 1,207      0.60%     $  209,202     $ 1,610      1.03%
   Money market accounts                         119,100         786      0.88         102,591       1,074      1.40
   NOW checking                                   82,189         169      0.27          71,617         230      0.43
   Certificate accounts                          241,683       3,985      2.20         233,546       5,967      3.42
                                              ----------     -------                ----------     -------
   Total interest-bearing deposits               712,500       6,147      1.15         616,956       8,881      1.92
   Borrowings                                    108,688       3,164      3.89         116,805       4,319      4.94
                                              ----------     -------                ----------     -------
    Total interest-bearing liabilities           821,188       9,311      1.52         733,761      13,200      2.41
                                                             -------                               -------
Non-interest-bearing liabilities:
     Demand deposits                             119,997                                82,835
     Other                                        11,428                                 9,858
                                              ----------                            ----------
   Total liabilities                             952,613                               826,454
Equity                                           112,801                               105,706
                                              ----------                            ----------
   Total liabilities and equity               $1,065,414                            $  932,160
                                              ==========                            ==========
Net interest income                                          $34,404                               $31,129
                                                             =======                               =======
Net interest rate spread                                                  4.38%                                 4.25%
                                                                          ====                                  ====
Net earning assets                            $  169,587                            $  155,562
                                              ==========                            ==========
Net interest margin                                                       4.64%                                 4.68%
                                                                          ====                                  ====
Average interest-earning assets                               120.65%                               121.20%
                                                             =======                               =======
  To average interest-bearing liabilities

(1)   Includes non-accrual loans.

      The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                 Nine Months Ended June 30,
                                                        2003 vs. 2002
                                                 Increase/(Decrease) Due to
                                                 --------------------------

                                          Volume (1)     Rate (1)        Total
                                          ----------     --------        -----
Interest-earning assets
     Consumer loans                       $   253        $  (689)       $  (436)
     Commercial loans                       1,475           (417)         1,058
     Residential loans                      1,196         (2,053)          (857)
     Available for sale securities          1,472         (1,523)           (51)
     Held to maturity securities              351           (622)          (271)
     Other earning assets                     (88)            31            (57)
                                          -------        -------        -------

     Total interest income                  4,659         (5,273)          (614)

Interest-bearing liabilities
     Savings                                  387           (790)          (403)
     Money market                             155           (443)          (288)
     NOW Checking                              31            (92)           (61)
     Certificates of deposit                  204         (2,186)        (1,982)
     Borrowings                              (285)          (870)        (1,155)
                                          -------        -------        -------

     Total interest expense                   492         (4,381)        (3,889)
                                          -------        -------        -------

Net interest income                       $ 4,167        $  (892)       $ 3,275
                                          =======        =======        =======

(1)   Changes in rate/volume have been allocated to rate and volume.

      Net Interest Income. For the nine months ended June 30, 2003, net interest income after provision for loan losses increased by $3.1 million, or 10.1% to $33.6 million from $30.5 million for the same period in 2002. Interest income decreased by $614,000, or 1.4%, as an increase in average earning assets of $101.5 million to $990.8 million, was completely offset by a decline in yield of 76 basis points to 5.90%. The cost of interest bearing- liabilities declined by $3.9 million as the average rate paid on interest- bearing liabilities dropped 89 basis points to 1.52%, which partially offset an increase in average balances of $87.4 million to $821.2 million. Net interest margin decreased from 4.68% to 4.64% and net interest spread improved from 4.25% to 4.38%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable loan losses inherent in the existing portfolio. The Company recorded $800,000 and $600,000 in loan loss provisions during the nine months ended June 30, 2003 and 2002, respectively. The increase in the provision reflects the increased emphasis of commercial lending activity in the Bank.

      Non-Interest Income. Non-interest income for the nine-month period ended June 30, 2003 increased to $7.2 million, an increase of $3.3 million, or 86.6%, compared to $3.9 million for the same nine-month period last year. Realized gains on securities available for sale and sales of loans were $1.9 million and $836,000, respectively, for the current period, generating a combined increase of $2.4 million over the securities and loan sales gains of $380,000 for the same period last year. Banking fees and services charges increased to $3.4 million for the current nine-month period, an increase of $467,000, or 15.9%, over the same period last year. The increase is primarily attributable to volume-related increases in transaction account fees of $333,000 resulting from the new and acquired branches. Other income increased by $518,000, or 95.9%, to $1.1 million for the nine-month period ended June 30, 2003, from $540,000 for the same period last year. The increase is primarily due to $324,000 in income from the new BOLI program and an increase of $217,000 in loan prepayment penalties which totaled $306,000 for the current nine-month period compared to $89,000 for the same period last year.

      Non-Interest Expense. Non-interest expense increased by $4.2 million, or 18.5%, to $27.1 million for the nine-month period ended June 30, 2003, compared to $22.9 million for the same nine-month period last year. Increases in compensation and benefits and in occupancy and office operations directly attributable to the new branches were $592,000 and $279,000, respectively. Compensation and benefits increased by an additional $2.3 million, of which $324,000 represented the payout of an employment agreement, $253,000 was attributable to the increased cost of stock-based compensation plans, $261,000 was due to additional retirement plan and other deferred compensation expense, $167,000 was related to higher health insurance premiums and the remaining increase was due to annual salary increases of approximately 4.0% and additional administration staff. Additional increases in non-interest expense categories for the current year to date period are additional advertising costs of $259,000, or 25.1%, related to new branches and products, and a volume-related increase of $384,000, or 29.2%, in data processing costs. Consulting fees increased by $372,000 as the Company retained professional assistance for technological development.

Amortization of the core deposit intangible increased by $195,000 as the premium associated with the acquisition of NBF in third quarter 2002 was amortized for the nine-month period in 2003. Other non-interest expense increased by $180,000, or 4.4%, primarily due to increases in correspondent bank expense and charitable contributions of $63,000 and $109,000, respectively.

      Income Taxes. Income tax expense was $5.0 million for the nine months ended June 30, 2003 compared to $4.2 million for the same period in 2002. The effective tax rates were 36.5% and 36.7%, respectively, as a greater portion of the Company's increase in pre-tax income was subject to the marginal tax rates, which offset increased investment in tax advantaged vehicles.

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2003 and June 30, 2002, loan originations, excluding loans originated for sale, totaled $278.9 million and $150.4 million, respectively, and purchases of securities totaled $155.6 million and $102.1 million, respectively. For the nine-month periods ended June 30, 2003 and 2002, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by deposit growth and additional borrowings. Loan origination commitments totaled $79.9 million at June 30, 2003. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2002 the Company invested $12 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. As the Company's quarterly earnings exceeded $2.5 million, it is expected that the funds will be replaced by retained earnings in approximately 1.5 years, thereby not having a significant impact on capital and liquidity. Earnings from BOLI are derived from the net increase in cash surrender value.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net increase in total deposits for the nine months ended June 30, 2003 was $57.9 million, compared to $144.1 million for the nine months ended June 30, 2002, of which $88.2 million represented NBF deposits at the acquisition date.

      As previously discussed, the Company has entered into an agreement to acquire E.N.B. Holding Company, Inc. ("ENB"). The Board of Directors of the Company and the Company's majority shareholder, Provident Bancorp, MHC ("MHC") has adopted a plan of conversion and reorganization to convert the MHC to a capital stock corporation. Concurrent with the conversion, the Company will conduct a subscription offering. Upon completion of the conversion, the Company would then issue common stock to acquire ENB. If the Acquisition does not close by March 31, 2004, ENB may elect an all cash purchase price of $68.5 million or require the Company to pay a breakup fee of $3.7 million. The effect of an all cash election would be to reduce the Company's current tier I capital and risk based capital ratios to below the well capitalized levels and near the minimum capital adequacy levels. The Company would possibly be required to raise additional tier I capital sufficient to increase its proforma capital ratios prior to the acquisition of ENB. The ability to complete and the terms of such an offering would be subject to market conditions at that time.

      The Company monitors its liquidity position on a daily basis. Although the Company sold $11 million in federal funds at period end, it generally remains fully invested and utilizes additional sources of funds through FHLB overnight advances, of which none were outstanding at June 30, 2003. The Company has the ability to borrow an additional $202.7 million under its credit facilities with the Federal Home Loan Bank.

      At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $91.1 million, or 8.30% of adjusted assets (which is above the required level of $43.7 million, or 4.0%) and a total risk-based capital level of $98.9 million, or 15.04% of risk-weighted assets (which is above the required level of $52.6 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. In performing this calculation, the intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of regulatory capital measures. At June 30, 2003, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

      The following table sets forth the Bank's regulatory capital position at June 30, 2003 and September 30, 2002, compared to OTS requirements.

                                                                     OTS Requirements
                                                        ---------------------------------------------

                                                          Minimum Capital          For Classification
                                Bank Actual                   Adequacy            as Well Capitalized
                            -------------------         -------------------       -------------------

                            Amount        Ratio         Amount        Ratio        Amount        Ratio
                            ------        -----         ------        -----        ------        -----
                                                      (Dollars in thousands)
June 30, 2003

Tangible capital            $91,053        8.30%       $16,372         1.5%       $    --          --%
Tier 1 (core) capital        91,053        8.34         43,658         4.0         54,573         5.0
Risk-based capital:
     Tier 1                  91,053       13.85             --          --         39,440         6.0
     Total                   98,880       15.04         52,587         8.0         65,734        10.0

September 30, 2002

Tangible capital            $84,307         8.5%       $14,963         1.5%       $    --          --%
Tier 1 (core) capital        84,307         8.5         39,901         4.0         49,875         5.0
Risk-based capital:
     Tier 1                  84,307        14.2             --          --         35,552         6.0
     Total                   91,747        15.5         47,403         8.0         59,254        10.0

Recent Accounting Standards

      In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivative Implementation Group process. This Statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will have a material impact on the Company's results of operations or financial condition.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued in May 2003. Under the Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a significant effect on the Company's consolidated financial statements.

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

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms.

      There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these disclosure controls and procedures during the period covered by this report.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number    Description
      --------------    -----------

      31.1              Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Company filed the following report on Form 8-K during the three months ended June 30, 2003:

            On April 30, 2003 the Company filed a Form 8-K announcing that a press release was issued on April 24, 2003 regarding its earnings for the fiscal quarter ended March 31, 2003 and that on April 29, 2003 the Company issued a press release regarding its quarterly dividend declaration.

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

                                    Provident Bancorp, Inc.
                                    -----------------------
                                    (Registrant)


                              By:   /s/ George Strayton
                                    --------------------------------------------
                                    George Strayton
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

                              Date: August 13, 2003


                              By:   /s/ Paul A. Maisch
                                    --------------------------------------------
                                    Paul A. Maisch
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Representative)

                              Date: August 13, 2003