Form 10-K
period 2003-09-30
PROVIDENT BANCORP INC/NY/
filed 2003-12-29
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003
                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

     United States of America                             06-1537499
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
  Incorporation or Organization)

  400 Rella Blvd., Montebello, New York                                 10901
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES |_| NO |X|

      Indicate by check mark whether to Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). YES |X| NO |_|

      As of December 15, 2003, there were issued and outstanding 7,947,321 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of December 15, 2003, was $135,774,624.

                       DOCUMENT INCORPORATED BY REFERENCE

         Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February 2004.

                             PROVIDENT BANCORP, INC.

                           FORM 10-K TABLE OF CONTENTS

                               September 30, 2003

PART I..............................................................................................................1

   ITEM 1.    Business..............................................................................................1
   ITEM 2.    Properties...........................................................................................33
   ITEM 3.    Legal Proceedings....................................................................................34
   ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................34

PART II............................................................................................................34

   ITEM 5.    Market for Company's Common Equity and Related Stockholder Matters...................................34
   ITEM 6.    Selected Financial Data..............................................................................35
   ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................38
   ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk...........................................50
   ITEM 8.    Financial Statements and Supplementary Data..........................................................51
   ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................92
   ITEM 9A.   Controls and Procedures............................................................................ .92

PART III.......................................................................................................... 92

   ITEM 10.   Directors and Executive Officers of the Registrant...................................................92
   ITEM 11.   Executive Compensation...............................................................................92
   ITEM 12.   Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.........93
   ITEM 13.   Certain Relationships and Related Transactions.......................................................93

PART IV............................................................................................................93

   ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................93

SIGNATURES.........................................................................................................95

Exhibit 14.........................................................................................................96

Exhibit 21........................................................................................................104

Exhibit 23.1......................................................................................................105

Exhibit 31.1......................................................................................................106

Exhibit 31.2......................................................................................................107

Exhibit 32........................................................................................................108

                                     PART I

ITEM 1. Business

Provident Bancorp, Inc.

      Provident Bancorp, Inc. ("Provident Bancorp" or the "Company") is a federally chartered corporation that owns all of the outstanding common stock of Provident Bank. At September 30, 2003, Provident Bancorp had consolidated assets of $1.2 billion, deposits of $869.5 million and stockholders' equity of $117.9 million. As of September 30, 2003, Provident Bancorp had 7,946,521 shares of common stock issued and outstanding. As of that date, Provident Bancorp, MHC owned 4,416,000 shares of common stock of Provident Bancorp, representing 55.6% of the issued and outstanding shares of common stock. The remaining 3,530,521 shares are held by the public.

Provident Bank

      Provident Bank is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses through 18 branch offices and 25 ATMs throughout Rockland and Orange Counties, New York.

      Originally organized in 1888 as a New York State-chartered mutual savings and loan association, in January 1999 Provident Bank reorganized into Provident Bancorp, MHC structure as the wholly-owned subsidiary of Provident Bancorp, which simultaneously conducted an initial public offering. On September 30, 1998 we operated 11 branch offices. Subsequent to our mutual holding company reorganization and initial stock offering, we have broadened our market reach through de novo branching and our acquisition of The National Bank of Florida in April 2002, which had assets of $104.0 million and deposits of $88.2 million.

      Provident Bank's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans and in investment securities and mortgage-backed securities.

Provident Municipal Bank

      In April 2002, Provident Bank organized Provident Municipal Bank as a wholly-owned subsidiary. Provident Municipal Bank is a New York State-chartered commercial bank that is engaged in the business of accepting deposits from municipalities in our market area, as New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings institutions, including federally chartered savings associations, such as Provident Bank.

Provident Bancorp, MHC

      Provident Bancorp, MHC was formed in January 1999 as part of Provident Bank's mutual holding company reorganization. Provident Bancorp, MHC is chartered under federal law and owns 55.6% of the outstanding shares of common stock of Provident Bancorp as of September 30, 2003. By virtue of its ownership of a majority of the outstanding shares, Provident Bancorp, MHC is able to elect all the members of the Board of Directors of Provident Bancorp and will generally be able to affect significantly the outcome of all matters presented for consideration by the shareholders of Provident Bancorp.

      During the fiscal year ended September 30, 2003, Provident Bancorp, MHC contributed $321,000 to local charities. Provident Bancorp, MHC has outstanding commitments to make future charitable contributions of $33,500. Provident Bancorp, MHC does not engage in any business activities other than owning the common stock of Provident Bancorp, investing in liquid assets and contributing to local charities.

      Since its formation in January 1999, Provident Bancorp, MHC has waived the receipt of approximately $4.7 million of cash dividends declared on shares of Provident Bancorp's common stock it owns. There can be no assurance that Provident Bancorp, MHC will continue to waive the receipt of cash dividends in any future period, and Provident Bancorp, MHC retains the right to accept payment of future cash dividends on all of Provident Bancorp's common stock it owns, at its discretion.

Forward-Looking Statements

      In addition to historical information, this annual report contains forward-looking statements. For this purpose, any statements contained herein (including documents incorporated herein by reference) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Provident Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, Provident Bancorp's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in Provident Bancorp's lending areas, general and local economic conditions, Provident Bancorp's continued ability to attract and retain deposits, Provident Bancorp's ability to control costs, effect of new accounting pronouncements and changing regulatory requirements, and Provident Bancorp's ability to complete its announced acquisition and related systems conversions. Provident Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Second Step Conversion and Acquisition of E.N.B. Holding Company, Inc.

      On July 1, 2003, the respective Boards of Directors of Provident Bancorp, Inc. and the Mutual Holding Company adopted a plan to convert from the mutual holding company form of organization to a fully public holding company structure. The Mutual Holding Company will merge into the Bank, and will no longer exist. Provident Bancorp, Inc. will be succeeded by a new Delaware corporation with the same name. Shares of common stock of Provident Bancorp, Inc. representing the ownership interest of the Mutual Holding Company will be offered for sale in a subscription offering and a community offering, the net proceeds of which will result in additional capital for Provident Bancorp, Inc. Shares of common stock of Provident Bancorp, Inc. owned by public shareholders (shareholders other than the Mutual Holding Company) will be converted into the right to receive new shares of Provident Bancorp, Inc. common stock determined pursuant to an exchange ratio. In connection with the second step conversion, Provident Bancorp, Inc. intends to establish a charitable foundation and contribute $5,000 to the foundation. A contribution of $1,000 will be paid to the foundation in cash, with the remainder of the contribution being contributed in shares. The charitable foundation is subject to the approval of the majority of the members of the Mutual Holding Company and two-thirds of the shareholders of Provident Bancorp, Inc. as well as the separate approval of the public shareholders. Except for the effect of the issuance of shares to the charitable foundation, the exchange ratio will ensure that immediately after the conversion and exchange of existing shares of Provident Bancorp, Inc. for new shares, the public shareholders will own the same aggregate percentage of new Provident Bancorp, Inc. common stock that they owned immediately prior to the conversion, excluding any shares purchased in the offering.

      The plan of conversion provides for the establishment, upon the completion of the conversion, of a special "liquidation account" for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as those terms are defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company's ownership interest in the retained earnings of Provident Bancorp, Inc. as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank after the conversion, to a pro rata interest in the liquidation account prior to any payment to the stockholders of Provident Bancorp, Inc. The liquidation account will be reduced annually on December 31 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore such account holder's interest in the liquidation account. Subsequent to the conversion, the Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder's equity below the amount of the liquidation account.

      The conversion and related transactions will be accounted for at historical cost, with no resulting change in the historical carrying amounts of assets and liabilities. Costs related to the offering will be netted against the gross proceeds from the sale of common stock; if the offering is not completed, the costs would be charged to expense. Offering costs of $59 have been incurred as of September 30, 2003.

      At the time of the adoption of the plan of conversion and reorganization, the Company entered into an agreement to acquire all of the outstanding shares of common stock of E.N.B. Holding Company, Inc. E.N.B. Holding Company, Inc. is a New York corporation that owns all of the outstanding common stock of Ellenville National Bank. Stockholders of E.N.B. Holding Company, Inc. will receive $4,830 for each share of E.N.B. Holding Company common stock in the form of (i) cash; (ii) shares of common stock of Provident Bancorp, Inc. a Delaware Corporation (valued at $10.00 per share); or (iii) a combination of cash and shares of common stock, provided that the aggregate merger consideration to be paid to all stockholders of E.N.B. Holding Company will consist of 50% cash and 50% shares of Provident Bancorp common stock.

      The conversion, stock offering and acquisition are expected to be completed simultaneously in January 2004. However, the merger is not contingent upon the completion of the mutual-to-stock conversion. If the conversion is not completed by March 31, 2004, E.N.B. Holding Company, Inc. can elect to either:
(1) proceed with the merger transaction, in which case, E.N.B. Holding Company, Inc. shareholders will receive merger consideration of $4,500 per share in cash or (2) terminate the merger transaction and receive a fee of $3,700. Costs related to the acquisition will be included in the total purchase price of E.N.B. Holding Company, Inc.; if the acquisition is not completed, the costs would be charged to expense. As of September 30, 2003, the Company incurred acquisition costs of $559. Additionally, costs of $4 have been charged to expense in fiscal 2003.

Market Area

      Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money centers and large regional banks in our market area. At September 30, 2003, our 18 full-service banking offices consisted of 13 offices in Rockland County, New York and five offices in contiguous Orange County, New York. We acquired two of the Orange County offices as part of our acquisition of The National Bank of Florida, located in Florida, New York, which was completed in April 2002. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties.

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

      The population of Rockland and Orange Counties increased by approximately 9% and 12%, respectively, between 1990 and 2002, while the population of the State of New York as a whole increased by 6% during the same period.

      The economy of our primary market area is based on a mixture of service, manufacturing and wholesale/retail trade. Approximately 44% and 45% of the workforces of Rockland and Orange Counties, respectively, are employed in managerial, professional or administrative support positions. Other employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by the diverse group of major employers in our market area. Rockland and Orange Counties also have numerous small business employers. As of October 2003, the unemployment rates in Rockland County (3.6%) and Orange County (4.5%) were lower than the rates for the State of New York (6.0%) and the United States as a whole (5.6%).

Lending Activities

      General. We originate commercial real estate loans, commercial business loans and construction loans (collectively referred to as the "commercial loan portfolio"). We are also one of the largest originators in our market area of fixed-rate and adjustable-rate ("ARM") residential mortgage loans collateralized by one- to four-family residential real estate. In addition, we originate consumer loans such as home equity lines of credit, homeowner loans and personal loans. We retain most of the loans we originate, although we may sell longer-term one- to four-family residential loans and participations in some commercial loans.

      Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial real estate properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $5.0 million. Loans secured by commercial real estate totaled $188.4 million, or 26.4% of our total loan portfolio at September 30, 2003, and consisted of 353 loans outstanding with an average loan balance of approximately $534,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

      Most of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities of ten years. Amortization on these loans is typically based on 15- to 20-year payout schedules. We also originate some 15- to 20-year fixed-rate, fully amortizing loans. Margins generally range from 175 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

      In the underwriting of commercial real estate loans, we generally lend up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

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

      Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2003, we had 738 commercial business loans outstanding with an aggregate balance of $54.2 million, or 7.6% of the total loan portfolio. As of September 30, 2003, the average commercial business loan balance was approximately $73,400, although there are a large number of loans with balances substantially greater than this average.

      Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checking with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $250,000, we use a credit scoring system that enables us to process the loan requests quickly and efficiently. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

      One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.1 million. This portfolio totaled $380.8 million, or 53.3% of our total loan portfolio at September 30, 2003.

      We currently offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $322,700 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although we retained in our portfolio all such loans originated in fiscal 2003, totaling $28.2 million. In our market area, due to our proximity to New York City, such larger residential loans are not uncommon. We also originate loans at higher rates that do not meet the credit standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The amount of such loans originated for fiscal 2003 was $3.7 million, all of which were retained in our loan portfolio.

      We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account. As of September 30, 2003, bi-weekly loans totaled $157.0 million, or 21.9 % of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2003, loans serviced for others totaled $83.3 million.

      We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to seven years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2003, our ARM portfolio included $6.5 million in loans that re-price every six months, $22.2 million in loans that re-price once a year and $24.1 million in loans that reprice periodically after an initial fixed-rate period of three years or more.

      We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Loans with initial loan-to-value ratios in excess of 80% must have private mortgage insurance, although occasional exceptions may be made. Nearly all residential loans must have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

      Construction Loans. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $10.3 million, or 1.4% of our total loan portfolio at September 30, 2003.

      Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements. Advances are made in accordance with a schedule reflecting the cost of the improvements.

      We also grant construction loans to area builders, often in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property.

      Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

      Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2003, consumer loans totaled $80.6 million, or 11.3% of the total loan portfolio.

      At September 30, 2003, the largest group of consumer loans consisted of $75.4 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2003, homeowner loans totaled $25.2 million or 3.6% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $50.2 million, or 7.0% of our total loan portfolio at September 30, 2003, with $22.4 million remaining undisbursed.

      Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2003, these loans totaled $5.2 million, or 0.7% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreement with automobile dealerships to generate indirect loans. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms. Personal loans are generally unsecured and carry higher interest rates and shorter terms than homeowner loans or automobile loans.

      Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

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

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

                                                                         September 30,
                            -------------------------------------------------------------------------------------------------------
                                   2003                  2002                 2001                 2000                 1999
                            ------------------   ------------------    -----------------    -----------------    ------------------
                             Amount    Percent    Amount     Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------
                                                                     (Dollars in thousands)
One- to four-family
   residential mortgage
   loans.................   $380,776      53.3%  $366,111      54.6%   $358,198     58.2%   $343,871     57.5%   $344,731      60.2%
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------

Commercial real estate
   loans.................    188,360      26.4    163,329      24.3     129,295     21.0     124,988     20.9     110,382      19.3
Commercial business loans     54,174       7.6     41,320       6.2      31,394      5.1      27,483      4.6      30,768       5.4
Construction loans.......     10,323       1.4     17,020       2.5      19,490      3.2      29,599      5.0      19,147       3.3
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------
   Total commercial loans    252,857      35.4    221,669      33.0     180,179     29.3     182,070     30.5     160,297      28.0
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------

Home equity lines of
   credit................     50,197       7.0     39,727       5.9      31,125      5.1      28,021      4.7      25,380       4.4
Homeowner loans..........     25,225       3.6     36,880       5.5      39,501      6.4      37,027      6.2      34,852       6.1
Other consumer loans.....      5,198       0.7      6,812       1.0       6,266      1.0       6,486      1.1       7,463       1.3
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------
   Total consumer loans..     80,620      11.3     83,419      12.4      76,892     12.5      71,534     12.0      67,695      11.8
                            --------   -------   --------   -------    --------  -------    --------  -------    --------   -------

Total loans..............    714,253     100.0%   671,199     100.0%    615,269    100.0%    597,475    100.0%    572,723     100.0%
                                       =======              =======              =======              =======               =======

Allowance for loan losses    (11,069)             (10,383)               (9,123)              (7,653)              (6,202)
                            --------             --------              --------             --------             --------

Total loans, net.........   $703,184             $660,816              $606,146             $589,822             $566,521
                            ========             ========              ========             ========             ========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2003. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                             One- to Four-Family  Commercial Real Estate    Commercial Business
                             -------------------  ----------------------    -------------------
                                        Weighted               Weighted                Weighted
                                        Average                Average                 Average
                              Amount      Rate       Amount      Rate        Amount      Rate
                             -------------------  ----------------------    -------------------
                                                  (Dollars in thousands)
Due During the Years
Ending September 30,
2004 (1)...............     $  13,794       5.71%   $  23,866      6.17%   $  26,184       4.90%
2005 to 2008...........        44,247       5.68       44,557      6.72       13,594       5.92
2009 and beyond........       322,735       5.96      119,937      5.68       14,396       5.82
                            ---------               ---------              ---------

         Total.........     $ 380,776       5.92%   $ 188,360      5.99%   $  54,174       5.40%
                            =========               =========              =========


                            Construction (2)           Consumer                 Total
                          --------------------   --------------------   ---------------------
                                     Weighted                Weighted               Weighted
                                     Average                 Average                Average
                           Amount       Rate       Amount      Rate       Amount       Rate
                          ---------  ---------   ---------   --------   ---------   ---------
                                                  (Dollars in thousands)
Due During the Years
Ending September 30,
2004 (1)...............   $   6,192      5.11%   $  53,060       4.38%  $ 123,096       5.02%
2005 to 2008...........       4,131      5.24        9,404       7.64     115,933       6.25
2009 and beyond........          --        --       18,156       7.19     475,224       5.93
                          ---------              ---------              ---------

         Total.........   $  10,323      5.16%   $  80,620       5.39%  $ 714,253       5.83%
                          =========              =========              =========

-----------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.

(2)   Includes land acquisition loans.

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2003 that are contractually due after September 30, 2004.

                                                           Due After September 30, 2003
                                                     ---------------------------------------
                                                        Fixed       Adjustable      Total
                                                     -----------   -----------   -----------
                                                                  (In thousands)
One- to four-family residential mortgage loans...    $   312,183   $    54,799   $   366,982
                                                     -----------   -----------   -----------

Commercial real estate loans.....................         73,954        90,540       164,494
Commercial business loans........................         13,911        14,079        27,990
Construction loans...............................             --         4,131         4,131
                                                     -----------   -----------   -----------
         Total commercial loans..................         87,865       108,750       196,615
                                                     -----------   -----------   -----------

Consumer loans...................................         27,560            --        27,560
                                                     -----------   -----------   -----------

         Total loans.............................    $   427,608   $   163,549   $   591,157
                                                     ===========   ===========   ===========

      Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

      Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank.

      We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy has been to retain the servicing rights for all conforming loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

      Loan Approval Authority and Underwriting. We have four levels of lending authority beginning with the Board of Directors. The Board grants lending authority to the Director Loan Committee, the members of which are Directors. The Director Loan Committee, in turn, may grant authority to the Management Loan Committee and individual loan officers. In addition, designated members of management may grant authority to individual loan officers up to specified limits. Our lending activities are subject to written policies established by the Board. These policies are reviewed periodically. Following completion of the conversion and offering, it is likely that the lending levels will be increased.

      The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan-to-one borrower limit described below require approval by the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $650,000 to any one borrower and related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $350,000. The maximum individual authority to approve an unsecured loan is $50,000, however, for credit-scored small business loans, the maximum individual authority is $150,000.

      We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $11.5 million, for the next group of borrowers is $8.5 million, and for the third group is $4.0 million. Sublimits apply based on reliance on any single property, and for commercial business loans.

      In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, appraisals may not be required for loans under $250,000 or in other limited circumstances. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $100,000, such as home equity lines of credit and homeowner loans.

      Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $903,000 at September 30, 2003.

      To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $702,000 are included in other assets at September 30, 2003. See also Notes 3 and 6 of the Notes to Consolidated Financial Statements.

      Loans to One Borrower. At September 30, 2003, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $8.2 million, $7.5 million, $7.3 million, $6.9 million and $6.4 million. See "Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Collection Procedures. A computer-generated late notice is sent by the 16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off after 120 days. For commercial loans, procedures may vary depending upon individual circumstances.

      Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2003, we had non-accrual loans of $4.7 million.

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

      The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                    Loans Delinquent For
                                   ----------------------------------------------------
                                           60-89 Days               90 Days and Over                Total
                                   ------------------------    ------------------------    ------------------------
                                     Number        Amount        Number        Amount        Number        Amount
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (Dollars in thousands)
At September 30, 2003
   One- to four-family........              6    $      626             6    $      951            12    $    1,577
   Commercial real estate.....              1            36             8         3,632             9         3,668
   Commercial business........              1            36            --            --             1            36
   Consumer...................              7            63             3           114            10           177
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             15    $      761            17    $    4,697            32    $    5,458
                                   ==========    ==========    ==========    ==========    ==========    ==========

At September 30, 2002
   One- to four-family........              6    $      577            22    $    2,291            28    $    2,868
   Commercial real estate.....             --            --             3         2,492             3         2,492
   Consumer...................              7            37            14           171            21           208
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             13    $      614            39    $    4,954            52    $    5,568
                                   ==========    ==========    ==========    ==========    ==========    ==========

At September 30, 2001
   One- to four-family........              9    $      935            21    $    1,684            30         2,619
   Commercial real estate.....              2           213             3           418             5           631
   Consumer...................              9           277             8           175            17           452
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             20    $    1,425            32    $    2,277            52    $    3,702
                                   ==========    ==========    ==========    ==========    ==========    ==========

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                 September 30,
                                        --------------------------------------------------------------
                                           2003         2002          2001         2000         1999
                                        ---------    ---------    ---------     ---------    ---------
                                                             (Dollars in thousands)
Non-accrual loans:
   One- to four-family.............     $     951    $   2,291    $   1,684     $   2,496    $   2,839
   Commercial real estate..........         3,632        2,492          418         1,149        1,133
   Commercial business.............            --           --           --            --          208
   Construction....................            --           --           --            27           27
   Consumer........................           114          171          175           359          429
                                        ---------    ---------    ---------     ---------    ---------
     Total non-performing loans....         4,697        4,954        2,277         4,031        4,636
                                        ---------    ---------    ---------     ---------    ---------

Real estate owned:
   One- to four-family.............            --           41          109           154          403
     Total real estate owned.......            --           41          109           154          403
                                        ---------    ---------    ---------     ---------    ---------

Total non-performing assets             $   4,697    $   4,995    $   2,386     $   4,185    $   5,039
                                        =========    =========    =========     =========    =========

Ratios:
   Non-performing loans to total
   loans...........................          0.66%        0.74%        0.37%         0.67%        0.81%
   Non-performing assets to total
   assets..........................          0.40         0.49         0.27          0.50         0.62

      For the year ended September 30, 2003, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $354,000. Interest income actually recognized on such loans totaled $167,000.

      Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2003, we had $1.6 million of assets designated as special mention.

      When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2003, classified assets consisted of substandard assets of $4.2 million and no doubtful assets (loans).

      Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as allowances determined for each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentages are determined by management based on historical loss experience for the applicable loan category, which may be adjusted to reflect our evaluation of:

      o     levels of, and trends in, delinquencies and non-accruals;

      o     trends in volume and terms of loans;

      o     effects of any changes in lending policies and procedures;

      o     experience, ability, and depth of lending management and staff;

      o     national and local economic trends and conditions;

      o concentrations of credit by such factors as location, industry, inter-relationships, and borrower; and

      o     for commercial loans, trends in risk ratings.

      We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one-to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

      The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                 At or For the Years Ended September 30,
                                       -----------------------------------------------------------
                                         2003         2002         2001        2000         1999
                                       --------     --------     --------    --------     --------
                                                          (Dollars in thousands)
Balance at beginning of year .......   $ 10,383     $  9,123     $  7,653    $  6,202     $  4,906
                                       --------     --------     --------    --------     --------

Charge-offs:
   One- to four-family .............         --           --          (25)       (168)          (9)
   Commercial real estate ..........         --          (31)          --          (1)          --
   Commercial business .............       (212)        (130)          (1)         (6)        (567)
   Consumer ........................       (140)        (163)        (133)       (195)        (346)
                                       --------     --------     --------    --------     --------
     Total charge-offs .............       (352)        (324)        (159)       (370)        (922)

Recoveries:
   One- to four-family .............         --           --           --          24           --
   Commercial real estate ..........         --           --           96          --          101
   Commercial business .............         40           40           42          24          194
   Construction ....................         --           --           --          --          286
   Consumer ........................         98          107           51          63           47
                                       --------     --------     --------    --------     --------
     Total recoveries ..............        138          147          189         111          628

Net (charge-offs) recoveries .......       (214)        (177)          30        (259)        (294)
Allowance recorded in acquisition
   of The National Bank of Florida .         --          537           --          --           --
Provision for loan losses ..........        900          900        1,440       1,710        1,590
                                       --------     --------     --------    --------     --------

Balance at end of year .............   $ 11,069     $ 10,383     $  9,123    $  7,653     $  6,202
                                       ========     ========     ========    ========     ========

Ratios:
Net charge-offs to average loans
   outstanding (annualized) ........       0.03%        0.03%          --%       0.04%        0.06%
Allowance for loan losses to
   non-performing loans ............     235.66       209.59       400.66      189.85       133.78
Allowance for loan losses to
   total loans .....................       1.55         1.55         1.48        1.28         1.08

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                            September 30,
                          ----------------------------------------------------------------------------------
                                            2003                                       2002
                          ---------------------------------------    ---------------------------------------
                                                                                                  Percent of
                                                       Percent of                                 Loans in
                           Allowance       Loan       Loans in Each   Allowance       Loan          Each
                           for Loan     Balances by   Category to     for Loan     Balances by   Category to
                            Losses       Category     Total Loans      Losses       Category     Total Loans
                          -----------   -----------   -----------    -----------   -----------   -----------
                                                      (Dollars in thousands)
One- to four-family ...   $     1,513   $   380,776          53.3%   $     3,315   $   366,111          54.6%
Commercial real estate          6,009       188,360          26.4          4,275       163,329          24.3
Commercial business ...         2,413        54,174           7.6            925        41,320           6.2
Construction ..........           420        10,323           1.4            871        17,020           2.5
Consumer ..............           714        80,620          11.3            997        83,419          12.4
                          -----------   -----------   -----------    -----------   -----------   -----------

   Total ..............   $    11,069   $   714,253         100.0%   $    10,383   $   671,199         100.0%
                          ===========   ===========   ===========    ===========   ===========   ===========


                         -------------------------------------------
                                             2001
                         -------------------------------------------
                                                         Percent of
                                                          Loans in
                                             Loan           Each
                         Allowance for   Balances by    Category to
                          Loan Losses      Category     Total Loans
                         -------------   ------------   ------------
                                    (Dollars in thousands)
One- to four-family ...   $      2,638   $    358,198           58.2%
Commercial real estate           3,930        129,295           21.0
Commercial business ...            841         31,394            5.1
Construction ..........            871         19,490            3.2
Consumer ..............            843         76,892           12.5
                          ------------   ------------   ------------

   Total ..............   $      9,123   $    615,269          100.0%
                          ============   ============   ============

                                                                September 30,
                          ---------------------------------------------------------------------------------------------
                                              2000                                            1999
                          --------------------------------------------     --------------------------------------------
   ..                                                                                                       Percent of
                                                          Percent of                                        Loans in
                           Allowance          Loan       Loans in Each      Allowance          Loan            Each
                            for Loan      Balances by     Category to        for Loan      Balances by     Category to
                             Losses         Category      Total Loans         Losses         Category      Total Loans
                          ------------    ------------   -------------     ------------    ------------    ------------
                                                            (Dollars in thousands)
One- to four-family ..    $      2,423    $    343,871            57.5%    $      2,091    $    344,731            60.2%
Commercial real estate           3,210         124,988            20.9            2,416         110,382            19.3
Commercial business ..             481          27,483             4.6              254          30,768             5.4
Construction .........             733          29,599             5.0              614          19,147             3.3
Consumer .............             806          71,534            12.0              827          67,695            11.8
                          ------------    ------------    ------------     ------------    ------------    ------------

   Total .............    $      7,653    $    597,475           100.0%    $      6,202    $    572,723           100.0%
                          ============    ============    ============     ============    ============    ============

Securities Activities

      Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board's asset/liability committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer, or our chief financial officer acting with our chief executive officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer, chief executive officer and certain other executive officers have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Board's asset/liability committee at least quarterly.

      Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

      SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

      Government Securities. At September 30, 2003, we held government securities available for sale with a fair value of $133.6 million, consisting primarily of U.S. Treasury and agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

      Corporate and Municipal Bonds. At September 30, 2003, we held $6.6 million in corporate debt securities, at fair value, all of which were classified as available for sale. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 5% of assets. At September 30, 2003, we held $20.9 million in bonds issued by states and political subdivisions, $18.4 million of which were classified as held to maturity at amortized cost and $2.5 million of which were classified as available for sale at fair value.

      Equity Securities. At September 30, 2003, our equity securities available for sale had a fair value of $1.3 million and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. We also held $8.2 million (at cost) of Federal Home Loan Bank of New York ("FHLBNY") common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. In September 2003, the FHLBNY announced that due to certain losses recorded on a portion of its investment portfolio it would not pay a dividend in the quarter ended December 2003 and would evaluate in the future when and if it would resume a dividend. Dividends recorded in the year ended September 30, 2003 amounted to $310,000.

      Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government. At September 30, 2003, our mortgage-backed securities portfolio totaled $211.8 million, consisting of $156.6 million available for sale at fair value and $55.2 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $24.0 million, consisting of $19.7 million available for sale at fair value and $4.3 million held to maturity at amortized cost. The remaining mortgage-backed securities of $187.8 million were pass-through securities, consisting of $136.9 million available for sale at fair value and $50.9 million held to maturity at amortized cost.

      Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification, that would cause amortization or accretion adjustments.

      A portion of our mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including Real Estate Mortgage Investment Conduits ("REMICs"), backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

      Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

                                                                       September 30,
                                  --------------------------------------------------------------------------------------
                                             2003                          2002                          2001
                                  --------------------------    --------------------------    --------------------------
                                   Amortized                     Amortized                     Amortized
                                     Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                                                      (In thousands)
Investment Securities:
   U.S. Government securities     $    20,374    $    20,627    $    21,199    $    21,658    $    22,125    $    22,975
   Federal agency obligations         110,018        112,983         87,878         91,625         26,744         28,182
   Corporate debt securities .          6,030          6,623         30,079         32,144         48,367         50,872
   State and municipal
   securities ................          2,545          2,536             --             --             --             --
   Equity securities .........          1,052          1,326          1,113          2,071          1,290          2,372
                                  -----------    -----------    -----------    -----------    -----------    -----------

   Total investment securities
     available for sale ......        140,019        144,095        140,269        147,498         98,526        104,401
                                  -----------    -----------    -----------    -----------    -----------    -----------

Mortgage-Backed Securities:
   Pass-through securities:
     Fannie Mae ..............         80,233         80,546         20,076         21,121         18,225         18,815
     Freddie Mac .............         50,439         51,516         10,591         11,023          6,361          6,842
     Other ...................          4,377          4,879          4,430          5,000          4,481          4,529
   CMOs and REMICs ...........         19,733         19,679         21,352         21,504         28,811         29,341
                                  -----------    -----------    -----------    -----------    -----------    -----------

   Total mortgage-backed
     securities available for
     sale ....................        154,782        156,620         56,449         58,648         57,878         59,527
                                  -----------    -----------    -----------    -----------    -----------    -----------

   Total securities available
     for sale ................    $   294,801    $   300,715    $   196,718    $   206,146    $   156,404    $   163,928
                                  ===========    ===========    ===========    ===========    ===========    ===========

      At September 30, 2003, our available for sale U. S. Treasury securities portfolio, at fair value, totaled $20.6 million, or 1.8% of total assets, and the federal agency securities portfolio, at fair value, totaled $113.0 million, or 9.6% of total assets. Of the combined U.S. Government and agency portfolio, based on amortized cost, $17.2 million had maturities of one year or less and a weighted average yield of 4.27%, and $113.2 million had maturities of between one and five years and a weighted average yield of 3.64%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures are callable on a quarterly or one time basis depending on the security's individual terms following an initial holding period of from twelve to twenty-four months.

      Available for sale corporate debt securities, at fair value, totaled $6.6 million at September 30, 2003. These securities all had maturities of less than five years, with a weighted average yield of 6.71%. Equity securities available for sale at September 30, 2003 had a fair value of $1.3 million.

      At September 30, 2003, $136.9 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 11.7% of total assets. At the same date, the fair value of our available for sale CMO portfolio totaled $19.7 million, or 1.7% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 3.49%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2003 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

      Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                    September 30,
                               --------------------------------------------------------------------------------------
                                          2003                         2002                           2001
                               -----------    -----------    -----------    -----------    -----------    -----------
                                Amortized                     Amortized                     Amortized
                                  Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
                               -----------    -----------    -----------    -----------    -----------    -----------
                                                                  (In thousands)
Investment Securities:
   State and municipal
   securities .............    $    18,384    $    19,386    $    16,409    $    17,325    $    11,906    $    12,160
                               -----------    -----------    -----------    -----------    -----------    -----------

   Total investment
     securities held to
     maturity .............         18,384         19,386         16,409         17,325         11,906         12,160
                               -----------    -----------    -----------    -----------    -----------    -----------

Mortgage-Backed Securities:
   Pass-through securities:
     Ginnie Mae ...........          1,103          1,165          2,785          2,988          3,510          3,611
     Fannie Mae ...........         23,249         23,698         28,600         30,177         23,616         24,421
     Freddie Mac ..........         26,511         27,016         34,693         35,788         26,477         27,394
     Other ................             --             --             --             --          1,491          1,542
   CMOs and REMICs ........          4,297          4,363          4,304          4,428          4,355          4,532
                               -----------    -----------    -----------    -----------    -----------    -----------

   Total mortgage-backed
     securities held to
     maturity .............         55,160         56,242         70,382         73,381         59,449         61,500
                               -----------    -----------    -----------    -----------    -----------    -----------

   Total securities held to
     maturity .............    $    73,544    $    75,628    $    86,791    $    90,706    $    71,355    $    73,660
                               ===========    ===========    ===========    ===========    ===========    ===========

      At September 30, 2003, our held to maturity mortgage-backed securities portfolio totaled $55.2 million at amortized cost, consisting of: $45.2 million with a weighted average yield of 5.2% and contractual maturities within five years; and $10.0 million with a weighted average yield of 4.2% and contractual maturities of five to ten years. CMOs of $4.3 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

         Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2003 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                           More than One Year        More than Five Years
                                 One Year or Less          through Five Years          through Ten Years
                              ----------------------     ----------------------     ----------------------
                                           Weighted                   Weighted                   Weighted
                              Amortized     Average      Amortized     Average      Amortized     Average
                                Cost         Yield         Cost         Yield         Cost         Yield
                              ---------    ---------     ---------    ---------     ---------    ---------
                                                         (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
     Fannie Mae ..........    $   2,182         3.79%    $  72,238         4.19%    $   5,813         4.01%
     Freddie Mac .........          657         4.11        49,510         4.45         7,915         5.19

     Other ...............        4,875         2.72        11,591         4.75            --           --
                              ---------    ---------     ---------    ---------     ---------    ---------
       Total .............        7,714         3.14       133,339         4.34        13,728         4.69
                              ---------    ---------     ---------    ---------     ---------    ---------

Investment Securities
     U.S. Government and -
       agency securities .       17,204         4.27       113,188         3.64            --           --
     Corporate debt
     securities ..........           --           --         6,030         6.71            --           --
     State and municipal
       securities ........          146         1.00           703         2.12         1,345         3.09
                              ---------    ---------     ---------    ---------     ---------    ---------
       Total .............       17,350         4.24       119,921         3.79         1,345         3.09
                                           ---------     ---------    ---------     ---------    ---------

   Total debt securities
     available for sale ..    $  25,064         3.90%    $ 253,260         4.08%    $  15,073         4.55%
                              =========    =========     =========    =========     =========    =========

Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae ..........    $     668         5.58%    $  16,907         4.99%    $   9,971         4.24%
     Freddie Mac .........        4,541         5.81        21,970         5.16            --           --
     Other ...............           89         5.36         1,014         7.53            --           --
                              ---------    ---------     ---------    ---------     ---------    ---------
       Total .............        5,298         5.82        39,891         5.15         9,971         4.24

Investment Securities
     State and municipal
       securities ........        2,240         1.09         5,825         3.67        10,001         4.13
                              ---------    ---------     ---------    ---------     ---------    ---------

   Total debt securities
     held to maturity ....    $   7,538         4.41%    $  45,716         4.96%    $  19,972         4.18%
                              =========    =========     =========    =========     =========    =========


                                More than Ten Years               Total Securities
                              ----------------------     -----------------------------------
                                           Weighted                                Weighted
                              Amortized     Average      Amortized                  Average
                                Cost         Yield         Cost       Fair Value     Yield
                              ---------    ---------     ---------    ----------   ---------
                                                   (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
     Fannie Mae ..........    $      --           --%    $  80,233    $  80,546         4.16%
     Freddie Mac .........           --                     58,083       59,134         4.55

     Other ...............           --           --        16,466       16,940         4.15
                              ---------    ---------     ---------    ---------    ---------
       Total .............           --           --       154,782      156,620         4.31
                              ---------    ---------     ---------    ---------    ---------

Investment Securities
     U.S. Government and -
       agency securities .           --           --       130,392      133,610         3.73
     Corporate debt
     securities ..........           --           --         6,030        6,623         6.71
     State and municipal
       securities ........          351         3.23         2,545        2,536         2.66
                              ---------    ---------     ---------    ---------    ---------
       Total .............          351         3.23       138,967      142,769         3.84
                              ---------    ---------     ---------    ---------    ---------

   Total debt securities
     available for sale ..    $     351         3.23%    $ 293,749    $ 299,389         4.09%
                              =========    =========     =========    =========    =========

Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae ..........    $      --           --%    $  27,546    $  28,061         4.73%
     Freddie Mac .........           --           --        26,511       27,016         5.27
     Other ...............           --           --         1,103        1,165         7.59
                              ---------    ---------     ---------    ---------    ---------
       Total .............           --                     55,160       56,242         5.05

Investment Securities
     State and municipal
       securities ........          318         6.75        18,384       19,386         3.53
                              ---------    ---------     ---------    ---------    ---------

   Total debt securities
     held to maturity ....    $     318         6.75%    $  73,544    $  75,628         4.67%
                              =========    =========     =========    =========    =========

Sources of Funds

      General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

      Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses. In addition, we provide low-cost checking account services for low-income customers.

      At September 30, 2003, our deposits totaled $869.5 million. Interest-bearing deposits totaled $706.5 million, and non-interest-bearing demand deposits totaled $163.0 million. NOW, savings and money market deposits totaled $470.3 million at September 30, 2003. Also at that date, we had a total of $236.2 million in certificates of deposit, of which $190.1 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy we believe we will retain a large portion of such accounts upon maturity.

      Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. With the commencement of operations of our limited purpose commercial bank subsidiary, Provident Municipal Bank, in April 2002, we began accepting municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term.

      The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                       September 30,
                           -------------------------------------------------------------------------------------------- ---------
                                         2003                               2002                              2001
                           --------------------------------   -------------------------------    ---------------------- ---------
                                                  Weighted                           Weighted                           Weighted
                                                   Average                            Average                            Average
                            Amount     Percent      Rate       Amount     Percent      Rate       Amount     Percent      Rate
                           ---------   --------   ---------   ---------   --------   --------    ---------   --------   ---------
                                                                (Dollars in thousands)
Demand deposits:
   Retail ...............  $  90,471       10.4%         --%  $  54,399        6.8%         --%  $  41,280        6.3%         --%
   Commercial ...........     72,538        8.3          --      55,732        6.9          --      33,081        5.1          --
                           ---------      -----               ---------      -----               ---------      -----
   Total demand deposits     163,009       18.7          --     110,131       13.7          --      74,361       11.4          --
NOW deposits ............     62,367        7.2        0.20      82,983       10.4        0.40      63,509        9.7        0.49
Savings deposits ........    279,717       32.2        0.40     247,918       31.0        0.99     160,777       24.6        1.05
Money market deposits ...    128,222       14.7        0.52     115,065       14.4        1.23     109,126       16.7        1.81
                           ---------      -----               ---------      -----               ---------      -----
                             633,315       72.8        0.41     556,097       69.5        0.76     407,773       62.4        1.00
Certificates of deposit .    236,238       27.2        1.85     243,529       30.5        2.64     245,327       37.6        4.63
                           ---------      -----               ---------      -----               ---------      -----

   Total deposits .......  $ 869,553      100.0%       0.72%  $ 799,626      100.0%       1.33%  $ 653,100      100.0%       2.31%
                           =========      =====               =========      =====               =========      =====

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                   At September 30, 2003
                        ----------------------------------------------------------------------------
                                                     Period to Maturity
                        ----------------------------------------------------------------------------    Total at September 30,
                        Less than    One to Two     Two to      More than                Percent of    ------------------------
                         One Year       Years     Three Years  Three Years     Total        Total         2002         2001
                        -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
                                                              (Dollars in thousands)
Interest Rate Range:
   2.00% and below ...  $   154,353  $     9,524  $       555  $        30  $   164,462         69.6%  $   107,202  $        --
   2.01% to 3.00%  ...       17,993        6,395        3,547          330       28,265         12.0        73,101           --
   3.01% to 4.00%  ...       14,453        5,148          210        6,425       26,236         11.1        27,373      108,161
   4.01% to 5.00%  ...        3,185        6,008        1,354        3,734       14,281          6.0        20,245       33,785
   5.01% to 6.00%  ...          156        1,947          244           31        2,378          1.0         6,563       30,416
   6.01% and above ...           --          616           --           --          616          0.3         9,045       72,965
                        -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

   Total .............  $   190,140  $    29,638  $     5,910  $    10,550  $   236,238        100.0%  $   243,529  $   245,327
                        ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========

      The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2003.

                                                                      Maturity
                                                 --------------------------------------------------
                                                 3 Months or  Over 3 to 6  Over 6 to 12   Over 12
                                                    Less        Months       Months       Months        Total
                                                 -----------  -----------  -----------  -----------  -----------
                                                                         (In thousands)
Certificates of deposit less than $100,000 ....  $    60,792  $    44,266  $    43,913  $    38,652  $   187,623
Certificates of deposit of $100,000 or more (1)       27,864        6,961        6,344        7,446       48,615
                                                 -----------  -----------  -----------  -----------  -----------
   Total of certificates of deposit ...........  $    88,656  $    51,227  $    50,257  $    46,098  $   236,238
                                                 ===========  ===========  ===========  ===========  ===========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 1.29% for 3 months or less; 1.29% for 3 to 6 months; 1.90% for 6 to 12 months; and 3.60% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.72%.

      Borrowings. Our borrowings consist of advances and repurchase agreements. At September 30, 2003, we had access to additional Federal Home Loan Bank advances of up to $228 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and repurchase agreements at the dates and for the years indicated.

                                        At or For the Years Ended September 30,
                                       ---------------------------------------
                                           2003          2002          2001
                                       -----------   -----------   -----------
                                                (Dollars in thousands)

Balance at end of year ..............  $   164,757   $   102,968   $   110,427

Average balance during year .........      112,248       113,446       113,975
Maximum outstanding at any month end       164,757       131,637       135,727
Weighted average interest rate at end
   of year ..........................         2.98%         4.08%         5.32%
Average interest rate during year ...         3.83%         4.85%         5.98%

Activities of Subsidiaries and Affiliated Entities

      Provident Municipal Bank is a wholly-owned subsidiary of Provident Bank. Provident Municipal Bank is a New York State-chartered commercial bank whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings institutions, including federally chartered savings associations, such as Provident Bank. Provident Municipal Bank began operations on April 19, 2002, and at September 30, 2003 had $31.0 million in deposits from municipal entities in the communities served by Provident Bank.

      Provest Services Corp. I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, mutual funds, life and health insurance products to Provident Bank's customers. Through September 30, 2003, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. holds both residential and commercial real estate loans.

      At the time of our initial public offering, 46.7% of our common stock was sold to the public, and the remaining 53.3% was retained by Provident Bancorp, MHC, the successor to our original mutual savings association. The accounts of Provident Bancorp, MHC are not included in our consolidated financial statements. Provident Bancorp, MHC's primary activity is to hold its majority ownership interest in us. Provident Bancorp, MHC waives the receipt of most cash dividends with respect to its shares of our common stock, but uses the proceeds of those dividends it accepts principally to make charitable contributions in the communities Provident Bank serves. In fiscal 2003, Provident Bancorp, MHC accepted $453,000 in dividends and made charitable contributions of $321,000. Provident Bancorp, MHC has commitments to make future charitable contributions of $33,500. These commitments will be assumed by Provident Bank following the conversion.

Competition

      We face significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision making in our banking business and this strategy appears to have been well received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

      As of September 30, 2003, we had 285 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

      As a federally chartered savings association, Provident Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Provident Municipal Bank is regulated by the New York State Department of Banking and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. Provident Bank also is a member of, and owns stock in, the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Provident Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Provident Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Provident Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank's loan documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the New York State Department of Banking or Congress, could have a material adverse impact on Provident Bancorp, Inc., Provident Bank, Provident Municipal Bank and their respective operations.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Provident Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. Provident Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Provident Bank directly, including real estate investment, securities brokerage and insurance agency.

      Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      At September 30, 2003, Provident Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2003, Provident Bank was in compliance with the loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Provident Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Provident Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

      "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Provident Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2003, Provident Bank maintained approximately 75.2% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings association must file an application for approval of a capital distribution if:

      o the total capital distributions for the applicable calendar year exceed the sum of the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years;

      o the savings association would not be at least adequately capitalized following the distribution;

      o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      o the savings association is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      o the savings association would be undercapitalized following the distribution;

      o the proposed capital distribution raises safety and soundness concerns; or

      o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Provident Bank received an "outstanding" Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Provident Bancorp, Inc. and its non-savings institution subsidiaries will be affiliates of Provident Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Provident Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and
(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Provident Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Provident Bank's board of directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association's capital:

      o well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

      o adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

      o undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

      o significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and

      o     critically undercapitalized (less than 2% tangible capital).

      Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At September 30, 2003, Provident Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Provident Bank are insured by the Savings Association Insurance Fund and, to a limited extent, the Bank Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Provident Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of .0212% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

      Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

      Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2003, Provident Bank was in compliance with this requirement.

Federal Reserve System

      Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2003, Provident Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

      o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

Holding Company Regulation

      General. Provident Bancorp, MHC and Provident Bancorp are nondiversified mutual savings and loan holding companies within the meaning of the HOLA. As such, Provident Bancorp, MHC and Provident Bancorp are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Provident Bancorp, MHC and Provident Bancorp and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Provident Bancorp and Provident Bancorp, MHC are generally not subject to state business organizations law.

      Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Provident Bancorp may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a Mutual Holding Company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

      The HOLA prohibits a savings and loan holding company, including Provident Bancorp and Provident Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of Provident Bancorp and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

      Waivers of Dividends by Provident Bancorp, MHC. OTS regulations require Provident Bancorp, MHC to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) Provident Bancorp, MHC's board of directors determines that such waiver is consistent with such directors' fiduciary duties to Provident Bancorp, MHC's members; (ii) for as long as the savings association subsidiary is controlled by Provident Bancorp, MHC, the dollar amount of dividends waived by Provident Bancorp, MHC are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by Provident Bancorp, MHC is available for declaration as a dividend solely to Provident Bancorp, MHC, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to Provident Bancorp, MHC is probable, an appropriate dollar amount is recorded as a liability and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

Federal Securities Law

      The common stock of Provident Bancorp is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). Provident Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. Common stock of Provident Bancorp held by persons who are affiliates (generally officers, directors and principal stockholders) of Provident Bancorp may not be resold without registration or unless sold in accordance with certain resale restrictions. If Provident Bancorp meets specified current public information requirements, each affiliate of Provident Bancorp is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

      On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

      The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by Securities and Exchange Commission regulations) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

      Although we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

ITEM 2. Properties

      As of September 30, 2003, Provident Bank leased 11 properties, including its headquarters location, from third parties. In addition, Provident Bank owns eight properties. At September 30, 2003, the net book value of our properties was $11.6 million. The following is a list of our locations:

Corporate Office, Commercial Lending Division, and Investment Management and Trust Department:

         400 Rella Boulevard
         Montebello, NY 10901
         (845) 369-8040

Rockland County Branches:               26 North Middletown Road
                                        (In the ShopRite Supermarket)
44 West Route 59                        Pearl River, NY  10965
Nanuet, NY  10954                       (845) 627-6170
(845) 627-6180
                                        196 Route 59
38-40 New Main Street                   Suffern, NY  10901
Haverstraw, NY  10927                   (845) 369-8360
(845) 942-3880
                                        1633 Route 202
375 Route 303 at Kings Highway          Pomona, NY  10970
Orangeburg, NY  10962                   (845) 364-5690
(845) 398-4810
                                        44 North Main Street
148 Route 9W                            (In the ShopRite Supermarket)
Stony Point, NY  10980                  New City, NY  10956
(845) 942-3890                          (845) 639-7650

179 South Main Street                   Orange County Branches:
New City, NY  10956
(845) 639-7750                          125 Dolson Avenue
                                        (In the ShopRite Supermarket)
72 West Eckerson Rd.                    Middletown, NY  10940
Spring Valley, NY  10977                (845) 342-5777
(845) 426-7230
                                        153 Route 94
                                        (In the ShopRite Supermarket)
715 Route 304                           Warwick, NY  10990
Bardonia, NY  10954                     (845) 986-9540
(845) 623-6340
                                        7 Edward J. Lempka Drive
1 Lake Road West                        Florida, NY  10921
Congers, NY  19020                      (845) 651-4091
(845) 267-2180
                                        1992 Route 284
71 Lafayette Avenue                     Slate Hill, NY  10973
Suffern, NY  10901                      (845) 355-6181
(845) 369-8350
                                        300 Larkin Drive
                                        Harriman Commons
                                        Monroe, NY 10950
                                        (845) 782-7226

ITEM 3. Legal Proceedings

      Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to Provident Bancorp's financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the quarter ended September 30, 2003.

                                     PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

      The common stock of Provident Bancorp is quoted on the Nasdaq National Market under the symbol "PBCP." As of September 30, 2003, Provident Bancorp had 11 registered market makers, 3,018 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,946,521 shares outstanding. As of such date, Provident Bancorp, MHC held 4,416,000 shares of Provident Bancorp's common stock and stockholders other than Provident Bancorp, MHC held 3,530,521 shares.

      The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

                                                         Cash Dividends
            Quarter Ended       High         Low            Declared
       ------------------    ---------     --------      ---------------
       September 30, 2003     $43.30        $31.97           $0.15
       June 30, 2003           33.06         31.20            0.15
       March 31, 2003          31.50         30.00            0.14
       December 31, 2002       31.50         27.75            0.13

       September 30, 2002      29.15         27.69            0.12
       June 30, 2002           28.97         26.50            0.11
       March 31, 2002          28.90         26.50            0.10
       December 31, 2001       29.64         21.58            0.08

      Payment of dividends on Provident Bancorp's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

      In accordance with regulations, Provident Bancorp, MHC waived receipt of certain dividends declared by Provident Bancorp, after obtaining OTS approval to do so. In total, Provident Bancorp, MHC has waived receipt of $4.7 million in dividends through September 30, 2003, including $2.1 million in fiscal 2003 and $1.3 million in fiscal 2002.

ITEM 6. Selected Financial Data

      The following financial condition data and operating data are derived from the audited consolidated financial statements of Provident Bancorp or, prior to January 7, 1999, the Bank. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included as Item 7 and
Item 8 of this report, respectively.

                                                               At September 30,
                                        ----------------------------------------------------------
                                           2003        2002        2001        2000        1999
                                        ----------  ----------  ----------  ----------  ----------
                                                              (In thousands)
Selected Financial Condition Data:

Total assets .........................  $1,174,305  $1,027,701  $  881,260  $  844,303  $  814,518
Loans, net (1) .......................     703,184     660,816     606,146     589,822     566,521
Securities available for sale ........     300,715     206,146     163,928     162,157     148,387
Securities held to maturity ..........      73,544      86,791      71,355      48,586      56,782
Deposits .............................     869,553     799,626     653,100     608,976     586,640
Borrowings ...........................     164,757     102,968     110,427     127,571     117,753
Equity ...............................     117,857     110,867     102,620      90,986      90,299


                                                          Years Ended September 30,
                                        ----------------------------------------------------------
                                           2003        2002        2001        2000        1999
                                        ----------  ----------  ----------  ----------  ----------
                                                              (In thousands)
Selected Operating Data:

Interest and dividend income .........  $   57,790  $   59,951  $   60,978  $   58,899  $   52,267
Interest expense .....................      12,060      17,201      26,244      26,034      21,589
                                        ----------  ----------  ----------  ----------  ----------
   Net interest income ...............      45,730      42,750      34,734      32,865      30,678
Provision for loan losses ............         900         900       1,440       1,710       1,590
                                        ----------  ----------  ----------  ----------  ----------
   Net interest income after provision
     for loan losses .................      44,830      41,850      33,294      31,155      29,088
Non-interest income ..................       9,555       5,401       4,706       3,391       3,103
Non-interest expense .................      36,790      32,161      26,431      25,808      26,303
                                        ----------  ----------  ----------  ----------  ----------
Income before income tax expense .....      17,595      15,090      11,569       8,738       5,888
Income tax expense ...................       6,344       5,563       4,087       2,866       1,958
                                        ----------  ----------  ----------  ----------  ----------
   Net income ........................  $   11,251  $    9,527  $    7,482  $    5,872  $    3,930
                                        ==========  ==========  ==========  ==========  ==========

                                                  (footnotes on following pages)

                                                     At or For the Years Ended September 30,
                                            --------------------------------------------------------
                                              2003        2002        2001        2000        1999
                                            --------    --------    --------    --------    --------
Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to
   average total assets) ................       1.04%       0.99%       0.87%       0.70%       0.52%
Return on equity (ratio of net income to
   average equity) ......................       9.92        8.92        7.71        6.58        5.03
Average interest rate spread  (2) .......       4.30        4.33        3.56        3.51        3.66
Net interest margin (3) .................       4.55        4.71        4.20        4.12        4.24
Efficiency ratio (4) ....................      66.55       66.79       67.02       71.18       77.86
Non-interest expense to average total
   assets ...............................       3.40        3.36        3.06        3.08        3.47
Ratio of average interest-earning assets
   to average interest-bearing
   liabilities ..........................     121.33      120.03      120.20      118.54      119.28

Per Share and Related Data:

Basic earnings per share (5) ............   $   1.46    $   1.24    $   0.98    $   0.76    $   0.40
Diluted earnings per share ..............       1.44        1.22        0.97        0.76        0.40
Dividends per share (6) .................       0.57        0.41        0.22        0.15        0.06
Dividend payout ratio (7) ...............      39.04%      33.06%      22.45%      19.74%      15.00%
Book value per share (8) ................   $  14.83    $  13.86    $  12.79    $  11.26    $  10.91

Asset Quality Ratios:

Non-performing assets to total assets ...       0.40%       0.49%       0.27%       0.50%       0.62%
Non-performing loans to total loans .....       0.66        0.74        0.37        0.67        0.81
Allowance for loan losses to
   non-performing loans .................     235.66      209.59      400.66      189.85      133.78
Allowance for loan losses to total loans        1.55        1.55        1.48        1.28        1.08

Capital Ratios:

Equity to total assets at end of year ...      10.04%      10.79%      11.64%      10.78%      11.09%
Average equity to average assets ........      10.47       11.15       11.24       10.67       10.29
Tier 1 leverage ratio (bank only) .......       8.14        8.45       10.20        9.59        9.56

Other Data:

Number of full service offices ..........         18          17          15          13          12

--------------------------------------------------------------------------------

(1)   Excludes loans held for sale.

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

(6) The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date.

                                                For the Years Ended September 30,
                                                ---------------------------------

                                            2003     2002     2001     2000     1999
                                           ------   ------   ------   ------   ------
                                                         (In thousands)
Dividends paid to public stockholders      $1,968   $1,435   $  807   $  563   $  235

Dividends paid to Provident Bancorp, MHC      453      500       --      486      132
                                           ------   ------   ------   ------   ------

Total dividends paid                       $2,421   $1,935   $  807   $1,049   $  367
                                           ======   ======   ======   ======   ======

      Payments listed above exclude cash dividends waived by Provident Bancorp, MHC during the years of $2.1 million, $1.3 million, $972,000, $177,000 and $132,000, respectively. Provident Bancorp, MHC began waiving dividends in May 1999, and, as of September 30, 2003, had waived dividends totaling $4.7 million.

(7) The dividend payout ratio represents dividends per share divided by basic earnings per share. For fiscal 1999, the payout ratio is based on dividends of $0.06 per share and nine-month earnings of $0.40 per share. Based on six-month earnings of $0.29 per share for the third and fourth quarters of fiscal 1999, the dividend payout ratio would have been 20.69%.

(8) Book value per share is based on total stockholders' equity and 7,946,521, 7,997,512, 8,024,166, 8,077,800 and 8,280,000 outstanding common shares at
      September 30, 2003, 2002, 2001, 2000 and 1999, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, gains (losses) on sales of loans and securities available for sale and net increases in the cash surrender value of bank-owned life insurance ("BOLI") contracts. Our non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising and promotion expense and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The financial condition and results of operations of Provident Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident Bancorp may signify the Bank, depending on the context and time period.

Critical Accounting Policies

      Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for deferred income taxes and the recognition of interest income.

      The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. See Note 3, Summary of Significant Accounting Policies--Allowance for Loan Losses in our Notes to Consolidated Financial Statements for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

      We also use judgment in the valuation of other intangible assets (core deposit base intangibles). A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in an acquisition that was accounted as a purchase business combination. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired.

      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

      Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current).

Management Strategy

      We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to money center banks in our market area. Over the years, management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of individuals, businesses and municipalities in our market area. This has resulted in a change in our business mix, providing a favorable platform for long-term sustainable growth. Highlights of management's business strategy are as follows:

      Operating as a Community Bank. As an independent community bank, we emphasize the local nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the individuals, corporations and municipalities in our market area. We offer a broad range of financial products to meet the changing needs of the marketplace, including internet banking, cash management services and sweep accounts. In addition, we offer asset management and trust services to meet the investing needs of individuals, corporations and not-for-profit entities. As a result, we are able to provide locally the financial services required to meet the needs of the majority of existing and potential customers in our market.

      Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have established Sunday banking and extended service hours. In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards.

      Growing and Diversifying our Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we have developed commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio over the years while continuing to grow our residential mortgage and consumer lending businesses. As a result, we believe that we have developed a diversified loan portfolio with a favorable mix of loan types, maturities and yields.

      Expanding our Retail Banking Franchise. Management intends to continue expansion of its retail banking franchise and to increase the number of households and businesses served in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and convenient access, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in continued growth in core deposits, which has improved our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in retail banking locations and technology to support exceptional service levels for Provident Bank's customers.

Analysis of Net Interest Income

      Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

      The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

                                   At                             Years Ended September 30,
                              September 30, -------------------------------------------------------------------------
                                  2003                      2003                                  2002
                              ------------- ------------------------------------ ------------------------------------
                                              Average                              Average
                                 Yield/     Outstanding                 Yield/   Outstanding                 Yield/
                                  Rate        Balance     Interest       Rate      Balance      Interest      Rate
                              ------------- -----------   ---------    --------- -----------   ----------   ---------
                                                                (Dollars in thousands)
Interest-earning assets:
Loans (1)..................        5.83%    $  683,102    $  43,815        6.41%   $ 630,710    $  44,967        7.13%
Securities available for
  sale.....................        4.07        228,532        9,704        4.25      185,326        9,869        5.33
Securities held to maturity        4.67         81,046        3,882        4.79       73,548        4,627        6.29
Other......................        0.89         11,804          389        3.30       18,138          488        2.69
                                             ---------    ---------                ---------    ---------
   Total interest-earning
   assets..................        5.26      1,004,484       57,790        5.75      907,722       59,951        6.60
                                                          ---------                             ---------
Non-interest-earning assets                     78,078                                50,192
                                            ----------                             ---------
   Total assets............                 $1,082,562                             $ 957,914
                                            ==========                             =========

Interest-bearing
  liabilities:
Savings deposits (2).......        0.40     $  276,527        1,497        0.54    $ 227,143        2,289        1.01
Money market deposits......        0.52        121,840          955        0.78      106,133        1,435        1.35
NOW deposits...............        0.20         77,165          200        0.26       73,403          315        0.43
Certificates of deposit....        1.85        240,141        5,123        2.13      236,133        7,662        3.24
Borrowings.................        2.98        112,248        4,285        3.83      113,446        5,500        4.85
                                             ---------    ---------                ---------    ---------
   Total interest-bearing
     liabilities...........        1.28        827,921       12,060        1.46      756,258       17,201        2.27
                                                          ---------                             ---------
Non-interest-bearing
liabilities................                    141,272                                94,869
                                             ---------                             ---------
   Total liabilities.......                    969,193                               851,127
Stockholders' equity.......                    113,369                               106,787
                                             ---------                             ---------
   Total liabilities and
     stockholders' equity..                 $1,082,562                             $ 957,914
                                            ==========                             =========
Net interest income........                               $  45,730                             $  42,750        4.33%
                                                          =========                             =========
Net interest rate spread
  (3)......................                                                4.29%
Net interest-earning
  assets (4)...............                 $  176,563                             $ 151,464
                                            ==========                             =========
Net interest margin (5)....                                                4.55%                                 4.71%
Ratio of interest-earning
   assets to
   interest-bearing
   liabilities.............                     121.33%                               120.03%

                                              2001
                             -------------------------------------
                               Average
                             Outstanding
                               Balance     Interest    Yield/Rate
                             -----------   ---------   ----------
                                     (Dollars in thousands)
Interest-earning assets:
Loans (1)..................   $ 590,298    $  46,434         7.87%
Securities available for
  sale.....................     159,185        9,598         6.03
Securities held to maturity      66,253        4,318         6.52
Other......................      10,983          628         5.72
                              ---------    ---------    ---------
   Total interest-earning
   assets..................     826,719       60,978         7.38
                                           ---------
Non-interest-earning assets      36,624
                              ---------
   Total assets............   $ 863,343
                              =========
Interest-bearing
  liabilities:
Savings deposits (2).......   $ 177,994        2,898         1.63
Money market deposits......      86,717        2,245         2.59
NOW deposits...............      57,806          365         0.63
Certificates of deposit....     251,299       13,915         5.54
Borrowings.................     113,975        6,821         5.98
                              ---------    ---------
   Total interest-bearing
     liabilities                687,791       26,244         3.82
                                           ---------
Non-interest-bearing
liabilities................      78,547
                              ---------
   Total liabilities.......     766,338
Stockholders' equity.......      97,005
                              ---------
   Total liabilities and
     stockholders' equity..   $ 863,343
                              =========
Net interest income........                $ 34,734
                                           ========
Net interest rate spread
  (3)......................                                  3.56%
Net interest-earning
  assets (4)...............   $ 138,928
                              =========
Net interest margin (5)                                      4.20%
Ratio of interest-earning
   assets to
   interest-bearing
   liabilities.............      120.20%

--------------------------------------------------------------------------------

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

         The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                           Years Ended September 30,
                           --------------------------------------------------------------------------------------
                                           2003 vs. 2002                              2002 vs. 2001
                           ------------------------------------------   -----------------------------------------
                               Increase (Decrease)                         Increase (Decrease)
                                      Due to               Total                  Due to                Total
                           --------------------------     Increase      --------------------------     Increase
                             Volume          Rate        (Decrease)       Volume          Rate        (Decrease)
                           -----------    -----------    -----------    -----------    -----------    -----------
                                                                (In thousands)
Interest-earning assets:
   Loans ...............   $     3,651    $    (4,803)   $    (1,152)   $     3,093    $    (4,560)   $    (1,467)
   Securities available
     for sale ..........         2,054         (2,219)          (165)         1,464         (1,193)           271
   Securities held to
     maturity ..........           438         (1,183)          (745)           465           (156)           309
   Other ...............          (194)            95            (99)           290           (430)          (140)
                           -----------    -----------    -----------    -----------    -----------    -----------

     Total
       interest-earning
       assets ..........         5,949         (8,110)        (2,161)         5,312         (6,339)        (1,027)
                           -----------    -----------    -----------    -----------    -----------    -----------

Interest-bearing
   liabilities:
   Savings deposits ....           428         (1,220)          (792)           680         (1,289)          (609)
   Money market deposits           189           (669)          (480)           427         (1,237)          (810)
   NOW deposits ........            15           (130)          (115)            83           (133)           (50)
   Certificates of
     deposit ...........           128         (2,667)        (2,539)          (793)        (5,460)        (6,253)
   Borrowings ..........           (57)        (1,158)        (1,215)           (32)        (1,289)        (1,321)
                           -----------    -----------    -----------    -----------    -----------    -----------

     Total
       interest-bearing
       liabilities .....           703         (5,844)        (5,141)           365         (9,408)        (9,043)
                           -----------    -----------    -----------    -----------    -----------    -----------

Change in net interest
   income ..............   $     5,246    $    (2,266)   $     2,980    $     4,947    $     3,069    $     8,016
                           ===========    ===========    ===========    ===========    ===========    ===========

Comparison of Financial Condition at September 30, 2003 and September 30, 2002

      Total assets. Total assets as of September 30, 2003 were $1.2 billion, an increase of $146.6 million, or 14.3%, over total assets of $1.0 billion at September 30, 2002. Average total assets for the year ended September 30, 2003 were $1.1 billion, an increase of $124.6 million, or 13.0%, over average total assets of $957.9 million in fiscal 2002.

      Total securities. Total securities increased by $81.4 million, or 27.8%, to $374.3 million at September 30, 2003 from $292.9 million at September 30, 2002. Securities available for sale increased by $94.6 million, or 45.9%, primarily as a result of an increase in mortgage-backed securities. Securities held to maturity decreased by $13.3 million, or 15.3%, to $73.5 million at September 30, 2003 from $86.8 million at September 30, 2002. The decrease in securities held to maturity resulted from securities maturing and from payments on mortgage-backed securities. No securities were sold during the fiscal year ended September 30, 2003.

      Net loans. Net loans as of September 30, 2003 were $703.2 million, an increase of $42.4 million, or 6.4%, over net loan balances of $660.8 million at September 30, 2002. During fiscal 2003 the commercial loan portfolio, which consists of commercial real estate, commercial business and construction loans, grew $31.2 million, or 14.1%. Residential mortgage loans grew during fiscal 2003 as well, increasing (net of significant refinancing activity) $14.7 million, or 4.0%, over balances at September 30, 2002. Consumer loans declined to $80.6 million from $83.4 million at September 30, 2002, a decrease of $2.8 million, or 3.4%, as many customers refinanced their home equity loans with their first mortgages. Average total loans were $683.1 million in fiscal 2003, an increase of $52.4 million, or 8.3%, over average total loans of $630.7 million in fiscal 2002. At September 30, 2003, non-performing loans totaled $4.7 million, or 0.66% of total loans, compared to $5.0 million, or 0.74% of total loans, at September 30, 2002.

      Deposits. Deposits as of September 30, 2003 were $869.5 million, up $69.9 million, or 8.7%, from September 30, 2002. Our deposit mix has continued to change along with our deposit growth. Transaction accounts (demand and NOW deposits) represented 26% of deposits at September 30, 2003, compared to 24% at September 30, 2002. Similarly, savings and money market account balances, which totaled $407.9 million at September 30, 2003, represented 47% of deposits at that date, compared to 45% at September 30, 2002. Certificates of deposit declined to 27% of deposits at September 30, 2003 from 31% at September 30, 2002. This shift in mix to lower cost transaction and savings accounts had a positive impact on earnings in fiscal 2003.

      Stockholders' Equity. Stockholders' equity increased by $7.0 million to $117.9 million at September 30, 2003, compared to $110.9 million at September 30, 2002. In addition to net income of $11.3 million for the current fiscal year, equity increased by $2.1 million due to the allocation of employee stock ownership plan shares and the vesting of shares issued under our recognition and retention plan, and by $524,000 related to transactions in our stock option plan. Partially offsetting these increases were cash dividends, which reduced stockholders' equity by $2.4 million, $2.3 million in stock repurchases, and a reduction of $2.1 million in the after-tax net unrealized gains on securities available for sale.

      During fiscal 2003, we repurchased 69,004 shares of our common stock, of which 22,815 shares were repurchased under our third repurchase program, which was announced in March 2003, and which authorized the repurchase of up to 177,250 shares. We repurchased a total of 376,740 shares under our two previously announced and completed repurchase programs. We held a total of 333,479 treasury shares at September 30, 2003,which is net of stock option related issuances.

Comparison of Operating Results for the Years Ended September 30, 2003 and September 30, 2002

      Net income for the year ended September 30, 2003, was $11.3 million, an increase of $1.8 million, or 18.1%, compared to net income of $9.5 million for the year ended September 30, 2002. Basic and diluted earnings per share increased to $1.46 and $1.44, respectively, for the year ended September 30, 2003, compared to $1.24 and $1.22, respectively, for the year ended September 30, 2002. The increase in net income reflected a $5.1 million, or 29.9%, decrease in interest expense and a $4.2 million, or 76.9%, increase in non-interest income, which were partially offset by a $4.6 million, or 14.4%, increase in non-interest expense and a $2.2 million, or 3.6%, decrease in interest income.

      Interest Income. Interest income for the year ended September 30, 2003 declined to $57.8 million, a decrease of $2.2 million, or 3.6%, compared to the prior year. The decrease was primarily due to lower average yields on loans and securities, offset in large part by higher average balances in both asset classes. Average interest-earning assets for the year ended September 30, 2003 were $1.0 billion, an increase of $96.8 million, or 10.7%, over average interest-earning assets for the year ended September 30, 2002 of $907.7 million. Average loan balances grew by $52.4 million and average balances of securities and other earning assets increased by $44.4 million. Average yields on interest earning assets fell by 85 basis points to 5.75% for the year ended September 30, 2003, from 6.60% for the year ended September 30, 2002. Lower market interest rates were the primary reason for the decline in asset yields.

      Total interest income on loans for the year ended September 30, 2003 declined 2.6% to $43.8 million from $45.0 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2003 increased to $15.2 million, up 6.8% from commercial loan interest income of $14.2 million for the prior fiscal year. Average balances of commercial loans grew $32.0 million to $220.3 million, and the impact of that increase offset a 66 basis point decline in average yield. The lower average yield was due, in part, to the effect on commercial business loans of the lower average prime rate of 4.24% in fiscal 2003 compared to 4.86% in fiscal 2002. Interest income on consumer loans declined by $715,000, or 15.0% for the year. Our fixed-rate consumer loans have short average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $24.6 million for the year ended September 30, 2003, down $1.4 million, or 5.4%, from the prior year. Despite an increase of $16.7 million in average residential mortgage loan balances, interest income was negatively impacted as yields declined by 68 basis points to 6.44% from 7.12%, reflecting the impact of lower market rates and refinancing activity.

      Interest income on securities and other earning assets decreased to $14.0 million for the year ended September 30, 2003, compared to $15.0 million for the prior year. A 106 basis-point decline in yields offset a $44.4 million increase in the average balances of securities and other earning assets.

      Interest Expense. Interest expense for the year ended September 30, 2003 fell by $5.1 million to $12.1 million, a decrease of 29.9% compared to interest expense of $17.2 million for the prior fiscal year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to a higher concentration of non-interest-bearing and low interest-bearing deposits in fiscal 2003. Average rates paid on interest-bearing liabilities for the year ended September 30, 2003 declined by 81 basis points to 1.46% from 2.27% last year. The average interest rate paid on certificates of deposit fell by 111 basis points to 2.13% for the year ended September 30, 2003, from 3.24% for the prior year. For the year ended September 30, 2003, average balances of lower cost savings and money market accounts increased by $49.4 million and $15.7 million, respectively, while average balances of certificates of deposit increased by only $4.0 million compared to the year ended September 30, 2002. The average interest rate paid on savings and money market accounts fell by 47 and 57 basis points to 0.54% and 0.78%, respectively, for the year ended September 30, 2003, from 1.01% and 1.35% for the prior year.

      Net Interest Income. Net interest income for the year ended September 30, 2003 increased to $45.7 million, compared to $42.8 million for the year ended September 30, 2002, an increase of $2.9 million or 7.0%, which was largely due to a $25.1 million increase in average net earning assets. The decrease in interest income of $2.2 million, or 3.6%, reflects a decline in yield of 85 basis points to 5.75% on average earning assets, mostly offset by an increase in average earning asset balances of $96.8 million, or 10.7%, to $1.0 billion as of September 30, 2003. The cost of interest bearing liabilities declined by $5.1 million as the average rate paid on interest bearing liabilities decreased 81 basis points to 1.46%, offsetting an increase in average balances of $71.7 million to $827.9 million. Net interest margin decreased from 4.71% to 4.55% and net interest spread decreased from 4.33% to 4.29%.

      This increase in our net interest income was due, in large part, to the relative changes in the yield and cost of our assets and liabilities as a result of decreasing market interest rates since 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities. However, if recently low interest rate levels persist for an extended period of time, the prepayment of assets could continue at a rate exceeding scheduled repayment. Such funds received would most likely be reinvested at lower yields than that of our previously held assets. Also, as the reduction in liability costs have already exceeded the pace at which assets repriced downward, net interest margin may be further compressed. Conversely, if market interest rates rise as a result of an economic recovery, competitive pressures could cause us to increase our funding costs and lead to pressure on the net interest margin.

      Provision for Loan Losses. We recorded $900,000 in loan loss provisions for each of the years ended September 30, 2003 and September 30, 2002. At September 30, 2003 the allowance for loan losses totaled $11.1 million, or 1.55% of the loan portfolio, compared to $10.4 million, or 1.55% of the loan portfolio at September 30, 2003. See "Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002--Provision for Loan Losses," above.

      Non-Interest Income. Non-interest income for the fiscal year ended September 30, 2003 was $9.6 million compared to $5.4 million for the fiscal year ended September 30, 2002, an increase of $4.2 million, or 76.9%. This increase was primarily attributable to realized gains on securities available for sale and sales of loans of $2.0 million and $1.1 million, respectively, in the current fiscal year, a combined increase of $2.5 million over the securities and loan sales gains of $607,000 for the prior fiscal year. Other factors include an increase of $786,000, or 18.7%, in banking fees and service charges, $483,000 in income from the new BOLI program, which began in December 2002, and an increase in prepayment fees of $264,000.

      Non-Interest Expense. Non-interest expense for the fiscal year ended September 30, 2003 was $36.8 million, a $4.6 million, or 14.4%, increase over expenses of $32.2 million for the fiscal year ended September 30, 2002. The increase was primarily attributable to an increase in compensation and employee benefits of $3.5 million, or 20.0%, primarily related to annual merit raises, staff for new branches, the payout of an employment agreement and the increased cost of stock-based compensation plans due to the increase in the market price of our common stock.

      Occupancy and office operations expense increased by $370,000, or 7.7%, due primarily to the expenses associated with the branches acquired as part of the acquisition of The National Bank of Florida; we owned these branches for only five months in fiscal 2002. Advertising and promotion costs increased by $187,000, or 12.7%, due to additional advertising related to new branches and products. Increases in loan and deposit accounts generated a volume-related increase of $472,000, or 19.3%, in data and check processing costs. A focus on technological development and internal controls resulted in an increase in professional fees over the same period in 2002 of $427,000, or 42.0%, to $1.4 million. Amortization of intangible assets increased by $152,000, or 53.1%, as the core deposit amortization for The National Bank of Florida was in place for all of fiscal 2003, compared to five months in fiscal 2002. Other expenses increased by $91,000, or 2.1%, due primarily to an increase of $226,000, or 54.6%, in ATM charges related to the increase in transaction accounts and greater debit card usage.

      Income Taxes. Income tax expense was $6.3 million for the fiscal year ended September 30, 2003 compared to $5.6 million for fiscal 2002, representing effective tax rates of 36.1% and 36.9%, respectively. The lower effective tax rate in fiscal 2003 is primarily attributable to the transfer of $12.5 million in assets from taxable securities to tax-exempt bank owned life insurance.

Comparison of Operating Results for the Years Ended September 30, 2002 and September 30, 2001

      Net income for the year ended September 30, 2002 was $9.5 million, an increase of $2.0 million, or 27.3%, compared to net income of $7.5 million in fiscal 2001. Basic and diluted earnings per share increased to $1.24 and $1.22, respectively, for the 2002 fiscal year compared to $0.98 and $0.97, respectively, for fiscal 2001. The increase in net income reflects an $8.0 million or 23.1% increase in net interest income, a $695,000, or 14.8%, increase in non-interest income and a $540,000 decrease in the provision for loan losses, offset in part by increases of $5.7 million or 21.7% in non-interest expense and $1.5 million or 36.1% in income tax expense.

      Interest Income. Interest income for the fiscal year ended September 30, 2002 declined slightly to $60.0 million, a decrease of $1.0 million, or 1.7% compared to the prior year. The small decrease was primarily due to lower average yields on loans and securities, offset in large part by higher average balances in both asset classes, due, in part, to our acquisition of The National Bank of Florida. Average interest-earning assets for the year ended September 30, 2002 were $907.7 million, an increase of $81.0 million, or 9.8%, over average interest-earning assets for the year ended September 30, 2001 of $826.7 million. Average loan balances grew by $40.4 million and average balances of securities and other earning assets increased by $40.6 million. Average yields on interest earning assets fell by 78 basis points to 6.60% for the year ended September 30, 2002, from 7.38% for the year ended September 30, 2001. Lower market interest rates were the primary reason for the decline in asset yields. Lower yields were also due, in part, to the change in interest-earning asset mix, as we maintained high balances in cash and short-term securities in the weeks before and after our acquisition of The National Bank of Florida.

      Total interest income on loans for the year ended September 30, 2002 declined to $45.0 million, down 3.2% from $46.4 million for the prior fiscal year. Interest income on the commercial loan portfolio (commercial real estate, commercial business and construction loans) for the year ended September 30, 2002 decreased to $14.2 million, down 4.1% from commercial loan interest income of $14.8 million for the prior fiscal year. The average commercial loan portfolio grew $17.1 million to $189.5 million, but the impact of that increase was more than offset by a 110 basis-point decline in average yield. The lower average yield was due, in part, to the effect on commercial business loans of the significantly lower average prime rate of 4.86% in fiscal 2002 compared to 6.57% in fiscal 2001. Interest income on consumer loans declined by $1.0 million, or 17.4% for the year. Our fixed-rate consumer loans have short average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $26.0 million for the year ended September 30, 2002, up 0.6% compared to the prior year, as yields declined by 34 basis points to 7.15% from 7.49%, reflecting the impact of lower market rates and refinancing activity, while average balances increased.

      Interest income on securities and other earning assets increased to $15.0 million for the year ended September 30, 2002, compared to $14.5 million for the prior fiscal year. Average balances of securities and other earning assets grew by $40.6 million, or 17.2% to $277.0 million, which more than offset a 74 basis-point decline in yields.

      Interest Expense. Interest expense for the fiscal year ended September 30, 2002 fell by $9.0 million to $17.2 million, a decrease of 34.5% compared to interest expense of $26.2 million for fiscal 2001. The sharp decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as lower average balances in certificate-of-deposit accounts and a higher concentration of non-interest-bearing and low-interest-bearing deposits in fiscal 2002. Average rates paid on interest-bearing liabilities (deposits and borrowings) for the year ended September 30, 2002 declined by 155 basis points to 2.27% from 3.82% in the prior fiscal year. The average interest rate paid on certificates of deposit fell by 230 basis points to 3.24% for the year ended September 30, 2002, from 5.54% for the prior year. For the year ended September 30, 2002, average balances of lower-cost savings and money market accounts increased by $49.1 million and $19.4 million, respectively, while average balances of certificates of deposit declined by $15.2 million compared to average balances for the year ended September 30, 2001. The average interest rates paid on savings and money market accounts fell by 62 and 124 basis points to 1.01% and 1.35%, respectively, for the year ended September 30, 2002, from 1.63% and 2.59% for the prior year. Interest expense on borrowings declined by $1.3 million, primarily due to the 113 basis point decrease in the average rate to 4.85% in fiscal 2002 from 5.98% in fiscal 2001.

      Net Interest Income. Net interest income for the year ended September 30, 2002 increased to $42.7 million, compared to $34.7 million for the year ended September 30, 2001, an increase of $8.0 million or 23.1%. Net interest income increased due to a $12.6 million increase in average net earning assets to $151.5 million, from $138.9 million, as well as a 77 basis-point increase in net interest rate spread, to 4.33%, from 3.56% in the prior year. Net interest margin increased to 4.71% for the year ended September 30, 2002, up from 4.20% in the prior year.

      The significant increase in net interest income in fiscal 2002 was due, in large part, to the relative changes in the yield and cost of our assets and liabilities as a result of decreasing market interest rates in calendar 2001 and 2002. This decrease in market interest rates reduced our cost of interest-bearing liabilities faster and to a greater extent than the rates on our interest-earning assets such as loans and securities. However, even in the current rate environment, this trend is not likely to continue, as average yields on assets such as residential mortgage and consumer loans have more recently declined at an accelerated pace. The presently high net interest margins could come under near-term pressure in both rising rate and falling rate scenarios. Should market interest rates increase with an economic recovery, the cost of our interest-bearing liabilities would likely increase faster than the rates on our interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Should market interest rates continue to fall, management anticipates that the rates on interest-earning assets would likely decline to a greater extent than the cost of interest-bearing liabilities, as the latter rates may have reached market minimums.

      Provision for Loan Losses. We recorded $900,000 and $1.4 million in loan loss provisions for the years ended September 30, 2002 and September 30, 2001, respectively. At September 30, 2002 the allowance for loan losses totaled $10.4 million, or 1.55% of the loan portfolio, compared to $9.1 million, or 1.48% of the loan portfolio at September 30, 2001. Net charge-offs for the year ended September 30, 2002 were $177,000 (an annual rate of 0.03% of the average loan portfolio) and there were net recoveries of $30,000 for the year ended September 30, 2001.

      The increase in the allowance for loan losses was primarily attributable to growth in the loan portfolio of $55.9 million, representing an increase of 9.09%. In addition, higher risk loan categories, primarily commercial real estate loans and commercial business loans provided most of this increase. In April 2002, we acquired $23.6 million in loans as part of our acquisition of The National Bank of Florida. An additional $537,000 in the allowance for loan losses was recorded for the addition of the loan portfolio of The National Bank of Florida. The allowance for loan losses was also increased as loans that were delinquent, criticized or classified grew to $9.0 million at September 30, 2002 from $7.5 million at September 30, 2001, an increase of $1.5 million. An increase in commercial mortgage loans of $2.9 million was partially offset by a decrease in the retail categories (residential mortgages, equity lines of credit and consumer loans) of $1.2 million and a decrease in commercial and industrial loans of $294,000.

      We decreased the percentage allowance requirements in the retail loan portfolio to reflect the lower level of delinquencies, the benefits of lower interest rates in the credit portfolio, and appreciation in residential real estate values. Conversely, we increased the percentage allowance requirements for commercial business loans and commercial mortgages primarily to reflect the negative trends in delinquencies and classifications, continued growth in larger, more complex loans, and some negative trends in the risk ratings of the performing loan portfolio. See "Business of Provident Bancorp and Provident Bank--Delinquent Loans, Other Real Estate Owned and Classified Assets--Allowance for Loan Losses" for a discussion of how the allowance for loan losses is adjusted as a result of these factors.

      Non-Interest Income. Non-interest income for the fiscal year ended September 30, 2002 was $5.4 million compared to $4.7 million for the fiscal year ended September 30, 2001, an increase of $695,000, or 14.8%. This increase was primarily attributable to an increase of $646,000, or 18.2%, in banking fees and service charges, reflecting increases in transaction account volumes and the use of debit cards for which fee income increased by $231,000, or 196.0%. Also, our trust services grew during 2002, generating fee income of $139,000 for the 2002 fiscal year compared to $66,000 for the prior year, an increase of $73,000, or 110.6%. Sales of securities available for sale and residential mortgage loans resulted in a combined gain of $607,000 in fiscal 2002 compared to $531,000 in fiscal 2001, an increase of $76,000.

      Non-Interest Expense. Non-interest expense for the fiscal year ended September 30, 2002 was $32.2 million, a $5.8 million, or 21.7%, increase over non-interest expense of $26.4 million for the fiscal year ended September 30, 2001. The increase was primarily attributable to an increase in compensation and employee benefits of $3.1 million, or 22.1%, relating to annual merit raises of approximately 4.0%, the addition of former employees of The National Bank of Florida who continue to staff its two former branches, and increased staffing for a new branch we opened prior to the acquisition of The National Bank of Florida. Additional occupancy and data processing costs were also attributable largely to the addition of these three new branches, growing by $547,000 and $329,000, respectively, compared to fiscal 2001. Other non-interest expenses were $1.3 million higher than the prior fiscal year, reflecting growth in our business as well as a charge of $240,000 in the current year to resolve a reconciliation issue relating to refinanced residential mortgage loans. Expenses associated with the integration of The National Bank of Florida totaled $531,000 for the current year. Amortization of the core deposit intangible recorded in the acquisition of The National Bank of Florida totaled $286,000 for the 2002 fiscal year, a decrease of $73,000 compared to similar expenses in the prior fiscal year, which represented the final amortization of intangible assets associated with two 1996 branch acquisitions.

      Income Taxes. Income tax expense was $5.6 million for the fiscal year ended September 30, 2002 compared to $4.1 million for fiscal 2001, representing effective tax rates of 36.9% and 35.3%, respectively. The higher effective tax rate in fiscal 2002 primarily reflects a higher level of non-deductible employee stock ownership plan expenses and the effect of graduated federal tax rates.

Off-Balance Sheet Arrangements

      In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

      The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At September 30, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

      Lending Commitments. Lending commitments include loan commitments, standby letters of credit and unused business credit card lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

      For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2003, commercial and retail loan commitments totaled $159.9 million. Standby letters of credit totaled $9.0 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $79.6 million at September 30, 2003, are generally for short-term borrowings.

      Provident Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 16 to Consolidated Financial Statements in Item 8 hereof for additional information regarding lending commitments.

Impact of Inflation and Changing Prices

      The financial statements and related notes of Provident Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Liquidity and Capital Resources

      The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

      Our primary sources of funds are deposits, principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

      Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2003, 2002 and 2001, our loan originations totaled $403.5 million, $202.5 million and $139.3 million, respectively. Purchases of securities available for sale totaled $219.5 million, $73.5 million and $51.4 million for the years ended September 30, 2003, 2002 and 2001, respectively. Purchases of securities held to maturity totaled $27.6 million, $34.4 million and $30.4 million for the years ended September 30, 2003, 2002 and 2001, respectively. These activities were funded primarily by deposit growth (a financing activity), and by principal repayments on loans and securities. Loan origination commitments totaled $71.3 million at September 30, 2003, and consisted of $55.6 million at adjustable or variable rates and $15.7 million at fixed rates. Unused lines of credit granted to customers were $79.6 million at September 30, 2003. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

      In December 2002 we invested $12.0 million in BOLI contracts. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

      Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase in total deposits (excluding deposits acquired during 2002 as part of the acquisition of The National Bank of Florida) was $69.9 million, $58.4 million and $44.1 million for the years ended September 30, 2003, 2002 and 2001, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2003 totaled $190.1 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us.

      We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank overnight advances, of which $124.4 million was outstanding at September 30, 2003. At September 30, 2003 we had the ability to borrow an additional $228.0 million under our credit facilities with the Federal Home Loan Bank.

      If the conversion and stock offering are not completed by March 31, 2004, E.N.B. Holding Company can elect to: (i) proceed with the merger transaction and E.N.B. Holding Company shareholders will receive merger consideration of $4,500 per share in cash, or (ii) terminate the merger and receive a fee of $3.7 million. In the event that E.N.B. Holding Company determined to proceed with an all-cash election and the conversion is not completed, Provident Bancorp would likely need to raise additional capital to achieve pro forma regulatory capital levels that would permit the receipt of regulatory approvals of the merger. Provident Bancorp's existing mutual holding company structure does not permit the issuance of additional shares of common stock as merger consideration without completion of the conversion. The capital to be raised would likely be in the form of debt, preferred securities or trust preferred securities issued by Provident Bancorp. The ability to complete such an offering and the terms of such an offering would be subject to market conditions at that time, and there can be no assurance that Provident Bancorp would be able to complete such an offering and subsequently complete the merger on an all-cash basis.

Recent Accounting Standards

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement are not expected to have a material impact on our consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivative Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the provisions of Statement of Financial Accounting Standards No. 149 will have a material impact on our financial condition or results of operations.

      Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued in May 2003. Under this statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further FASB action. Adoption of this standard did not have a material impact on our consolidated financial statements.

      FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation also requires a guarantor to recognize, at fair value, a liability for the obligation at inception of the guarantee (effective for guarantees issued or modified after December 31, 2002). The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN No. 46 in the first interim or annual period ending after December 15, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Management of Interest Rate Risk

      Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. Provident Bank's asset/liability management committee ("ALCO"), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO's activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings.

      We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential and commercial mortgage loans, commercial business loans and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell all or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

      Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in Provident Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Both models assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

      The table below sets forth, as of September 30, 2003, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                       NPV                                     Net Interest Income
                  --------------------------------------------    ----------------------------------------------
                                 Estimated Increase (Decrease)                        Increase (Decrease) in
   Change in                                in NPV                  Estimated     Estimated Net Interest Income
 Interest Rates                  -----------------------------    Net interest    -------------------------------
 (basis points)   Estimated NPV       Amount         Percent          Income         Amount           Percent
---------------   -------------   ------------      ---------     -------------   ------------    ---------------
                                             (Dollars in thousands)
    +300          $   126,377     $   (45,536)        (26.5)%     $    42,597     $    (3,830)         (8.2)%
    +200              144,886         (27,027)        (15.7)           43,867          (2,560)         (5.5)
    +100              161,571         (10,342)         (6.0)           45,515            (912)         (2.0)
       0              171,913                            --            46,427                            --
    -100              173,471           1,558           0.9            46,278            (149)         (0.3)
    -200              169,908          (2,005)         (1.2)           44,846          (1,581)         (3.4)

      The table set forth above indicates that at September 30, 2003, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 0.9% increase in NPV and a 0.3% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 15.7% decrease in NPV and a 5.5% decrease in net interest income.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. Financial Statements and Supplementary Data

      The following are included in this item:

            (A)   Independent Auditors' Report

            (B) Consolidated Statements of Financial Condition as of September 30, 2003 and 2002

            (C) Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001

            (D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2003, 2002 and 2001

            (E) Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

            (F)   Notes to Consolidated Financial Statements

      The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Provident Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Bancorp, Inc. and subsidiary (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bancorp, Inc. and subsidiary as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


\s\ KPMG LLP

New York, New York
November 26, 2003

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per share data)

                                                                                         At September 30,
                                                                                   -----------------------------
                                        Assets                                         2003              2002
                                                                                   -----------       -----------
Cash and due from banks                                                            $    33,500       $    35,093
Securities (including $32,749 and $29,624 pledged as collateral for borrowings in 2003 and 2002, respectively):
      Available for sale, at fair value (note 4)                                       300,715           206,146
      Held to maturity, at amortized cost (fair value of $75,628
          and $90,706 at the respective dates) (note 5)                                 73,544            86,791
                                                                                   -----------       -----------
              Total securities                                                         374,259           292,937
                                                                                   -----------       -----------
Loans held for sale                                                                      2,364                --
Loans (note 6):
    One-to four-family residential mortgage loans                                      380,776           366,111
    Commercial real estate, commercial business, and construction loans                252,857           221,669
    Consumer loans                                                                      80,620            83,419
    Allowance for loan losses                                                          (11,069)          (10,383)
                                                                                   -----------       -----------
              Total loans, net                                                         703,184           660,816
                                                                                   -----------       -----------
Accrued interest receivable, net (note 7)                                                4,851             5,491
Federal Home Loan Bank (FHLB) stock, at cost                                             8,220             5,348
Premises and equipment, net (note 8)                                                    11,647            11,071
Goodwill (note 2)                                                                       13,540            13,540
Bank owned life insurance                                                               12,483                --
Core deposit intangible, net (note 2)                                                    1,063             1,501
Other assets (notes 6, 11, and 12)                                                       9,194             1,904
                                                                                   -----------       -----------
              Total assets                                                         $ 1,174,305       $ 1,027,701
                                                                                   ===========       ===========
                         Liabilities and Stockholders' Equity
Liabilities:
    Deposits (note 9)                                                              $   869,553       $   799,626
    FHLB borrowings (note 10)                                                          164,757           102,968
    Mortgage escrow funds (note 6)                                                       3,949             3,747
    Other (note 11)                                                                     18,189            10,493
                                                                                   -----------       -----------
              Total liabilities                                                      1,056,448           916,834
                                                                                   -----------       -----------
Commitments and contingencies (notes 16 and 17) Stockholders' equity (notes 1 and 15):
    Preferred stock (par value $0.10 per share; 10,000,000 shares authorized;
      None issued or outstanding)                                                           --                --
    Common stock (par value $0.10 per share; 20,000,000 shares authorized;
      8,280,000 shares issued; 7,946,521 and 7,997,512 shares outstanding at
      September 30, 2003 and 2002, respectively)                                           828               828
    Additional paid-in capital                                                          38,032            36,696
    Unallocated common stock held by employee stock ownership
      Plan ("ESOP") (note 12)                                                           (1,597)           (1,974)
    Common stock awards under recognition and retention plan
      ("RRP") (note 12)                                                                   (506)           (1,108)
    Treasury stock, at cost (333,479 and 282,488 shares at
      September 30, 2003 and 2002, respectively) (note 15)                              (7,780)           (5,874)
    Retained earnings                                                                   85,398            76,727
    Accumulated other comprehensive income, net of taxes (note 13)                       3,482             5,572
                                                                                   -----------       -----------
              Total stockholders' equity                                               117,857           110,867
                                                                                   -----------       -----------
              Total liabilities and stockholders' equity                           $ 1,174,305       $ 1,027,701
                                                                                   ===========       ===========

See accompanying notes to consolidated financial statements

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                                             Years ended September 30,
                                                                         ---------------------------------
                                                                           2003         2002         2001
                                                                         -------      -------      -------
Interest and dividend income:
    Loans                                                                $43,815      $44,967      $46,434
    Securities                                                            13,586       14,496       13,916
    Other earning assets                                                     389          488          628
                                                                         -------      -------      -------
                Total interest and dividend income                        57,790       59,951       60,978
                                                                         -------      -------      -------
Interest expense:
    Deposits (note 9)                                                      7,775       11,701       19,423
    Borrowings                                                             4,285        5,500        6,821
                                                                         -------      -------      -------
                Total interest expense                                    12,060       17,201       26,244
                                                                         -------      -------      -------
                Net interest income                                       45,730       42,750       34,734
Provision for loan losses (note 6)                                           900          900        1,440
                                                                         -------      -------      -------
                Net interest income after provision for loan losses       44,830       41,850       33,294
                                                                         -------      -------      -------
Non-interest income:
    Banking fees and service charges                                       4,987        4,201        3,555
    Net gain on sales of securities available for sale (note 4)            2,006          461          531
    Net gain on sales of loans                                             1,096          146           --
    Other                                                                  1,466          593          620
                                                                         -------      -------      -------
                Total non-interest income                                  9,555        5,401        4,706
                                                                         -------      -------      -------
Non-interest expense:
    Compensation and employee benefits (note 12)                          20,703       17,246       14,129
    Occupancy and office operations (note 17)                              5,178        4,808        4,261
    Advertising and promotion                                              1,657        1,470        1,507
    Data and check processing                                              2,923        2,451        1,998
    Professional fees                                                      1,443        1,016          793
    Merger integration costs (note 2)                                          4          531           --
    Amortization of intangible assets (notes 2 and 3)                        438          286          359
    Other                                                                  4,444        4,353        3,384
                                                                         -------      -------      -------
                Total non-interest expense                                36,790       32,161       26,431
                                                                         -------      -------      -------
                Income before income tax expense                          17,595       15,090       11,569
Income tax expense (note 11)                                               6,344        5,563        4,087
                                                                         -------      -------      -------
                Net income                                               $11,251      $ 9,527      $ 7,482
                                                                         =======      =======      =======
Earnings per common share (note 14):
    Basic                                                                $  1.46      $  1.24      $  0.98
    Diluted                                                                 1.44         1.22         0.97
                                                                         =======      =======      =======

See accompanying notes to consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)

                                                                                  Additional   Unallocated      Common
                                                                      Common        paid-in        ESOP      stock awards
                                                                       stock        capital       shares       under RRP
                                                                      -------     ----------   -----------   ------------
Balance at September 30, 2000                                         $   828      $ 36,356       $(2,726)      $(2,306)
Net income                                                                 --            --            --            --
Other comprehensive income (note 13)                                       --            --            --            --

           Total comprehensive income

Cash dividends paid ($0.22 per common share)                               --            --            --            --
Purchases of treasury stock (59,034 shares)                                --            --            --            --
ESOP shares allocated or committed to be released for allocation           --           179           376            --
Vesting of RRP shares                                                      --            --            --           577
Stock option transactions                                                  --            --            --            --
                                                                      -------      --------       -------       -------
Balance at September 30, 2001                                             828        36,535        (2,350)       (1,729)

Net income                                                                 --            --            --            --
Other comprehensive income (note 13)                                       --            --            --            --

           Total comprehensive income

Cash dividends paid ($0.41 per common share)                               --            --            --            --
Purchases of treasury stock (69,317 shares)                                --            --            --            --
ESOP shares allocated or committed to be released for allocation           --           459           376            --
Vesting of RRP shares                                                      --            --            --           621
Stock option and other equity transactions                                 --          (298)           --            --
                                                                      -------      --------       -------       -------
Balance at September 30, 2002                                             828        36,696        (1,974)       (1,108)

Net income                                                                 --            --            --            --
Other comprehensive loss (note 13)                                         --            --            --            --

           Total comprehensive income

Cash dividends paid ($0.57 per common share)                               --            --            --            --
Purchases of treasury stock (69,004 shares)                                --            --            --            --
ESOP shares allocated or committed to be released for
   allocation                                                              --           665           377            --
Vesting (forfeiture) of RRP shares                                         --           521            --           602
Stock option and other equity transactions                                 --           150            --            --
                                                                      -------      --------       -------       -------
Balance at September 30, 2003                                         $   828      $ 38,032       $(1,597)      $  (506)
                                                                      =======      ========       =======       =======

                                                                                                 Accumulated
                                                                                                    other          Total
                                                                      Treasury       Retained    comprehensive  stockholders'
                                                                        stock        earnings    income (loss)     equity
                                                                      --------       --------    -------------  -------------
Balance at September 30, 2000                                          $(3,203)      $ 62,577       $  (540)      $  90,986
Net income                                                                  --          7,482            --           7,482
Other comprehensive income (note 13)                                        --             --         4,922           4,922
                                                                                                                  ---------
           Total comprehensive income                                                                                12,404

Cash dividends paid ($0.22 per common share)                                --           (807)           --            (807)
Purchases of treasury stock (59,034 shares)                             (1,155)            --            --          (1,155)
ESOP shares allocated or committed to be released for allocation            --             --            --             555
Vesting of RRP shares                                                       --             --            --             577
Stock option transactions                                                   60             --            --              60
                                                                       -------       --------       -------       ---------
Balance at September 30, 2001                                           (4,298)        69,252         4,382         102,620

Net income                                                                  --          9,527            --           9,527
Other comprehensive income (note 13)                                        --             --         1,190           1,190
                                                                                                                  ---------
           Total comprehensive income                                                                                10,717

Cash dividends paid ($0.41 per common share)                                --         (1,935)           --          (1,935)
Purchases of treasury stock (69,317 shares)                             (1,971)            --            --          (1,971)
ESOP shares allocated or committed to be released for allocation            --             --            --             835
Vesting of RRP shares                                                       --             --            --             621
Stock option and other equity transactions                                 395           (117)           --             (20)
                                                                       -------       --------       -------       ---------
Balance at September 30, 2002                                           (5,874)        76,727         5,572         110,867

Net income                                                                  --         11,251            --          11,251
Other comprehensive loss (note 13)                                          --             --        (2,090)         (2,090)
                                                                                                                  ---------
           Total comprehensive income                                                                                 9,161

Cash dividends paid ($0.57 per common share)                                --         (2,421)           --          (2,421)
Purchases of treasury stock (69,004 shares)                             (2,343)            --            --          (2,343)
ESOP shares allocated or committed to be released for
   allocation                                                               --             --            --           1,042
Vesting (forfeiture) of RRP shares                                         (96)            --            --           1,027
Stock option and other equity transactions                                 533           (159)           --             524
                                                                       -------       --------       -------       ---------
Balance at September 30, 2003                                          $(7,780)      $ 85,398       $ 3,482       $ 117,857
                                                                       =======       ========       =======       =========

See accompanying notes to consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                             Years ended September 30,
                                                                                     -----------------------------------------
                                                                                        2003            2002            2001
                                                                                     ---------       ---------       ---------
Cash flows from operating activities:
    Net income                                                                       $  11,251       $   9,527       $   7,482
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                                          900             900           1,440
        Depreciation and amortization of premises and equipment                          2,025           1,876           1,741
        Amortization of intangible assets                                                  438             286             359
        Net amortization of premiums and discounts on securities                         1,228             383             109
        ESOP and RRP expense                                                             2,069           1,456           1,132
        Originations of loans held for sale                                            (47,667)        (11,912)             --
        Proceeds from sales of loans                                                    48,765          12,058              --
        Net gain on sales of securities available for sale                              (2,006)           (461)           (531)
        Net gain on sales of loans                                                      (1,096)           (146)             --
        Deferred income tax expense (benefit)                                              613          (1,172)          1,897
        Net changes in accrued interest receivable and payable                             468            (428)           (786)
        Other adjustments (principally net changes in other
          assets and other liabilities)                                                    381           2,302             133
                                                                                     ---------       ---------       ---------
             Net cash provided by operating activities                                  17,369          14,669          12,976
                                                                                     ---------       ---------       ---------
Cash flows from investing activities:
    Purchases of securities:
      Available for sale                                                              (219,481)        (73,491)        (51,368)
      Held to maturity                                                                 (27,605)        (34,411)        (30,366)
    Proceeds from maturities, calls and other principal
      payments on securities:
        Available for sale                                                              83,080          29,907          29,743
        Held to maturity                                                                40,533          22,083          19,396
    Proceeds from sales of securities available for sale                                39,416          56,049          17,291
    Loan originations                                                                 (403,456)       (202,483)       (139,297)
    Loan principal payments                                                            358,039         169,652         121,129
    Purchase of The National Bank of Florida, net of cash
      and cash equivalents acquired                                                         --          (6,000)             --
    Redemption (purchase) of FHLB stock                                                 (2,872)            173           1,502
    Purchase of bank owned life insurance                                              (12,000)             --              --
    Purchases of premises and equipment                                                 (2,601)         (2,382)         (1,706)
    Proceeds from sales of other real estate owned                                         307              --              --
    Other investing activities                                                              --              --             259
                                                                                     ---------       ---------       ---------
             Net cash used in investing activities                                    (146,640)        (40,903)        (33,417)
                                                                                     ---------       ---------       ---------
Cash flows from financing activities:
    Net deposits                                                                        69,927          58,417          44,124
    Net increase (decrease) in borrowings                                               61,789          (7,459)        (17,144)
    Net increase (decrease) in mortgage escrow funds                                       202          (2,450)            226
    Treasury shares purchased                                                           (2,343)         (1,971)         (1,155)
    Stock option transactions                                                              524             278              60
    Shares purchased for RRP awards                                                         --              --          (1,201)
    Cash dividends paid                                                                 (2,421)         (1,935)           (807)
                                                                                     ---------       ---------       ---------
             Net cash provided by financing activities                                 127,678          44,880          24,103
                                                                                     ---------       ---------       ---------
             Net (decrease) increase in cash and cash equivalents                       (1,593)         18,646           3,662
Cash and cash equivalents at beginning of year                                          35,093          16,447          12,785
                                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year                                             $  33,500       $  35,093       $  16,447
                                                                                     =========       =========       =========
Supplemental information:
    Interest payments                                                                $  12,232       $  17,735       $  26,928
    Income tax payments                                                                  5,088           7,752           3,110
    Securities transferred from available for sale to held to maturity                      --              --          11,865
    Loans transferred to real estate owned                                                 151             132             218
                                                                                     =========       =========       =========
    Acquisition of The National Bank of Florida, accounted for using the purchase method:
        Fair value of assets acquired                                                $      --       $ 121,186       $      --
        Fair value of liabilities assumed                                                   --          93,086              --
                                                                                     ---------       ---------       ---------
             Cash paid for common stock                                              $      --       $  28,100       $      --
                                                                                     =========       =========       =========

See accompanying notes to consolidated financial statements.

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(1)   Reorganization and Stock Offering

      Initial Public Offering

      On January 7, 1999, Provident Bank (the Bank) completed its reorganization into a mutual holding company structure (the Reorganization). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the Conversion). The Bank became the wholly owned subsidiary of Provident Bancorp, Inc., which became the majority-owned subsidiary of Provident Bancorp, MHC (the Mutual Holding Company). Collectively, Provident Bancorp, Inc. and the Bank are referred to herein as "the Company".

      Provident Bancorp, Inc. issued a total of 8,280,000 common shares on January 7, 1999, consisting of 3,864,000 shares (or 46.67%) sold to the public (the Offering) and 4,416,000 shares (or 53.33%) issued to the Mutual Holding Company. The net proceeds from the sale of shares to the public amounted to $37,113. Provident Bancorp, Inc. utilized net proceeds of $24,000 to make a capital contribution to the Bank. The Company's employee stock ownership plan (ESOP) purchased 309,120 shares (or 8% of the number of shares sold in the Offering) in open market transactions, during January and February 1999, at a total cost of $3,760.

      At September 30, 2003, the Mutual Holding Company owned 4,416,000 (or 55.57%) of the outstanding common shares of Provident Bancorp, Inc. and the remaining 3,530,521 shares (or 44.43%), respectively, were owned by other shareholders.

      Second Step Conversion and Acquisition of E.N.B Holding Company, Inc.

      On July 1, 2003, the respective Boards of Directors of Provident Bancorp, Inc. and the Mutual Holding Company adopted a plan to convert from the mutual holding company form of organization to a fully public holding company structure. The Mutual Holding Company will merge into the Bank, and will no longer exist. Provident Bancorp, Inc. will be succeeded by a new Delaware corporation with the same name. Shares of common stock of Provident Bancorp, Inc. representing the ownership interest of the Mutual Holding Company will be offered for sale in a subscription offering and a community offering, the net proceeds of which will result in additional capital for Provident Bancorp, Inc. Shares of common stock of Provident Bancorp, Inc. owned by public shareholders (shareholders other than the Mutual Holding Company) will be converted into the right to receive new shares of Provident Bancorp, Inc. common stock determined pursuant to an exchange ratio. In connection with the second step conversion, Provident Bancorp, Inc. intends to establish a charitable foundation and contribute $5,000 to the foundation. A contribution of $1,000 will be paid to the foundation in cash, with the remainder of the contribution being contributed in shares. The charitable foundation is subject to the approval of the majority of the members of the Mutual Holding Company and two-thirds of the shareholders of Provident Bancorp, Inc. as well as the separate approval of the public shareholders. Except for the effect of the issuance of shares to the charitable foundation, the exchange ratio will ensure that immediately after the conversion and exchange of existing shares of Provident Bancorp, Inc. for new shares, the public shareholders will own the same aggregate percentage of new Provident Bancorp, Inc. common stock that they owned immediately prior to the conversion, excluding any shares purchased in the offering.

      The plan of conversion provides for the establishment, upon the completion of the conversion, of a special "liquidation account" for the benefit of Eligible Account


                                       57                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Holders and Supplemental Eligible Account Holders (as those terms are defined in the plan of conversion) in an amount equal to the greater of
      (i) the Mutual Holding Company's ownership interest in the retained earnings of Provident Bancorp, Inc. as of the date of its latest balance sheet contained in this prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank after the conversion, to a pro rata interest in the liquidation account prior to any payment to the stockholders of Provident Bancorp, Inc. The liquidation account will be reduced annually on December 31 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore such account holder's interest in the liquidation account. Subsequent to the conversion, the Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder's equity below the amount of the liquidation account.

      The conversion and related transactions will be accounted for at historical cost, with no resulting change in the historical carrying amounts of assets and liabilities. Costs related to the offering will be netted against the gross proceeds from the sale of common stock; if the offering is not completed, the costs would be charged to expense. Offering costs of $59 have been incurred as of September 30, 2003.

      At the time of the adoption of the plan of conversion and reorganization, the Company entered into an agreement to acquire all of the outstanding shares of common stock of E.N.B. Holding Company, Inc. E.N.B. Holding Company, Inc. is a New York corporation that owns all of the outstanding common stock of Ellenville National Bank. Stockholders of E.N.B. Holding Company, Inc. will receive $4,830 for each share of E.N.B. Holding Company common stock in the form of (i) cash; (ii) shares of common stock of Provident Bancorp, Inc. a Delaware corporation (valued at $10.00 per share); or (iii) a combination of cash and shares of common stock, provided that the aggregate merger consideration to be paid to all stockholders of E.N.B. Holding Company will consist of 50% cash and 50% shares of Provident Bancorp common stock.

      The conversion, stock offering and acquisition are expected to be completed simultaneously in January 2004. However, the merger is not contingent upon the completion of the mutual-to-stock conversion. If the conversion is not completed by March 31, 2004, E.N.B. Holding Company, Inc. can elect to either: (1) proceed with the merger transaction, in which case, E.N.B. Holding Company, Inc. shareholders will receive merger consideration of $4,500 per share in cash or (2) terminate the merger transaction and receive a fee of $3,700. Costs related to the acquisition will be included in the total purchase price of E.N.B Holding Company, Inc.; if the acquisition is not completed, the costs would be charged to expense. As of September 30, 2003, the company incurred acquisition costs of $559. Additionally, costs of $4 have been charged to expense in fiscal 2003.

(2)   Acquisition of The National Bank of Florida

      On April 23, 2002, the Company consummated its acquisition of The National Bank of Florida (NBF), which was merged with and into the Bank, in an all-cash transaction. The Company acquired 100% of the outstanding common stock of NBF for $28,100, pursuant to an Agreement and Plan of Merger entered into during November 2001. The acquisition was made to further the Company's strategic objective of


                                       58                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      expanding its retail and commercial banking market share in Orange County, New York, where NBF conducted its operations.

      The NBF acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the net assets acquired by $15,327. This amount was recognized as intangible assets, consisting of goodwill of $13,540 (none of which is tax deductible) and a core deposit intangible of $1,787.

      The core deposit intangible represents the estimated value of acquired depositor relationships, principally attributable to the relatively low-cost funding provided by such deposits. Amortization expense for the core deposit intangible was $724 for the period from the acquisition date through September 30, 2003, representing the accumulated amortization at that date. Scheduled core deposit amortization expense is $301 for fiscal 2004, $220 for fiscal 2005, $164 for fiscal 2006, $123 for fiscal 2007,
      $94 for fiscal 2008 and $161 for later years.

      Costs incurred by the Company to integrate the operations of NBF into the Bank amounted to $531 and are included in non-interest expense for the year ended September 30, 2002.

      The following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

            Assets acquired:
                 Cash and cash equivalents              $ 24,286
                 Securities                               55,809
                 Loans, net                               23,112
                 Goodwill                                 13,540
                 Core deposit intangible                   1,787
                 Other                                     2,652
                                                        --------
                                                         121,186
            Liabilities assumed:
                 Deposits                                 88,182
                 Other                                     4,904
                                                        --------
                                                          93,086
                                                        --------
                    Cash paid for NBF common stock      $ 28,100
                                                        ========

      Amounts attributable to NBF are included in the Company's consolidated financial statements from the date of acquisition. Pro forma combined operating results for the fiscal year ended September 30, 2002 , as if NBF had been acquired at the beginning of those periods, have not been presented since the NBF acquisition would not materially affect such results.

(3)   Summary of Significant Accounting Policies

      The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland County, New York and contiguous areas such as Orange County, New York. The Bank's


                                       59                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings bank and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation
      (FDIC) and deposits related to the NBF acquisition and Provident Municipal Bank are insured by the Bank Insurance Fund of the FDIC. The Office of Thrift Supervision (OTS) is the primary regulator for the Bank, Provident Bancorp, Inc. and the Mutual Holding Company.

      (a)   Basis of Financial Statement Presentation

            The consolidated financial statements include the accounts of Provident Bancorp, Inc., the Bank, and the Bank's wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank
            (PMB) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company's market area, (ii) Provident REIT, Inc. which is a real estate investment trust that holds a portion of the Company's real estate loans, (iii) Provest Services Corp. I which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II which has engaged a third-party provider to sell mutual funds and annuities to the Bank's customers. Intercompany transactions and balances are eliminated in consolidation. The accounts of the Mutual Holding Company are not included in the consolidated financial statements.

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

      (b)   Securities

            The Company classifies its securities among three categories - held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

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


                                       60                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

      (c)   Loans

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

            A loan is placed on nonaccrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due. Accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior years, if any) is reversed and charged against current interest income. Interest payments received on nonaccrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower's financial condition and payment record.

            The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the contractual term of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time.

      (d)   Allowance for Loan Losses

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

            The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all principal and interest contractually due. Loans that are


                                       61                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            individually evaluated for collectability in accordance with the Company's ongoing loan review procedures (principally commercial real estate, commercial business and construction loans). Smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. Impaired loans are based on one of three measures - the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as a charge to the allowance for loan losses.

      (e)   Mortgage Servicing Assets

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

      (f)   Federal Home Loan Bank Stock

            As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a nonmarketable equity security and, accordingly, is reported at cost.

      (g)   Premises and Equipment

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

      (h)   Goodwill and Other Intangible Assets

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

            Core deposit intangibles recorded in the Company's 1996 branch acquisitions became fully amortized during fiscal 2001.

      (i)   Real Estate Owned

            Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value less expected sales costs, with any resulting writedown charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is


                                       62                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition.

      (j)   Securities Repurchase Agreements

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

      (k)   Income Taxes

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

      (l)   Interest Rate Cap Agreements

            Interest rate cap agreements are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of October 1, 2000. These agreements are cash flow hedges as they are used to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. In accordance with SFAS No. 133, the interest rate cap agreements are reported at fair value. Changes in fair value attributable to time value are reported in interest expense, while changes attributable to intrinsic value are reported in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the hedged liabilities. In fiscal 2000, prior to the adoption of SFAS No. 133, payments (if any) due from the counterparties to the agreements were recognized as a reduction of interest expense and premiums paid by the Company were amortized on a straight-line basis to interest expense.


                                       63                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      (m)   Stock-Based Compensation Plans

            Compensation expense is recognized for the ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders' equity.

            The Company accounts for the Stock Option Plan in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of an option is less than fair value of the underlying stock on the date of the grant. The fair value of shares awarded under the recognition and retention plan (RRP), measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. Tax benefits attributable to any tax deductions that are greater than the amount of compensation expense recognized for financial statement purposes are credited to additional paid-in capital.

            SFAS No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under SFAS No. 123, the grant-date fair value of options is recognized as compensation expense over the vesting period. The Company has elected to continue to apply APB Opinion No. 25 and disclose the pro forma information required by SFAS No. 123. Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per common share would have been adjusted to the following pro forma amounts:

                                                               Years ended September 30,
                                                   -----------------------------------------------
                                                       2003               2002             2001
                                                   -------------      -----------      -----------
            Net income, as reported                $      11,251            9,527            7,482
            Add RRP expense included in
                 reported net income, net of
                 related tax effects                         336              392              373
            Deduct RRP and stock option
                 expense determined under
                 the fair-value-based method,
                 net of related tax effects                 (595)            (886)            (812)
                                                   -------------      -----------      -----------
            Pro forma net income                   $      10,992            9,033            7,043
                                                   =============      ===========      ===========
            Earnigs per share:
                 Basic, as reported                $        1.46             1.24             0.98
                                                   =============      ===========      ===========
                 Basic, pro forma                           1.43             1.17             0.93
                                                   =============      ===========      ===========
                 Diluted, as reported                       1.44             1.22             0.97
                                                   =============      ===========      ===========
                 Diluted, pro forma                         1.40             1.15             0.92
                                                   =============      ===========      ===========


                                       64                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The estimated per-share fair value of stock options granted in fiscal 2003, 2002 and 2001 was $4.99, $7.06 and $5.80, respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years: dividend yields of 1.8%, 1.4% and 1.3%; expected volatility rates of 14.67%, 22.4% and 22.7%; risk-free interest rates of 3.3%, 4.2% and 3.9%; and expected option lives of approximately 5 years, 6 years and 6 years.

      (n)   Earnings Per Share

            Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period. For purposes of computing both basic and diluted EPS, outstanding shares include all shares issued to the Mutual Holding Company, but exclude unallocated ESOP shares.

      (o)   Segment Information

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


                                       65                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(4)   Securities Available for Sale

      The following is a summary of securities available for sale:

                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized        Fair
                                                         Cost         Gains          Losses          Value
                                                      ---------     ----------     ----------      --------
      September 30, 2003
           Mortgage-backed securities
               Fannie Mae                              $ 80,233      $   851       $    (538)      $ 80,546
               Freddie Mac                               58,083        1,188            (137)        59,134
               Other                                     16,466          502             (28)        16,940
                                                       --------      -------       ---------       --------
                                                        154,782        2,541            (703)       156,620
                                                       --------      -------       ---------       --------
           Investment securities
               U.S. Government and
                  Agency securities                     130,392        3,278             (60)       133,610
               Corporate debt securities                  6,030          593              --          6,623
               State and municipal securities             2,545           26             (35)         2,536
               Equity securities                          1,052          359             (85)         1,326
                                                       --------      -------       ---------       --------
                                                        140,019        4,256            (180)       144,095
                                                       --------      -------       ---------       --------
                         Total available for sale      $294,801      $ 6,797       $    (883)      $300,715
                                                       ========      =======       =========       ========
      September 30, 2002
           Mortgage-backed securities
               Fannie Mae                              $ 29,643      $ 1,046       $      (5)      $ 30,684
               Freddie Mac                               18,135          483              (5)        18,613
               Other                                      8,671          680              --          9,351
                                                       --------      -------       ---------       --------
                                                         56,449        2,209             (10)        58,648
                                                       --------      -------       ---------       --------
           Investment securities
               U.S. Government and
                  Agency securities                     109,077        4,206              --        113,283
               Corporate debt securities                 30,079        2,065              --         32,144
               Equity securities                          1,113        1,060            (102)         2,071
                                                       --------      -------       ---------       --------
                                                        140,269        7,331            (102)       147,498
                                                       --------      -------       ---------       --------
                         Total available for sale      $196,718      $ 9,540       $    (112)      $206,146
                                                       ========      =======       =========       ========

      Equity securities principally consist of Freddie Mac and Fannie Mae common and preferred stock.


                                       66                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

                                                     September 30, 2003
                                                 --------------------------
                                                 Amortized
                                                    cost         Fair value
                                                 ---------       ----------
      Remaining period to contractual
        maturity:
          Less than one year                      $ 17,350        $ 17,494
          One to five years                        119,921         123,596
          Five to ten years                          1,345           1,342
          Greater than ten years                       351             337
                                                  --------        --------
                    Total                         $138,967        $142,769
                                                  ========        ========

      Proceeds from sales of securities available for sale during the years ended September 30, 2003, 2002 and 2001 totaled $39,416, $56,049 and
      $17,291, respectively. These sales resulted in gross realized gains of $2,006, $744 and $531 for the years ended September 30, 2003, 2002 and 2001, respectively, and gross realized losses of $283 in fiscal 2002.

      Securities with carrying amounts of $32,749 and $29,624 were pledged as collateral for borrowings under securities repurchase agreements at September 30, 2003 and September 30, 2002, respectively. U.S. Government securities with carrying amounts of $36,703 and $15,656 were pledged as collateral for municipal deposits and other purposes at September 30, 2003 and September 30, 2002, respectively.


                                       67                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(5)   Securities Held to Maturity

      The following is a summary of securities held to maturity:

                                                                  Gross         Gross
                                                   Amortized    Unrealized    Unrealized       Fair
                                                      Cost        Gains         Losses         Value
                                                   ---------    ----------    ----------      -------
      September 30, 2003
      Mortgage-backed securities
           Fannie Mae                               $27,546      $   705       $   (190)      $28,061
           Freddie Mac                               26,511          570            (65)       27,016
           Other                                      1,103           62             --         1,165
                                                    -------      -------       --------       -------
                                                     55,160        1,337           (255)       56,242
      Investment securities
           State and municipal securities            18,384        1,003             (1)       19,386
                                                    -------      -------       --------       -------
                        Total held to maturity      $73,544      $ 2,340       $   (256)      $75,628
                                                    =======      =======       ========       =======
      September 30, 2002
      Mortgage-backed securities
           Fannie Mae                               $32,904      $ 1,700       $     --       $34,604
           Freddie Mac                               34,693        1,116            (21)       35,788
           Other                                      2,785          204             --         2,989
                                                    -------      -------       --------       -------
                                                     70,382        3,020            (21)       73,381
      Investment securities
           State and municipal securities            16,409          916             --        17,325
                                                    -------      -------       --------       -------
                        Total held to maturity      $86,791      $ 3,936       $    (21)      $90,706
                                                    =======      =======       ========       =======

      The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

                                                      September 30, 2003
                                                   ------------------------
                                                   Amortized
                                                     cost        Fair value
                                                   ---------     ----------
      Remaining period to contractual
        maturity:
          Less than one year                        $ 2,240        $ 2,242
          One to five years                           5,825          6,185
          Five to ten years                          10,001         10,572
          Greater than ten years                        318            387
                                                    -------        -------
                    Total                           $18,384        $19,386
                                                    =======        =======


                                       68                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      There were no sales of securities held to maturity during the years ended September 30, 2003, 2002 and 2001.

(6)   Loans

      The components of the loan portfolio, excluding loans held for sale, were as follows:

                                                       September 30,
                                                -------------------------
                                                   2003            2002
                                                ---------       ---------
      One- to four-family residential
        mortgage loans:
            Fixed rate                          $ 327,916       $ 299,851
            Adjustable rate                        52,860          66,260
                                                ---------       ---------
                                                  380,776         366,111
                                                ---------       ---------
      Commercial real estate loans                188,360         163,329
      Commercial business loans                    54,174          41,320
      Construction loans                           10,323          17,020
                                                ---------       ---------
                                                  252,857         221,669
                                                ---------       ---------
      Consumer loans:
        Home equity lines of credit                50,197          39,727
        Homeowner loans                            25,225          36,880
        Other consumer loans                        5,198           6,812
                                                ---------       ---------
                                                   80,620          83,419
                                                ---------       ---------
              Total loans                         714,253         671,199
      Allowance for loan losses                   (11,069)        (10,383)
                                                ---------       ---------
              Total loans, net                  $ 703,184       $ 660,816
                                                =========       =========

      Total loans include net deferred loan origination costs of $903 and $1,048 at September 30, 2003 and September 30, 2002, respectively.

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


                                       69                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The principal balances of non-accrual loans were as follows:

                                                           September 30,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------
      One- to four-family residential
           mortgage loans                            $    951       $  2,291
      Commercial real estate loans                      3,632          2,492
      Consumer loans                                      114            171
                                                     --------       --------
                        Total non-accrual loans      $  4,697       $  4,954
                                                     ========       ========

      Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $354, $371, and $165 for the years ended September 30, 2003, 2002 and 2001, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $167, $83 and $13, respectively.

      The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $815 and $588 at September 30, 2003 and September 30, 2002, respectively. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2003 and 2002 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $701 and $473 during the years ended September 30, 2003 and 2002, respectively.

      Activity in the allowance for loan losses is summarized as follows:

                                                     Year ended September 30,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------
      Balance at beginning of year                   $ 10,383       $  9,123
      Provision for loan losses                           900            900
      Charge-offs                                        (352)          (324)
      Recoveries                                          138            147
      Allowance recorded in NBF acquisition                --            537
                                                     --------       --------
      Balance at end of year                         $ 11,069       $ 10,383
                                                     ========       ========

      Real estate owned properties are included in other assets at net carrying amounts of $41 at September 30, 2002 (none at September 30, 2003). Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2003 and 2002.

      Certain residential mortgage loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $1,096 in fiscal 2003, $146 in fiscal 2002 and none in fiscal 2001. At September 30, 2003 there was $2,364 in loans held for sale. There were no loans held for


                                       70                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      sale at September 30, 2002. Other assets at September 30, 2003 and 2002 include capitalized mortgage servicing rights with an amortized cost of $702 and $193, respectively, which approximated fair value.

      The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others totaled approximately $83,346 and $73,600 at September 30, 2003 and 2002, respectively. Mortgage escrow funds include balances of $816 and $879 at September 30, 2003 and 2002, respectively, related to loans serviced for others.

(7)   Accrued Interest Receivable

      The components of accrued interest receivable were as follows:

                                                           September 30,
                                                      -----------------------
                                                        2003           2002
                                                      --------       --------
      Loans                                           $  2,064       $  2,561
      Securities                                         2,787          2,930
                                                      --------       --------
               Total accrued interest receivable      $  4,851       $  5,491
                                                      ========       ========

(8)   Premises and Equipment, Net

      Premises and equipment are summarized as follows:

                                                           September 30,
                                                      -----------------------
                                                        2003           2002
                                                      --------       --------
      Land and land improvements                      $  1,407       $  1,368
      Buildings                                          6,843          6,802
      Leasehold improvements                             6,084          4,600
      Furniture, fixtures, and equipment                11,791         10,895
                                                      --------       --------
                                                        26,125         23,665
      Accumulated depreciation and amortization        (14,478)       (12,594)
                                                      --------       --------
               Total premises and equipment, net      $ 11,647       $ 11,071
                                                      ========       ========


                                       71                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(9)   Deposits

      Deposit balances and weighted average interest rates are summarized as follows:

                                                                September 30,
                                             ---------------------------------------------------
                                                     2003                         2002
                                             ----------------------       ----------------------
                                              Amount         Rate          Amount         Rate
                                             --------      --------       --------      --------
      Demand deposits:
           Retail                            $ 90,471            --%      $ 54,399            --%
           Commercial                          72,538            --         55,732            --
      NOW deposits                             62,367          0.20         82,983          0.40
      Savings deposits                        279,717          0.40        247,918          0.99
      Money market deposits                   128,222          0.52        115,065          1.23
      Certificates of deposit                 236,238          1.85        243,529          2.64
                                             --------                     --------
                         Total deposits      $869,553          0.72%      $799,626          1.33%
                                             ========                     ========

      Municipal deposits held by PMB totaled $31,008 and $8,800 at September 30, 2003 and September 30, 2002, respectively. PMB commenced its public deposit operations on April 19, 2002. See note 4, Securities Available for Sale, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

      Certificates of deposit had remaining periods to contractual maturity as follows:

                                                                September 30,
                                                            ----------------------
                                                              2003          2002
                                                            --------      --------
      Remaining period to contractual maturity:
           Less than one year                               $190,140      $186,160
           One to two years                                   29,638        36,168
           Two to three years                                  5,910        13,485
           Greater than three years                           10,550         7,716
                                                            --------      --------
                         Total certificates of deposit      $236,238      $243,529
                                                            ========      ========

      Certificate of deposit accounts with a denomination of $100 or more totaled $48,615 and $38,562 at September 30, 2003 and 2002, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.


                                       72                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Interest expense on deposits is summarized as follows:

                                                        Years ended September 30,
                                                     --------------------------------
                                                      2003         2002         2001
                                                     ------      -------      -------
      Savings deposits                               $1,497      $ 2,289      $ 2,898
      Money market and NOW deposits                   1,155        1,750        2,610
      Certificates of deposit                         5,123        7,662       13,915
                                                     ------      -------      -------
                         Total interest expense      $7,775      $11,701      $19,423
                                                     ======      =======      =======

(10)  FHLB Borrowings

      The Company's FHLB borrowings and weighted average interest rates are summarized as follows:

                                                                  September 30,
                                               ---------------------------------------------------
                                                        2003                         2002
                                               ----------------------       ----------------------
                                                Amount         Rate          Amount         Rate
                                               --------      --------       --------      --------
      By type of borrowing:
           Advances                            $124,398          2.49%      $ 72,968          3.63%
           Repurchase agreements                 40,359          4.52         30,000          5.17
                                               --------                     --------
                         Total borrowings      $164,757          2.98%      $102,968          4.08%
                                               ========                     ========
      By remaining period to maturity:
           Less than one year                  $ 70,358          2.28%      $ 30,319          3.24%
           One to two years                      15,000          2.19         20,000          5.02
           Two to three years                    28,000          3.18         15,000          2.69
           Three to four years                    9,162          4.69          8,000          4.72
           Four to five years                    33,277          3.65          9,649          4.69
           Greater than five years                8,960          5.01         20,000          4.88
                                               --------                     --------
                         Total borrowings      $164,757          2.98%      $102,968          4.08%
                                               ========                     ========

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight FHLB advances up to 30% of its total assets, or approximately $352,000 and $308,000 at September 30, 2003 and 2002, respectively. The Bank's unused FHLB borrowing capacity was approximately $228,000 and $235,000, respectively, at those dates. FHLB advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at September 30, 2003 and 2002.

      Securities repurchase agreements had weighted average remaining terms to maturity of approximately 3.2 years and 4.3 years at September 30, 2003 and 2002, respectively. Average borrowings under securities repurchase agreements were $35,953 and $34,479 during the years ended September 30, 2003 and 2002, respectively, and the maximum outstanding month-end balance was $40,359 and $39,750, respectively.


                                       73                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      FHLB borrowings of $35,000 at September 30, 2003 and 2002 are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3 years and 4 years at those dates, respectively, and weighted average interest rates of 5.11% at both September 30, 2003 and 2002.

(11)  Income Taxes

      Income tax expense consists of the following:

                                                     Years ended September 30,
                                              -------------------------------------
                                                2003           2002           2001
                                              -------        -------        -------
      Current tax expense:
           Federal                            $ 5,137        $ 5,872        $ 1,839
           State                                  594            863            351
                                              -------        -------        -------
                                                5,731          6,735          2,190
                                              -------        -------        -------
      Deferred tax expense (benefit):
           Federal                                610           (918)         1,800
           State                                    3           (254)            97
                                              -------        -------        -------
                                                  613         (1,172)         1,897
                                              -------        -------        -------
               Total income tax expense       $ 6,344        $ 5,563        $ 4,087
                                              =======        =======        =======

      Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

                                                    Years ended September 30,
                                              -------------------------------------
                                                2003           2002           2001
                                              -------        -------        -------
      Tax at Federal statutory rate           $ 6,158        $ 5,282        $ 3,933
      State income taxes, net of Federal
           tax benefit                            388            396            296
      Tax-exempt interest                        (234)          (193)          (148)
      Nondeductible portion of ESOP
           expense                                222            161             61
      Low-income housing tax credits              (72)           (72)           (72)
      BOLI Income                                (169)            --             --
      Other, net                                   51            (11)            17
                                              -------        -------        -------
               Actual income tax expense      $ 6,344        $ 5,563        $ 4,087
                                              =======        =======        =======
      Effective income tax rate                  36.1%          36.9%          35.3%
                                              =======        =======        =======


                                       74                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

                                                                   September 30,
                                                              ---------------------
                                                                2003          2002
                                                              -------       -------
      Deferred tax assets:
           Allowance for loan losses                          $ 4,524       $ 4,226
           Deferred compensation                                2,684         1,924
           Core deposit intangibles                             1,111         1,132
           Depreciation of premises and equipment                 245           540
           Other                                                  178           150
                                                              -------       -------
                      Total deferred tax assets                 8,742         7,972
                                                              -------       -------
      Deferred tax liabilities:
           Net unrealized gain on securities
               available for sale                              (2,322)       (3,720)
           Undistributed earnings of subsidiary not
               consolidated for tax return purposes
               (Provident REIT, Inc.)                          (4,311)       (3,067)
           Purchase accounting fair value
               adjustments                                       (153)         (578)
           Prepaid pension costs                                 (608)         (484)
           Other                                                 (697)         (604)
                                                              -------       -------
                      Total deferred tax liabilities           (8,091)       (8,453)
                                                              -------       -------
                      Net deferred tax asset (liability)      $   651       $  (481)
                                                              =======       =======

      Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2003 and 2002.

      The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank's base-year tax bad debt reserves were $4,600 for Federal tax purposes and $34,900 and $32,100 for New York State tax purposes at September 30, 2003 and 2002, respectively. Associated deferred tax liabilities of $3,660 and $3,500 have not been recognized at those dates since the Company does not expect that the base-year reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident Bancorp, Inc. and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.


                                       75                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(12)  Employee Benefit Plans and Stock-Based Compensation Plans

      (a)   Pension Plan

            The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Employees who are twenty-one years of age or older and have worked for the Company for one year are eligible to participate in the plan. The Company's funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

            The following is a summary of changes in the projected benefit obligation and fair value of plan assets, together with a reconciliation of the funded status to the amount of prepaid pension costs reported in other assets in the consolidated statements of financial condition:

                                                               September 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------       -------
            Changes in projected benefit obligation:
                 Beginning of year                        $  9,132       $ 6,889
                 Service cost                                  669           430
                 Interest cost                                 673           490
                 Actuarial (gain) loss                       1,255          (427)
                 Acquisition of NBF                             --         1,875
                 Benefits paid                                (209)         (125)
                                                          --------       -------
                               End of year                  11,520         9,132
                                                          --------       -------
            Changes in fair value of plan assets:
                 Beginning of year                           7,887         6,385
                 Actual gain (loss) on plan assets           1,056          (895)
                 Employer contributions                      1,162           600
                 Acquisition of NBF                             --         1,922
                 Benefits paid                                (209)         (125)
                                                          --------       -------
                               End of year                   9,896         7,887
                                                          --------       -------
            Funded status at end of year                    (1,624)       (1,245)
            Unrecognized net actuarial loss                  3,132         2,555
            Unrecognized prior service cost                    (56)          (70)
            Unrecognized net transition obligation              36            62
                                                          --------       -------
                               Prepaid pension costs      $  1,488       $ 1,302
                                                          ========       =======

            A discount rate of 6.25% and a rate of increase in future compensation levels of 5.0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2003 (6.75% and 5.0%, respectively, at September 30, 2002). The long-term rate of return on plan assets was 7.75% and 8.0% for fiscal 2003 and 2002, respectively.


                                       76                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The components of the net periodic pension expense were as follows:

                                                              Years ended September 30,
                                                           -----------------------------
                                                            2003        2002        2001
                                                           -----       -----       -----
            Service cost                                   $ 669       $ 430       $ 465
            Interest cost                                    673         490         427
            Expected return on plan assets                  (647)       (598)       (600)
            Amortization of prior service cost               (14)        (14)        (14)
            Amortization of net transition obligation         26          26          26
            Recognized net actuarial loss (gain)             155          12          (2)
                                                           -----       -----       -----
                     Net periodic pension expense          $ 862       $ 346       $ 302
                                                           =====       =====       =====

            The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The periodic pension expense for the supplemental plan amounted to $97, $90 and $59 for the years ended September 30, 2003, 2002 and 2001, respectively. The actuarial present value of the projected benefit obligation was $771 and $555 at September 30, 2003 and 2002, respectively, all of which is unfunded.

      (b)   Other Postretirement Benefits Plan

            The Company's postretirement health care plan, which is unfunded, provides optional medical, dental and life insurance benefits to retirees. In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits as an expense over a 20-year period. The periodic expense recognized for this plan was $40, $32 and $37 for the years ended September 30, 2003, 2002 and 2001, respectively.

      (c)   Employee Savings Plans

            The Company also sponsors a defined contribution plan established under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 10% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching contribution of 3% of compensation. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $248, $206 and $184 for the years ended September 30, 2003, 2002 and 2001, respectively. A supplemental savings plan has also been established for certain senior officers. Expense recognized for this plan was $67, $68 and $62 for the years ended September 30, 2003, 2002 and 2001, respectively.

      (d)   Employee Stock Ownership Plan

            In connection with the Reorganization and Offering, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from


                                       77                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

            ESOP expense was $1,012, $835 and $555 for the years ended September 30, 2003, 2002 and 2001, respectively. Through September 30, 2003 and 2002, a cumulative total of 177,494 shares and 146,582 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (131,626 shares with a cost of $1,597 and a fair value of approximately $5,500 at September 30, 2003 and 162,538 shares with a cost of $1,974 and a fair value of approximately $4,600 at September 30, 2002, respectively).

      (e)   Recognition and Retention Plan

            In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 193,200 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares $(2,995) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. RRP expense was $526, $621 and $577 for the years ended September 30, 2003, 2002 and 2001, respectively.

      (f)   Stock Option Plan

            The stockholders also approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 386,400 shares of authorized but unissued common stock has been reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. Options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.


                                       78                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

              The following is a summary of activity in the Stock Option Plan:

                                                                     Weighted
                                                 Shares subject       average
                                                   to option       exercise price
                                                 --------------    --------------
            Outstanding at September 30, 2000       355,400              15.50
            Granted                                   5,451           $  21.15
            Exercised                               (10,851)             15.50
            Forfeited                                (1,200)             15.50
                                                   --------           --------
            Outstanding at September 30, 2001       348,800              15.59
            Granted                                  44,331              25.97
            Exercised                               (86,994)             16.43
            Forfeited                                (3,100)             15.50
                                                   --------           --------
            Outstanding at September 30, 2002       303,037              16.87
            Granted                                  10,620              31.36
            Exercised                               (34,818)             17.56
            Forfeited                                (5,050)             15.50
                                                   --------           --------
            Outstanding at September 30, 2003       273,789           $  17.37
                                                   ========           ========

            Options exercisable at September 30, 2003, 2002 and 2001 totaled 207,162, 157,463 and 137,815, respectively, with a weighted average exercise price of approximately $17.71, $16.70 and $15.50 per share, respectively. These options had weighted average remaining terms of
            6.4 years, 7.4 years, and 8.4 years at the respective dates. There were 40,350 shares and 35,300 shares available for future option grants at September 30, 2003 and 2002, respectively.

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


                                       79                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The components of other comprehensive income (loss) are summarized as follows:

                                                           Year ended September 30,
                                                      -----------------------------------
                                                        2003          2002          2001
                                                      -------       -------       -------
      Net unrealized holding (loss) gain
           arising during the year on securities
           available for sale, net of related
           income taxes of $597,
           $(950) and $(3,526), respectively          $  (896)      $ 1,429       $ 5,289

      Reclassification adjustment for net
           realized gains included in net
           income, net of related income
           taxes of $802, $184 and $212,
           respectively                                (1,204)         (277)         (319)
                                                      -------       -------       -------
                                                       (2,100)        1,152         4,970
      Net unrealized gain (loss) on
           derivatives, net of related
           income taxes of $(6), $(26)
           and $32, respectively (note 16)                 10            38           (48)
                                                      -------       -------       -------
                      Other comprehensive
                         income (loss)                $(2,090)      $ 1,190       $ 4,922
                                                      =======       =======       =======

      The Company's accumulated other comprehensive income included in stockholders' equity at September 30, 2003 and 2002 consists of (i) the after-tax net unrealized gain of $3,482 and $5,582, respectively, on securities available for sale, and (ii) the after-tax net unrealized loss of $0 and $10, respectively, on derivatives accounted for as cash flow hedges.


                                       80                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(14)  Earnings Per Common Share

      The following is a summary of the calculation of earnings per share (EPS):

                                                  Years ended September 30,
                                               -------------------------------
                                                 2003        2002        2001
                                               -------      ------      ------
                                             (In thousands, except per share data)
      Net income                               $11,251      $9,527      $7,482
                                               =======      ======      ======
      Weighted average common shares
           outstanding for computation of
           basic EPS (1)                         7,713       7,702       7,661
      Common-equivalent shares due to
           the dilutive effect of stock
           options and RRP awards (2)              108         118          50
                                               -------      ------      ------
      Weighted average common shares
           for computation of diluted EPS      $ 7,821      $7,820      $7,711
                                               =======      ======      ======
      Earnings per common share:
           Basic                               $  1.46      $ 1.24      $ 0.98
           Diluted                                1.44        1.22        0.97
                                               =======      ======      ======

(1) Includes all shares issued to the Mutual Holding Company, but excludes unallocated ESOP shares.

(2)   Represents incremental shares computed using the treasury stock method.

(15)  Stockholders' Equity

      (a)   Regulatory Capital Requirements

            OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

            Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

            The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital


                                       81                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Provident Bancorp, Inc.

            Management believes that, as of September 30, 2003 and 2002 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

            The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2003 and 2002, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements which it satisfied as of September 30, 2003 and 2002.

                                                                                      OTS requirements
                                                                  ----------------------------------------------------
                                                                       Minimum capital          Classification as well
                                           Bank actual                    adequacy                   capitalized
                                     -----------------------      ------------------------     -----------------------
                                      Amount          Ratio        Amount           Ratio       Amount          Ratio
                                     --------        -------      --------         -------     --------        -------
      September 30, 2003:
          Tangible capital           $ 93,497           8.1%      $ 17,231           1.5%      $     --           0.0%
          Tier 1 (core) capital        93,497           8.1         45,950           4.0         57,437           5.0
          Risk-based capital:
             Tier 1                    93,497          13.7             --           0.0         40,835           6.0
             Total                    102,041          15.0         54,447           8.0         68,058          10.0
                                     ========                     ========                     ========
      September 30, 2002:
          Tangible capital           $ 84,307           8.5%      $ 14,963           1.5%      $     --           0.0%
          Tier 1 (core) capital        84,307           8.5         39,901           4.0         49,875           5.0
          Risk-based capital:
             Tier 1                    84,307          14.2             --           0.0         35,552           6.0
             Total                     91,747          15.5         47,403           8.0         59,254          10.0
                                     ========                     ========                     ========
      September 30, 2001:
          Tangible capital           $ 88,526          10.2%      $ 13,015           1.5%      $     --           0.0%
          Tier 1 (core) capital        88,526          10.2         34,706           4.0         43,383           5.0
          Risk-based capital:
             Tier 1                    88,526          16.9             --           0.0         31,404           6.0
             Total                     95,100          18.2         41,873           8.0         52,341          10.0
                                     ========                     ========                     ========

            Tangible and Tier 1 capital amounts represent the stockholder's equity of the Bank, less intangible assets and after-tax net unrealized gains on securities available for sale. Total capital represents Tier 1 capital plus the allowance for loan losses up to a maximum amount equal to 1.25% of risk-weighted assets.

            The following is a reconciliation of the Bank's total stockholder's equity under accounting principles generally accepted in the United States of America ("GAAP") and its regulatory capital:


                                       82                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

                                                          September 30,
                                                   -------------------------
                                                      2003            2002
                                                   ---------       ---------
      Total GAAP stockholder's equity              $ 112,039       $ 104,779
      Goodwill and intangible assets                 (15,163)        (15,041)
      Unrealized gain on securities available
           for sale                                   (3,379)         (5,431)
                                                   ---------       ---------
               Tangible, tier 1 core and
                  Tier 1 risk-based capital           93,497          84,307
      Allowance for loan losses                        8,544           7,440
                                                   ---------       ---------
               Total risk-based capital            $ 102,041       $  91,747
                                                   =========       =========

      (b)   Dividend Payments

            Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. The Bank paid cash dividends of $3,500 to Provident Bancorp, Inc. during the year ended September 30, 2003 (none during the years ended September 30, 2002 and 2001).

            Unlike the Bank, Provident Bancorp, Inc. is not subject to OTS regulatory limitations on the payment of dividends to its shareholders. The Mutual Holding Company waived the receipt of cash dividends with respect to its shares of Provident Bancorp, Inc. amounting to $2064 in fiscal 2003, $1,310 in fiscal 2002, and $972 in fiscal 2001, for a cumulative total of $4,655 through September 30, 2003.

      (c)   Stock Repurchase Programs

            The Company completed a stock repurchase program during the year ended September 30, 2000, purchasing 193,200 common shares for the treasury at a total cost of $3,061. In July 2000, the Company announced a second repurchase program to acquire up to 5%, or 183,540, of its publicly-traded shares as market conditions warrant. This program was completed in May 2003. A third repurchase program was announced in March 2003 to acquire up to 5% or approximately 177,250 shares. A total of 22,815 shares have been purchased for the treasury under the third program through September 30, 2003 at a total cost of $807.

      (d)   Liquidation Rights

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

(16)  Off-Balance-Sheet Financial Instruments

      In the normal course of business, the Company is a party to off-balance-sheet financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts


                                       83                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      recognized in the consolidated financial statements. The contractual or notional amounts of these instruments, which reflect the extent of the Company's involvement in particular classes of off-balance-sheet financial instruments, are summarized as follows:

                                                          September 30,
                                                     ---------------------
                                                       2003          2002
                                                     -------       -------
      Lending-related instruments:
           Loan origination commitments:
               Fixed-rate loans                      $15,742       $36,285
               Adjustable-rate loans                  55,602        26,048
           Unused lines of credit                     79,593        63,091
           Standby letters of credit                   8,976         6,862
      Interest rate risk management:
           Interest rate cap agreements                   --        50,000
                                                     =======       =======

      (a)   Lending-Related Instruments

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

            Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's fixed-rate loan origination commitments at September 30, 2003 provide for interest rates ranging principally from 5.38% to 8.50%.

            Unused lines of credit are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.

            Standby letters of credit are commitments issued by the Company on behalf of its customer in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary's compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor's completion of real estate development


                                       84                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

            As of September 30, 2003, the Company had $8,796 in outstanding letters of credit, of which $1,500 were secured by cash collateral

      (b)   Interest Rate Cap Agreements

            At September 30, 2002, the Company was a party to two interest rate cap agreements with a total notional amount of $50,000. These interest rate caps matured in March and April 2003. These agreements were entered into to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. The counterparties to the agreements are obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeds specified levels during the term of the agreements. These specified rate levels were 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30,000 and $20,000, respectively.

            The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000, and recorded an after-tax transition adjustment of $41 to recognize the interest rate cap agreements at fair value. The Company's interest rate cap agreements were accounted for as cash flow hedges under SFAS No. 133 and were reported at fair value, which was insignificant at September 30, 2002. Interest expense for the years ended September 30, 2003 and 2002 includes charges of $16 and $68, respectively, for the effect of the interest rate cap agreements. The remaining amount reported in accumulated other comprehensive income with respect to these agreements at September 30, 2002 was reclassified into earnings during fiscal 2003.

(17)  Commitments and Contingencies

      Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under noncancelable operating leases with initial or remaining terms of more than one year at September 30, 2003 are $2,355 for fiscal 2004, $2,227 for fiscal 2005, $1,315 for fiscal 2006, $1,207 for fiscal 2007, $1,261 for fiscal 2008 and a total of $3,489 for later years. Occupancy and office operations expense includes net rent expense of $1,202, $1,137 and $1,076 for the years ended September 30, 2003, 2002 and 2001, respectively.

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


                                       85                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

      The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

                                                                     September 30,
                                                ---------------------------------------------------------
                                                          2003                            2002
                                                -------------------------       -------------------------
                                                Carrying        Estimated       Carrying        Estimated
                                                 amount        fair value        amount        fair value
                                                --------       ----------       --------       ----------
      Financial assets:
           Cash and due from banks              $ 33,500        $ 33,500        $ 35,093        $ 35,093
           Securities available for sale         300,715         300,715         206,146         206,146
           Securities held to maturity            73,544          75,628          86,791          90,706
           Loans                                 703,184         733,769         660,816         678,927
           Accrued interest receivable             4,851           4,851           5,491           5,491
           FHLB stock                              8,220           8,220           5,348           5,348
      Financial liabilities:
           Deposits                              869,553         871,338         799,626         802,040
           FHLB borrowings                       164,757         166,195         102,968         106,308
           Mortgage escrow funds                   3,949           3,949           3,747           3,747
                                                ========        ========        ========        ========

      The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company's financial instruments.

      (a)   Securities

            The estimated fair values of securities were based on quoted market prices.

      (b)   Loans

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


                                       86                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

      (c)   Deposits

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

      (d)   FHLB Borrowings

            Fair values of FHLB borrowings were estimated by discounting the contractual cash flows. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered by the FHLB on borrowings of similar type and maturity.

      (e)   Other Financial Instruments

            The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

            The fair values of the Company's off-balance-sheet financial instruments described in note 16 were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2003 and 2002, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19)  Recent Accounting Standards and Interpretations

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on


                                       87                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      reported results. The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivative Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will have a material impact on the results of operations or financial condition.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity was issued in May 2003. Under this statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of this standard did not have an impact on the consolidated financial statements.

      FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation also requires a guarantor to recognize, at fair value, a liability for the obligation at inception of the guarantee (effective for guarantees issued or modified after December 31, 2002). The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN No. 46 in the first interim or annual period ending after December 15, 2003. The adoption of FIN No. 46 is not expected to have a significant effect on the consolidated financial statements.


                                       88                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(20)  Condensed Parent Company Financial Statements

      Set forth below are the condensed statements of financial condition of Provident Bancorp, Inc. and the related condensed statements of income and cash flows:

                                                              September 30,
 Condensed Statements of                                 ------------------------
           Financial Condition                             2003            2002
                                                         --------        --------
      Assets:
           Cash                                          $  3,640        $    641
           Securities available for sale                    2,297           6,466
           Loan receivable from ESOP                        1,880           2,256
           Investment in Provident Bank                   110,441         102,392
           Other assets                                       107             195
                                                         --------        --------
                         Total assets                    $118,365        $111,950
                                                         ========        ========
      Liabilities                                        $    508        $  1,083
      Stockholders' equity                                117,857         110,867
                                                         --------        --------
                         Total liabilities and
                             stockholders' equity        $118,365        $111,950
                                                         ========        ========


                                       89                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

                                                                                 Year ended September 30,
                                                                         ----------------------------------------
                                                                           2003            2002            2001
                                                                         --------         -------         -------
      Condensed statements of income
          Interest income                                                $    258         $   450         $   626
          Dividends from Provident Bank                                     3,500              --              --
          Gain on sale of securities available for sale                        92             123             431
          Non-interest expense                                               (175)           (226)           (180)
          Income tax expense                                                  (73)           (134)           (338)
                                                                         --------         -------         -------
                     Income before equity in undistributed
                        earnings of Provident Bank                          3,602             213             539
          Equity in undistributed earnings of Provident Bank                7,649           9,314           6,943
                                                                         --------         -------         -------
                     Net income                                          $ 11,251         $ 9,527         $ 7,482
                                                                         ========         =======         =======
      Condensed statements of cash flows
          Cash flows from operating activities:
             Net income                                                  $ 11,251         $ 9,527         $ 7,482
             Adjustments to reconcile net income to net cash
                provided by (used in) operating activities:
                  Equity in undistributed earnings of
                     Provident Bank                                        (7,649)         (9,314)         (6,943)
                  Other adjustments, net                                    1,211             755            (674)
                                                                         --------         -------         -------
                     Net cash provided by (used in)
                        operating activities                                4,813             968            (135)
          Cash flows from investing activities:
             Purchases of securities available for sale                        --          (2,296)         (2,431)
             Proceeds from sales of securities available for sale           2,050           2,374           6,810
             ESOP loan principal repayments                                   376             376             376
                                                                         --------         -------         -------
                     Net cash provided by investing activities              2,426             454           4,755
                                                                         --------         -------         -------
          Cash flows from financing activities:
             Treasury shares purchased                                     (2,343)         (1,971)         (1,155)
             Cash dividends paid                                           (2,421)         (1,935)           (807)
             Stock option transactions                                        524             278              60
                                                                         --------         -------         -------
                     Net cash used in financing activities                 (4,240)         (3,628)         (1,902)
                                                                         --------         -------         -------
                     Net increase (decrease)  in cash                       2,999          (2,206)          2,718
          Cash at beginning of year                                           641           2,847             129
                                                                         --------         -------         -------
          Cash at end of year                                            $  3,640         $   641         $ 2,847
                                                                         ========         =======         =======


                                       90                            (Continued)

                     PROVIDENT BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(21)  Quarterly Results of Operations (Unaudited)

      The following is a condensed summary of quarterly results of operations for the years ended September 30, 2003, 2002 and 2001:

                                                     First         Second          Third          Fourth
                                                    quarter        quarter        quarter        quarter
                                                    -------        -------        -------        -------
      Year ended September 30, 2003
           Interest and dividend income             $15,024        $14,439        $14,252        $14,075
           Interest expense                           3,389          2,947          2,975          2,749
                                                    -------        -------        -------        -------
                        Net interest income          11,635         11,492         11,277         11,326
           Provision for loan losses                    300            300            200            100
           Non-interest income                        2,003          2,367          2,818          2,367
           Non-interest expense                       8,473          9,557          9,106          9,654
                                                    -------        -------        -------        -------
                        Income before income
                            tax expense               4,865          4,002          4,789          3,939
           Income tax expense                         1,824          1,482          1,683          1,355
                                                    -------        -------        -------        -------
                        Net income                  $ 3,041        $ 2,520        $ 3,106        $ 2,584
                                                    =======        =======        =======        =======
           Earnings per common share:
           Basic                                    $  0.39        $  0.33        $  0.40        $  0.34
           Diluted                                     0.39           0.32           0.40           0.33
                                                    =======        =======        =======        =======

      Year ended September 30, 2002
           Interest and dividend income             $14,761        $14,558        $15,010        $15,622
           Interest expense                           4,791          4,192          4,217          4,001
                                                    -------        -------        -------        -------
                        Net interest income           9,970         10,366         10,793         11,621
           Provision for loan losses                    225            175            200            300
           Non-interest income                        1,284          1,230          1,338          1,549
           Non-interest expense                       7,153          7,270          8,479          9,259
                                                    -------        -------        -------        -------
                        Income before income
                            tax expense               3,876          4,151          3,452          3,611
           Income tax expense                         1,350          1,550          1,309          1,354
                                                    -------        -------        -------        -------
                        Net income                  $ 2,526        $ 2,601        $ 2,143        $ 2,257
                                                    =======        =======        =======        =======
           Earnings per common share:
           Basic                                    $  0.32        $  0.34        $  0.28        $  0.29
           Diluted                                     0.32           0.33           0.27           0.29
                                                    =======        =======        =======        =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

ITEM 9A. Controls and Procedures.

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal control over financial reporting during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The "Proposal I - Election of Directors" section of Provident Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2004 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

      Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

      Set forth below is certain information as of September 30, 2003, regarding equity compensation to directors and executive officers of Provident Bancorp that has been approved by stockholders.

      ======================================================================================================================
        Equity compensation plans        Number of securities to be                           Number of securities remaining
               approved by                Issued upon exercise of          Weighted average        available for issuance
               stockholders            outstanding options and rights       exercise price               under plan
      ----------------------------------------------------------------------------------------------------------------------
      Stock Option Plan                          233,268                         $17.40                    40,360
      ----------------------------------------------------------------------------------------------------------------------
      Recognition and Retention Plan (1)          35,550                     Not Applicable                   0
      ----------------------------------------------------------------------------------------------------------------------
      Total (2)                                  268,818                         $17.40                    40,360
      ======================================================================================================================

(1)   Represents shares that have been granted but have not yet vested.

(2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

      The "Proposal I - Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters

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

      (a)   (1) Financial Statements

            The financial statements filed in Item 8 of this Form 10-K are as follows:

            (A)   Independent Auditors' Report

            (B) Consolidated Statements of Financial Condition as of September 30, 2003 and 2002

            (C) Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001

            (D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2003, 2002, and 2001

            (E) Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

            (F)   Notes to Consolidated Financial Statements

      (b)   (2) Financial Statement Schedules

            All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (c)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K during the three months ended September 30, 2003.

            On July 28, 2003 the Company filed a Form 8-K announcing that a press release was issued on July 24, 2003 regarding quarter ended June 30, 2003 earnings.

            On July 3, 2003 the Company filed a Form 8-K announcing that a press release was issued on July 2, 2003 regarding the adoption of a Plan of Conversion and Reorganization to convert Provident Bancorp, MHC to a capital stock corporation and the announcement that the Corporation entered into a definitive merger agreement to acquire ENB Holding Company, Inc.

      (d)   Exhibits
            --------

            3.1 Stock Holding Company Charter of Provident Bancorp, Inc. (incorporated herein by reference to Provident Bancorp's Registration Statement on Form S-1, dated September 17, 1998, file No. 333-63593 (the "S-1")

            3.2 Bylaws of Provident Bancorp, Inc. (incorporated herein by reference to the S-1)

            4 Form of Stock Certificate of Provident Bancorp, Inc. (incorporated herein by reference to the S-1)

            10.1 Form of Employee Stock Ownership Plan (incorporated herein by reference to the S-1)

            10.2 Employment Agreement with George Strayton, as amended (incorporated herein by reference to the S-1)

            10.3 Form of Employment Agreement (incorporated herein by reference to the S-1)

            10.4 Deferred Compensation Agreement as amended (incorporated herein by reference to the S-1A File No. 333-108795, October 31, 2003) as filed

            10.5 Supplemental Executive Retirement Plan, as amended (incorporated herein by reference to the S-1)

            10.6 Management Incentive Program (incorporated herein by reference to the S-1)

            10.7 1996 Long-Term Incentive Plan for Officers and Directors, as amended (incorporated herein by reference to the S-1)

            10.8 Provident Bank Stock Option Plan (incorporated herein by reference to Provident Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the SEC on January 18, 2000)

            10.9 Provident Bank Recognition and Retention Plan (incorporated herein by reference to Provident Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the SEC on January 18, 2000)

            14    Code of Ethics

            21    Subsidiaries of Provident Bancorp

            23.1  Consent of KPMG LLP

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Provident Bancorp, Inc.


Date: December 23, 2003            By: \s\ George Strayton
                                       -----------------------------------------
                                       George Strayton
                                       President, Chief Executive Officer and
                                       Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   \s\ George Strayton                        By:   \s\ Paul A. Maisch
      ----------------------------------               --------------------------------
      George Strayton                                  Paul A. Maisch
      President, Chief Executive Officer               Chief Financial Officer and
      and Director                                     Senior  Vice President

Date: December 23, 2003                          Date: December 23, 2003

By:   \s\ William F. Helmer                      By:   \s\ Dennis L. Coyle
      ----------------------------------               --------------------------------
      William F. Helmer                                Dennis L. Coyle, Vice Chairman
      Chairman of the Board

Date: December 23, 2003                          Date: December 23, 2003

By:   \s\ Judith Hershaft                        By:   \s\ Thomas F. Jauntig, Jr.
      ----------------------------------               --------------------------------
      Judith Hershaft, Director                        Thomas F. Jauntig, Jr., Director

Date: December 23, 2003                          Date: December 23, 2003

By:   \s\ Donald T. McNelis                      By:   \s\ Richard A. Nozell
      ----------------------------------               --------------------------------
      Donald T. McNelis, Director                      Richard A. Nozell, Director

Date: December 23, 2003                          Date: December 23, 2003

By:   \s\ William R. Sichol, Jr.                 By:   \s\ Burt Steinberg
      ----------------------------------               --------------------------------
      William R. Sichol, Jr., Director                 Burt Steinberg, Director

Date: December 23, 2003                          Date: December 23, 2003

By:   \s\ F. Gary Zeh
      ----------------------------------
      F. Gary Zeh, Director

Date: December 23, 2003