Form 10-K/A
period 2003-09-30
PROVIDENT BANCORP INC/NY/
filed 2004-01-28
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
   OF 1934

                  For the Fiscal Year Ended September 30, 2003
                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

  For the transition period from ___________________ to ______________________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
           ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       80-0091851
------------------------------                     ----------------------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                     Identification Number)


400 Rella Blvd., Montebello, New York                        10901
---------------------------------------                    ----------
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

                     Common stock, par value $0.01 per share
                        ---------------------------------
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X      NO
                                             -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K. YES      NO  X
                   -----   -----

     Indicate by check mark whether to  Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Act of 1934). YES X   NO
                                                         ---     ---
     As of December 15, 2003, there were issued and outstanding 7,947,321 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of December 15, 2003, was $135,774,624.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                             PROVIDENT BANCORP, INC.

                          FORM 10-K/A TABLE OF CONTENTS

                               September 30, 2003



PART III..........................................................................................................3
   ITEM 10.Directors and Executive Officers of the Registrant..................................................3
   ITEM 11.Executive Compensation..............................................................................4
   ITEM 12.Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.......14
   ITEM 13.Certain Relationships and Related Transactions.....................................................14
SIGNATURES.......................................................................................................15
Exhibit 31.1.....................................................................................................16
Exhibit 31.2.....................................................................................................17


                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors and Executive Officers

     As of January 15, 2004 the Board of Directors of Provident Bancorp, Inc. ("Provident Bancorp") is comprised of twelve members. Provident Bancorp's bylaws provide that approximately one-third of the directors are to be elected annually. Directors of Provident Bancorp are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

     The table below sets forth certain information, as of January 15, 2004, regarding current members of our Board of Directors and Executive Officers who are not Directors, including the terms of office of board members. Share information in this table reflects the 4.4323-for-one stock split resulting from the mutual-to-stock conversion of Provident Bancorp, MHC, which was completed on January 14, 2004.Share information presented elsewhere in this document reflects information as of or prior to that date, and does not reflect the stock split.



                          Position(s) Held With                                               Shares
                        --------------------------              Director      Current      Beneficially   Percent of
         Name               Provident Bancorp          Age      Since(1)   Term Expires        Owned        Class
         ----               -----------------          ---      --------   ------------        -----        -----

                                                    DIRECTORS

William F. Helmer       Chairman of the Board          69         1974         2004        413,206(2)         1.0%
Dennis L. Coyle         Vice Chairman                  67         1984         2005        423,314(3)         1.1
George Strayton         President, Chief               60         1991         2005        796,108(4)         2.0
                           Executive Officer and
                           Director
Judith Hershaft         Director                       62         2000         2006        132,273(5)         *
Thomas F. Jauntig, Jr.  Director                       59         2000         2006         73,014(5)         *
Victoria Kossover       Director                       48         2004         2005          2,607            *
Donald T. McNelis       Director                       70         1987         2006        200,328(6)         *
Richard A. Nozell       Director                       69         1990         2006        134,345(7)         *
Carl J. Rosenstock      Director                       50         2004         2006         71,413            *
William R. Sichol, Jr.  Director                       63         1990         2004        211,514(8)         *
Burt Steinberg          Director                       58         2000         2005        184,400(5)         *
F. Gary Zeh             Director                       65         1979         2004        292,506(3)         *

                                      EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Daniel G. Rothstein     Executive Vice President,      56         N/A           N/A        321,891(9)         *
                           Chief Risk Management
                           Officer, Regulatory
                           Counsel and Corporate
                           Secretary
Robert J. Sansky        Executive Vice President       57         N/A           N/A        197,255(10)        *
                           and Chief Retail
                           Banking Officer
Paul A. Maisch          Senior Vice President and      48         N/A           N/A         33,000            *
                           Chief Financial Officer
Stephen G. Dormer       Senior Vice President          52         N/A           N/A        158,410(11)        *
John F. Fitzpatrick     Senior Vice President and      51         N/A           N/A        173,044(12)        *
                           Director of Support
                           Services

All Directors and                                                                        3,818,628(13)        9.4%
Executive Officers as                                                                    ============         ===
a Group (17 persons)
-------------------------------------------------------


*    Less than 1%.
(1)  Includes service with Provident Bank in mutual form.
(2) Includes 6,422 shares of common stock granted pursuant to Provident Bank's 2000 Recognition and Retention Plan (the "Recognition Plan") over which the individual has voting power, and 44,947 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(3) Includes 6,422 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 44,908 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(4) Includes 42,816 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 353,954 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(5) Includes 48,753 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(6) Includes 6,422 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 36,987 shares that the individual has the right to acquire pursuant to stock options within 60 days of January 15, 2004.
(7) Includes 6,422 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 48,755 shares that the individual has the right to acquire pursuant to stock options within 60 days of January 15, 2004.
(8) Includes 6,422 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 48,755 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(9) Includes 18,846 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 57,411 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(10) Includes 15,530 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 65,088 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(11) Includes 13,704 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 66,555 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(12) Includes 13,704 shares of common stock granted pursuant to the Recognition Plan over which the individual has voting power, and 66,511 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.
(13) Includes 136,710 shares of common stock granted pursuant to the Recognition Plan over which the individuals have voting power, and 882,624 shares that can be acquired pursuant to stock options within 60 days of January 15, 2004.

     The business experience for the past five years for each of our directors and executive officers is as follows:

     William F. Helmer has served as the Chairman of the board of directors of Provident Bank since 1994 and Chairman of the board of directors of Provident Bancorp since its formation in 1999. Mr. Helmer is the President of Helmer-Cronin Construction, Inc., a construction company.

     Dennis L. Coyle has served as Vice Chairman of the board of directors of Provident Bank since 1994 and Vice Chairman of the board directors of Provident Bancorp since its formation in 1999. Mr. Coyle is the owner and President of Denlo Realty Corp., the owner of Dennis L. Coyle Rental Properties, and is formerly the co-owner of the Coyle Insurance Agency, Inc.

     George Strayton has been employed by Provident Bank since 1982, was named President and Chief Executive Officer of Provident Bank in 1986, and has served as President and Chief Executive Officer of Provident Bancorp since its formation in 1999.

     Judith Hershaft is the Chief Executive Officer of Innovative Plastics Corp., a manufacturer of custom plastic products. She is also the Chairman of Greenway Plastics and Innovative Plastics South Corp.

     Thomas F. Jauntig, Jr. is a partner in Korn, Rosenbaum, Phillips & Jauntig LLP, certified public accountants.

     Victoria Kossover is a partner in Kossover Law Offices.

     Dr. Donald T. McNelis served as President of St. Thomas Aquinas College in Sparkill, New York from 1974 until his retirement in 1995.

     Richard A. Nozell is the owner of Richard Nozell Building Construction and serves as a general building contractor.

     Carl J. Rosenstock is Secretary-Treasurer of General Sportswear Co., Inc., a manufacturer of children's apparel.

     William R. Sichol, Jr. is a principal of Sichol & Hicks, P.C., a private law firm.

     Burt Steinberg is the Executive Director of The Dress Barn, Inc., a woman's specialty store retailer.

     F. Gary Zeh is the President of Haverstraw Transit Inc., a bus contracting company, and President of Quality Bus Sales and Service, Inc.

     Daniel G. Rothstein has been employed by Provident Bank since 1983, and was named Executive Vice President in 1989. Mr. Rothstein served as Provident Bank's Chief Credit Officer and Regulatory Counsel from 1996 until August 2003, when he was appointed Chief Risk Management Officer. Mr. Rothstein was appointed Corporate Secretary in December 2003.

     Robert J. Sansky has been employed by Provident Bank since 1985, and was named Executive Vice President in 1989. Mr. Sansky served as Provident Bank's Director of Human Resources from 1996 until August 2003, when he was appointed Chief Retail Banking Officer.

     Paul A.  Maisch has served as Senior  Vice  President  and Chief  Financial
Officer of Provident Bank and Provident Bancorp since March 2003. From 1998 through 2001, Mr. Maisch served as Executive Vice President and Chief Financial Officer of Premier National Bancorp, Inc., and had been employed by Premier National Bancorp, Inc. and its predecessors since 1984.

     Stephen G. Dormer was named Senior Vice President of Provident Bank in 1994 and served as Provident Bank's Director of Business Development from 1996 until August 2003, when he was appointed Assistant to the Office of the President, Strategic Planning and Commercial Lending Officer.

     John F. Fitzpatrick has been employed by Provident Bank since 1986, and was named Senior Vice President and Director of Support Services in 1997.

     Provident Bancorp has determined that Director Jauntig qualifies as an "audit committee financial expert " and is serving as such for Provident
Bancorp's audit committee. Director Jauntig is "independent" of Provident Bancorp, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

     Provident Bancorp's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Executive Officers and Directors of Provident Bancorp and beneficial owners of greater than 10% of the outstanding shares of common stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the common stock to file a Form 3, 4 or 5 as required. Based on Provident Bancorp's review of ownership reports, no Executive Officer, Director or 10% beneficial owner of Provident Bancorp's shares of common stock failed to file ownership reports as required for the year ended September 30, 2003.

Code of Ethics

     Provident Bancorp has adopted a Code of Ethics that is applicable to all of its Directors, Officers and employees. The Code of Ethics has previously been filed with the Securities and Exchange Commission as an exhibit to Provident Bancorp's Annual Report on Form 10-K for the Year Ended September 30, 2003.

ITEM 11. Executive Compensation
-------------------------------

Compensation of Directors

     Fees. Directors of Provident Bank receive an annual retainer fee of $24,000. Chairman Helmer receives a retainer fee of $80,000. Directors also receive a fee of $1,000 per Board meeting attended and $500 per committee meeting attended. The chairman of each committee receives an additional $2,000 per year. Directors who are also employees of Provident Bank are not eligible to receive any fees for their service as a director.

     Deferred Compensation Agreements. Provident Bank has entered into non-qualified deferred compensation agreements for the benefit of each of its directors who elect to defer all or a portion of their board fees earned during a calendar year. When a director reaches the mandatory retirement age, the director's account is generally paid to him or her in quarterly installments beginning on the first day of the first calendar quarter after the director becomes entitled to such payments and continuing for five years. A director may request to receive distributions from his or her account prior to the attainment of mandatory retirement age, or that such distributions be paid over a longer period of time of not more than ten years. In the event of the director's death, the balance of the director's account will be paid to the director's designated beneficiary in the same manner as it would otherwise have been paid to the director, if living, and commencing in the first calendar quarter after death A director may also request an early distribution from his or her account in the event the director suffers a hardship. The granting of a hardship distribution is within the sole direction of the board of directors and any hardship distribution is limited to the amount reasonably necessary to meet the hardship.

All obligations arising under the deferred compensation agreements are payable front Provident Bank's general assets; however, Provident Bank has established a trust to help ensure that sufficient assets will be available to pay the benefits under the deferred compensation agreements. The investments under the deferred compensation agreements, as well as the distributions to the participating directors, are handled by an independent trustee that holds and accumulates the assets set aside to pay the benefits under the agreements.

     Stock Benefit Plans. During the fiscal year ended September 30, 2000, Provident Bank adopted, and Provident Bancorp's stockholders approved, the Provident Bank 2000 Recognition and Retention Plan and the Provident Bank 2000 Stock Option Plan. Pursuant to the recognition and retention plan, 7,245 shares of Provident Bancorp common stock were awarded to non-employee directors Coyle, Helmer, McNelis, Nozell, Sichol, and Zeh. Pursuant to the stock option plan, options to purchase 11,000 shares of common stock were granted to non-employee Directors Coyle, Helmer, Hershaft, Jauntig, McNelis, Nozell, Sichol, Steinberg and Zeh. During the fiscal year ended September 30, 2003, there were no grants of shares of common stock or options to purchase shares of common stock to directors of Provident Bancorp.

Summary Compensation Table

     The following table sets forth for the three years ended September 30, 2003, certain information as to the total remuneration paid by Provident Bancorp to its Chief Executive Officer, and Provident Bancorp's other four most highly compensated Executive Officers at September 30, 2003 who received total annual compensation in excess of $100,000 (together, "Named Executive Officers").


                                                                            Long-Term Compensation
                                                           --------------------------------------------------------------
                                Annual Compensation                 Awards                       Payouts
                             --------------------------    -------------------------  -----------------------------------
                              Year                         Other Annual  Restricted   Options/
 Name and Principal          Ended                         Compensation    Stock       SARS     LTIP      All Other
   Position (1)              9/30     Salary     Bonus         (2)         Awards(3)    (#)     Payouts   Compensation(4)
-------------------------    -----    ------     -----     ------------  -----------  -------   --------  ---------------
George Strayton,             2003    $387,750  $ 235,200   $    --          --        3,185(5) $  --    $  95,265
President, Chief             2002     368,750    196,875        --          --        7,746(5)    --       43,057
Executive Officer and        2001     344,000    183,750        --          --        4,731(5)    --       32,982
Director

Daniel G. Rothstein,         2003    $200,750  $  76,125   $    --          --        1,590(5) $  --    $  28,601
Executive Vice President,    2002     191,250     72,750        --          --       11,785(5)    --       20,748
Chief Risk Management        2001     180,693     68,625        --          --           --       --       16,011
Officer, Regulatory
Counsel and Corporate
Secretary

Robert J. Sansky,            2003    $179,400  $  67,950   $    --          --           --    $  --    $  25,270
Executive Vice President,    2002     167,625     65,250        --          --        4,885(5)    --       19,937
and Chief Retail Banking     2001     163,469     62,063        --          --           --       --       15,508
Officer

Stephen G. Dormer, Senior    2003    $161,600  $  61,275   $    --          --           --    $  --    $  14,019
Vice President, Assistant    2002     154,075     58,575        --          --        1,994(5)    --       10,150
to the Office of the         2001     146,085     55,388        --          --           --       --        7,646
President, Strategic
Planning and Commercial
Lending Officer

John F. Fitzpatrick,         2003    $144,800  $  54,900   $    --          --           --    $  --    $  11,032
Senior Vice President and    2002     144,231     52,500        --          --        1,994(5)    --        6,511
Director of Support          2001     124,231     47,813        --          --           --       --        5,407
Services

                                        7

------------------------
(1) Information is not included for Senior Vice President and Chief Financial Officer Paul Maisch, who commenced employment in March 2003.
(2) Provident Bank provides certain members of senior management with certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer. The value of such personal benefits is not included in this table.
(3) Represents the fair market value of shares granted pursuant to the Provident Bank 2000 Recognition and Retention Plan. Dividends are paid on the restricted stock and participants can vote the restricted stock to the extent shares have vested or are available for issuance. At January 15, 2004 the following shares of unvested restricted stock awards were held by the named executive officers: 19,320 shares for Mr. Strayton with a market value of $811,826; 4,252 shares for Mr. Rothstein with a market value of $178,669; 3,504 shares for Mr. Sansky with a market value of $147,238; 3,092 shares for Mr. Dormer with a market value of $129,926; and 3,092 shares for Mr. Fitzpatrick with a market value of $129,926.
(4) Includes employer contributions to a 401(k) plan, allocations under the Supplemental Executive Retirement Plan as well as the payment of premiums for life insurance policies.
(5) Represents reload options received upon the exercise of stock options when previously owned shares of common stock were utilized to pay the option exercise price.

Employment Agreements

     In January 1996, Provident Bank entered into an employment agreement with President and Chief Executive Officer George Strayton, which agreement was amended in 1998. On each day during the term of the agreement, the term of the agreement automatically renews so that the term of the agreement remains three years unless notice of non-renewal is provided at least 60 days prior to the anniversary date of the agreement. In the event that notice of non-renewal is given, the agreement will expire at the end of its then three-year term. Under the agreement, Mr. Strayton will be paid an annual rate of salary, which is $392,000 for the year ended September 30, 2003. For each calendar year beginning after a change in control (as defined in the agreement) of Provident Bank or Provident Bancorp, Mr. Strayton's annual salary will be increased by a formula set forth in the agreement. In addition to his annual salary, Mr. Strayton is entitled to participate in all of Provident Bank's tax-qualified plans and other incentive programs, and Provident Bank's group life, health, dental and disability plans.

     In the event Provident Bank terminates Mr. Strayton's employment for any reason other than for cause (as defined in the agreement), in the event of his voluntary resignation within one year following a demotion in title or duties or a change in control of Provident Bank or Provident Bancorp, or in the event of termination of his employment due to total and permanent disability, Mr. Strayton will be entitled to certain benefits payable by Provident Bank. These benefits include his earned but unpaid salary, continuation of his life, health and disability insurance benefits for the remaining unexpired employment period under the agreement, and continued health insurance for Mr. Strayton and his spouse for their remaining lifetimes. Mr. Strayton also will be entitled to certain lump sum payments, such as the present value of any salary and director's fees that he would have earned for the remaining unexpired employment period under the agreement, although Mr. Strayton does not currently receive director's fees. Within 60 days of termination of his employment, Mr. Strayton also will be entitled to payments relating to Provident Bank's defined benefit pension plan, 401(k) Plan, employee stock ownership plan and Supplemental Executive Retirement Plan. Mr. Strayton will also be entitled to immediate vesting of any unearned options or shares of restricted stock awarded to him under any stock benefit plan maintained by Provident Bancorp, and the payments that would have been made to him under all incentive compensation plans and programs adopted by Provident Bank, including the Management Incentive Program. In the event that Provident Bank gives Mr. Strayton a notice of non-renewal, or if Provident Bank does not extend the employment period at least 60 days prior to any renewal date set forth under the agreement, Mr. Strayton may resign from Provident Bank at any time and will receive a lump sum cash benefit within 30 days equal to the amounts set forth above. Also, in such event Provident Bank will provide the life and health insurance benefits set forth above. In the event that Mr. Strayton becomes subject to an excise tax on payments made under the agreement in connection with a change in control, Mr. Strayton will be reimbursed an amount determined pursuant to a formula set forth in the agreement for payment of such excise taxes by Provident Bank, so long as during the six-month period prior to such change in control Provident Bank was in compliance with all applicable minimum regulatory capital requirements. For a period of one year following the date of his termination for cause, the agreement provides that Mr. Strayton shall not compete with Provident Bank.

     Provident Bank has entered into employment agreements with Messrs. Rothstein, Sansky, Dormer and Fitzpatrick. The employment agreements are for terms of up to two years and renew on a daily basis so that the remaining term under the agreements is for up to two years unless notice of non-renewal is given. In the event of a change in control (as defined in the agreements), the terms of the employment agreements extend to three years. Each executive officer covered by an employment agreement receives an annual rate of salary, as specified in the employment agreement, and will be entitled to participate in all of Provident Bank's tax-qualified plans and other incentive programs, and any group life, health, and disability plans maintained by Provident Bank from time to time. The employment agreements for these officers are substantially similar to the employment agreement with Mr. Strayton except that health insurance for these officers does not continue for their lifetimes following termination of the agreement.

Stock Option Plan

     During the fiscal year ended September 30, 2000, Provident Bank adopted, and Provident Bancorp's stockholders approved, the Provident Bank 2000 Stock Option Plan. Set forth in the table that follows is information relating to options granted under the stock option plan to the Named Executive Officers during the fiscal year ended September 30, 2003.



                                                   OPTION GRANTS IN FISCAL YEAR 2003
--------------------------------------------------------------------------------------------------------------------
                                                          Individual Grants
--------------------------------------------------------------------------------------------------------------------

                                              Percent of Total
                                               Options Granted     Exercise
                                 Options       to Employees in      or Base    Expiration   Grant Date Present Value
      Name                      Granted (1)       Fiscal 2003       Price (2)      Date                 (3)
-------------------------    --------------   -----------------    ----------  -----------   -----------------------

George Strayton                   3,185             30.0%           $31.39      2/22/2010            $15,893
                                                                                2/22/2010

Daniel G. Rothstein               1,590             15.0%           $31.19      2/22/2010            $7,934
                                                                                2/22/2010

Robert J. Sansky                   --                --               --        2/22/2010              --
                                                                                2/22/2010

Stephen G. Dormer                  --                --               --        2/22/2010              --
John F. Fitzpatrick                --                --               --        2/22/2010              --

_____________________________

(1) Represents reload options received upon the exercise of stock options when previously owned shares of common stock were utilized to pay the option exercise price.
(2) The exercise price of the options is equal to the fair market value of the underlying shares on the date of the award.
(3) Based on a grant date present value of $4.99 per share derived using the Black-Scholes option pricing model with the following assumptions: volatility of 14.67%; risk-free rate of return of 3.30%; dividend yield of 1.80%; and a 4.77-year option life.

     Set forth below is certain information concerning options outstanding to the Named Executive Officers at September 30, 2003, and the options exercised by the Named Executive Officers during 2003.




                                AGGREGATE OPTION EXERCISES IN 2003 FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------


                                                             Number of Unexercised          Value of Unexercised
                                                                  Options at              In-The-Money Options at
                                                                   Year-End                   Year-End (1)
                                                            --------------------------    --------------------------
                             Shares Acquired     Value      Exercisable/Unexercisable     Exercisable/Unexercisable
     Name                     Upon Exercise     Realized              (#)                 --------------------------
-------------------------    ---------------   ----------   --------------------------
George Strayton                   6,451        $ 102,506          61,858/18,000           $ 1,483,328/$477,360

Daniel G. Rothstein               3,200        $ 50,208            7,323/ 5,630           $   106,880/$124,361

Robert J. Sansky                   --            --               11,045/ 3,640           $   238,451/$ 96,533

Stephen G. Dormer                  --            --               11,776/ 3,240           $   293,955/$ 85,925

John F. Fitzpatrick                --            --               11,766/ 3,240           $   293,530/$ 85,925

------------------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on September 30, 2003, at which date the last trade price of the common stock as quoted on the Nasdaq National Market was $42.02.

Supplemental Executive Retirement Plan

     Provident Bank maintains a non-qualified supplemental executive retirement plan to compensate executives whose benefits under Provident Bank's tax-qualified benefit plans are limited by the Internal Revenue Code of 1986, as amended. The supplemental executive retirement plan provides executives with retirement benefits generally equal to the difference between (i) the annual benefit the executive would have received under Provident Bank's defined benefit pension plan if such benefits were computed without giving effect to the limitations on benefits imposed by the Internal Revenue Code, and (ii) the amounts actually payable to the executive under the terms of the defined benefit pension plan. In addition, the executive is entitled to a 401(k) benefit under the supplemental executive retirement plan equal to the product of (i) Provident Bank's contributions that could not be credited to his or her account in the Provident Bank 401(k) Plan due to applicable limitations (including the limitation on elective deferrals under Internal Revenue Code Section 402(g)) plus an earnings factor, and (ii) his or her vested percentage in the 401(k) Plan. The supplemental executive retirement plan was amended in connection with the adoption of the employee stock ownership plan so that an executive who does not receive the maximum contribution under the employee stock ownership plan due to an applicable limitation will be entitled to an employee stock ownership plan benefit under the supplemental executive retirement plan, credited in units of common stock, equal to the difference between the fair market value of the number of shares of common stock that would have been allocated to the account of the executive under the employee stock ownership plan had the limitations under the Internal Revenue Code not been applicable, and the fair market value of the number of shares of common stock actually allocated to the account of the executive. The supplemental executive retirement plan is considered an unfunded plan under the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA") purposes. All obligations arising under the supplemental executive retirement plan are payable from the general assets of Provident Bank; however, Provident Bank has established a trust to ensure that sufficient assets will be available to pay the benefits under the supplemental executive retirement plan. The trust is entitled to purchase shares of common stock to fund the employee stock ownership plan benefit under the supplemental executive retirement plan.

     As of December 31, 2003, Messrs. Strayton and Rothstein had accrued annual benefits of $74,904 and $2,280, respectively, under the Retirement Plan portion of the supplemental executive retirement plan, which would be payable upon their reaching age 65. Contributions to the supplemental executive retirement plan under the 401(k) and employee stock ownership plan portions of the supplemental executive retirement plan are included in "--Summary Compensation Table" above.

Defined Benefit Pension Plan

     Provident Bank maintains the Provident Bank Defined Benefit Pension Plan, which is a qualified, tax-exempt defined benefit plan. Employees age 21 or older who have worked at Provident Bank for a period of one year and have been credited with 1,000 or more hours of service with Provident Bank during the year are eligible to accrue benefits under this plan. Provident Bank contributes each year, if necessary, an amount to the Retirement Plan at least equal to the actuarially determined minimum funding requirements in accordance with ERISA. For the plan year ended September 30, 2003 a contribution of $1.2 million was made to the Retirement Plan. At September 30, 2003, the total market value of the Defined Benefit Pension Plan trust fund assets was approximately $9.9 million.

     In the event of retirement at normal retirement age (i.e., the later of age 65 or the 5th anniversary of participation in the Defined Benefit Pension Plan), the plan provides a single life annuity. For a married participant, the normal form of benefit is an actuarially reduced joint and survivor annuity where, upon the participant's death, the participant's spouse is entitled to receive a benefit equal to 50% of that paid during the participant's lifetime. Alternatively, a participant may elect (with proper spousal consent, if necessary) a joint and 100% survivor annuity, a joint and 75% survivor annuity, a different form of annuity, or installments payable over a period of not more than the life of the participant (and spouse, if applicable). Payment may be made in a lump sum in cash, provided the participant has completed 20 years of service with Provident Bank and attained age 55 or has attained normal retirement age. All forms in which a participant's benefit may be paid will be actuarially equivalent to the single life annuity. The monthly retirement benefit provided is an amount equal to the greater of a participant's frozen accrued benefit (as provided for in the Retirement Plan) or 1.6% of a participant's average monthly compensation, multiplied by the participant's years of service (up to a maximum of 35 years) plus 0.5% of the participant's average monthly compensation in excess of one-twelfth of the participant's Covered Compensation (as defined in the Defined Benefit Pension Plan) multiplied by the participant's months of service (up to a maximum of 35 years), computed to the nearest dollar. Retirement benefits are also payable upon retirement due to early and late retirement or death and disability. A reduced benefit is payable upon early retirement at or after age 55 and the completion of 10 years of vested service with Provident Bank. No reduction in benefit will occur as a result of special early retirement on or after age 62 and the completion of 20 years of vested service, if payment is made at the time of retirement. Upon termination of employment other than as specified above, a participant who has five years of vested service is eligible to receive his or her accrued benefit commencing on such participant's retirement date, death or disability.

     The following table indicates the annual retirement benefit that would be payable under the Defined Benefit Pension Plan upon retirement at age 65 in calendar year 2004, expressed in the form of a single life annuity for the average monthly salary and benefit service classifications specified below.



         Average             Years of Service and Annual Benefit Payable at Retirement
         Monthly             ---------------------------------------------------------
      Compensation              15          20        25           30           35
-------------------------    --------   --------   ---------   ---------   -----------
      $  4,167               $ 12,284   $ 16,378   $ 20,473    $  24,567   $  28,662
         6,250                 20,157     26,876     33,596       40,315      47,034
         8,333                 28,031     37,375     46,718       56,062      65,406
        10,417                 35,909     47,878     59,848       71,817      83,787
        14,167                 50,084     66,778     83,473      100,167     116,862
        16,667 and above(1)    59,500     79,400     99,200      119,100     138,900

____________________

(1) Reflects the maximum benefit payable under the Retirement Plan due to tax law limitations.

     As of September 30, 2003, Messrs. Strayton, Rothstein, Sansky, Dormer and Fitzpatrick had 21, 21, 18, 9 and 17 years, respectively, of credited service (i.e., benefit service) under the Retirement Plan.

Stock Performance Graph

     Set forth below is a stock performance graph comparing the yearly total return on Provident Bancorp's shares of common stock, commencing with the closing price on January 8, 1999, the first day Provident Bancorp's shares of common stock were publicly traded, with (a) the cumulative total return on stocks included in the Nasdaq - Total US Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

     There can be no assurance that Provident Bancorp's stock performance will continue in the future with the same or similar trend depicted in the graph. Provident Bancorp will not make or endorse any predictions as to future stock performance.


                      [OBJECT OMITTED PLOTTED POINTS BELOW]



                                  1/8/99  9/30/99  9/30/00  9/30/01  9/30/02  9/30/03
-------------------------------------------------------------------------------------
  Provident Bancorp               100.00   107.87   132.18   184.91   247.42   371.92
  Nasdaq - Total US Index*        100.00   117.43   157.32    64.41    50.57    77.46
  SNL Mid-Atlantic Thrift Index   100.00    81.91    90.23   127.15   153.62   219.30

  ________________
*    Source:  CRSP,  Center for Research in Security Prices,  Graduate School of
     Business, The University of Chicago 2003

Report of the Compensation Committee

     Under rules established by the Securities and Exchange Commission, Provident Bancorp is required to provide certain data and information in regard to the compensation and benefits provided to Provident Bancorp's Chief Executive Officer and other executive officers of Provident Bancorp. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Executive Compensation Committee of Provident Bank, at the direction of the Board of Directors, has prepared the following report for inclusion in this proxy statement.

     The executive compensation program of Provident Bank is designed to attract and retain experienced, motivated and productive officers who will help Provident Bank reach its strategic and financial objectives. The compensation program is made up of base salary, short- and long-term incentive compensation, and benefits. The following is a discussion of each component of the compensation program:

o Base Salary. Salaries paid to executives are designed to be competitive with other financial institutions of similar size and locations. Salaries are paid for performance and the successful completion of job description responsibilities and accompanying standards.

o Incentive Compensation. Provident Bank provides short-term cash incentive opportunities (the "Management Incentive Program") based upon Provident Bank's profitability. Provident Bank also offers long-term incentives in the form of stock options awarded under the Provident Bank 2000 Stock Option Plan and restricted stock awarded under the Provident Bank 2000 Recognition and Retention Plan.

o Benefits. Provident Bank sponsors a variety of benefit plans, including the Provident Bank Employee Stock Ownership Plan, a 401(k) plan, the Provident Bank Defined Benefit Pension Plan, and for certain senior executives, a supplemental executive retirement plan. Both the ESOP and the 401(k) plan promote equity ownership in Provident Bancorp and Provident Bank by affording investment in shares of common stock.

     The Executive Compensation Committee of the Board of Directors is responsible for the performance review of the Chief Executive Officer, who in turn reviews each member of senior management and makes recommendations regarding compensation levels. Compensation strategy is tied to performance, productivity, operating results and market competitiveness. Incentive compensation for executive officers is based upon Bank profitability. The Executive Compensation Committee reviews executive officer salaries and other aspects of executive compensation annually. The committee periodically reviews compensation levels for competitiveness and reasonableness as compared to industry peers and competitors from information gathered by external consultants.

     Compensation for the Chief Executive Officer is comprised of base salary, incentives and benefits. The Chief Executive Officer's base salary is determined by individual performance, competitive salaries, successful accomplishment of strategic goals and Provident Bank's profitability. As of January 1, 2003, the Chief Executive Officer's base salary was increased to $392,000. Provident Bank's short-term incentive plan provides goals for targeted returns of Provident Bank's profitability. Based on the Bank's overall earnings, the Chief Executive Officer's short-term incentive compensation for 2003 was equal to approximately 60% of his then-existing base salary. Long-term incentives previously have been provided in the form of awards of stock options and restricted stock.

     This report has been provided by the Executive Compensation Committee:

                     Dennis L. Coyle           William R. Sichol, Jr.
                     William F. Helmer         F. Gary Zeh
                     Donald T. McNelis

ITEM 12.  Security  Ownership  of Certain  Beneficial  Owners and  Management  &
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

     Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of September 30, 2003, regarding equity compensation plans that have been approved by stockholders.



      ================================== ========================= ================== ==========================
          Equity compensation plans      Number of securities to                        Number of securities
                 approved by                        be             Weighted average    remaining available for
                 stockholders            Issued upon exercise of    exercise price            issuance
                                         outstanding options and                              under plan
                                                  rights
      ---------------------------------- ------------------------- ------------------ --------------------------
      Stock Option Plan                          233,268                $17.40                 40,360
      ---------------------------------- ------------------------- ------------------ --------------------------
      Recognition  and  Retention  Plan           35,550            Not Applicable              6,185
      (1)
      ---------------------------------- ------------------------- ------------------ --------------------------
      Total   (2)                                268,818                $17.40                 40,360
      ================================== ========================= ================== ==========================

(1)  Represents shares that have been granted but have not yet vested.

(2) Weighted average exercise price represents exercise price of stock options only, since restricted shares have no exercise price.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     No Directors, Executive Officers or immediate family members of such individuals were engaged in transactions with Provident Bancorp or any subsidiary involving more than $60,000 (other than through a loan) during the fiscal year ended September 30, 2003. In addition, during the fiscal year ended September 30, 2003, no Directors, Executive Officers or immediate family members of such individuals were involved in loans from Provident Bancorp or Provident Bank involving more than $60,000 which had not been made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Provident Bancorp, Inc.



Date:    January 22, 2004                    By:  \s\ George Strayton
                                                  -------------------
                                                  George Strayton
                                                  President,
                                                  Chief Executive Officer
                                                  and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   \s\ George Strayton                    By:   \s\ Paul A. Maisch
      -------------------                          ------------------
      George Strayton                              Paul A. Maisch
      President, Chief Executive Officer           Senior Vice President and
      and Director                                 Chief Financial Officer

Date:  January 22, 2004                      Date:  January 22, 2004

By:   \s\ William F. Helmer                  By:   \s\ Dennis L. Coyle
      --------------------                         --------------------
      William F. Helmer                            Dennis L. Coyle
      Chairman of the Board                        Vice Chairman

Date:  January 22, 2004                      Date:  January 22, 2004

By:   \s\ Judith Hershaft                    By:   \s\ Thomas F. Jauntig, Jr.
      -------------------                          --------------------------
      Judith Hershaft                                  Thomas F. Jauntig, Jr.
      Director                                         Director

Date:  January 22, 2004                      Date:   January 22, 2004

By:   \s\ Victoria Kossover                  By:   \s\ Donald T. McNelis
      ---------------------                        ---------------------
      Victoria Kossover                                Donald T. McNelis
      Director                                         Director

Date:  January 22, 2004                      Date:   January 22, 2004


By:   \s\ Richard A. Nozell                  By:   \s\ Carl J. Rosenstock
      -------------------                          ----------------------
      Richard A. Nozell                                Carl J. Rosenstock
      Director                                         Director

Date: January 22, 2004                       Date:  January 22, 2004


By:   \s\ William R. Sichol, Jr.             By:   \s\ Burt Steinberg
      -------------------------                    ------------------
      William R. Sichol, Jr.                           Burt Steinberg
      Director                                         Director

Date: January 22, 2004                       Date:  January 22, 2004

By:   \s\ F. Gary Zeh
      -------------------
      F. Gary Zeh
      Director

Date: January 22, 2004