Form 10-Q
period 2003-12-31
PROVIDENT BANCORP INC/NY/
filed 2004-02-13
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                           80-0091851
        (State or Other Jurisdiction of          (IRS Employer ID No.)
        Incorporation or Organization)

   400 Rella Boulevard, Montebello, New York              10901
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

      Yes |X|   No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes of Common Stock                Shares Outstanding
          -----------------------                ------------------

               $0.01 per share                        39,608,586
                                               as of January 31, 2004

                             PROVIDENT BANCORP, INC.
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          at December 31, 2003 and September 30, 2003                       3-4

          Consolidated Statements of Income
          for the Three Months Ended December 31, 2003 and 2002               5

          Consolidated Statement of Changes in Stockholders' Equity
          for the Three Months Ended December 31, 2003 and 2002             6-7

          Consolidated Statements of Cash Flows
          for the Three Months Ended December 31, 2003 and 2002             8-9

          Consolidated Statements of Comprehensive Income
          for the Three Months Ended December 31, 2003 and 2002              10

          Notes to Consolidated Financial Statements                      11-20

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             21-30

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                  30

Item 4.   Controls and Procedures                                            31

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  31

Item 2.   Changes in Securities and Use of Proceeds                          31

Item 3.   Defaults upon Senior Securities                                    31

Item 4.   Submission of Matters to a Vote of Security Holders                31

Item 5.   Other Information                                                  31

Item 6.   Exhibits and Reports on Form 8-K                                   32

          Signature                                                          33

          Certifications Pursuant to Sarbanes-Oxley Act of 2002           34-38

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                                    December 31, 2003   September 30, 2003
                                                                          -----------------   ------------------
Cash and due from banks                                                      $    40,331          $    33,500
Federal funds sold                                                                15,000                   --
                                                                             -----------          -----------
Total cash and cash equivalents                                                   55,331               33,500
Securities (Note 7):
     Available for sale, at fair value (amortized cost of
          $413,241 at December 31, 2003 and $294,801 at
          September 30, 2003)                                                    416,798              300,715
     Held to maturity, at amortized cost (fair value of $69,916
          at December 31, 2003 and $75,628 at September 30, 2003)                 68,003               73,544
                                                                             -----------          -----------
         Total securities                                                        484,801              374,259
                                                                             -----------          -----------

Loans held for sale                                                                  727                2,364

Gross loans (Note 5)                                                             715,912              714,253
     Allowance for loan losses (Note 6)                                          (11,249)             (11,069)
                                                                             -----------          -----------
         Total loans, net                                                        704,663              703,184
                                                                             -----------          -----------
FHLB stock, at cost                                                                5,665                8,220
Accrued interest receivable, net                                                   5,206                4,851
Premises and equipment, net                                                       11,465               11,647
Goodwill (Note 3)                                                                 13,540               13,540
Bank owned life insurance                                                         12,641               12,483
Other assets                                                                      11,919               10,257
                                                                             -----------          -----------
         Total assets                                                        $ 1,305,958          $ 1,174,305
                                                                             ===========          ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                          December 31, 2003   September 30, 2003
                                                                              -----------------   ------------------
Liabilities:
     Deposits (Note 8):
         Non-interest bearing                                                     $   166,518          $   163,009
         Interest bearing                                                             703,651              706,544
                                                                                  -----------          -----------
         Total deposits                                                               870,169              869,553
     Stock Subscriptions (Note 2)                                                     174,660                   --
     Borrowings                                                                       113,653              164,757
     Mortgage escrow funds                                                              9,610                3,949
     Other                                                                             18,336               18,189
                                                                                  -----------          -----------
         Total liabilities                                                          1,186,428            1,056,448
                                                                                  -----------          -----------

Stockholders' equity:
Preferred stock (par value $0.10 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                                  --                   --
Common stock (par value $0.10 per share; 20,000,000 shares
  authorized; 8,280,000 shares issued; 7,947,321 and 7,946,521 shares outstanding at December 31, 2003 and September 30, 2003,
  respectively)                                                                           828                  828
Additional paid-in capital                                                             38,290               38,032
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (123,898 shares at December 31, 2003
  and 131,626 shares at September 30, 2003, respectively)                              (1,503)              (1,597)
Common stock awards under recognition and retention plan ("RRP")                         (379)                (506)
Treasury stock, at cost (332,679 shares at December 31, 2003 and
  333,479 shares at September 30, 2003, respectively)                                  (7,761)              (7,780)
Retained earnings                                                                      87,985               85,398
Accumulated other comprehensive income                                                  2,070                3,482
                                                                                  -----------          -----------
         Total stockholders' equity                                                   119,530              117,857
                                                                                  -----------          -----------

         Total liabilities and stockholders' equity                               $ 1,305,958          $ 1,174,305
                                                                                  ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

                                                          For the Three Months
                                                           Ended December 31,
                                                           ------------------
                                                           2003          2002
                                                           ----          ----
Interest and dividend income:
     Loans                                              $   10,530     $   11,346
     Securities                                              3,765          3,595
     Other earning assets                                       23             83
                                                        ----------     ----------
Total interest and dividend income                          14,318         15,024
                                                        ----------     ----------
Interest expense:
     Deposits                                                1,557          2,345
     Borrowings                                              1,210          1,044
                                                        ----------     ----------
Total interest expense                                       2,767          3,389
                                                        ----------     ----------
Net interest income                                         11,551         11,635
Provision for loan losses (Note 5)                             150            300
                                                        ----------     ----------
Net interest income after provision for loan losses         11,401         11,335
                                                        ----------     ----------
Non-interest income:
     Banking fees and service charges                        1,384          1,089
     Gain on sales of securities available for sale            930            657
     Gains on sales of loans                                    86             39
     Other                                                     403            218
                                                        ----------     ----------
Total non-interest income                                    2,803          2,003
                                                        ----------     ----------
Non-interest expense:
     Compensation and employee benefits                      4,919          4,216
     Occupancy and office operations                         1,327          1,132
     Advertising and promotion                                 468            416
     Professional fees                                         417            348
     Data and check processing                                 744            696
     Amortization of core deposit intangible                    84            127
     Other                                                   1,611          1,538
                                                        ----------     ----------
Total non-interest expense                                   9,570          8,473
                                                        ----------     ----------
Income before income tax expense                             4,634          4,865
Income tax expense                                           1,589          1,824
                                                        ----------     ----------
Net income                                              $    3,045     $    3,041
                                                        ==========     ==========
Weighted average common shares:
     Basic                                               7,738,931      7,721,560
     Diluted                                             7,883,872      7,858,438
Per common share:  (Note 9)
     Basic                                              $     0.39     $     0.39
     Diluted                                                  0.39           0.39
     Dividends declared                                       0.15           0.13
     Book value at period end                           $    15.04     $    14.83

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
(Unaudited)
(In thousands, except share and per share data)

                                                                                      Common
                                                       Additional    Unallocated      Stock
                                           Common       Paid-In         ESOP          Awards
                                           Stock        Capital        Shares       Under RRP
                                           -----        -------        ------       ---------
Balance at September 30, 2003             $    828      $ 38,032      $ (1,597)     $   (506)
Net income
Cash dividends paid ($0.15 per share)
Stock option transactions
ESOP shares allocated or committed
    to be released for allocation
    (7,728 shares)                                           258            94
Vesting of RRP shares                                                                    127
Decrease in net unrealized gain
    on securities available for sale,
    net of taxes of $943
                                          --------      --------      --------      --------
Balance at December 31, 2003              $    828      $ 38,290      $ (1,503)     $   (379)
                                          ========      ========      ========      ========

                                                                          Accumulated
                                                                             Other             Total
                                             Treasury      Retained      Comprehensive      Stockholders'
                                               Stock       Earnings         Income             Equity
                                               -----       --------         ------             ------
Balance at September 30, 2003                $ (7,780)     $ 85,398        $  3,482           $117,857
Net income                                                    3,045                              3,045
Cash dividends paid ($0.15 per share)                          (452)                              (452)
Stock option transactions                          19            (6)                                13
ESOP shares allocated or committed
    to be released for allocation
    (7,728 shares)                                                                                 352
Vesting of RRP shares                                                                              127
Decrease in net unrealized gain
    on securities available for sale,
    net of taxes of $943                                                    (1,412)             (1,412)
                                             --------      --------        --------           --------
Balance at December 31, 2003                 $ (7,761)     $ 87,985        $  2,070           $119,530
                                             ========      ========        ========           ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
(Unaudited)
(In thousands, except share and per share data)

                                                                                     Common
                                                      Additional    Unallocated       Stock
                                           Common       Paid-In         ESOP         Awards
                                            Stock       Capital        Shares       Under RRP
                                            -----       -------        ------       ---------
Balance at September 30, 2002             $    828      $ 36,696      $ (1,974)     $ (1,108)
Net income
Cash dividends paid ($0.13 per share)
ESOP shares allocated or committed
  to be released for allocation                              138            94
  (7,728 shares)
Vesting of RRP shares                                                                    139
Decrease in net unrealized gain
  on securities available for sale
  net of taxes of $415
Decrease in net unrealized loss
  on cash flow hedges,
  net of taxes of $(4)
                                          --------      --------      --------      --------
Balance at December 31, 2002              $    828      $ 36,834      $ (1,880)     $   (969)
                                          ========      ========      ========      ========

                                                                     Accumulated
                                                                        Other          Total
                                           Treasury      Retained   Comprehensive   Stockholders'
                                             Stock       Earnings      Income          Equity
                                             -----       --------      ------          ------
Balance at September 30, 2002              $ (5,874)     $ 76,727     $  5,572        $110,867
Net income                                                  3,041                        3,041
Cash dividends paid ($0.13 per share)                        (590)                        (590)
ESOP shares allocated or committed
  to be released for allocation                                                            232
  (7,728 shares)
Vesting of RRP shares                                                                      139
Decrease in net unrealized gain
  on securities available for sale
  net of taxes of $415                                                    (624)           (624)
Decrease in net unrealized loss
  on cash flow hedges,
  net of taxes of $(4)                                                       6               6
                                           --------      --------     --------        --------
Balance at December 31, 2002               $ (5,874)     $ 79,178     $  4,954        $113,071
                                           ========      ========     ========        ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                              For the Three Months Ended December 31,
                                                                      2003            2002
                                                                      ----            ----
Cash flows from operating activities:
Net income                                                         $   3,045        $   3,041
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Provision for loan losses                                       150              300
         Depreciation and amortization of premises
           and equipment                                                 473              486
         Amortization of core deposit intangible                          84              127
         Gain on sales of securities available for sale                 (930)            (657)
         Gain on sales of loans held for sale                            (86)              (4)
         Gain on sales of fixed assets sold                              (46)              --
         Net amortization of premiums and discounts
           on securities                                                 380              267
         ESOP and RRP expense                                            479              371
         Originations of loans held for sale                          (2,502)          (8,718)
         Proceeds from sales of loans held for sale                    4,225              129
         Proceeds from sales of fixed assets                             358
         Deferred income tax expense (benefit)                        (4,080)              (1)
         Net changes in accrued interest receivable
           and payable                                                  (353)             527
         Other adjustments (principally net changes
           in other assets and other liabilities)                      3,318              (40)
                                                                   ---------        ---------
             Net cash provided by (used in)
                operating activities                                   4,157           (4,172)
                                                                   ---------        ---------
Cash flows from investing activities:
Purchases of securities:
         Available for sale                                         (182,930)         (35,543)
         Held to maturity                                             (1,886)          (4,386)
Proceeds from maturities, calls and other
  principal payments on securities:
         Available for sale                                           35,960           17,377
         Held to maturity                                              7,380            9,819
Proceeds from sales of securities available for sale                  29,127           15,678
Proceeds from sales of fixed assets                                      358               --
Loan originations                                                    (66,829)        (100,069)
Loan principal payments                                               65,148           86,442
Sale (purchase) of FHLB stock                                          2,555             (523)
Purchase of bank owned life insurance                                     --          (12,000)
Purchases of premises and equipment                                     (603)            (582)
                                                                   ---------        ---------
             Net cash used in investing activities                  (111,720)         (23,787)
                                                                   ---------        ---------

                                                                     (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited) (In thousands)

                                                               For the Three Months
                                                                Ended December 31,
                                                                ------------------
                                                               2003            2002
                                                               ----            ----
Cash flows from financing activities:
     Net increase in transaction and savings deposits       $  19,022        $  17,955
     Net (decrease)/increase in time deposits                 (18,406)           4,136
     Receipt of stock subscription funds                      174,660               --
     Net (decrease)/increase in borrowings                    (51,104)           1,041
     Net increase in mortgage escrow funds                      5,661            5,834
     Exercises of stock options                                    13               --
     Cash dividends paid                                         (452)            (590)
                                                            ---------        ---------
         Net cash provided by financing activities            129,394           28,376
                                                            ---------        ---------

Net increase in cash and cash equivalents                      21,831              417

Cash and cash equivalents at beginning of period               33,500           35,093
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $  55,331        $  35,510
                                                            =========        =========

Supplemental information:
     Interest payments                                      $   2,765        $   3,487
     Income tax payments                                            9               66
     Net change in unrealized gains recorded on
         securities available for sale                         (2,355)          (1,039)
     Change in deferred taxes on unrealized gains
         on securities available for sale                         943              415

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                          Three Months
                                                        Ended December 31,
                                                        ------------------
                                                        2003          2002
                                                        ----          ----

Net income:                                           $ 3,045        $ 3,041
Other comprehensive (loss):
Net unrealized gains (losses) on securities
   available for sale:
  Net unrealized holding gains (losses)
     arising during the year, net of taxes of
     $569 and $153                                       (854)          (230)

  Less reclassification adjustment for
     net realized gains included in net income,
     net of taxes of $372 and $263                       (558)          (394)

Net unrealized gain on
     derivatives, net of taxes
      of $0 and $(4)                                       --              6
                                                      -------        -------
Other comprehensive (loss)                             (1,412)          (618)
                                                      -------        -------
  Total comprehensive income                          $ 1,633        $ 2,423
                                                      =======        =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      As described in note 2, Mutual Holding Company Conversion and Acquisition of E.N.B. Holding Company, Inc., Provident Bancorp., Inc., a Delaware corporation, was not an operating company as of December 31, 2003. Accordingly, the consolidated financial statements and other financial information presented in this document as of December 31, 2003, include the accounts of Provident Bancorp, Inc., a federal corporation (the "Company"), Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as "the Company". Provident Bancorp, Inc. is a majority-owned subsidiary of Provident Bancorp, MHC, a mutual holding company. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities and mutual funds to the customers of Provident Bank. Through December 31, 2003, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2003.

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

Stock-Based Compensation

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period. In April 2003 the FASB decided to require all companies to expense the value of employee stock options commencing in 2005, but has not decided how to measure the fair value of the options. As such, the financial statement impact of stock option expensing is not known at this time.

                                                            Three Months Ended
                                                                December 31,
                                                             2003         2002
                                                             ----         ----

Net income, as reported                                     $3,045       $3,041
Add RRP expense included in reported net income, net
    of related tax effects                                      84           87
Deduct RRP and stock option expense determined
    under the fair-value-based method, net of related
    tax effects                                                (84)         (87)

Pro forma net income                                        $3,045       $3,041

Earnings per share:
    Basic, as reported                                      $ 0.39       $ 0.39
    Basic, pro forma                                          0.39         0.39
    Diluted, as reported                                      0.39         0.39
    Diluted, pro forma                                        0.39         0.39

2. Mutual Holding Company Conversion and Acquisition of E.N.B. Holding Company, Inc.

      On January 14, 2004 Provident Delaware completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, Provident Delaware became the stock holding company of Provident Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in the Company were sold to investors. In addition, Provident Delaware simultaneously completed its acquisition of E.N.B. Holding Company, Inc., (ENB) located in Ellenville, New York.

      Provident Delaware sold 19,573,000 shares of common stock at $10.00 per share to depositors of Provident Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of the Company as of January 14, 2004 has been converted into 4.4323 new shares of the Corporation's common stock.

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash.

      As a result of the above transactions, the Company will have 39,608,586 issued and outstanding shares.

      Financial statements as of December 31, 2003, do not reflect the effect of the conversion of existing common shares, the stock offering or the acquisition of ENB.

      ENB operated nine offices and had total assets of $361 million and deposits of $325 million as of December 31, 2003.

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

      Goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset, ($979,000 and $1.1 million at December 31, 2003 and September 30, 2003, respectively), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

4.    Critical Accounting Policies

      The accounting and reporting policies of Provident Bancorp, Inc. are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower may be unable to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 3 (Summary of Significant Accounting Policies) of the 2003 Annual Report on Form 10-K, provides detail with regard to the Company's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 2003.

5.    Loans

      Major classifications of loans, excluding loans held for sale, are summarized below (in thousands):

                                          December 31, 2003   September 30, 2003
                                          -----------------   ------------------

      Real estate - residential mortgage           $369,677             $380,776
      Real estate - commercial mortgage             203,880              188,360
      Real estate - construction                     14,003               10,323
      Commercial and industrial                      47,159               54,174
      Consumer loans                                 81,193               80,620
                                                   --------             --------
           Total                                   $715,912             $714,253
                                                   ========             ========

6.    Allowance for Loan Losses and Non-Performing Assets

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                Three Months
                                             Ended December 31,
                                             ------------------
                                             2003            2002
                                             ----            ----
                                                (In thousands)

      Balance at beginning of period       $ 11,069        $ 10,383
      Provision for loan losses                 150             300
      Charge-offs                               (12)            (14)
      Recoveries                                 42              18
                                           --------        --------
      Balance at end of period             $ 11,249        $ 10,687
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

                                                           December 31, 2003     September 30, 2003
                                                           -----------------     ------------------
                                                                     (Dollars in thousands)
Non-accrual loans:
     One- to four-family residential mortgage loans               $1,194                $  951
     Commercial real estate, commercial business
       and construction loans                                      3,625                 3,632
     Consumer loans                                                  169                   114
                                                                  ------                ------
     Total non-performing loans                                    4,988                 4,697

Real estate owned:
     One- to four-family residential                                  --                    --
                                                                  ------                ------
     Total non-performing assets                                  $4,988                $4,697
                                                                  ======                ======

Ratios:
     Non-performing loans to total loans                            0.70%                 0.66%
     Non-performing assets to total assets                          0.38                  0.40
     Allowance for loan losses to total
       non-performing loans                                       225.52                235.66
     Allowance for loan losses to total loans                       1.57                  1.55

7.    Securities

The following is a summary of securities available for sale at December 31, 2003 and September 30, 2003 (in thousands):

                                                                  Available for Sale Portfolio
                                                                          December 31, 2003

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized         Fair
                                                           Cost          Gains          Losses          Value
                                                        ======================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                     $228,074       $  2,418       $ (1,103)       $229,389
         Collateralized mortgage obligations              16,680             28           (140)         16,568
         SBAs and other                                      187              1             --             188
                                                        --------       --------       --------        --------
         Total mortgage-backed and SBA securities        244,941          2,447         (1,243)        246,145
                                                        --------       --------       --------        --------
Investment Securities
         U.S. Government and federal agency
             Securities                                  164,752          2,339           (152)        166,939
         State and municipal securities                    2,542             27            (28)          2,541
         Equity securities                                 1,006            297           (130)          1,173
                                                        --------       --------       --------        --------
         Total investment securities                     168,300          2,663           (310)        170,653
                                                        --------       --------       --------        --------

         Total available for sale                       $413,241       $  5,110       $ (1,553)       $416,798
                                                        ========       ========       ========        ========

                                                                    Available for Sale Portfolio
                                                                         September 30, 2003

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized         Fair
                                                           Cost          Gains          Losses          Value
                                                        ======================================================
Mortgage-backed and SBA Securities
         Mortgage-backed Securities                     $135,049       $  2,541       $   (648)       $136,942
         Collateralized mortgage obligations              19,733             --            (55)         19,678
         SBAs and other                                      206             --             --             206
                                                        --------       --------       --------        --------
         Total mortgage-backed and SBA securities        154,988          2,541           (703)        156,826
                                                        --------       --------       --------        --------
Investment Securities
         U.S. Government and federal agency
             securities                                  130,186          3,278            (60)        133,404
         State and municipal securities                    2,545             26            (35)          2,536
         Corporate debt securities                         6,030            593             --           6,623
         Equity securities                                 1,052            359            (85)          1,326
                                                        --------       --------       --------        --------
         Total investment securities                     139,813          4,256           (180)        143,889
                                                        --------       --------       --------        --------
         Total available for sale                       $294,801       $  6,797       $   (883)       $300,715
                                                        ========       ========       ========        ========

The following is a summary of securities held to maturity at December 31, 2003 and September 30, 2003 (in thousands):

                                                             Held to Maturity Portfolio
                                                                  December 31, 2003
                                                  ---------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
                                                     Cost         Gains         Losses         Value
                                                  ===================================================
Mortgage-backed Securities
         Mortgage-backed securities                $45,229       $ 1,150       $  (268)       $46,111
         Collateralized mortgage obligations         4,009            62            --          4,071
                                                   -------       -------       -------        -------
         Total mortgage-backed securities           49,238         1,212          (268)        50,182
                                                   -------       -------       -------        -------
Investment Securities
         State and municipal securities             18,765           970            (1)        19,734
                                                   -------       -------       -------        -------
         Total held to maturity                    $68,003       $ 2,182       $  (269)       $69,916
                                                   =======       =======       =======        =======

                                                              Held to Maturity Portfolio
                                                                  September 30, 2003
                                                  ---------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
                                                     Cost         Gains         Losses         Value
                                                  ===================================================
Mortgage-backed Securities
         Mortgage-backed securities                $50,863       $ 1,271       $  (255)       $51,879
         Collateralized mortgage obligations         4,297            66            --          4,363
                                                   -------       -------       -------        -------
         Total mortgage-backed securities           55,160         1,337          (255)        56,242
                                                   -------       -------       -------        -------

Investment Securities
         State and municipal securities             18,384         1,003            (1)        19,386
                                                   -------       -------       -------        -------
         Total held to maturity                    $73,544       $ 2,340       $  (256)       $75,628
                                                   =======       =======       =======        =======

      At December 31, 2003 and September 30, 2003, the unrealized net gain on securities available for sale (net of tax of $1,373 and $3,305, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $2,070 and $3,482 respectively. Gross realized gains were $930 and $657 respectively, for the three months ended December 31, 2003 and 2002.

      Securities with a carrying amount of $69,397 and $69,452 were pledged as collateral for municipal deposits, borrowings and other purposes at December 31, 2003 and September 30, 2003, respectively.

8.    Deposits

      Major classifications of deposits are summarized below (in thousands):

                                               December 31, 2003        September 30, 2003
                                               -----------------        ------------------
      Demand deposits:
           Retail                                    $ 98,798                $ 90,471
           Commercial and municipal                    67,720                  72,538
      NOW                                              62,305                  62,367
                                                     --------                --------
           Total transaction accounts                 228,823                 225,376
      Money market                                    132,609                 128,222
      Savings                                         290,905                 279,717
      Time under $100,000                             181,559                 187,623
      Time over $100,000                               36,273                  48,615
                                                     --------                --------
           Total                                     $870,169                $869,553
                                                     ========                ========

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

      Basic earnings per common share is computed as follows (dollars in thousands, except share data):

                                                      For the Three Months
                                                       Ended December 31,
                                                       ------------------
                                                      2003             2002
                                                      ----             ----

      Weighted average common shares
         outstanding                                7,738,931        7,721,560
                                                   ----------       ----------
      Total basic shares                            7,738,931        7,721,560

      Net income                                   $    3,045       $    3,041
      Basic earnings per common share              $     0.39       $     0.39


      Diluted earnings per common share is computed as follows (dollars in thousands, except share data):

                                                       For the Three Months
                                                        Ended December 31,
                                                        ------------------
                                                      2003             2002
                                                      ----             ----

      Weighted average common shares
         outstanding                                7,738,931        7,721,560
      Effect of common stock equivalents              144,941          136,878
                                                   ----------       ----------
      Total diluted shares                          7,883,872        7,858,438

      Net income                                   $    3,045       $    3,041
      Diluted earnings per common share            $     0.39       $     0.39

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

      As of December 31, 2003, the Company had $9.5 million in outstanding letters of credit, of which $2.8 million were secured by cash collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 2004 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

      The Company's significant accounting policies are summarized in Note 3 to the consolidated financial statements included in its September 30, 2003 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgement involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

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

      As of January 14, 2004 Provident Delaware completed its stock offering and acquisition of E.N.B. Holding Company in connection with Provident Bancorp, MHC's mutual-to-stock conversion. See Note 2 to the accompanying financial statements.

 Comparison of Financial Condition at December 31, 2003 and September 30, 2003

      Total assets as of December 31, 2003 were $1.3 billion, an increase of $127.6 million, or 10.9% over assets of $1.2 billion at September 30, 2003.

      Net loans as of December 31, 2003 were $704.7 million, an increase of $1.5 million, or 0.2%, over net loan balances of $703.2 million at September 30, 2003. Residential loans declined during the three-month period by $11.1 million, or 2.9%, compared to balances at September 30, 2003, primarily in fixed rate mortgages. Commercial mortgage loans increased by $15.5 million, or 8.2%, as originations of $23.9 million surpassed repayments of $8.4 million. Commercial and industrial loans decreased by $7.0 million, or 12.9%, as customers paid down lines of credit in a greater amount than drawn on new advances under lines of credit. Asset quality continues to be strong. At $5.0 million, or 0.38% of total assets, non-performing assets were up slightly from $4.7 million, or 0.40% of total assets at September 30, 2003.

      Total securities increased by $110.5 million, or 29.5%, to $484.8 million at December 31, 2003 as the Company invested the majority of the stock subscription funds received in securities. Investments were made primarily in mortgage-backed securities, which increased by $83.4 million, or 39.3%, and in U.S. Government and Federal Agency Securities, which increased by $33.5 million, or 25.1%.

      Total deposits at December 31, 2003 were virtually unchanged compared to balances at September 30, 2003. Deposit growth has occurred in transaction account, savings and money market account products, while certificates of deposit declined slightly. The largest deposit growth has occurred in savings and money market accounts, which increased to $423.5 million at December 31, 2003 from $407.9 million at September 30, 2003, an increase of $15.6 million, or 3.8%. Transaction accounts posted an increase of $3.4 million, or 1.5%, to $228.8 million. During the same time period, total certificates of deposit declined by $18.4 million as municipal certificates declined by $15.9 million, while all other certificates decreased by $2.5 million. Total municipal deposits amounted to $15.1 million at December 31, 2003 compared to $31.0 million at September 30, 2003. The Company began accepting municipal deposits in April 2002 after the formation of PMB.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") decreased by $51.1 million during the three-month period to $113.7 million at December 31, 2003 from $164.8 million at September 30, 2003, as the Company used uninvested stock subscription funds to pay down overnight borrowings.

      Stockholders' equity increased by $1.6 million to $119.5 million at December 31, 2003 compared to $117.9 million at September 30, 2003. In addition to net income of $3.0 million for the three-month period, equity increased by $492,000 due to activity related to the Company's ESOP, stock option and management retention plans. Partially offsetting these increases were cash dividends, which reduced stockholders' equity by $452,000 and the change in after-tax unrealized gains on securities available for sale, which decreased equity by $1.4 million.

      During the first three months of fiscal 2004, the Company did not repurchase shares of its common stock. The total shares repurchased under its previously announced repurchase programs, which authorized the repurchase of up to 553,990 shares including the March 2003 authorization of 177,250 shares, was 399,555 shares through December 31, 2003. Net of option-related reissuances, treasury shares held by the Company at December 31, 2003 were 332,679 shares. The authorization to repurchase shares of the Company's common stock expired in connection with its second-step conversion on January 14, 2004.

           Comparison of Operating Results for the Three Months Ended
                     December 31, 2003 and December 31, 2002

      Net Income. For the three months ended December 31, 2003 net interest income after provision for loan losses was $11.4 million, up $66,000, or 0.6%, compared to $11.3 million for the same period of 2002. Non-interest income was $2.8 million for the three months ended December 31, 2003 compared to $2.0 million for the same period last year, an increase of $800,000, or 39. 9 %, including increases in securities gains and gains on sales of loans of $273,000 and $47,000, respectively. Non-interest expenses increased $1.1 million, or 12.9%, to $9.6 million for the three months ended December 31, 2003 compared to $8.5 million for the same prior-year period. Net income after taxes was unchanged at $3.0 million for the three months ended December 31, 2003 and December 31, 2002.

      The relevant performance measures follow:

                                                     Three  Months Ended
                                                         December 31,
                                                      2003          2002
                                                      ----          ----
            Per common share:
               Basic earnings                        $ 0.39        $ 0.39
               Diluted earnings                        0.39          0.39
               Dividends declared                      0.15          0.13

            Return on average (annualized):
               Assets                                  1.02%         1.16%
               Equity                                 10.30%        10.81%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                    2003                                       2002
                                                                    ----                                       ----
                                                   Average                                    Average
                                                 Outstanding                  Average       Outstanding                    Average
                                                   Balance        Interest   Yield/Rate        Balance       Interest     Yield/Rate
                                                   -------        --------   ----------        -------       --------     ----------
Interest earning assets:
   Commercial and comm. mtg. loans (1)           $  254,295       $ 4,104        6.42%       $  215,295       $ 3,839        7.07%
   Consumer loans (1)                                79,225           878        4.41            83,919         1,130        5.34
   Residential mortgage loans (1)                   369,814         5,548        5.97           372,169         6,377        6.80
                                                 ----------       -------                    ----------       -------
        Total loans                                 703,334        10,530        5.96           671,383        11,346        6.70

   AFS Investments & MBS                            308,232         3,000        3.87           213,307         2,524        4.69
   HTM Investments & MBS                             69,241           765        4.40            84,085         1,071        5.05
   Other earning assets                              12,146            23        0.75             6,289            83        5.24
                                                 ----------       -------                    ----------       -------
   Total securities & other earning assets          389,619         3,788        3.87           303,681         3,678        4.81
                                                 ----------       -------                    ----------       -------
     Total interest-earning assets                1,092,953        14,318        5.21           975,064        15,024        6.11
                                                 ----------       -------                    ----------       -------
   Non-interest-earning assets:
     Cash & due from banks                           41,892                                      28,197
     Premises & equipment                            11,576                                      11,070
     Other assets                                    35,442                                      25,481
                                                 ----------                                  ----------
   Total assets                                  $1,181,863                                  $1,039,812
                                                 ==========                                  ==========
Interest bearing liabilities:
   Savings, clubs & escrow                       $  291,402       $   314        0.43%       $  258,382       $   509        0.78%
   Money market accounts                            133,437           177        0.53           117,028           298        1.01
   NOW checking                                      62,797            32        0.20            80,187            62        0.31
   Certificate accounts                             225,304         1,034        1.83           246,318         1,476        2.38
                                                 ----------       -------                    ----------       -------
   Total interest-bearing deposits                  712,940         1,557        0.87           701,915         2,345        1.33
   Borrowings                                       147,571         1,210        3.26           103,092         1,044        4.02
                                                 ----------       -------                    ----------       -------
   Total interest-bearing liabilities               860,511         2,767        1.28           805,007         3,389        1.67
                                                                  -------                                     -------        ----
Non-interest-bearing liabilities:
     Demand deposits                                159,766                                     113,705
     Other                                            43,94                                       9,519
   Total liabilities                              1,064,231                                     928,231
Equity                                              117,632                                     111,581
                                                 ----------                                  ----------
   Total liabilities and equity                  $1,181,863                                  $1,039,812
                                                 ==========                                  ==========
Net interest income                                               $11,551                                     $11,635
                                                                  =======                                     =======
Net interest rate spread                                                         3.93%                                       4.44%
                                                                                 ====                                        ====
Net earning assets                               $  232,442                                  $  170,057
                                                 ==========                                  ==========
Net interest margin                                                              4.20%                                       4.73%
                                                                                 ====                                        ====
Average interest-earning assets                                    127.01%                                     121.12%
                                                                   ======                                     =======
   Total average interest-bearing liabilities

(1)   Includes non-accrual loans.

            The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                Three Months Ended December 31,
                                                        2003 vs. 2002
                                                  Increase/(Decrease) Due to
                                                  --------------------------

                                               Volume (1)     Rate (1)      Total
                                               ----------     --------      -----
Interest-earning assets
           Consumer loans                       $   (62)      $  (190)      $(252)
           Commercial and comm. mtg. loans          640          (375)        265
           Residential mortgage loans               (41)         (788)       (829)
           Available for sale securities            969          (493)        476
           Held to maturity securities             (177)         (129)       (306)
           Other earning assets                      43          (103)        (60)
                                                -------       -------       -----

           Total interest income                  1,372        (2,078)       (706)

Interest-bearing liabilities
           Savings                                   57          (252)       (195)
           Money market                              36          (157)       (121)
           NOW Checking                             (11)          (19)        (30)
           Certificates of deposit                 (119)         (323)       (442)
           Borrowings                               388          (222)        166
                                                -------       -------       -----
           Total interest expense                   351          (973)       (622)
                                                -------       -------       -----

Net interest income                             $ 1,021       $(1,105)      $ (84)
                                                =======       =======       =====

(1)   Changes in rate/volume have been allocated to rate and volume.

      Net Interest Income. For the three months ended December 31, 2003, net interest income before provision for loan losses decreased by $84,000, or 0.7% to $11.5 million from $11.6 million for the same period in 2002. Interest income decreased by $706,000, or 4.7%, as an increase in average earning assets of $117.9 million to $1.1 billion, was offset by a decline in yield of 90 basis points to 5.21%. The cost of interest-bearing liabilities declined by $622,000 as the average rate paid on interest-bearing liabilities dropped 39 basis points to 1.28%, which partially offset an increase in average balances of $55.5 million to $860.5 million. Net interest margin decreased from 4.73% to 4.20% and net interest spread decreased from 4.44% to 3.93%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $150,000 and $300,000 in loan loss provisions during the three months ended December 31, 2003 and 2002, respectively. The decrease in the provision reflects the strong coverage ratios provided by the allowance, as well as the Company's historical charge-off ratios.

      Non-Interest Income. Non-interest income for the three month period ended December 31, 2003 increased to $2.8 million, an increase of $800,000 million, or 39.9%, compared to $2.0 million for the same three-month period last year. Realized gains on securities available for sale and sales of loans were $930,000 and $86,000, respectively, for the current period, generating a combined increase of $320,000 over the securities and loan sales gains of $696,000 for the same period last year. Banking fees and services charges increased to $1.4 million for the current three-month period, an increase of $295,000, or 27.1%, over the same period last year. The increase is primarily attributable to increases in overdraft and uncollected fees of $187,000. Other income increased by $185,000, or 84.9%, for the three month period ended December 31, 2003, from $218,000 for the same period last year. The increase is primarily due to $157,000 in income from the new BOLI program and an increase of $19,000 in loan fees. In addition, the Company realized $46,000 on the sale of fixed assets in the current three-month period.

      Non-Interest Expense. Non-interest expense increased by $1.1 million, or 12.9%, to $9.6 million for the three-month period ended December 31, 2003, compared to $8.5 million for the same three-month period last year. In February, 2003 the Company opened a de novo branch in our Northern region, generating modest increases in compensation and benefits and in occupancy and office operations during the current quarter. Compensation and benefits increased by $703,000, or 16.7%, of which $108,000 was attributable to the increased cost of stock-based compensation plans, $67,000 was due to additional retirement plan and other deferred compensation expense, $81,000 was related to higher life and health insurance premiums and the remaining increase was due to annual salary increases of approximately 4% and additional administration staff. Additional increases in non-interest expense categories for the current year to date period are additional advertising costs of $52,000, or 12.5%, related to the new branch and new products, and a volume-related increase of $48,000, or 6.9%, in data and check processing costs. Professional fees increased by $69,000 primarily related to expenses recorded in connection with compliance for Section 404 of the Sarbanes Oxley Act of 2002. Other expenses increased by $73,000, or 4.7%, due primarily to an increase of $35,000, or 120.7%, in charitable contributions.

      Amortization of the core deposit intangible decreased by $43,000 as the premium associated with the acquisition of NBF in third quarter 2002 is amortized on an accelerated basis declining each year.

      Income Taxes. Income tax expense was $1.6 million for the three months ended December 31, 2003 compared to $1.8 million for the same period in 2002. The effective tax rates were 34.3 % and 37.5%, respectively, as a greater portion of the Company's pre-tax income was derived from investments in tax advantaged vehicles, such as bank owned life insurance.

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2003 and December 31, 2002, loan originations, excluding loans originated for sale, totaled $66.8 million and $100.1 million, respectively, and purchases of securities totaled $184.8 million and $39.9 million, respectively. For the three month periods ended December 31, 2003 and 2002, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by deposit growth and stock subscriptions received in the Company's stock offering completed in January 2004. Loan origination commitments totaled $69.7 million at December 31, 2003. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2002 the Company invested $12 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. As the Company's quarterly earnings exceeded $3.0 million, it is expected that the funds will be replaced by retained earnings in approximately
1.25 years, thereby not having a significant impact on capital and liquidity. Earnings from BOLI are derived from the net increase in cash surrender value.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net increase in total deposits for the three months ended December 31, 2003 was $616,000, compared to $22.1 million for the three months ended December 31, 2002.

      On January 14, 2004 Provident Delaware completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, Provident Delaware became the stock holding company of Provident Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in the Company were sold to investors. In addition, Provident Delaware has completed its acquisition of E.N.B. Holding Company, Inc., (ENB) located in Ellenville, New York.

      Provident Delaware sold 19,573,000 shares of common stock at $10.00 per share to depositors of Provident Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of the Company as of January 14, 2004 has been converted into 4.4323 new shares of the Corporation's common stock.

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash.

      The Company monitors its liquidity position on a daily basis. Although the Company sold $15.0 million in federal funds at period end, it generally remains fully invested and utilizes additional sources of funds through FHLB overnight advances, of which none were outstanding at December 31, 2003. The Company has the ability to borrow an additional $258.2 million under its credit facilities with the Federal Home Loan Bank of New York.

      At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $97.4 million, or 7.6% of adjusted assets (which is above the required level of $51.3 million, or 4.0%) and a total risk-based capital level of $106.3 million, or 15% of risk-weighted assets (which is above the required level of $56.6 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. In performing this calculation, the intangible assets recorded in the April 2002 NBF acquisition are deducted from capital for purposes of regulatory capital measures. At December 31, 2003, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

      The following table sets forth the Bank's regulatory capital position at December 31, 2003 and September 30, 2003, compared to OTS requirements.

                                                                        OTS Requirements
                                                           ------------------------------------------

                                                             Minimum Capital      For Classification
                                      Bank Actual                Adequacy         as Well Capitalized
                                   -----------------       ------------------     -------------------

                                   Amount      Ratio       Amount       Ratio      Amount      Ratio
                                   ------      -----       ------       -----      ------      -----
                                                            (Dollars in thousands)
December 31, 2003

Tangible capital                  $ 98,384       7.7%      $19,301       1.5%      $    --        --%
Tier 1 (core) capital               98,384       7.7        51,468       4.0        64,336       5.0
Risk-based capital:
     Tier 1                         98,384      13.8            --        --        42,682       6.0
     Total                         107,256      15.1        56,909       8.0        71,137      10.0

September 30, 2003

Tangible capital                  $ 93,497       8.1%      $17,231       1.5%      $    --        --%
Tier 1 (core) capital               93,497       8.1        45,950       4.0        57,437       5.0
Risk-based capital:
     Tier 1                         93,497      13.7            --        --        40,835       6.0
     Total                         102,041      15.0        54,447       8.0        68,058      10.0

Recent Accounting Standards

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. As a public company that is not a small business issuer (as defined in applicable SEC regulations), the Company is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIE's that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not and is not expected to have a significant effect on the Company's consolidated financial statements.

      In December 2003, the FASB also issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As a public company, the Company will be required to provide substantially all of the revised disclosures beginning with its September 30, 2004 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since September 30, 2003, although the dramatic increase in net interest spread in the past six months could be adversely impacted by a rise in short term interest rates. As noted in Item 2, Management's Discussion and Analysis, the increase in the Company's net interest income is due, in large part, to the relative changes in the yield and cost of the Company's assets and liabilities as a result of decreasing market interest rates beginning in 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster, and to a greater extent, than the rates on interest-earning assets such as loans and securities. Should market interest rates increase with the expected economic recovery, the cost of the interest-bearing liabilities could increase faster than the rates on interest-earning assets. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below today's levels, the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Company from reducing rates much lower on its deposits and prepayments and curtailments on assets may continue. Such movements may cause a decrease in interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      As discussed in Note 2, as of January 14, 2004, Provident Delaware completed its stock offering and acquisition of E.N.B. Holding Company. Provident Delaware received $174.7 million in new funds for stock subscriptions; pending utilization of funds for its general business needs, the proceeds were invested in securities (primarily mortgage backed securities), securities of US government sponsored agencies and US Treasuries with an average life of approximately three years.

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

      There were no significant changes made in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number    Description
      --------------    -----------

      31.1              Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Company filed the following reports on Form 8-K during the three months ended December 31, 2003:

            1) On October 28, 2003, the Company filed a Form 8-K announcing that it issued a press release regarding its earnings for the fiscal year ended September 30, 2003.

            2) On December 11, 2003, the Company filed a Form 8-K announcing that it made a slide presentation at an investor conference. The Company also distributed a paper copy of the presentation to conference attendees. The presentation discussed the Company's current and historical performance and strategies.

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

                                    Provident Bancorp, Inc.
                                    -----------------------
                                    (Registrant)


                              By:   \s\ George Strayton
                                    -------------------
                                    George Strayton
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

                              Date: February 12, 2004


                              By:   \s\ Paul A. Maisch
                                    ------------------
                                    Paul A. Maisch
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Representative)

                              Date: February 12, 2004