Form 10-Q
period 2004-03-31
PROVIDENT BANCORP INC/NY/
filed 2004-05-17
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      Yes |X|  No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes of Common Stock                Shares Outstanding
             -----------------------                ------------------

                 $0.01 per share                         39,619,261
                                                    as of May 11, 2004

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         at March 31, 2004 and September 30, 2003                          3-4

         Consolidated Statements of Income for the Three Months and
         Six Months Ended March 31, 2004 and 2003                           5

         Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended March 31, 2004 and 2003                  6-7

         Consolidated Statements of Cash Flows
         for the Six Months Ended March 31, 2004 and 2003                  8-9

         Consolidated Statements of Comprehensive Income for the
         Three Months and Six Months Ended March 31, 2004 and 2003         10

         Notes to Consolidated Financial Statements                        11-27

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               21-37

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                 37
Item 4.  Controls and Procedures                                           38

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 39

Item 2.  Changes in Securities and Use of Proceeds                         39
Item 3.  Defaults upon Senior Securities                                   39

Item 4.  Submission of Matters to a Vote of Security Holders               39
Item 5.  Other Information                                                 39

Item 6.  Exhibits and Reports on Form 8-K                                  40

         Signature                                                         41

         Certifications Pursuant to Sarbanes-Oxley Act of 2002             42-46

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                                   March 31, 2004       September 30, 2003
                                                                         --------------       ------------------
Cash and due from banks                                                    $    50,523            $    33,500
Securities (Note 7):
     Available for sale, at fair value (amortized cost of
          $516,767 at March 31, 2004 and $294,801 at
          September 30, 2003)                                                  524,173                300,715
     Held to maturity, at amortized cost (fair value of $ 71,544
          at March 31, 2004 and $75,628 at September 30, 2003)                  69,735                 73,544
                                                                           -----------            -----------
             Total securities                                                  593,908                374,259
                                                                           -----------            -----------

Loans held for sale                                                                946                  2,364

Gross loans (Note 5)                                                           961,717                714,253
     Allowance for loan losses (Note 6)                                        (17,093)               (11,069)
                                                                           -----------            -----------
             Total loans, net                                                  944,624                703,184
                                                                           -----------            -----------
FHLB stock, at cost                                                              6,724                  8,220
Accrued interest receivable, net                                                 6,570                  4,851
Premises and equipment, net                                                     16,365                 11,647
Goodwill (Notes 2 and 3)                                                        65,670                 13,540
Core Deposit Intangible                                                          6,900                  1,063
Bank owned life insurance                                                       12,985                 12,483
Other assets                                                                     8,725                  9,194
                                                                           -----------            -----------
             Total assets                                                  $ 1,713,940            $ 1,174,305
                                                                           ===========            ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, cONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                   March 31, 2004     September 30, 2003
                                                                       --------------     ------------------
Liabilities:
     Deposits (Note 8):
         Non-interest bearing                                            $   259,595          $   163,009
         Interest bearing                                                    948,779              706,544
                                                                         -----------          -----------
         Total deposits                                                    1,208,374              869,553
     Borrowings                                                              134,726              164,757
     Mortgage escrow funds                                                     6,993                3,949
     Other                                                                    15,761               18,189
                                                                         -----------          -----------
         Total liabilities                                                 1,365,854            1,056,448
                                                                         -----------          -----------

Stockholders' equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding at March 31, 2004 and par value $0.10 per share; 10,000,000 shares authorized; none
   issued or outstanding at September 30, 2003)                                   --                   --
Common stock (par value $0.01 per share; 75,000,000 shares
  authorized; 39,619,261 shares issued and outstanding at
  March 31, 2004; par value $0.10 per share; 20,000,000 shares authorized; 8,280,000 shares issued; 7,946,521 shares outstanding
  at September 30, 2003)                                                         396                  828
Additional paid-in capital                                                   268,209               38,032
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (1,503,150 shares at March 31, 2004
  and 273,789 shares at September 30, 2003, respectively)                    (11,292)              (1,597)
Common stock awards under recognition and retention plan ("RRP")                (253)                (506)
Treasury stock, at cost (0 shares at March 31, 2004 and
  333,479 shares at September 30, 2003, respectively)                             --               (7,780)
Retained earnings                                                             86,644               85,398
Accumulated other comprehensive income                                         4,382                3,482
                                                                         -----------          -----------
         Total stockholders' equity                                          348,086              117,857
                                                                         -----------          -----------

         Total liabilities and stockholders' equity                      $ 1,713,940          $ 1,174,305
                                                                         ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

                                                               For the Three Months               For the Six Months
                                                                  Ended March 31,                   Ended March 31,
                                                                  ---------------                   ---------------
                                                             2004               2003              2004              2003
                                                             ----               ----              ----              ----
Interest and dividend income:
     Loans                                               $     13,821       $     11,129      $     24,351      $     22,475
     Securities                                                 5,253              3,296             9,018             6,968
     Other earning assets                                          11                 14                34                20
                                                         ------------       ------------      ------------      ------------
Total interest and dividend income                             19,085             14,439            33,403            29,463
                                                         ------------       ------------      ------------      ------------
Interest expense:
     Deposits                                                   1,996              1,965             3,553             4,310
     Borrowings                                                 1,151                982             2,361             2,026
                                                         ------------       ------------      ------------      ------------
Total interest expense                                          3,147              2,947             5,914             6,336
                                                         ------------       ------------      ------------      ------------
Net interest income                                            15,938             11,492            27,489            23,127
Provision for loan losses (Note 6)                                200                300               350               600
                                                         ------------       ------------      ------------      ------------
Net interest income after provision for loan losses            15,738             11,192            27,139            22,527
                                                         ------------       ------------      ------------      ------------
Non-interest income:
     Banking fees and service charges                           1,806              1,114             3,190             2,203
     Gain on sales of securities available for sale               518                427             1,448             1,084
     Gains on sales of loans                                       84                403               170               442
     Other                                                        376                423               779               641
                                                         ------------       ------------      ------------      ------------
Total non-interest income                                       2,784              2,367             5,587             4,370
                                                         ------------       ------------      ------------      ------------
Non-interest expense:
     Compensation and employee benefits                         6,699              5,016            11,650             9,232
     Occupancy and office operations                            1,663              1,358             2,990             2,490
     Advertising and promotion                                    567                495             1,035               911
     Professional fees                                            406                377               792               725
     Data and check processing                                    765                683             1,509             1,378
     Merger integration costs                                     717                 --               717                --
     Amortization of core deposit intangible                      703                115               787               242
     Establishment of Charitable Foundation                     5,000                 --             5,000                --
     Other                                                      2,130              1,513             3,740             3,052
                                                         ------------       ------------      ------------      ------------
Total non-interest expense                                     18,650              9,557            28,220            18,030
                                                         ------------       ------------      ------------      ------------
Income (loss) before income tax expense                          (128)             4,002             4,506             8,867
Income tax (benefit) expense                                     (200)             1,482             1,389             3,306
                                                         ------------       ------------      ------------      ------------
Net income                                               $         72       $      2,520      $      3,117      $      5,561
                                                         ============       ============      ============      ============
Weighted average common shares:(1)
     Basic                                                 37,269,062         34,207,019        35,777,054        34,186,015
     Diluted                                               37,912,560         34,728,985        36,391,057        34,696,935
Per common share:  (Note 9)(1)
     Basic                                               $       0.00       $       0.07      $       0.09      $       0.16
     Diluted                                                     0.00               0.07              0.09              0.16
     Dividends declared                                          0.04               0.03              0.07              0.06
     Book value at period end                                                                 $       8.79      $       3.21

See accompanying notes to unaudited consolidated financial statements.

----------
(1)   Common share information has been adjusted to reflect the stock split of
      4.4323 in connection with the second step conversion in January 2004.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2004
(Unaudited)
(In thousands, except share and per share data)

                                                                                                   Common
                                          Number of                 Additional                      Stock
                                            Shares        Common      Paid-In      Unallocated      Awards
                                        Outstanding(1)     Stock      Capital      ESOP Shares    Under RRP
                                        --------------     -----      -------      -----------    ---------
Balance at September 30, 2003              7,946,521       $828      $ 38,032       $ (1,597)      $ (506)
Net Income
Other comprehensive income

 Total comprehensive income

Recapitalization (Note 2)                  7,700,331       (672)       (6,913)
Common stock offering                     19,573,000        196       192,229
Formation of Charitable Foundation           400,000          4         3,996
Purchase of ENB Holding Co., Inc.          3,969,676         40        39,657
Establishment of ESOP Plan                                                            (9,987)
Tax benefits:
 Contribution of 400,000 shares                                           115
 MHC contribution carryforward                                            512
Stock option transactions                     29,733                        9
ESOP shares allocated or committed to
 be released for allocation                                               572            292
Vesting of RRP shares                                                                                 253
Cash dividends paid
 ($0.07 per common share)
                                          ----------      -----      --------       --------       ------
Balance at March 31, 2004                 39,619,261      $ 396      $268,209       $(11,292)      $ (253)
                                          ==========      =====      ========       ========       ======


                                                                                   Total
                                           Treasury    Retained        Accum    Stockholders'
                                             Stock     Earnings         OCI        Equity
                                             -----     --------         ---        ------
Balance at September 30, 2003              $(7,780)     $85,398       $3,482      $117,857
Net Income                                                3,117                      3,117
Other comprehensive income                                               900           900
                                                                                  --------
 Total comprehensive income                                                          4,017

Recapitalization (Note 2)                    7,680                                      95
Common stock offering                                                              192,425
Formation of Charitable Foundation                                                   4,000
Purchase of ENB Holding Co., Inc.                                                   39,697
Establishment of ESOP Plan                                                          (9,987)
Tax benefits:
 Contribution of 400,000 shares                                                        115
 MHC contribution carryforward                                                         512
Stock option transactions                      100          (34)                        75
ESOP shares allocated or committed to
 be released for allocation                                                            864
Vesting of RRP shares                                                                  253
Cash dividends paid
 ($0.07 per common share)                                (1,837)                    (1,837)
                                           -------      -------       ------      --------
Balance at March 31, 2004                  $     0      $86,644       $4,382      $348,086
                                           =======      =======       ======      ========

----------
(1) Share information has been adjusted to reflect 4.4323 conversion ratio in connection with the Company's second step conversion in January 2004. See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2003
(Unaudited)
(In thousands, except share and per share data)

                                                                                                    Common
                                         Number of                    Additional                     Stock
                                           Shares          Common       Paid-In    Unallocated       Awards
                                       Outstanding(2)      Stock        Capital    ESOP Shares     Under RRP
                                       --------------      -----        -------    -----------     ---------
Balance at September 30, 2002            35,447,372       $   823       $36,696       $(1,974)      $(1,108)
Net Income
Other comprehensive loss

  Total comprehensive income

Purchase of treasury stock
  (166,211 shares)                          166,211
Stock option transactions                    53,586
ESOP shares allocated or committed
  to be released for allocation
  (68,505 shares)                                                           283           189
Vesting of RRP shares                                                                                   256
Cash dividends paid
  ($0.06 per common share)

Balance at March 31, 2003                35,344,747       $   828       $36,979       $(1,785)      $   852
                                         ==========       =======       =======       =======       =======

                                                                    Accumulated
                                                                       Other          Total
                                            Treasury     Retained  Comprehensive   Stockholders'
                                              Stock      Earnings      Income          Equity
                                              -----      --------      ------          ------
Balance at September 30, 2002               $(5,874)      $76,727      $5,572        $110,876
Net Income                                                  5,561                       5,561
Other comprehensive loss                                               (1,162)         (1,162)
                                                                                     --------
  Total comprehensive income                                                            4,399

Purchase of treasury stock
  (166,211 shares)                           (1,157)                                   (1,157)
Stock option transactions                       177          (134)                         43
ESOP shares allocated or committed
  to be released for allocation
  (68,505 shares)                                                                         472
Vesting of RRP shares                                                                     256
Cash dividends paid
  ($0.06 per common share)                                 (1,335)                     (1,335)

Balance at March 31, 2003                   $ 6,854       $80,819      $4,410        $113,545
                                            =======       =======      ======        ========

----------
(2) Share information has been adjusted to reflect 4.4323 conversion ratio in connection with the Company's second step conversion in January 2004. See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                       For the Six Months Ended March 31,
                                                             2004              2003
                                                             ----              ----
Cash flows from operating activities:
Net income                                                $   3,117         $   5,561
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                   350               600
    Depreciation and amortization of premises
      and equipment                                           1,065               961
    Amortization of core deposit intangible                     787               242
    Gain on sales of securities available for sale           (1,448)           (1,084)
    Gain on sales of loans held for sale                       (170)             (442)
    Gain on sales of fixed assets sold                          (46)               --
    Net amortization of premiums and discounts
      on securities                                           1,176               487
    ESOP and RRP expense                                      1,117               728
    Originations of loans held for sale                      (5,264)          (13,501)
    Proceeds from sales of loans held for sale                6,852            13,775
    Deferred income tax expense (benefit)                         5               570
    Net changes in accrued interest receivable
      and payable                                               293               204
    Other adjustments (principally net changes
      in other assets and other liabilities)                 (3,863)             (632)
                                                          ---------         ---------
         Net cash provided by
               operating activities                           3,971             7,469
                                                          ---------         ---------
Cash flows from investing activities:
Purchases of securities:
    Available for sale                                     (331,617)          (81,392)
    Held to maturity                                         (4,070)          (24,809)
Proceeds from maturities, calls and other
  principal payments on securities:
    Available for sale                                       44,942            35,279
    Held to maturity                                         10,908            18,188
Proceeds from sales of securities available for sale         90,892            16,113
Loan originations                                          (151,285)         (188,865)
Loan principal payments                                     123,303           169,556
Sale (purchase) of FHLB stock                                 1,496              (622)
Purchase of ENB Holding Co.                                  60,297                --
Purchase of bank owned life insurance                            --           (12,000)
Purchases of premises and equipment                          (1,784)           (1,234)
Other Adjustments                                                22               218
                                                          ---------         ---------
         Net cash used in investing activities             (156,896)          (69,568)
                                                          ---------         ---------

(continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                         For the Six Months
                                                                          Ended March 31,
                                                                          ---------------
                                                                        2004            2003
                                                                        ----            ----
Cash flows from financing activities:
     Net increase in transaction and savings deposits                $   8,857       $  41,992
     Net increase (decrease) in time deposits                            2,680            (994)
     Receipt of stock subscription funds                               192,425              --
     Net (decrease)/increase in borrowings                             (30,031)         16,420
     Net increase in mortgage escrow funds                               3,044           3,898
     Establishment of ESOP plan                                         (9,987)             --
     Common stock issued for formation of charitable foundation          4,000              --
     Tax benefit: contribution of 400,000 shares to charitable
         foundation                                                        115              --
     Tax benefit: MHC contribution carry-forward                           512              --
     Recapitalization                                                       95              --
     Treasury shares purchased                                              --          (1,157)
     Exercises of stock options                                             75              43
     Cash dividends paid                                                (1,837)         (1,335)
                                                                     ---------       ---------
         Net cash provided by financing activities                     169,948          58,867
                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                    17,023          (3,232)

Cash and cash equivalents at beginning of period                        33,500          35,093
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $  50,523       $  31,861
                                                                     =========       =========

Supplemental information:
     Interest payments                                                   5,620       $   6,455
     Income tax payments                                                 1,235           3,231
         Fair value of assets acquired (incl. intangibles)             406,267              --
         Fair value of liabilities assumed                             329,797              --
         Net fair value                                                 76,470              --
         Cash portion of ENB Holding Co. purchase transaction           36,773              --
         Stock portion of ENB Holding Co. purchase transaction          39,697              --
         Total paid for ENB Holding Co. stock                           76,470
     Transfer of loans to real estate owned                                112              99
     Net change in unrealized gains recorded on
         securities available for sale                                   1,490          (1,959)
     Change in deferred taxes on unrealized gains
         on securities available for sale                                 (596)            783

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands)

                                                            Three Months               Six Months
                                                           Ended March 31,           Ended March 31,
                                                           ---------------           ---------------
                                                         2004         2003           2004         2003
                                                         ----         ----           ----         ----
Net income:                                            $    72       $ 2,520       $ 3,117       $ 5,561
Other comprehensive income (loss):
Net unrealized gains (losses) on securities
  available for sale:
    Net unrealized holding gains (losses)
       arising during the year, net of taxes of
         $1,749, $197, $1,179 and $349                   2,623          (292)        1,769          (522)

    Less reclassification adjustment for
       net realized gains included in net income,
       net of taxes of $207, $171, $579 and $434          (311)         (256)         (869)         (650)

Net unrealized gain on
       derivatives, net of taxes
       of $0, $(2), $0 and $(6)                             --             4            --            10
                                                       -------       -------       -------       -------
Other comprehensive income (loss)                        2,312          (544)          900        (1,162)
                                                       -------       -------       -------       -------
    Total comprehensive income                         $ 2,384       $ 1,976       $ 4,017       $ 4,399
                                                       =======       =======       =======       =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The consolidated financial statements and other financial information presented in this document as of March 31, 2004, include the accounts of Provident Bancorp, Inc., a Delaware corporation (the "Company"), Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Shawangunk Holding Co., Inc., Provest Services Corp., Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal Bank). Collectively, these entities are referred to herein as the "Company." Provident Bancorp, Inc. is a publicly-held company and the parent of Provident Bank. Provest Services Corp. I holds an investment in a low-income housing partnership which provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities to the customers of Provident Bank. Through March 31, 2004, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2003.

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see Note 6), which is a critical accounting policy.

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

                                                       Three Months Ended               Six Months Ended
                                                             March 31,                       March 31,
                                                       2004           2003             2004            2003
                                                       ----           ----             ----            ----
      Net income, as reported                       $      72       $   2,520       $   3,117       $   5,561
      Add RRP expense included in reported net
         income, net of related tax effects                79              86             163             173
      Deduct RRP and stock option expense
         determined under the fair-value-based
         method, net of related tax effects              (150)           (163)           (234)           (326)
                                                    ---------       ---------       ---------       ---------
      Pro forma net income                          $       1       $   2,443       $   3,046       $   5,408
                                                    =========       =========       =========       =========

      Earnings per share:
           Basic, as reported                       $    0.00       $    0.07       $    0.09       $    0.16
           Basic, pro forma                              0.00            0.07            0.09            0.16
           Diluted, as reported                          0.00            0.07            0.09            0.16
           Diluted, pro forma                            0.00            0.07            0.08            0.16

2. Mutual Holding Company Conversion and Acquisition of E.N.B. Holding Company, Inc.

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Bancorp., Inc., a federal Corporation ("Provident Federal") were sold to investors. In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB") located in Ellenville, New York.

      The Company sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of Provident Federal as of January 14, 2004 has been converted into 4.4323 new shares of the Company's common stock.

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash.

      As a result of the above transactions, the Company had 39,608,586 issued and outstanding shares at January 14, 2004.

      Financial statements as of March 31, 2004, reflect the effect of the conversion of existing common shares, the stock offering and the acquisition of ENB. Goodwill recorded in the ENB acquisition ($52.1 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($6.0 million at March 31, 2004), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

3.    Acquisition of The National Bank of Florida

      On April 23, 2002, the Company consummated its acquisition, for cash, of The National Bank of Florida ("NBF"), which was merged with and into the Bank. The transaction was valued at approximately $28.1 million. At the acquisition date, NBF had total assets of approximately $104 million and total deposits of approximately $88.2 million. Amounts attributable to NBF are included in the Company's consolidated financial statements from the date of acquisition.

      Goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset, ($901,000 and $1.1 million at March 31, 2004 and September 30, 2003, respectively), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

4.    Critical Accounting Policies

      The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 3 (Summary of Significant Accounting Policies) of the 2003 Annual Report on Form 10-K provides detail with regard to the Company's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 30, 2003.

5.    Loans

      Major classifications of loans, excluding loans held for sale, are summarized below:

                                                  March 31, 2004     September 30, 2003
                                                  --------------     ------------------
      Real estate - residential mortgage             $389,154             $380,776
      Real estate - commercial mortgage               311,284              188,360
      Real estate - construction                       41,686               10,323
      Commercial and industrial                       101,014               54,174
      Consumer loans                                  118,579               80,620
                                                     --------             --------
           Total                                     $961,717             $714,253
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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                        Three Months                   Six Months
                                                       Ended March 31,              Ended March 31,
                                                       ---------------              ---------------
                                                    2004           2003           2004           2003
                                                    ----           ----           ----           ----
      Balance at beginning of period              $ 11,249       $ 10,687       $ 11,069       $ 10,383
      Allowance acquired through acquisition         5,750             --          5,750             --
      Provision for loan losses                        200            300            350            600
      Charge-offs                                     (136)          (117)          (148)          (131)

      Recoveries                                        30             31             72             49
                                                  --------       --------       --------       --------
      Balance at end of period                    $ 17,093       $ 10,901       $ 17,093       $ 10,901
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

                                                       March 31, 2004       September 30, 2003
                                                       --------------       ------------------
Non-accrual loans:
     One- to four-family residential mortgage loans          $  950               $  951
     Commercial real estate, commercial business
       and construction loans                                 3,004                3,632
     Consumer loans                                             184                  114
     Total non-performing loans                               4,138                4,697

Real estate owned:
     One- to four-family residential                            112                   --
                                                             ------               ------
     Total non-performing assets                             $4,250               $4,697
                                                             ======               ======

Ratios:
     Non-performing loans to total loans, net                  0.44%                0.66%
     Non-performing assets to total assets                     0.25%                0.40%
     Allowance for loan losses to total
       non-performing loans                                  413.07%              235.66%
     Allowance for loan losses to total loans                  1.78%                1.55%

7.    Securities

The following is a summary of securities available for sale ("AFS") at March 31, 2004 and September 30, 2003:

                                                                  Available for Sale Portfolio
                                                                           March 31, 2004
                                                                        Gross          Gross
                                                       Amortized      Unrealized     Unrealized        Fair
                                                          Cost          Gains          Losses          Value
                                                       =======================================================
Mortgage-backed ("MBS") and SBA Securities
         Mortgage-backed securities                    $ 285,050      $   4,491      $    (432)      $ 289,109
         Collateralized mortgage obligations              14,699             50            (27)         14,722
         SBAs and other                                      184              1             --             185
                                                       ---------      ---------      ---------       ---------
         Total mortgage-backed and SBA securities        299,933          4,541           (459)        304,016
                                                       ---------      ---------      ---------       ---------
Investment Securities
         U.S. Government and federal agency
           securities                                    195,277          3,245            (62)        198,460
         State and municipal securities                   20,552            166           (164)         20,554
         Equity securities                                 1,005            302           (164)          1,143
                                                       ---------      ---------      ---------       ---------
         Total investment securities                     216,834          3,713           (390)        220,157
                                                       ---------      ---------      ---------       ---------
         Total available for sale                      $ 516,767      $   8,254      $    (849)      $ 524,173
                                                       =========      =========      =========       =========

                                                                   Available for Sale Portfolio
                                                                        September 30, 2003
                                                                        Gross          Gross
                                                       Amortized      Unrealized     Unrealized        Fair
                                                          Cost          Gains          Losses          Value
                                                       =======================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                    $ 135,049      $   2,541      $    (648)      $ 136,942
         Collateralized mortgage obligations              19,733             --            (55)         19,678
         SBAs and other                                      206             --             --             206
                                                       ---------      ---------      ---------       ---------
         Total mortgage-backed and SBA securities        154,988          2,541           (703)        156,826
                                                       ---------      ---------      ---------       ---------
Investment Securities
         U.S. Government and federal agency
           securities                                    130,186          3,278            (60)        133,404
         State and municipal securities                    2,545             26            (35)          2,536
         Corporate debt securities                         6,030            593             --           6,623
         Equity securities                                 1,052            359            (85)          1,326
                                                       ---------      ---------      ---------       ---------
         Total investment securities                     139,813          4,256           (180)        143,889
                                                       ---------      ---------      ---------       ---------
         Total available for sale                      $ 294,801      $   6,797      $    (883)      $ 300,715
                                                       =========      =========      =========       =========

The following is a summary of securities held to maturity ("HTM") at March 31, 2004 and September 30, 2003:

                                                                Held to Maturity Portfolio
                                                                      March 31, 2004
                                                  -------------------------------------------------------
                                                                  Gross           Gross
                                                  Amortized     Unrealized     Unrealized         Fair
                                                     Cost         Gains           Losses          Value
                                                  =======================================================
Mortgage-backed Securities
         Mortgage-backed securities               $  42,363      $   1,148      $    (154)      $  43,357
         Collateralized mortgage obligations          3,537             51             --           3,588
                                                  ---------      ---------      ---------       ---------
         Total mortgage-backed securities            45,900          1,199           (154)         46,945
                                                  ---------      ---------      ---------       ---------
Investment Securities
         State and municipal securities              23,476          1,071           (271)         24,276
         Other investments                              359             --            (36)            323
                                                  ---------      ---------      ---------       ---------
         Total investment securities              $  23,835      $   1,071      $    (307)      $  24,599
                                                  ---------      ---------      ---------       ---------
         Total held to maturity                   $  69,735      $   2,270      $    (461)      $  71,544
                                                  =========      =========      =========       =========

                                                               Held to Maturity Portfolio
                                                                   September 30, 2003
                                                  -------------------------------------------------------
                                                                  Gross           Gross
                                                  Amortized     Unrealized     Unrealized         Fair
                                                     Cost         Gains           Losses          Value
                                                  =======================================================
Mortgage-backed Securities
         Mortgage-backed securities               $  50,863      $   1,271      $    (255)      $  51,879
         Collateralized mortgage obligations          4,297             66             --           4,363
                                                  ---------      ---------      ---------       ---------
         Total mortgage-backed securities            55,160          1,337           (255)         56,242
                                                  ---------      ---------      ---------       ---------

Investment Securities
         State and municipal securities              18,384          1,003             (1)         19,386
                                                  ---------      ---------      ---------       ---------
         Total held to maturity                   $  73,544      $   2,340      $    (256)      $  75,628
                                                  =========      =========      =========       =========

      At March 31, 2004 and September 30, 2003, the unrealized net gain on securities available for sale (net of tax of $3,024 and $2,432, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $4,382 and $3,482 respectively. Gross realized gains were $518 and $427 respectively, for the three months ended March 31, 2004 and 2003, and $1,448 and $1,084, respectively, for the six months ended March 31, 2004 and 2003.

      Securities with a carrying amount of $136,101 and $69,452 were pledged as collateral for municipal deposits, borrowings and other purposes at March 31, 2004 and September 30, 2003, respectively.

8.    Deposits

      Major classifications of deposits are summarized below:

                                       March 31, 2004      September 30, 2003
                                       --------------      ------------------

      Demand deposits:
          Retail                          $  123,009           $   90,471
          Commercial and municipal           136,586               72,538
      NOW                                     80,710               62,367
                                          ----------           ----------
          Total transaction accounts         340,305              225,376
      Money market                           156,617              128,222
      Savings                                356,894              279,717
      Time under $100,000                    253,742              187,623
      Time over $100,000                     100,816               48,615
                                          ----------           ----------
          Total                           $1,208,374           $  869,553
                                          ==========           ==========

9.    Earnings Per Common Share

      The number of shares used in the computation of both basic and diluted earnings per share includes all shares issued to Provident Bancorp, MHC for all periods through January 14, 2004, but excludes unallocated ESOP shares that have not been released or committed to be released to participants. Unvested RRP shares are excluded from basic earnings per share calculations only.

      The common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

      Prior period share information has been adjusted to reflect the 4.4323 exchange ratio in connection with the Company's stock offering completed January 14, 2004.

      Basic earnings per common share is computed as follows (dollars in thousands, except share data):

                                                          For the Three Months             For the Six Months
                                                             Ended March 31,                 Ended March 31,
                                                          2004            2003              2004             2003
                                                          ----            ----              ----             ----
      Weighted average common shares
           outstanding (basic)                         37,269,062       34,207,019       35,777,054       34,186,015
                                                      -----------      -----------      -----------      -----------

      Net income                                      $        72      $     2,520      $     3,117      $     5,561

      Basic earnings per common share                 $      0.00      $      0.07      $      0.09      $      0.16

      Diluted earnings per common share is computed as follows (dollars in thousands, except share data):

                                                         For the Three Months                For the Six Months
                                                             Ended March 31,                  Ended March 31,
                                                             ---------------                  ---------------
                                                          2004             2003             2004              2003
                                                          ----             ----             ----              ----
      Weighted average common shares
           outstanding                                 37,269,062       34,207,019       35,777,054       34,186,015
      Effect of common stock equivalents                  643,498          521,966          614,003          510,920
                                                      -----------      -----------      -----------      -----------
      Total diluted shares                             37,912,560       34,728,985       36,391,057       34,696,935

      Net income                                      $        72      $     2,520      $     3,117      $     5,561
      Diluted earnings per common share               $      0.00      $      0.07      $      0.09      $      0.16

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

      As of March 31, 2004, the Company had $12.0 million in outstanding letters of credit, of which $5.5 million were secured by cash collateral.

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

      The Company's significant accounting policies are summarized in Note 3 to the consolidated financial statements included in its September 30, 2003 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

      As discussed in Note 3 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of NBF in April 2002. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to NBF have been included in the Company's consolidated financial statements from the date of acquisition.

      In April 2002, the Company announced the formation of PMB, a commercial bank subsidiary of the Bank, to serve the banking needs of municipalities throughout our service area, primarily Rockland and Orange Counties. The Bank is a federally chartered savings association and municipalities in New York State may only deposit funds in commercial banks. The formation of PMB provides a vehicle for the deposit of funds that may not be deposited with the Bank.

      As of January 14, 2004, the Company completed its stock offering and acquisition of ENB in connection with Provident Bancorp, MHC's mutual-to-stock conversion. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to ENB have been included in the Company's consolidated financial statements from the date of acquisition. See Note 2 to the accompanying consolidated financial statements included in Item 1 of this quarterly report.

      Comparison of Financial Condition at March 31, 2004 and September 30, 2003

      Total assets as of March 31, 2004 were $1.7 billion, an increase of $540 million, or 46.0% over assets of $1.2 billion at September 30, 2003, and an increase of $623 million, or $57.1%, over assets of $1.1 billion at March 31, 2003. The increases were due primarily to the January 2004 acquisition of ENB, whose assets totaled $349.7 million on the merger date, and proceeds from the offering in the second-step conversion of $192.4 million, net of related costs.

      Net loans as of March 31, 2004 were $944.6 million, an increase of $241.4 million, or 34.3%, over net loan balances of $703.2 million at September 30, 2003, and an increase of $265.1 million, or 39.0%, over balances at March 31, 2003. Loans acquired from ENB totaled $219.2 million, while the allowance for loan losses acquired in connection with ENB was $5.7 million, or 2.6% of outstanding loan balances, net. Post-acquisition, residential loans increased by $8.4 million, or 2.2% over balances at September 30, 2003. Commercial loans increased by $201.1 million, or 79.5%, during the six month period, while consumer loans increased by $38.0 million, or 47.1%, both primarily attributable to the ENB acquisition. Asset quality continues to be strong. At March 31, 2004, non-performing assets were $4.3 million, or 0.25% of total assets, compared to $4.7 million at September 30, 2003 and $5.8 million at March 31, 2003.

      Total securities increased by $219.6 million, or 58.7%, to $593.9 million at March 31, 2004 as the Company invested the majority of the stock subscription funds received in securities. Investments were made primarily in mortgage-backed securities, which increased by $152.2 million, or 111.1%, and in U.S. Government and Federal Agency Securities, which increased by $65.1 million, or 48.8%.

      Total deposits as of March 31, 2004 were $1.2 billion, up $338.8 million, or 39.0%, from September 30, 2003, and $367.8 million, or 43.8%, from March 31, 2003. Deposits acquired from ENB totaled $326.8 million. The remaining increase from September 30, 2003 to March 31, 2004 was $12.0 million, after ENB deposits acquired. However, charges to deposit accounts for the purchase of shares of common stock in the second step offering totaled $21.1 million, thereby resulting in a true increase in deposits of $33.1 million, or 3.8%. As of March 31, 2004 retail and commercial transaction accounts were 28.2% of deposits compared to 25.9% at September 30, 2003 and 24.7% at March 31, 2003.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") decreased by $30.1 million during the six-month period to $134.7 million at March 31, 2004 from $164.8 million at September 30, 2003, as the Company used uninvested stock subscription funds to pay down overnight borrowings.

      Stockholders' equity increased by $230.2 million to $348.1 million at March 31, 2004 compared to $117.9 million at September 30, 2003. The Company completed its second-step stock conversion in January 2004, raising $192.4 million in new capital, net of related costs. In addition, $39.7 million and $4.0 million, respectively, in new shares of common stock was issued for the purchase of ENB and for the formation of the charitable foundation. Net income of $3.1 million for the six-month period also increased capital. Partially offsetting the increases were the payments of cash dividends totaling $1.8 million and the establishment of a new ESOP plan for $10.0 million.

      During the first six months of fiscal 2004, the Company did not repurchase shares of its common stock. The total shares repurchased under its previously announced repurchase programs, which authorized the repurchase of up to 553,990 shares, including the March 2003 authorization of 177,250 shares, was 399,555 shares through March 31, 2004. At March 31, 2004, there were no shares of common stock held by the Company in treasury. The authorization to repurchase shares of the Company's common stock expired in connection with its second-step conversion on January 14, 2004, pursuant to applicable Office of Thrift Supervision regulations that restrict stock repurchases for one year following the completion of a mutual stock conversion.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating cash" or "tangible" basis, from which the Company excludes the after tax charge for establishing the charitable foundation, the after-tax effect of amortization of core deposit intangible assets and expenses associated with merging acquired operations into the Company. Although "net operating cash income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity and the establishment of the charitable foundation in reported results. The after-tax effect of the establishment of the charitable foundation was $3,000 ($0.08 per share). Merger integration expenses were $430,000 after tax for both the three and six months ended March 31, 2004. The after-tax effect of the amortization of core deposit intangible assets was $422,000 ($0.01 per diluted share) in the recent quarter, compared with $69,000 (less than $0.01 per diluted share) in the year-earlier quarter. Similar amortization charges for the six months ended March 31, 2004 and 2003 were $472,000, after tax ($0.01 per diluted share) and $145,000 after tax (less than $0.01 per diluted share), respectively.

      Diluted net operating cash earnings per share, which exclude the impact of the establishment of the charitable foundation, amortization of core deposit intangible assets and merger-related expenses, were $0.10 for the quarter ended March 31, 2004, compared with $0.07 in the second quarter of 2003. Net operating income for the recent quarter was $3.9 million, an increase of 51.6% from $2.6 million in the year-earlier quarter. Expressed as an annualized rate of return on average assets and average stockholders' equity, net operating income was 1.04% and 5.1% respectively, in the quarter ended March 31, 2004, compared with 0.98% and 9.09% in the quarter ended March 31, 2003.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating cash earnings per share and net operating income follows (in thousands, except per share amounts):

                                                Three months ended March 31,      Six months ended March 31,
                                                ----------------------------      --------------------------
                                                   2004           2003                 2004        2003
                                                   ----           ----                 ----        ----
      Diluted cash earnings per share             $ 0.00         $ 0.07               $ 0.09      $ 0.16
      Charge for establishment of
          charitable foundation (1)                 0.08                                0.08
      Merger integration expenses (1)               0.01                                0.01
      Amortization of core deposit
          intangibles (1)                           0.01                                0.01
                                                  ------                              ------

      Diluted net cash operating earnings         $ 0.10         $ 0.07               $ 0.19      $ 0.16
                                                  ======         ======               ======      ======

      Net Income                                  $   72         $2,520               $3,117      $5,561
      Charge for establishment of
         charitable foundation (1)                 3,000                               3,000
      Merger integration expenses (1)                430                                 430
      Amortization of core deposit
          intangibles (1)                            422             69                  472         145
                                                  ------         ------               ------      ------

      Net operating cash income                   $3,924         $2,589               $7,019      $5,706
                                                  ======         ======               ======      ======

      (1)   After related tax effect at 40% marginal rate

           Comparison of Operating Results for the Three Months Ended
                        March 31, 2004 and March 31, 2003

      Net Income. For the three months ended March 31, 2004 net interest income after provision for loan losses was $15.7 million, an increase of $4.5 million, or 40.6%, compared to $11.2 million for the same period in fiscal 2003. Non-interest income was $2.8 million for the three months ended March 31, 2004 compared to $2.4 million for the same period last year, an increase of $417,000, or 17.6%, including an increase in gains on sale of securities of $91,000. Non-interest expenses increased $9.1 million (including $5.0 million for the establishment of the charitable foundation), or 95.1%, to $18.7 million for the three months ended March 31, 2004 compared to $9.6 million for the same prior-year period. Net income after taxes was $72,000 for the three months ended March 31, 2004 and $2.4 million for the same period of 2003.

      The relevant performance measures follow:

                                                  Three  Months Ended
                                                       March 31,
                                                   2004        2003
                                                   ----        ----
            Per common share:
               Basic earnings                      $0.00       $0.07
               Diluted earnings                     0.00        0.07
               Dividends declared                   0.04        0.03

            Return on average (annualized):
               Assets                               0.02%       0.97%
               Equity                               0.10%       9.09%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                   2004                                     2003
                                                                   ----                                     ----
                                                  Average                                    Average
                                                Outstanding                     Average    Outstanding                  Average
                                                  Balance        Interest     Yield/Rate     Balance       Interest    Yield/Rate
                                                  -------        --------     ----------     -------       --------    ----------
Interest earning assets:
   Commercial and commercial mortgage
     loans (1)                                   $  355,297      $ 6,000         6.79%      $  216,172      $ 3,788        7.11%
   Consumer loans (1)                               116,433        1,457         5.03           80,896        1,038        5.20
   Residential mortgage loans (1)                   421,165        6,364         6.08          386,727        6,303        6.61
                                                 ----------      -------                    ----------      -------
           Total loans                              892,895       13,821         6.23          683,795       11,129        6.60
                                                 ----------      -------                    ----------      -------

   AFS investments and MBS                          493,113        4,337         3.54          208,780        2,127        4.13
   HTM investments and MBS                           72,619          885         4.90           77,094        1,169        6.15
   Other earning assets                              10,949           42         1.57            3,932           14        1.44
                                                 ----------      -------                    ----------      -------
  Total securities and other earning assets         576,681        5,264         3.67          289,806        3,310        4.63
                                                 ----------      -------                    ----------      -------
    Total interest-earning assets                 1,469,576       19,085         5.22          973,601       14,439        6.01
  Non-interest-earning assets:                      178,462                                     82,153
                                                 ----------                                 ----------
  Total assets                                   $1,648,038                                 $1,055,754
                                                 ==========                                 ==========
Interest bearing liabilities:
   Savings, clubs and escrow                     $  384,097      $   425         0.45%      $  266,936      $   369        0.56%
   Money market accounts                            143,320          200         0.56          116,217          243        0.85
   NOW checking                                      76,496           50         0.26           86,381           55        0.26
   Certificate accounts                             321,675        1,322         1.65          242,324        1,298        2.17
                                                 ----------      -------                    ----------      -------
   Total interest-bearing deposits                  925,588        1,997         0.87          711,858        1,965        1.12
   Borrowings                                       159,020        1,150         2.91          105,039          982        3.79
                                                 ----------      -------                    ----------      -------
    Total interest-bearing liabilities            1,084,608        3,147         1.17          816,897        2,947        1.46
                                                                 -------                       -------      -------        ----
Non-interest-bearing liabilities:                   252,572                                    126,451
                                                 ----------                                 ----------
   Total liabilities                              1,337,180                                    943,348
Equity                                              310,858                                    112,406
                                                 ----------                                 ----------
   Total liabilities and equity                  $1,648,038                                 $1,055,754
                                                 ==========                                 ==========
Net interest income                                              $15,938                                    $11,492
                                                                 =======                                    =======
Net interest rate spread                                                         4.06%                                     4.55%
                                                                                 ====                                      ====
Net earning assets                               $  384,968                                 $  156,704
                                                 ==========                                 ==========
Net interest margin                                                              4.36%                                     4.79%
                                                                                 ====                                      ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities                       135.49%                                    119.18%
                                                                 =======                                    =======

(1)   Includes non-accrual loans.

      The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                 Three Months Ended March 31,
                                                       2004 vs. 2003
                                                 Increase/(Decrease) Due to
                                                 --------------------------

                                           Volume (1)     Rate (1)       Total
                                           ----------     --------       -----
Interest-earning assets
           Consumer loans                   $ 2,391       $  (179)      $ 2,212
           Commercial and commercial
               mortgage loans                   454           (35)          419
           Residential mortgage loans           571          (510)           61
           Available for sale securities      2,557          (347)        2,210
           Held to maturity securities          (63)         (221)         (284)
           Other earning assets                  27             1            28
                                            -------       -------       -------
           Total interest income              5,937        (1,291)        4,646
                                            -------       -------       -------
Interest-bearing liabilities
           Savings                              140           (84)           56
           Money market                          51           (94)          (43)
           NOW checking                          (5)            0            (5)
           Certificates of deposit              377          (353)           24
           Borrowings                           434          (266)          168
                                            -------       -------       -------

           Total interest expense               997          (797)          200
                                            -------       -------       -------

Net interest income                         $ 4,940       $  (494)      $ 4,446
                                            =======       =======       =======

--------------------------------------------------------------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

      Net Interest Income. Net interest income after provision for loan losses for the three months ended March 31, 2004 was $15.7 million, compared to $11.2 million for the three months ended March 31, 2003, an increase of $4.5 million, or 41%. The increase in net interest income was largely due to a $496.0 million increase in average earning assets to $1.5 billion during the quarter ended March 31, 2004, as compared to $973.6 million for the same quarter in the prior year, due primarily to the ENB acquisition and net proceeds from the second-step offering. The increase in average earning assets was partially offset by a decline in average yield of 79 basis points from 6.01% to 5.22%. A decrease in the average cost of interest bearing liabilities of 29 basis points still resulted in a $201,000 increase in interest expense for the quarter compared to the same quarter in 2003, as average interest-bearing liabilities increased by $268 million. Net interest margin declined by 43 basis points to 4.36%, while net interest spread declined by 49 basis points to 4.06%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $200,000 and $300,000 in loan loss provisions during the three months ended March 31, 2004 and 2003, respectively. The decrease in the provision reflects the strong coverage ratios provided by the allowance, as well as the Company's historical charge-off ratios.

      Non-Interest Income. Non-interest income for the three months ended March 31, 2004 was $2.8 million compared to $2.4 million for the three months ended March 31, 2003, an increase of $417,000 or 17.6%. Realized gains on securities available for sale were $518,000 for the current three-month period, compared to $427,000 for the same period last year. During the three-month period ending March 31, 2004, the Company also recorded gains on sales of loans totaling $84,000, compared to $403,000 for the same period last year. Excluding the effects of gains on sales of securities and loans, the increase was $645,000 or 42.0%. Banking fees and service charges increased by $692,000 or 62.1%, of which $403,000 was generated from the acquired ENB branches. The remaining increase of $289,000 was due primarily to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Other non-interest income decreased by $47,000, or 11.1%, due primarily to lower rates on the Company's bank owned life insurance investments.

      Non-Interest Expense. Excluding the charitable foundation contribution of $5 million, pre-tax, non-interest expense for the three months ended March 31, 2004 increased by $4.1 million, or 42.8%, to $13.7 million, compared to $9.6 million for the three months ended March 31, 2003. The acquisition of ENB in January 2004, played a major role in the increases in most categories, contributing to increases in compensation and employee benefits of $937,000. Excluding the acquisition-related salaries and benefits, the increase in compensation and benefits was $746,000, or 14.9%. The increase is primarily due to $193,000, or 5.5%, in annual salary increases and staff additions and a $273,000 increase in stock-based compensation plans, as the Company's stockholders realized an increase in the price of shares of the Company's common stock during the current period. Occupancy and office operations increased by $305,000, or 22.5%, for the three months ended March 31, 2004, almost all of which was attributable to the acquired Ellenville properties. Amortization of core deposit intangible increased by $588,000 as a result of the ENB deposits acquired. Other expenses increased by $617,000 or 40.8% due primarily to increases of $126,000, $134,000, $107,000 and $67,000, all respectively in director's stock-based compensation plans, office supplies, correspondent bank expense and postage. Further, merger integration expenses were $717,000.

      Income Taxes. Income tax benefit was $ 200,000 for the three months ended March 31, 2004, compared to $1.5 million expense for the same period in 2003. The effective tax rates exclusive of the Charitable Foundation contribution were 36.9% and 37.0%, respectively.

            Comparison of Operating Results for the Six Months Ended
                        March 31, 2004 and March 31, 2003

      Net Income. For the six months ended March 31, 2004 net interest income after provision for loan losses was $27.1 million, up $4.6 million, or 20.5%, compared to $22.5 million for the same period of 2003. Non-interest income was $5.6 million for the six months ended March 31, 2004 compared to $4.4 million for the same period last year, an increase of $1.2 million, or 27.8%. Non-interest expenses increased $10.2 million, or 56.5% (including the $5 million contribution to the Charitable Foundation), to $28.2 million for the six months ended March 31, 2004 compared to $18 million for the same prior-year period. Net income was $3.1 million for the six months ended March 31, 2004 compared to $5.6 million for the same period last year.

      The relevant performance measures follow:

                                                     Six Months Ended
                                                        March 31,
                                                     2004       2003
                                                     ----       ----
            Per common share:
               Basic earnings                       $0.09       $0.16
               Diluted earnings                      0.09        0.16
               Dividends declared                    0.07        0.06

            Return on average (annualized):
               Assets                                0.44%       1.06%
               Equity                                2.92%       9.96%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                            Six Months Ended March 31,
                                                                            --------------------------
                                                                   2004                                     2003
                                                                   ----                                     ----
                                                   Average                                    Average
                                                 Outstanding                     Average    Outstanding                Average
                                                   Balance       Interest      Yield/Rate     Balance      Interest   Yield/Rate
                                                   -------       --------      ----------     -------      --------   ----------
Interest earning assets:
   Commercial and commercial  mortgage
         loans (1)                               $  310,471      $ 10,103         6.51%     $  214,590     $  7,627       7.13%
   Consumer loans (1)                                98,265         2,335         4.75          82,424        2,168       5.28
   Residential mortgage loans (1)                   397,523        11,913         5.99         380,507       12,680       6.68
                                                 ----------      --------                   ----------     --------
           Total loans                              806,259        24,351         6.04         677,521       22,475       6.65
                                                 ----------      --------                   ----------     --------

   AFS investments and MBS                          403,387         7,481         3.71         210,310        4,651       4.44
   HTM investments and MBS                           71,257         1,506         4.23          86,039        2,317       5.40
   Other earning assets                              11,615            65         1.12           2,356           20       1.70
                                                 ----------      --------                   ----------     --------
  Total securities and other earning assets         486,259         9,052         3.72         298,705        6,988       4.69
                                                 ----------      --------                   ----------     --------
     Total interest-earning assets                1,292,518        33,403         5.17         976,226       29,463       6.05
  Non-interest-earning assets:                      121,159                                     71,469
                                                 ----------                                 ----------
  Total assets                                   $1,413,677                                 $1,047,695
                                                 ==========                                 ==========
Interest bearing liabilities:
   Savings, clubs and escrow                     $  318,634           739         0.46%     $  262,612          878       0.67%
   Money market accounts                            139,112           377         0.54         116,627          541       0.93
   NOW checking                                      68,852            81         0.24          83,250          117       0.28
   Certificate accounts                             274,764         2,356         1.71         244,343        2,774       2.28
                                                 ----------      --------                   ----------     --------
   Total interest-bearing deposits                  801,362         3,553         0.89         706,832        4,310       1.22
   Borrowings                                       149,826         2,361         3.15         104,055        2,026       3.90
                                                 ----------      --------                   ----------     --------
    Total interest-bearing liabilities              951,188         5,914         1.24         810,887        6,336       1.57
Non-interest-bearing liabilities:                   248,772                                    124,819
                                                 ----------                                 ----------
   Total liabilities                              1,199,960                                    935,706
Equity                                              213,717                                    111,989
                                                                                            ----------
   Total liabilities and equity                  $1,413,677                                 $1,047,695
                                                 ==========                                 ==========
Net interest income                                              $ 27,489                                  $ 23,127
                                                                 ========                                  ========
Net interest rate spread                                                          3.93%                                   4.48%
                                                                                  ====                                    ====
Net earning assets                               $  341,330                                 $  165,339
                                                 ==========                                 ==========
Net interest margin                                                               4.25%                                   4.75%
                                                                                  ====                                    ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        135.88%                                   120.39%
                                                                 ========                                  ========

--------------------------------------------------------------------------------

(1)   Includes non-accrual loans.

      The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                  Six Months Ended March 31,
                                                         2004 vs. 2003
                                                  Increase/(Decrease) Due to
                                                  --------------------------

                                           Volume (1)     Rate (1)       Total
                                           ----------     --------       -----
Interest-earning assets

           Consumer loans                   $ 2,630       $  (154)      $ 2,476
           Commercial and commercial
               mortgage loans                   253           (86)          167
           Residential mortgage loans           165          (932)         (767)
           Available for sale securities      3,051          (221)        2,830
           Held to maturity securities         (359)         (452)         (811)
           Other earning assets                  47            (2)           45
                                            -------       -------       -------

           Total interest income              5,787        (1,847)        3,940
                                            -------       -------       -------
Interest-bearing liabilities
           Savings                               56          (195)         (139)
           Money market                          20          (184)         (164)
           NOW checking                         (20)          (16)          (36)
           Certificates of deposit               92          (510)         (418)
           Borrowings                           504          (169)          335
                                            -------       -------       -------
           Total interest expense               652        (1,074)         (422)
                                            -------       -------       -------

Net interest income                         $ 5,135       $  (773)      $ 4,362
                                            =======       =======       =======

--------------------------------------------------------------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

      Net Interest Income. Net interest income after provision for loan losses increased by $4.6 million, or 20.5%, to $27.1 million for the six months ended March 31, 2004 from $22.5 million for the same period in 2003. The increase in interest income reflects an increase in average earning assets of $316.3 million to $1.3 billion, offset by a decline in yield of 88 basis points to 5.17%. The cost of interest bearing liabilities declined by $422,000 as the average rate paid on average interest bearing funds decreased 33 basis points to 1.24%, even though average balances increased by $140.3 million to $951.2 million. Net interest margin decreased from 4.75% to 4.25% and net interest spread declined from 4.48% to 3.93%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $350,000 and $600,000 in loan loss provisions during the six months ended March 31, 2004 and 2003, respectively. The decrease in the provision reflects the strong coverage ratios provided by the allowance, as well as the Company's historical charge-off ratios.

      Non-Interest Income. Non-interest income for the six-month period ended March 31, 2004 was $5.6 million, an increase of $1.2 million, or 28%, compared to $4.4 million for the same six-month period last year. Realized gains on securities available for sale and gains on sales of loans were $1.4 million and $170,000, respectively, for the current period, generating a combined increase of $92,000 over the securities and loan sales gains of $1.5 million for the same period last year. Banking fees and service charges increased to $3.2 million for the current six-month period, an increase of $987,000, or 44.8%, over the same period last year. The increase is primarily attributable to an increase in service fees of $403,000 resulting from the acquired branches, coupled with volume-related increases in service fees on new and existing accounts at the Company's existing branches. Other non-interest income increased by $138,000, or 21.5%, to $779,000 for the six-month period ended March 31, 2004, from $641,000 for the same period last year. The increase is primarily due to $292,000 in income from the bank owned life insurance ("BOLI") for the current six-month period compared to $161,000 for the same period last year, as the BOLI program was established in December 2002.

      Non-Interest Expense. Excluding the charitable foundation contribution of $5 million, non-interest expense increased to $23.2 million for the six-month period ended March 31, 2004, an increase of $5.2 million, or 28.9%, compared to $18.0 million for the same six-month period last year. Increases in compensation and benefits directly attributable to the acquisition of ENB were $937,000 and in occupancy and office operations were $299,000. Compensation and benefits not related to the acquisition increased by $1.5 million, of which $393,000 was attributable to the increased cost of stock-based compensation plans. Additional increases in non-interest expense categories for the current year to date period are increased advertising costs of $124,000, or 13.6%, and a volume-related increase of $131,000, or 9.5%, in data and check processing costs. Amortization of intangible assets increased by $545,000 due to the addition of the ENB core deposit intangible. Other non-interest expenses increased by $688,000, or 22.5% primarily due to increases in office supplies ($196,000), directors' stock-based compensation plans ($147,000), postage ($82,000) and correspondent bank expense ($81,000). Merger integration costs were $717,000.

      Income Taxes. Income tax expense was $1.4 million for the six months ended March 31, 2004 compared to $3.3 million for the same period in 2003. Excluding the impact of the charitable foundation contribution, the effective tax rates were 35.7% and 37.3%, respectively.

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six-months ended March 31, 2004 and March 31, 2003, loan originations, excluding loans originated for sale, totaled $151.3 million and $188.9 million, respectively, and purchases of securities totaled $335.7 million and $106.2 million, respectively. For the six-month periods ended March 31, 2004 and 2003, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by deposit growth and stock subscriptions received in the Company's stock offering completed in January 2004. Loan origination commitments totaled $82.2 million at March 31, 2004. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2002 the Company invested $12 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. As the Company's quarterly earnings, excluding the charitable foundation contribution, exceeded $3.0 million, it is expected that the funds will be replaced by retained earnings in approximately 1.25 years, thereby not having a significant impact on capital and liquidity. Earnings from BOLI are derived from the net increase in cash surrender value.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. Excluding the acquisition of ENB, the net increase in total deposits for the six months ended March 31, 2004 was $12.0 million, compared to $41.0 million for the six months ended March 31, 2003.

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Federal were sold to investors. In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., located in Ellenville, New York.

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

      The Company monitors its liquidity position on a daily basis. Although the Company sold $15.0 million in federal funds at period end, it generally remains fully invested and utilizes additional sources of funds through FHLB overnight advances, of which none were outstanding at March 31, 2004. The Company has the ability to borrow an additional $300.6 million under its credit facilities with the Federal Home Loan Bank of New York.

      At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $194.4 million, or 11.9% of adjusted assets (which is above the required level of $65.3 million, or 4.0%) and a total risk-based capital level of $207.3 million, or 20.2% of risk-weighted assets (which is above the required level of $82.0 million, or 8.0%). In order to be classified as well-capitalized, the regulatory requirements call for leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively. In performing this calculation, the intangible assets recorded in the April 2002 NBF acquisition and the January 2004 ENB acquisition are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2004, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

      The following table sets forth the Bank's regulatory capital position at March 31, 2004 and September 30, 2003, compared to OTS requirements.

                                                                  OTS Requirements
                                                    --------------------------------------------
                                                       Minimum Capital      For Classification
                               Bank Actual                Adequacy          as Well Capitalized
                           ------------------       -------------------     -------------------

                            Amount      Ratio        Amount       Ratio       Amount      Ratio
                            ------      -----        ------       -----       ------      -----
                                                  (Dollars in thousands)
March 31, 2004
Tangible capital           $194,419      11.9%      $ 24,486       1.5%      $     --       --%
Tier 1 (core) capital       194,419      11.9         65,297       4.0         81,621       5.0
Risk-based capital:
     Tier 1                 194,419      19.0         61,530       6.0
     Total                  207,290      20.2         82,040       8.0        102,549      10.0

September 30, 2003
Tangible capital           $ 93,497       8.1%      $ 17,231       1.5%      $     --       --%
Tier 1 (core) capital        93,497       8.1         45,950       4.0         57,437       5.0
Risk-based capital:
     Tier 1                  93,497      13.7             --        --         40,835       6.0
     Total                  102,041      15.0         54,447       8.0         68,058      10.0

Asset/Liability Management

      The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities and capital resources. The Company's ALCO Committee of the Board monitors, and the Bank, through its Management ALCO Committee, controls the rate sensitivity of the balance sheet while seeking to maintain an appropriate level of net interest income contribution to the operations of the Company.

      The Company's net interest income is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that it considers consistent with its mix of business and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and seeking to provide appropriate liquidity. Further, the historical level of transaction accounts (greater than 15% of total assets) serves to mitigate the effects of increases in interest rates and reduce the average cost of total liabilities.

      The following chart (dollars in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 2004, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the following chart, at March 31, 2004, assuming no management action, the Company's principal interest rate risk is to a falling rate environment, and particularly within a one-year time frame. That is, net interest revenue would be expected to be adversely affected by a decrease in interest rates below the rates embedded in the current yield curve, principally due to the higher level of assets ($719.0 million) that would reprice relative to similarly categorized liabilities ($643.2 million) in that time frame.

                                           3 months    4 months to   Total within      One to       Over Five
Maturity Repricing Date (1)                or less       One Year      One Year      Five Years        Years        TOTAL
                                          ----------   -----------   ------------    ----------     ----------    ----------
Securities                                $   39,925    $   87,685    $  127,610     $  293,310     $  172,988    $  593,908
Fixed Rate Loans (3)                         118,684       200,276       318,960        216,219         71,847       607,026
Variable Rate Loans (2), (3)                 206,275        66,181       272,456         46,271         19,817       338,544
                                          ----------    ----------    ----------     ----------     ----------    ----------
Total Interest Earnings Assets (1)        $  364,884    $  354,142    $  719,026     $  555,800     $  264,652    $1,539,478
                                          ==========    ==========    ==========     ==========     ==========    ==========

Total Deposits (4),(5)                    $  208,625    $  372,514    $  581,139     $  372,904     $  254,331    $1,208,374
Borrowing (6)                                 53,181         1,937        55,118         38,383         41,225       134,726
Other                                            918         6,075         6,993             --             --         6,993
                                          ----------    ----------    ----------     ----------     ----------    ----------
Total Repricable Liabilities              $  262,725    $  380,526    $  643,250     $  411,287     $  295,556    $1,350,093
                                          ==========    ==========    ==========     ==========     ==========    ==========

Period Gap                                   102,159       (26,384)       75,776        144,513        (30,904)      189,385
Percent of Total Assets                         5.96%        -1.54%         4.42%          8.43%         -1.80%        11.05%

Cumulative Gap                               102,159        75,775        75,776        220,289        189,385       189,385
Percent of Total Assets (cumulative)            5.96%         4.42%         4.42%         12.85%        11.05%

----------
(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status as of March 31, 2004.

(2)   Prime-priced loans are considered as 1 to 3 month assets.

(3) Variable rate balances are reported on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flow.

(4) Noninterest bearing deposit liabilities were approximately $246 million at March 31, 2004.

(5) Time Deposits totaling $350.0 million are classified by contractual maturity or repricing frequency as of March 31, 2004.

(6) Borrowings of $134.7 million as of March 31, 2004 are classified by contractual maturity or repricing frequency.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify financial instruments that are considered a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer.

      SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 had no impact on the Company's consolidated statement of financial condition or results of operations upon implementation during the third quarter of 2003. In November 2003, the FASB also issued a staff position that indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company currently believes that the deferral of the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests will not have any impact on its consolidated statement of financial condition or results of operations when implemented.

      The issuance of SFAS No. 150 and FIN 46 has also resulted in the Federal Reserve Board announcing potential future reconsideration of trust preferred securities as elements of regulatory capital. The Company currently has no issuances of trust preferred securities.

      In March 2004, the FASB published an Exposure Draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." The Exposure Draft proposes changes in accounting that would replace existing requirements under SFAS 123 and APB Opinion NO 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank's interest rate profile has changed since September 30, 2003 as a result of the $192.4 million in new capital and the acquisition of ENB. As a result of these events, the Bank has become more asset sensitive, which indicates that more of the Bank's assets will now reprice quicker than its liabilities and that net interest income should increase if rates increase gradually. However, if rates increase rapidly as a result of an improving economy, the Bank may have to increase the rates paid on deposits and borrowed funds quicker than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below today's level the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from reducing rates much lower on its deposits and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      As discussed in Note 2, as of January 14, 2004, the Company completed its stock offering and acquisition of ENB. The Company received $192.4 million in new funds for stock subscriptions; pending utilization of funds for its general business needs, the proceeds were invested in securities (primarily mortgage backed securities), securities of US government sponsored agencies and US Treasuries with an average life of approximately three years.

      Quantitative and qualitative disclosure about market risk is presented at September 30, 2003 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2003. The following is an update of the discussion provided therein.

      General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2004, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

      GAP Analysis: The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed from (17%) and 10% at September 30, 2003, respectively, to 4% and 13% at March 31, 2004, respectively. Investments, loans and fixed rate time deposits utilized contractual repricing dates in this analysis. Non-maturity deposits (demand, money market and savings) have been decayed utilizing national norms.

      Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2003. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at March 31, 2004 compared to September 30, 2003, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number        Description
      --------------        -----------

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Company filed the following reports on Form 8-K during the three months ended March 31, 2004:

            1) On March 19, 2004, the Company filed a Form 8-K/A announcing that it completed its acquisition of ENB and submitting related proforma financial information.

            2) On March 16, 2004, the Company filed a Form 8-K announcing that it issued a press release announcing it has entered into a definitive merger agreement with Warwick Community Bancorp, Inc. ("WCBI") pursuant to which the Company will acquire WCBI and its banking subsidiaries. In addition the Company filed an investor presentation made in connection with acquisition.

            3) On March 18, 2004 the Company filed a report on Form 8-K filing a copy of the merger agreement dated March 15, 2004 between the Company and Warwick Community Bancorp, Inc.

            4) On January 26, 2004 the Company furnished a report on Form 8-K announcing that it issued a press release regarding its earnings for the fiscal quarter ending December 31, 2003.

            5) On January 22, 2004 the Company filed a report on form 8-K announcing the issuance of 19,573,000 shares in connection with its second-step conversion, 400,000 shares in connection with the formation of a charitable foundation, 3,969,676 shares in connection with the acquisition of ENB Holding Company, Inc. and exchanged common shares at an exchange ratio of 4.4323 shares for each existing share of Provident Bancorp, Inc., a federal corporation.

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

                                     Provident Bancorp, Inc.
                                     -----------------------
                                     (Registrant)


                               By:   \s\ George Strayton
                                      ------------------
                                     George Strayton
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

                               Date: May 13, 2004


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

                               Date:  May 13, 2004