Form 10-Q
period 2004-06-30
PROVIDENT BANCORP INC/NY/
filed 2004-08-12
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

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

      Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes of Common Stock                Shares Outstanding
             -----------------------                ------------------

                 $0.01 per share                        39,646,462
                                                   as of August 6, 2004

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         at June 30, 2004 and September 30, 2003                          3-4

         Consolidated Statements of Income for the Three Months and
         Nine Months Ended June 30, 2004 and 2003                         5

         Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months Ended June 30, 2004                          6

         Consolidated Statements of Cash Flows
         for the Nine Months Ended June 30, 2004 and 2003                 7-8

         Consolidated Statements of Comprehensive Income/Loss for the
         Three Months and Nine Months Ended June 30, 2004 and 2003        9

         Notes to Consolidated Financial Statements                       10-18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              19-36

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                36-37

Item 4.  Controls and Procedures                                          37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                38

Item 2.  Changes in Securities and Use of Proceeds                        38

Item 3.  Defaults upon Senior Securities                                  39

Item 4.  Submission of Matters to a Vote of Security Holders              39

Item 5.  Other Information                                                39

Item 6.  Exhibits and Reports on Form 8-K                                 40

         Signature                                                        41

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                                  June 30, 2004    September 30, 2003
                                                                        -------------    ------------------
Cash and due from banks                                                  $    33,686          $    33,500
Securities (Note 7):
     Available for sale, at fair value (amortized cost of
      $578,034 at June 30, 2004 and $294,801 at
      September 30, 2003)                                                    571,962              300,715
     Held to maturity, at amortized cost (fair value of $ 70,939
      at June 30, 2004 and $75,628 at September 30, 2003)                     70,066               73,544
                                                                         -----------          -----------
         Total securities                                                    642,028              374,259
                                                                         -----------          -----------

Loans held for sale                                                            1,385                2,364

Gross loans (Note 5)                                                         987,881              714,253
     Allowance for loan losses (Note 6)                                      (17,331)             (11,069)
                                                                         -----------          -----------
         Total loans, net                                                    970,550              703,184
                                                                         -----------          -----------
FHLB stock, at cost                                                            9,755                8,220
Accrued interest receivable, net                                               6,666                4,851
Premises and equipment, net                                                   16,259               11,647
Goodwill (Notes 2 and 3)                                                      65,823               13,540
Core deposit intangible                                                        6,219                1,063
Bank owned life insurance                                                     13,116               12,483
Other assets                                                                  17,183                9,194
                                                                         -----------          -----------
         Total assets                                                    $ 1,782,670          $ 1,174,305
                                                                         ===========          ===========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                               June 30, 2004     September 30, 2003
                                                                                   -------------     ------------------
Liabilities:
     Deposits (Note 8):
         Non-interest bearing                                                        $   276,864         $   163,009
         Interest bearing                                                                963,963             706,544
                                                                                     -----------         -----------
         Total deposits                                                                1,240,827             869,553
     Borrowings                                                                          169,552             164,757
     Mortgage escrow funds                                                                12,365               3,949
     Other                                                                                17,282              18,189
                                                                                     -----------         -----------
         Total liabilities                                                             1,440,026           1,056,448
                                                                                     -----------         -----------

Stockholders' equity:
Preferred stock (par value $0.01per share; 10,000,000 shares authorized; none issued or outstanding at June 30, 2004 and
   par value $0.10 per share; 10,000,000 shares authorized; none
   issued or outstanding at September 30, 2003)                                               --                  --
Common stock (par value $0.01 per share; 75,000,000 shares
  authorized; 39,638,415 shares issued and outstanding at June 30, 2004; par value $0.10 per share; 20,000,000 shares authorized; 8,280,000 shares issued;
  7,946,521 shares outstanding
  at September 30, 2003)                                                                     396                 828
Additional paid-in capital                                                               268,438              38,032
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (1,456,416  shares at June 30, 2004
  and 273,789 shares at September 30, 2003)                                              (11,073)             (1,597)
Common stock awards under recognition and retention plan ("RRP")                            (127)               (506)
Treasury stock, at cost ( 0 shares at June 30, 2004 and
  333,479 shares at September 30, 2003)                                                       --              (7,780)
Retained earnings                                                                         88,713              85,398
Accumulated other comprehensive income                                                    (3,703)              3,482
                                                                                     -----------         -----------
         Total stockholders' equity                                                      342,644             117,857
                                                                                     -----------         -----------

         Total liabilities and stockholders' equity                                  $ 1,782,670         $ 1,174,305
                                                                                     ===========         ===========

         Book value at period end                                                    $      8.64         $      3.28

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

                                                            For the Three Months              For the Nine Months
                                                               Ended June 30,                    Ended June 30,
                                                               --------------                    --------------
                                                             2004             2003             2004            2003
                                                             ----             ----             ----            ----
Interest and dividend income:
     Loans                                               $    14,300      $    10,712      $    38,651      $    33,187
     Securities                                                5,646            3,425           14,633           10,236
     Other earning assets                                         38              115              103              292
                                                         -----------      -----------      -----------      -----------
Total interest and dividend income                            19,984           14,252           53,387           43,715
                                                         -----------      -----------      -----------      -----------
Interest expense:
     Deposits                                                  2,137            1,831            5,682            6,127
     Borrowings                                                1,350            1,144            3,719            3,184
                                                         -----------      -----------      -----------      -----------
Total interest expense                                         3,487            2,975            9,401            9,311
                                                         -----------      -----------      -----------      -----------
Net interest income                                           16,497           11,277           43,986           34,404
Provision for loan losses (Note 6)                               225              200              575              800
                                                         -----------      -----------      -----------      -----------
Net interest income after provision for loan losses           16,272           11,077           43,411           33,604
                                                         -----------      -----------      -----------      -----------
Non-interest income:
     Banking fees and service charges                          1,910            1,196            5,082            3,399
     Gain on sales of securities available for sale              446              811            1,894            1,895
     Gains on sales of loans                                      61              394              231              836
     Other                                                       458              487            1,255            1,128
                                                         -----------      -----------      -----------      -----------
Total non-interest income                                      2,875            2,888            8,462            7,258
                                                         -----------      -----------      -----------      -----------
Non-interest expense:
     Compensation and employee benefits                        6,070            4,424           16,523           12,976
     Stock-based compensation plans                              558              411            2,083            1,419
     Occupancy and office operations                           1,844            1,321            4,834            3,811
     Advertising and promotion                                   509              378            1,544            1,289
     Professional fees                                           656              426            1,660            1,214
     Data and check processing                                 1,076              783            2,585            2,161
     Stationery and office supplies                              346              149              785              392
     Merger integration costs                                     56               --              773               --
     Amortization of core deposit intangible                     681              103            1,468              345
     Establishment of charitable foundation                       --               --            5,000               --
     Other                                                     1,709            1,181            4,470            3,599
                                                         -----------      -----------      -----------      -----------
Total non-interest expense                                    13,505            9,176           41,725           27,206
                                                         -----------      -----------      -----------      -----------
Income before income tax expense                               5,642            4,789           10,148           13,656
Income tax expense                                             1,988            1,683            3,377            4,989
                                                         -----------      -----------      -----------      -----------
Net income                                               $     3,654      $     3,106      $     6,771      $     8,667
                                                         ===========      ===========      ===========      ===========
Weighted average common shares:(1)
     Basic                                                37,806,911       34,149,200       36,450,748       34,193,558
     Diluted                                              38,426,183       34,680,987       37,068,663       34,699,674
Per common share:  (Note 9)(1)
     Basic                                               $      0.10      $      0.09      $      0.19      $      0.25
     Diluted                                                    0.10             0.09             0.18             0.25
     Dividends declared                                         0.04             0.04             0.11             0.09

See accompanying notes to unaudited consolidated financial statements.

----------
(1)   Common share information has been adjusted to reflect the stock split of
      4.4323 in connection with the second step conversion in January 2004.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In thousands, except share and per share data)

                                                                                            Common
                                          Number of              Additional                  Stock
                                           Shares       Common     Paid-In    Unallocated    Awards
                                       Outstanding(1)    Stock     Capital    ESOP Shares  Under RRP
                                       --------------    -----     -------    -----------  ---------
Balance at September 30, 2003             7,946,521      $ 828    $  38,032     $ (1,597)    $(506)
Net Income
Other comprehensive income
  Total comprehensive income

Recapitalization (Note 2)                 7,700,331       (672)      (6,913)
Common stock offering                    19,573,000        196      192,167
Formation of charitable foundation          400,000          4        3,996
Purchase of ENB Holding Co., Inc.         3,969,676         40       39,657
Establishment of ESOP Plan
  (998,650 shares)                                                                (9,987)
Tax benefits:
  Contribution of 400,000 shares                                        115
  MHC contribution carryforward                                         512
Stock option transactions                    48,887                       9
ESOP shares allocated or committed to
  be released for allocation
  (125,639 shares)                                                      863          511
Vesting of RRP shares                                                                          379
Cash dividends paid ($0.11
  per common share)
                                         ----------      -----    ---------     --------     -----

Balance at June 30, 2004                 39,638,415      $ 396    $ 268,438     $(11,073)    $(127)
                                         ==========      =====    =========     ========     =====
                                                                    Accumulated
                                                                       Other          Total
                                          Treasury    Retained     Comprehensive   Stockholders'
                                            Stock     Earnings         Income         Equity
                                            -----     --------         ------         ------
Balance at September 30, 2003              $(7,780)    $ 85,398       $ 3,482        $ 117,857
Net Income                                                6,771                          6,771
                                                       --------
Other comprehensive income                                             (7,185)          (7,185)
                                                                      -------        ---------
  Total comprehensive income                                                              (414)

Recapitalization (Note 2)                    7,680                                          95
Common stock offering                                                                  192,363
Formation of charitable foundation                                                       4,000
Purchase of ENB Holding Co., Inc.                                                       39,697
Establishment of ESOP Plan
  (998,650 shares)                                                                      (9,987)
Tax benefits:
  Contribution of 400,000 shares                                                           115
  MHC contribution carryforward                                                            512
Stock option transactions                      100          (34)                            75
ESOP shares allocated or committed to
  be released for allocation
  (125,639 shares)                                                                       1,374
Vesting of RRP shares                                                                      379
Cash dividends paid ($0.11
  per common share)                                      (3,422)                        (3,422)
                                           -------     --------       -------        ---------

Balance at June 30, 2004                   $     0     $ 88,713       $(3,703)       $ 342,644
                                           =======     ========       =======        =========


----------
(1) Share information has been adjusted to reflect 4.4323 conversion ratio in connection with the Company's second step conversion in January 2004.

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   For the Nine Months
                                                                      Ended June 30,
(In thousands)                                                    2004               2003
                                                                  ----               ----
Cash flows from operating activities:
Net income                                                    $     6,771        $     8,667
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses                                    575                800
         Depreciation and amortization of premises
           and equipment                                            1,708              1,456
         Amortization of core deposit intangible                    1,468                345
         Gain on sales of securities available for sale            (1,894)            (1,895)
         Gain on sales of loans held for sale                        (231)              (836)
         Gain on sales of fixed assets sold                           (50)                --
         Gain on sale of real estate owned                            (55)                --
         Net amortization of premiums and discounts
           on securities                                            1,967                796
         ESOP and RRP expense                                       1,753              1,116
         Originations of loans held for sale                      (10,101)           (34,997)
         Proceeds from sales of loans held for sale                11,311             33,279
         Deferred income tax (benefit) expense                     (3,154)               485
         Net changes in accrued interest receivable
           and payable                                                353                920
         Other adjustments (principally net changes
           in other assets and other liabilities)                  (2,808)               787
                                                              -----------        -----------
             Net cash provided by
               operating activities                                 7,613             10,923
                                                              -----------        -----------
Cash flows from investing activities:
Purchases of securities:
         Available for sale                                      (443,267)          (128,102)
         Held to maturity                                          (9,349)           (27,458)
Proceeds from maturities, calls and other
  principal payments on securities:
         Available for sale                                        72,389             58,113
         Held to maturity                                          15,804             31,255
Proceeds from sales of securities available for sale              113,536             22,979
Loan originations                                                (251,328)          (278,856)
Loan principal payments                                           197,136            256,183
Proceeds from sales of fixed assets                                   411                 --
Proceeds from sales of other real estate owned                        135                210
Purchase of FHLB stock                                             (1,535)              (471)
Purchase of ENB Holding Company, Inc.                              60,144                 --
Purchase of bank owned life insurance                                (423)           (12,000)
Purchases of premises and equipment                                (2,371)             (2001)
                                                              -----------        -----------
         Net cash used in investing activities                   (248,718)           (80,148)
                                                              -----------        -----------

      (continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                          For the Nine Months
                                                                            Ended June 30,
                                                                            --------------
                                                                         2004             2003
                                                                         ----             ----
Cash flows from financing activities:
     Net increase in transaction and savings deposits                 $  50,378        $  69,140
     Net decrease in time deposits                                       (6,049)         (11,207)
     Receipt of stock subscription funds                                192,363               --
     Net increase in borrowings                                           4,795           13,764
     Net increase in mortgage escrow funds                                8,416            9,308
     Establishment of ESOP plan                                          (9,987)              --
     Common stock issued for formation of charitable foundation           4,000               --
     Tax benefit: contribution of 400,000 shares to charitable
         foundation                                                         115               --
     Tax benefit: MHC contribution carry-forward                            512               --
     Recapitalization                                                        95               --
     Treasury shares purchased                                               --           (1,898)
     Exercises of stock options                                              75              369
     Cash dividends paid                                                 (3,422)          (1,871)
                                                                      ---------        ---------
         Net cash provided by financing activities                      241,291           77,605
                                                                      ---------        ---------

Net increase in cash and cash equivalents                                   186            8,380

Cash and cash equivalents at beginning of period                         33,500           35,093
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $  33,686        $  43,473
                                                                      =========        =========

Supplemental information:
     Interest payments                                                $   8,952        $   9,311
     Income tax payments                                                  3,135            4,101
     Fair value of assets acquired (incl. intangibles)                  406,267               --
         Fair value of liabilities assumed                              329,797               --
         Net fair value                                                  76,470               --
         Cash portion of ENB Holding Co. purchase transaction            36,773               --
         Stock portion of ENB Holding Co. purchase transaction           39,697               --
         Total paid for ENB Holding Co. stock                            76,470               --
     Transfer of loans to real estate owned                                 112               99
     Net change in unrealized gains/ (losses) recorded on
         securities available for sale                                  (11,988)          (2,549)
     Change in deferred taxes on unrealized (gains)/losses
         on securities available for sale                                 4,791            1,014

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)
(Dollars in thousands)

                                                                         Three Months                       Nine Months
                                                                         Ended June 30,                    Ended June 30,
                                                                         --------------                    --------------
                                                                      2004             2003             2004             2003
                                                                      ----             ----             ----             ----
Net income:                                                        $   3,654        $   3,106        $   6,771        $   8,667
Other comprehensive income (loss):
Net unrealized gains (losses) on securities
       available for sale:
      Net unrealized holding gains (losses)
         arising during the year, net of taxes of
         $5,211, $(92), $4,033, $256                                  (7,817)             137           (6,049)            (386)

      Less reclassification adjustment for
         net realized (gains) losses included in net income,
         net of taxes of $178, $323, $758, $758                         (268)            (488)          (1,136)          (1,137)

Net unrealized gain on
         derivatives, net of taxes
         of $(6)                                                          --               --               --               10
                                                                   ---------        ---------        ---------        ---------
Other comprehensive income (loss)                                     (8,085)            (351)          (7,185)          (1,513)
                                                                   ---------        ---------        ---------        ---------
       Total comprehensive income (loss)                           $  (4,431)       $   2,755        $    (414)       $   7,154
                                                                   =========        =========        =========        =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The consolidated financial statements and other financial information presented in this document as of June 30, 2004, include the accounts of Provident Bancorp, Inc., a Delaware corporation (the "Company"), Shawangunk Holding Co., Inc. (an inactive subsidiary), Provident Bank (the "Bank"), and each subsidiary of Provident Bank (Provest Services Corp., Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc. and Provident Municipal
Bank). Collectively, these entities are referred to herein as the "Company." Provident Bancorp, Inc. is a publicly-held company and the parent of Provident Bank. Provest Services Corp. holds an investment in a low-income housing partnership that provides certain favorable tax consequences. Provest Services Corp. II has engaged a third-party provider to sell annuities to the customers of Provident Bank. Through June 30, 2004, the activities of these two wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. holds a portion of the Company's real estate loans and is a real estate investment trust for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2003.

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

                                                        Three Months Ended                  Nine Months Ended
                                                              June 30,                           June 30,
                                                        2004            2003             2004             2003
                                                        ----            ----             ----             ----
      Net income, as reported                        $   3,654        $   3,106        $   6,771        $   8,619
      Add RRP expense included in reported net
         income, net of related tax effects                 75               83              227              249
      Deduct RRP and stock option expense
         determined under the fair-value-based
         method, net of related tax effects               (165)             (98)            (388)            (297)
                                                     ---------        ---------        ---------        ---------
      Pro forma net income                           $   3,564        $   3,091        $   6,610        $   8,619
                                                     =========        =========        =========        =========

      Earnings per share:
           Basic, as reported                        $    0.10        $    0.09        $    0.19        $    0.25
           Basic, pro forma                               0.09             0.09             0.18             0.25
           Diluted, as reported                           0.10             0.09             0.18             0.25
           Diluted, pro forma                             0.09             0.09             0.18             0.25

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

      Financial statements as of June 30, 2004, reflect the effect of the conversion of existing common shares, the stock offering and the acquisition of ENB. Goodwill recorded in the ENB acquisition ($52.3million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($5.4 million at June 30, 2004), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

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

      Goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset, ($829,000 and $1.1 million at June 30, 2004 and September 30, 2003, respectively), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

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

5.    Loans

      Major classifications of loans, excluding loans held for sale, are summarized below:

                                                              June 30, 2004       September 30, 2003
                                                              -------------       ------------------
      Real estate - residential mortgage                       $   383,012            $   380,776
      Real estate - commercial mortgage                            334,626                188,360
      Real estate - construction                                    43,645                 10,323
      Commercial and industrial                                    101,418                 54,174
      Consumer loans                                               125,180                 80,620
                                                               -----------            -----------
           Total                                               $   987,881            $   714,253
                                                               ===========            ===========

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                          Three Months                    Nine Months
                                                         Ended June 30,                 Ended June 30,
                                                         --------------                 --------------
                                                     2004            2003            2004             2003
                                                     ----            ----            ----             ----
      Balance at beginning of period               $ 17,093        $ 10,901        $ 11,069        $ 10,383
      Allowance acquired through acquisition             --              --           5,750              --
      Provision for loan losses                         225             200             575             800
      Charge-offs                                      (101)           (100)           (249)           (232)

      Recoveries                                        114              54             186             104
                                                   --------        --------        --------        --------
      Balance at end of period                     $ 17,331        $ 11,055        $ 17,331        $ 11,055
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

                                                           June 30, 2004     September 30, 2003
                                                           -------------     ------------------
Non-accrual loans:
     One- to four-family residential mortgage loans             $1,129              $  951
     Commercial real estate, commercial business
       and construction loans                                    4,146               3,632
     Consumer loans                                                202                 114
                                                                ------              ------
     Total non-performing loans                                  5,477               4,697

Real estate owned:
     One- to four-family residential                                --                  --
                                                                ------              ------
     Total non-performing assets                                $5,477              $4,697
                                                                ======              ======

Ratios:
     Non-performing loans to total loans, net                     0.55%               0.66%
     Non-performing assets to total assets                        0.31%               0.40%
     Allowance for loan losses to total
       non-performing loans                                     316.43%             235.66%
     Allowance for loan losses to total loans                     1.75%               1.55%

7.    Securities

The following is a summary of securities available for sale at June 30, 2004 and September 30, 2003:

                                                                  Available for Sale Portfolio
                                                                          June 30, 2004
                                                       --------------------------------------------------------
                                                                         Gross         Gross
                                                       Amortized      Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses          Value
                                                       ========================================================
Mortgage-backed and SBA Securities
         Mortgage-backed securities                     $341,560       $  1,282       $ (4,754)       $338,088
         Collateralized mortgage obligations              10,942              1           (164)         10,779
         SBAs and other                                      181              1             --             182
                                                        --------       --------       --------        --------

         Total mortgage-backed and SBA securities        352,683          1,284         (4,918)        349,049
                                                        --------       --------       --------        --------
Investment Securities
         U.S. Government and federal agency
           securities                                    203,056            488         (2,636)        200,908
         State and municipal securities                   21,290             60           (553)         20,797
         Equity securities                                 1,005            327           (124)          1,208
                                                        --------       --------       --------        --------
         Total investment securities                     225,351            875         (3,313)        222,913
                                                        --------       --------       --------        --------
         Total available for sale                       $578,034       $  2,159       $ (8,231)       $571,962
                                                        ========       ========       ========        ========

                                                                  Available for Sale Portfolio
                                                                       September 30, 2003
                                                       --------------------------------------------------------
                                                                         Gross         Gross
                                                       Amortized      Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses          Value
                                                       ========================================================
Mortgage-backed and SBA Securities
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
                                                        ========       ========       ========        ========

The following is a summary of securities held to maturity at June 30, 2004 and September 30, 2003:

                                                                Held to Maturity Portfolio
                                                                       June 30, 2004
                                                      ---------------------------------------------------
                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized         Fair
                                                         Cost        Gains          Losses         Value
                                                      ===================================================
Mortgage-backed securities
         Mortgage-backed securities                    $38,873       $   806       $  (474)       $39,205
         Collateralized mortgage obligations             3,135            66            --          3,201
                                                       -------       -------       -------        -------
         Total mortgage-backed securities               42,008           872          (474)        42,406
                                                       -------       -------       -------        -------
Investment securities
         State and municipal securities                 27,749           837          (319)        28,267
         Other investments                                 309            --           (43)           266
                                                       -------       -------       -------        -------
         Total investment securities                   $28,058       $   837       $  (362)       $28,533
                                                       -------       -------       -------        -------
         Total held to maturity                        $70,066       $ 1,709       $  (836)       $70,939
                                                       =======       =======       =======        =======

                                                                  Held to Maturity Portfolio
                                                                      September 30, 2003
                                                      ---------------------------------------------------
                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized         Fair
                                                         Cost        Gains          Losses         Value
                                                      ===================================================
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
                                                       =======       =======       =======        =======

      At June 30, 2004 and September 30, 2003, the unrealized net gain/ (loss) on securities available for sale [net of tax of ($2,369) and $2,432, respectively] that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was ($3,703) and $3,482 respectively. Gross realized gains were $ 446 and $811 respectively, for the three months ended June 30, 2004 and 2003, $1,894 and $1,895, respectively, for the nine months ended September 30, 2004 and 2003.

      Securities with a carrying amount of $127,650 and $69,452 were pledged as collateral for municipal deposits, borrowings and other purposes at June 30, 2004 and September 30, 2003, respectively.

8.    Deposits

      Major classifications of deposits are summarized below:

                                              June 30, 2004   September 30, 2003
                                              -------------   ------------------

      Demand deposits:
           Retail                               $  131,162        $   90,471
           Commercial and municipal                145,702            72,538
      NOW                                           87,851            62,367
                                                ----------        ----------
            Total transaction accounts             364,715           225,376
      Money market                                 159,808           128,222
      Savings                                      370,475           279,717
      Time under $100,000                          249,390           187,623
      Time over $100,000                            96,439            48,615
                                                ----------        ----------
           Total                                $1,240,827        $  869,553
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

      Prior period share information has been adjusted to reflect the 4.4323 exchange ratio in connection with the second-step conversion completed January 14, 2004.

      Basic earnings per common share is computed as follows (dollars in thousands, except per share data):

                                                   For the Three Months                For the Nine Months
                                                      Ended June 30,                      Ended June 30,
                                                      --------------                      --------------
                                                   2004             2003              2004              2003
                                                   ----             ----              ----              ----
      Weighted average common shares
           outstanding (basic)                  37,806,911        34,149,200        36,450,748        34,193,558
                                               -----------       -----------       -----------       -----------

      Net income                               $     3,654       $     3,106       $     6,771       $     8,667
      Basic earnings per common share          $      0.10       $      0.09       $      0.19       $      0.25

      Diluted earnings per common share is computed as follows (dollars in thousands, except per share data):

                                                   For the Three Months                For the Nine Months
                                                      Ended June 30,                      Ended June 30,
                                                      --------------                      --------------
                                                   2004             2003              2004              2003
                                                   ----             ----              ----              ----
      Weighted average common shares
           outstanding                          37,806,911        34,149,200        36,450,748        34,193,558
      Effect of common stock equivalents           619,272           531,787           617,915           506,116
                                               -----------       -----------       -----------       -----------
      Total diluted shares                      38,426,183        34,680,987        37,068,663        34,699,674

      Net income                               $     3,654       $     3,106       $     6,771       $     8,667
      Diluted earnings per common share        $      0.10       $      0.09       $      0.18       $      0.25

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

      As of June 30, 2004, the Company had $10.8 million in outstanding letters of credit, of which $2.2 million were secured by cash collateral.

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

      In April 2002, the Company announced the formation of PMB, a commercial bank subsidiary of the Bank, to serve the banking needs of municipalities throughout our service area, and primarily Rockland and Orange Counties. The Bank is a federally chartered savings association and municipalities in New York State may only deposit funds with commercial banks. The formation of PMB provides a vehicle for the deposit of funds that may not be deposited with the Bank.

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

    Comparison of Financial Condition at June 30, 2004 and September 30, 2003

      Total assets as of June 30, 2004 were $1.8 billion, an increase of $608.4 million, or 51.8%, over assets of $1.2 billion at September 30, 2003, and an increase of $668.0 million, or 59.9%, over assets of $1.1 billion at June 30, 2003. The increase over both periods is due primarily to (i) the January 2004 acquisition of ENB, whose assets totaled $349.7 million on the merger date (ii) proceeds from the offering in the second-step conversion of $192.2 million, net of related costs and (iii) internal growth of the company.

      Net loans (excluding loans held for sale) as of June 30, 2004 were $970.6 million, an increase of $267.4 million, or 38.0%, over net loan balances of $703.2 million at September 30, 2003, and an increase of $288.0 million, or 42.2%, over balances at June 30, 2003. Loans acquired from ENB totaled $219.2 million, while allowances for loan losses transferred in connection with ENB were $5.7 million, or 2.6% of ENB's outstanding loan balances. Inclusive of ENB loans acquired, commercial loans increased by $226.8 million, or 89.7%, over balances at September 30, 2003. Consumer loans increased by $44.6 million, or 55.3%, during the nine-month period, while residential loans increased by $2.2 million, or 0.6%. Asset quality continues to be strong. At $5.5 million, or 0.31% of total assets, non-performing assets are up slightly from $4.7 million at September 30, 2003 and $5.4 million at June 30, 2003.

      Total securities increased by $267.7 million, or 71.5%, to $642.0 million at June 30, 2004 from $374.3 million at September 30, 2003 as the Company invested the majority of the stock subscription funds received ($192.4 million) in securities. Investments were made primarily in mortgage-backed securities, which increased by $179.1 million, or 84.5%, and in U.S. Government and Federal Agency Securities, which increased by $67.5 million, or 50.6%.

      Total deposits as of June 30, 2004 were $1.2 billion, up $371.3 million, or 42.7%, from September 30, 2003, and $383.3 million, or 44.7%, from June 30, 2003. Deposits acquired from ENB totaled $326.8 million. As of June 30, 2004 retail and commercial transaction accounts were 29.4% of deposits compared to 25.9% at September 30, 2003 and 25.5% at June 30, 2003.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $4.8 million during the nine-month period to $169.6 million at June 30, 2004 from $164.8 million at September 30, 2003.

      Stockholders' equity increased by $224.7 million to $342.6 million at June 30, 2004 compared to $117.9 million at September 30, 2003. The Company completed its second-step stock conversion in January 2004, raising $192.2 million in new capital, net of related costs. In addition, $39.7 million and $4.0 million, respectively, in new capital was issued for the purchase of ENB and for the funding of the charitable foundation. Net income of $6.8 million for the nine-month period also increased capital. Partially offsetting the increases were the payments of cash dividends totaling $3.4 million, the purchase of additional ESOP shares totaling $10.0 million and net declines in accumulated comprehensive income of $7.2 million.

      During the first nine months of fiscal 2004, the Company did not repurchase shares of its common stock. The total shares repurchased under its previously announced repurchase programs, which authorized the repurchase of up to 553,990 shares, including the March 2003 authorization of 177,250 shares, was 399,555 shares through June 30, 2004. At June 30, 2004, there were no shares of common stock held by the Company in treasury as the treasury shares were cancelled in connection with the second step stock conversion. Pursuant to applicable Office of Thrift Supervision regulations that restrict stock repurchases for one year following the completion of a mutual stock conversion, the authorization to repurchase shares of the Company's common stock expired in connection with its second-step conversion on January 14, 2004.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating cash" or "tangible" basis, from which the Company excludes the after- tax charge for establishing the charitable foundation, the after-tax effect of amortization of core deposit intangible assets and expenses associated with merging acquired operations into the Company. Although "net operating cash income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity and the establishment of the charitable foundation in reported results. The after-tax effect of the establishment of the charitable foundation was $3.0 million ($0.08 per share). Merger integration expenses were $34,000 after tax for the three months ended June 30, 2004, and $464,000 after tax for the nine months ended June 30, 2004. The after-tax effect of the amortization of core deposit intangible assets was $409,000 ($0.01 per diluted share) in the recent quarter, compared with $62,000 (less than $0.01 per diluted share) in the year-earlier quarter. Similar amortization charges for the nine months ended June 30, 2004 and 2003 were $881,000, after tax ($0.02 per diluted share) and $207,000 after tax ($0.01 per diluted share), respectively.

      Diluted net operating cash earnings per share, which excludes amortization of core deposit intangible assets and merger-related expenses, were $0.11 for the quarter ended June 30, 2004, compared with $0.09 in the second quarter of 2003. Net operating cash income for the recent quarter was $4.1 million, an increase of 28.1% from $3.2 million in the year-earlier quarter. Expressed as an annualized rate of return on average assets and average stockholders' equity, net operating income was 0.92% and 4.75% respectively, in the quarter ended June 30, 2004, compared with 1.15% and 11.10% in the quarter ended June 30, 2003.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating cash earnings per share and net operating income follows (in thousands, except per share amounts):

                                          Three months ended June 30,       Nine months ended June 30,
                                          ---------------------------       --------------------------
                                             2004             2003             2004             2003
                                             ----             ----             ----             ----
Diluted cash earnings per share           $     0.10       $     0.09       $     0.18       $     0.25
Charge for establishment of
  charitable foundation(1)                        --               --             0.08               --
Merger integration expenses(1)                    --               --             0.01               --
Amortization of core deposit
  intangibles(1)                                0.01             0.00             0.02             0.01
                                          ----------       ----------       ----------       ----------

Diluted net cash operating earnings       $     0.11       $     0.09       $     0.29       $     0.26
                                          ==========       ==========       ==========       ==========

Net Income                                $    3,654       $    3,106       $    6,771       $    8,667
Charge for establishment of
  charitable foundation(1)                                                       3,000
Merger integration expenses(1)                    34               --              464               --
Amortization of core deposit
  intangibles(1)                                 409               62              881              207
                                          ----------       ----------       ----------       ----------

Net operating cash income                 $    4,097       $    3,168       $   11,116       $    8,874
                                          ==========       ==========       ==========       ==========

----------
(1)   After related tax effect at 40% marginal rate

           Comparison of Operating Results for the Three Months Ended
                         June 30, 2004 and June 30, 2003

      Net Income. For the three months ended June 30, 2004 net income was $3.7 million, an increase of $548,000, or 17.6%, compared to $3.1 million for the same period in fiscal 2003. Net interest income after provision for loan losses for the three months ended June 30, 2004 increased by $5.2 million, or 46.8%, compared to the same period in the prior year. Non-interest income remained the same at $2.9 million for the three months ended June 30, 2004 and June 30, 2003. Non-interest expenses increased $4.3 million, or 46.7%, to $13.5 million for the three months ended June 30, 2004 compared to $9.2 million for the same prior-year period.

      The relevant performance measures follow:

                                                   Three  Months Ended
                                                         June 30,
                                                   2004          2003
                                                   ----          ----
            Per common share:
               Basic earnings                     $ 0.10        $ 0.09
               Diluted earnings                     0.10          0.09
               Dividends declared                   0.04          0.04

            Return on average (annualized):
               Assets                               0.82%         1.13%
               Equity                               4.24%        10.89%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                   2004                                      2003
                                                                   ----                                      ----
                                                   Average                                     Average
                                                 Outstanding                     Average     Outstanding                   Average
                                                   Balance        Interest      Yield/Rate     Balance      Interest      Yield/Rate
                                                   -------        --------      ----------     -------      --------      ----------
Interest earning assets:
   Commercial and commercial mortgage
        loans(1)                                 $  447,784      $    7,324        6.58%      $  222,737   $    3,660        6.59%
   Consumer loans(1)                                119,603           1,386        4.66           79,797          967        4.86
   Residential mortgage loans(1)                    378,454           5,590        5.94          379,847        6,085        6.43
                                                 ----------      ----------                   ----------   ----------
           Total loans                              945,841          14,300        6.08          682,381       10,712        6.30
                                                 ----------      ----------                   ----------   ----------

   Securities-taxable                               557,661           5,233        3.77          301,512        3,261        4.34
   Securities-tax exempt(2)                          44,562             636        5.74           17,025          252        5.94
   Other earning assets                              10,473              38        1.46           17,075          115        2.70
                                                 ----------      ----------                   ----------   ----------
  Total securities and other earning assets         612,696           5,907        3.88          335,612        3,628        4.34
                                                 ----------      ----------                   ----------   ----------
     Total interest-earning assets                1,558,537          20,207        5.21        1,017,993       14,340        5.65
  Non-interest-earning assets:                      236,410                                       82,858
                                                 ----------                                   ----------
  Total assets                                   $1,794,947                                   $1,100,851
                                                 ==========                                   ==========
Interest bearing liabilities:
   Savings, clubs and escrow                     $  377,845      $      409        0.44%      $  283,360   $      322        0.46%
   Money market accounts                            176,544             225        0.51          124,046          245        0.79
   NOW checking                                      98,611              53        0.22           84,095           52        0.25
   Certificate accounts                             349,126           1,450        1.67          236,363        1,212        2.06
                                                 ----------      ----------                   ----------   ----------
   Total interest-bearing deposits                1,002,126           2,137        0.86          727,864        1,831        1.01
   Borrowings                                       180,154           1,350        3.01          117,954        1,144        3.89
                                                 ----------      ----------                   ----------   ----------
    Total interest-bearing liabilities            1,182,280           3,487        1.19          845,818        2,975        1.41
                                                                 ----------                                ----------
Non-interest-bearing liabilities:                   265,904                                      140,608
                                                 ----------                                   ----------
   Total liabilities                              1,448,184                                      986,426
Stockholders' Equity                                346,763                                      114,425
                                                 ----------                                   ----------
   Total liabilities and equity                   1,794,947                                    1,100,851
                                                 ==========                                   ==========
Net interest margin                                              $   16,720        4.31%                   $   11,365        4.48%
                                                                 ==========        ====                    ==========        ====
Net interest rate spread                                                           4.02%                                     4.24%
                                                                                   ====                                      ====
Net earning assets                               $  376,257                                   $  172,175
                                                 ==========                                   ==========

Tax equivalent adjustment(2)                                           (223)                                      (88)
Net interest income                                              $   16,497                                $   11,277
                                                                 ==========                                ==========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                          131.82%                                   120.36%
                                                                 ==========                                ==========

----------
(1)   Includes non-accrual loans.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                               Three Months Ended June 30,
                                                      2004 vs. 2003
                                               Increase/(Decrease) Due to
                                               --------------------------

                                          Volume(1)       Rate(1)        Total
                                          ---------       -------        -----
Interest-earning assets
    Commercial and commercial
        mortgage loans                      $ 3,670       $    (6)      $ 3,664
    Consumer loans                              461           (42)          419
    Residential mortgage loans                  (22)         (473)         (495)
    Securities-taxable                        2,453          (481)        1,972
    Securities-tax exempt(2)                    393            (9)          384
    Other earning assets                        (35)          (42)          (77)
                                            -------       -------       -------

    Total interest income                     6,920        (1,053)        5,867
                                            -------       -------       -------
Interest-bearing liabilities
    Savings                                     102           (15)           87
    Money market                                 84          (104)          (20)
    NOW checking                                  8            (7)            1
    Certificates of deposit                     500          (261)          239
    Borrowings                                  506          (301)          205
                                            -------       -------       -------

    Total interest expense                    1,200          (688)          512
                                            -------       -------       -------
Net interest margin                         $ 5,720       $  (365)      $ 5,355
                                            =======       =======       =======
    Less tax equivalent adjustment(2)          (226)           91          (135)
                                            -------       -------       -------
Net interest income                         $ 5,494       $  (274)      $ 5,220
                                            =======       =======       =======

----------
(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net Interest Income. Net interest income after provision for loan losses for the three months ended June 30, 2004 was $16.3 million, compared to $11.1 million for the three months ended June 30, 2003, an increase of $5.2 million or 46.9%. The increase in net interest income was largely due to a $540.5 million increase in average interest earning assets to $1.6 billion during the quarter ended June 30, 2004, as compared to $1.0 billion for the same quarter in the prior year, due primarily to the Ellenville National Bank acquisition, net proceeds from the second-step offering and continued internal growth. The increase in average interest earning assets was partially offset by a decline in average yield of 44 basis points from 5.65% to 5.21%. Despite a decrease in the average cost of interest-bearing liabilities of 22 basis points interest expense increased $512,000 for the quarter compared to the same quarter in 2003, as average interest-bearing liabilities increased by $336.5 million. On a fully taxable equivalent basis, net interest margin declined by 17 basis points to 4.31%, while net interest spread declined by 22 basis points to 4.02%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $225,000 and $200,000 in loan loss provisions during the three months ended June 30, 2004 and 2003, respectively. The increase in the provision reflects the overall growth in the commercial lending portfolio for the quarter.

      Non-Interest Income was $2.9 million for both the three months ended June 30, 2004 and June 30, 2003. Gains on the sale of securities were $446,000 for the current three-month period, compared to $811,000 for the same period last year. During the three-month period ended June 30, 2004, the Company recorded gains on sales of loans totaling $61,000, compared to $394,000 for the same period last year. Excluding the effects of gains on sales of securities and loans, the increase in non-interest income was $685,000, or 40.7%. Banking fees and service charges increased by $714,000, or 59.7%, of which $449,000 was generated from the acquired Ellenville National Bank ("Ellenville")branches and $265,000 was due primarily to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Other non-interest income decreased by $29,000, or 6.0%, due primarily to lower earnings on the Company's bank owned life insurance ("BOLI") investments.

      Non-Interest Expense for the three months ended June 30, 2004 increased by $4.3 million, or 46.7%, to $13.5 million, compared to $9.2 million for the three months ended June 30,2003. The acquisition of ENB in January 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $1.6 million, or 36.4%, to $6.1 million for the period ended June 30, 2004. Of that amount, $700,000 was attributable to the ENB acquisition and the remainder was due to staff additions for future growth and expansion, as well as normal merit increases. An increase in stock-based compensation plans of $147,000, or 35.8%, occurred during the current three-month period primarily due to vesting and allocations of benefit plans at an average price per share of common stock of $10.91 per share for the three months ended June 30, 2004 compared to $7.30 per share for the three months ended June 30, 2003. Occupancy and office operations increased by $523,000, or 39.6%, for the three months ended June 30, 2004, almost all of which was attributable to the acquired Ellenville properties. Professional fees increased by $230,000, or 54.0%, due primarily to fees associated with the Company's compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, related to internal controls, and fees paid to consultants engaged to run day-to-day operations, as the Company's permanent employees focused on the integration of Ellenville National Bank and the pending acquisition of Warwick Community Bancorp. Amortization of core deposit intangible increased by $578,000 as a result of the Ellenville deposits acquired. Stationery and office supplies increased by $197,000, or 132.2%, as the new Ellenville branches were stocked. Other expenses increased by

$528,000, or 44.7%, due primarily to increases of $136,000, $56,000, $42,000 and
$68,000 in SEC and shareholder-related expenses, courier expenses, correspondent bank expense and postage, respectively. Further, merger integration expenses related to the acquisition of ENB were $56,000.

      Income Taxes. Income tax expense was $2.0 million for the three months ended June 30, 2004, compared to $1.7 million expense for the same period in 2003. The effective tax rates were 35.2% and 35.1%, respectively.

            Comparison of Operating Results for the Nine Months Ended
                         June 30, 2004 and June 30, 2003

      Net Income. For the nine months ended June 30, 2004 net income was $6.8 million, down $1.9 million, or 28%, compared to $8.7 million for the same period of 2003. Net interest income after provision for loan losses increased to $43.4 million for the nine months ended June 30, 2004, an increase of $9.8 million, or 29.2%, compared to $33.6 million for the nine months ended June 30, 2003. Non-interest income was $8.5 million for the nine months ended June 30, 2004 compared to $7.3 million for the same period last year, an increase of $1.2 million, or 16.4%. Non-interest expenses increased $14.5 million, or 53.4% (including the $5.0 million contribution to the charitable foundation), to $41.7 million for the nine months ended June 30, 2004 compared to $27.2 million for the same prior-year period.

      The relevant performance measures follow:

                                                    Nine  Months Ended
                                                         June 30,
                                                    2004          2003
                                                    ----          ----
            Per common share:
               Basic earnings                       $0.19       $ 0.25
               Diluted earnings                      0.18         0.25
               Dividends declared                    0.11         0.09

            Return on average (annualized):
               Assets                                0.59%        1.09%
               Equity                                3.51%       10.27%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                            Nine Months Ended June 30,
                                                                            --------------------------
                                                                  2004                                        2003
                                                                  ----                                        ----
                                                   Average                                   Average
                                                 Outstanding                  Average      Outstanding                    Average
                                                   Balance      Interest     Yield/Rate      Balance         Interest    Yield/Rate
                                                   -------      --------     ----------      -------         --------    ----------
Interest earning assets:
   Commercial and commercial  mortgage
         loans(1)                                $  358,255    $   17,427        6.50%      $  213,152      $   11,306      7.09%
   Consumer loans(1)                                101,027         3,720        4.92           81,550           3,136      5.14
   Residential mortgage loans(1)                    393,407        17,504        5.94          384,510          18,745      6.52
                                                 ----------    ----------                   ----------      ----------
           Total loans                              852,689        38,651        6.05          679,212          33,187      6.53
                                                 ----------    ----------                   ----------      ----------

   Securities-taxable                               494,032        13,693        3.70          282,002           9,719      4.61
   Securities-tax exempt(2)                          35,143         1,447        5.50           18,388             796      5.79
   Other earning assets                              11,192           103        1.23           11,173             292      3.49
                                                 ----------    ----------                   ----------      ----------
  Total securities and other earning assets         540,367        15,243        3.77          311,563          10,807      4.64
                                                 ----------    ----------                   ----------      ----------
     Total interest-earning assets                1,393,056        53,894        5.17          990,775          43,994      5.94
  Non-interest-earning assets:                      147,247                                     74,639
                                                 ----------                                 ----------
  Total assets                                   $1,540,303                                 $1,065,414
                                                 ==========                                 ==========
Interest bearing liabilities:
   Savings, clubs and escrow                     $  346,499         1,141        0.44%      $  269,528           1,187      0.59%
   Money market accounts                            144,264           601        0.56          119,100             786      0.88
   NOW checking                                      82,548           134        0.22           82,189             169      0.27
   Certificate accounts                             302,918         3,805        1.68          241,683           3,985      2.20
                                                 ----------    ----------                   ----------      ----------
   Total interest-bearing deposits                  876,229         5,681        0.87          712,500           6,127      1.15
   Borrowings                                       157,207         3,719        3.16          108,688           3,184      3.92
                                                 ----------    ----------                   ----------      ----------
    Total interest-bearing liabilities            1,033,436         9,401        1.22          821,188           9,311      1.52
Non-interest-bearing liabilities:                   248,963                                    131,425
                                                 ----------                                 ----------
   Total liabilities                              1,282,399                                    952,613
Stockholders' Equity                                257,904                                    112,801
                                                 ----------                                 ----------
   Total liabilities and equity                  $1,540,303                                 $1,065,414
                                                 ==========                                 ==========
Net interest margin                                            $   44,493        4.27%                      $   34.683      4.68%
                                                               ==========        ====                       ==========      ====
Net interest rate spread                                                         3.95%                                      4.42%
                                                                                 ====                                       ====
Net earning assets                               $  359,620                                 $  169,587
                                                 ==========                                 ==========
Tax equivalent adjustment(2)                                         (507)                                        (279)
                                                               ==========                                   ==========
Net interest income                                            $   43,986                                   $   34,404
                                                               ==========                                   ==========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        134.81%                                      120.65%
                                                               ==========                                   ==========

----------

(1)   Includes non-accrual loans.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                 Nine Months Ended June 30,
                                                       2004 vs. 2003
                                                Increase/(Decrease) Due to
                                                --------------------------

                                          Volume(1)      Rate(1)         Total
                                          ---------      -------         -----
Interest-earning assets
     Commercial and commercial
         mortgage loans                   $  7,135      $ (1,014)      $  6,121
     Consumer loans                            724          (140)           584
     Residential mortgage loans                434        (1,675)        (1,241)
     Securities-taxable                      6,197        (2,223)         3,974
     Securities-tax exempt(2)                  693           (42)           651
     Other earning assets                        0          (189)          (189)
                                          --------      --------       --------

     Total interest income                  15,183        (5,283)         9,900
                                          --------      --------       --------
Interest-bearing liabilities
     Savings                                   298          (343)           (45)
     Money market                              142          (327)          (185)
     NOW checking                                1           (36)           (35)
     Certificates of deposit                   882        (1,062)          (180)
     Borrowings                              1,237          (702)           535
                                          --------      --------       --------

     Total interest expense                  2,560        (2,470)            90
                                          --------      --------       --------

Net interest margin                       $ 12,623      $ (2,813)      $  9,810
                                          ========      ========       ========
     Less tax equivalent adjustment(2)        (244)           16           (228)
                                          --------      --------       --------
Net interest income                       $ 12,379      $ (2,797)      $  9,582
                                          ========      ========       ========

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net Interest Income after provision for loan losses increased by $9.8 million, or 29.2%, to $43.4 million for the nine-months ended June 30, 2004 from $33.6 million for the same period in 2003. The increase in interest income reflects an increase in average earning assets of $402.3 million to $1.4 billion, offset by a decline in yield of 78 basis points to 5.12%. The cost of interest bearing liabilities increased by $90,000 as the average balances increased by $212.2 million to $1.0 billion, even though the average rate paid on average interest bearing funds decreased 30 basis points to 1.22%. On a fully taxable equivalent basis, net interest margin decreased from 4.68% to 4.27% and net interest spread declined from 4.42% to 3.95%.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged in earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $575,000 and $800,000 in loan loss provisions during the nine months ended June 30, 2004 and 2003, respectively. The decrease in the provision reflects the strong coverage ratios provided by the allowance, as well as the Company's historical charge-off ratios.

      Non-Interest Income for the nine-month period ended June 30, 2004 increased to $8.5 million, an increase of $1.2 million, or 16.4%, compared to $7.3 million for the same nine-month period last year. Gains on sales of securities and loans were $1.9 million and $231,000, respectively, for the current period, generating a combined decrease of $606,000 from the securities and loan sales gains of $1.9 million and $836,000, respectively, for the same period last year. Banking fees and service charges increased to $5.1 million for the current nine-month period, an increase of $1.7 million, or 49.5%, over the same period last year. The increase is primarily attributable to increases in service fees of $867,000 resulting from the acquired branches, coupled with volume-related increases in service fees on new and existing accounts at the original Provident branches. Other income increased by $127,000, or 11.3%, to $1.3 million for the nine-month period ended June 30, 2004, from $1.1 million for the same period last year. The increase is primarily due to $422,000 in income from the BOLI for the current nine-month period compared to $324,000 for the same period last year, as the BOLI program was only established for six months of fiscal 2003.

      Non-Interest Expense excluding the Charitable Foundation contribution of $5.0 million, was $36.7 million for the nine-month period ended June 30, 2004, an increase of $9.5 million, or 35.1%, compared to $27.1 million for the same nine-month period last year. Increases in compensation and benefits directly attributable to the acquisition of ENB were $1.2 million and in occupancy and office operations were $564,000. Compensation and benefits increased by an additional $2.3 million, due to annual salary increases and staff additions. Stock-based compensation expense increased by $664,000, or 46.8%, as the company's per share value increased from an average of $7.01 per share for the nine months ended June 30, 2003 to an average of $10.87 per share for the nine months ended June 30, 2004. Also, the Company allocated additional shares related to the $10.0 million ESOP purchase. Professional fees were $1.7 million for the nine-month period ended June 30, 2004, an increase of $446,000, or 36.7%, over the comparable period in the prior year. The increase is primarily due to the additional fees associated with Section 404 of the Sarbanes-Oxley Act of 2002, related to internal controls compliance, and the fees for contracted consultants engaged during the integration period of Ellenville National Bank and the planning period for the integration of Warwick. Additional increases in non-interest expense categories for the current year-to-date period are advertising costs of $255,000, or 19.8%, and a volume-related increase of $424,000, or 19.6%, in data and check processing costs. Amortization of intangible assets increased by $1.1 million due to the addition of the ENB core deposit intangible. Other non-interest expense increased by $871,000, or 24.2%, primarily due to increases in Securities and Exchange

Commission and shareholder relations expenses ($160,000), regulatory assessments ($84,000), postage ($150,000) and correspondent bank expense ($123,000).

      Income Taxes. Income tax expense was $3.4million for the nine months ended June 30, 2004 compared to $5.0 million for the same period in 2003. Excluding the impact of the charitable foundation contribution, the effective tax rates were 35.5% and 36.5%, respectively. Including the impact of the charitable foundation, the effective tax rate for the nine months ended June 30, 2004 was 33.3%.

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine-months ended June 30, 2004 and June 30, 2003, loan originations, excluding loans originated for sale, totaled $251.3 million and $278.9 million, respectively, and purchases of securities totaled $452.6 million and $155.6 million, respectively. For the nine-month periods ended June 30, 2004 and 2003, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by deposit growth and stock subscriptions received in the Company's stock offering completed in January 2004. Loan origination commitments totaled $63.6 million at June 30, 2004. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2002 the Company invested $12 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. As the Company's quarterly earnings exceeded $3.6 million, it is expected that the funds will be replaced by retained earnings in approximately
1.5 years, thereby not having a significant impact on capital and liquidity. Earnings from BOLI are derived from the net increase in cash surrender value.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. Excluding the acquisition of ENB, the net increase in total deposits for the nine months ended June 30, 2004 was $44.3 million, compared to $57.9 million for the nine months ended June 30, 2003.

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

      The Company sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The Company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of the Company as of January 14, 2004 has been converted into
4.4323 new shares of the Company's common stock.

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash.

      The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York overnight and term advances, of which $169.3 were outstanding at June 30, 2004. The Company has the ability to borrow an additional $300.6 million under its credit facilities with the Federal Home Loan Bank of New York.

      At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $199.0 million, or 11.9% of adjusted assets (which is above the required level of $67.1 million, or 4.0%) and a total risk-based capital level of $213.1 million, or 17.7% of risk-weighted assets (which is above the required level of $90.0 million, or 8.0. Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded in the April 2002 NBF acquisition and the January 2004 ENB acquisition are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2004, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

      The following table sets forth the Bank's regulatory capital position at June 30, 2004 and September 30, 2003, compared to OTS requirements.

                                                                   OTS Requirements
                                                     ------------------------------------------

                                                      Minimum Capital       For Classification
                               Bank Actual                Adequacy          as Well Capitalized
                            -----------------        -----------------      -------------------

                            Amount      Ratio        Amount      Ratio       Amount       Ratio
                            ------      -----        ------      -----       ------       -----
                                                 (Dollars in thousands)
June 30, 2004
Tangible capital           $199,022      11.9%      $ 25,166       1.5%      $     --        --
Tier 1 (core) capital       199,022      11.9         67,107       4.0         83,884       5.0
Risk-based capital:
     Tier 1                 199,022      17.7                                  67,552       6.0
     Total                  213,136      18.9         90,070       8.0        112,587      10.0

September 30, 2003
Tangible capital           $ 93,497       8.1%      $ 17,231       1.5%      $     --        --%
Tier 1 (core) capital        93,497       8.1         45,950       4.0         57,437       5.0
Risk-based capital:
     Tier 1                  93,497      13.7             --        --         40,835       6.0
     Total                  102,041      15.0         54,447       8.0         68,058      10.0

Asset/Liability Management

      The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities and capital resources. The Company's Asset and Liability Committee ("ALCO") of the Board monitors, and the Bank, through its Management ALCO, controls the rate sensitivity of the balance sheet while seeking to maintain an appropriate level of net interest income contribution to the operations of the Company.

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

      The following chart (dollars in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 2004, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the following chart, at June 30, 2004, assuming no management action, the Company's principal interest rate risk is to a falling rate environment, and particularly within a one-year time frame. That is, net interest revenue would be expected to be adversely affected by a decrease in interest rates below the rates embedded in the current yield curve, principally due to the higher level of assets ($666 million) that would reprice relative to similarly categorized liabilities ($652 million) in that time frame.

                                          Three        Four
                                          months     months to    Total within     One to       Over Five
Maturity Repricing Date(1)               or less      One Year      One Year     Five Years       Years         TOTAL
--------------------------               -------      --------      --------     ----------       -----         -----
Securities                                $   45       $   59        $  104         $  452       $   86        $  642
Fixed Rate Loans(3)                          117          175           292            226           94           612
Variable Rate Loans (2,3)                    225           45           270             87            5           362
                                          ------       ------        ------         ------       ------        ------
Total Interest Earnings Assets(1)         $  387       $  279        $  666         $  765       $  185        $1,616
                                          ======       ======        ======         ======       ======        ======

Total Deposits(4,5)                       $  212       $  380        $  592         $  387       $  263        $1,242
Borrowing(6)                                  43            5            48            118            4           170
Other                                         12           --            12             --           --            12
                                          ------       ------        ------         ------       ------        ------
Total Repricable Liabilities              $  267       $  385        $  652         $  505       $  267        $1,424
                                          ======       ======        ======         ======       ======        ======

Period Gap                                   120         (106)           14            260          (82)          192
Percent of Total Assets                     6.73%       (5.97%)        0.74%         14.58%       (4.60)%

Cumulative Gap                               120           14            14            274          192
Percent of Total Assets (cumulative)        6.73%        0.79%          .79%         15.37%       10.77%

----------
(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status as of June 30, 2004.

(2)   Prime-priced loans are considered as zero - three month assets.

(3) Variable rate balances are reported on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flow.

(4) Noninterest bearing deposit liabilities were approximately $277 million at June 30, 2004.

(5) Time deposits totaling $346 million are classified by contractual maturity or repricing frequency as of June 30, 2004.

(6) Borrowings of $170 million as of June 30, 2004 are classified by contractual maturity or repricing frequency.

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

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." This staff bulletin is effective for interest rate locks entered into or substantially modified on or after April 1, 2004. This bulletin and subsequent interpretations did not have a material impact on the Company's results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank's interest rate profile has changed since September 30, 2003 as a result of the $192.4 million in new capital and the acquisition of ENB. As a result of these events, the Bank has become more asset sensitive, which indicates that more of the Bank's assets will now reprice quicker than its liabilities and that net interest income should increase if rates increase gradually. However, if rates increase rapidly as a result of an improving economy, the Bank may have to increase the rates paid on deposits and borrowed funds quicker than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below today's level the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

      General: The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2004, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

      GAP Analysis: The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed from (17%) and 10% at September 30, 2003, respectively, to 0.74% and 15.32% at June 30, 2004, respectively. Investments, loans and fixed rate time deposits utilized contractual repricing dates in this analysis. Non-maturity deposits (demand, money market and savings) have been decayed utilizing national norms.

      Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2003. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at June 30, 2004 compared to September 30, 2003, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            (a) - (d) Not applicable

            (e)

                      Issuer Purchases of Equity Securities

                                                                                                 Maximum Number (or
                                                                        Total Number of Shares   Approximate Dollar
                                                                        (or Units) Purchased     Value) of Shares (or
                                 Total Number of     Average Price      as Part of Publicly      Units) that may yet be
                                 Shares (or Units)   Paid per Share     Announced Plans or       Purchased Under the
Period                           Purchased(1)        (or Unit)          Programs(2)              Plans or Programs
April 1 - April 30, 2004                 --                  --                   --                     --
May 1 - May 31, 2004                     --                  --                   --                     --
June 1 - June 30, 2004                9,417              $10.61                    0                      0
                                      -----              ------                -----                  -----

             Total                    9,417              $10.61                    0                      0
                                      =====              ======                =====                  =====

----------
(1) The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under Provident's stock option plans.

(2) OTS regulations prohibit the repurchase of common shares for a period of one year following a second step stock conversion.

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            On April 22, 2004, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2004.

The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                            VOTES FOR       VOTES WITHHELD
         1.  Election of Directors:
             William Helmer                                 32,320,906         204,003
             Donald T. McNelis                              32,321,506         203,403
             William R. Sichol, Jr.                         32,270,838         254,071
             F. Gary Zeh                                    32,321,335         203,574

         -------------------------------------------------------------------------------------------
                                                   VOTES FOR       VOTES AGAINST    VOTES ABSTAINING
         -------------------------------------------------------------------------------------------
         2. Ratification of the Appointment
            of KPMG LLP as the Company's          32,195,272           242,918           86,719
            Independent Auditors
         -------------------------------------------------------------------------------------------

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number    Description
      --------------    -----------

      10.10 Employment agreement of Senior Vice President and Chief Financial Officer, Paul A. Maisch.

      31.1              Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Company filed the following reports on Form 8-K during the three months ended June 30, 2004:

            1) On April 22, 2004, the Company filed a Form 8-K announcing that it issued a press release regarding its earnings for the fiscal quarter ended March 31, 2004.

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

                               Date: August 6, 2004


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

                               Date: August 6, 2004