Form 10-K
period 2004-09-30
PROVIDENT BANCORP INC/NY/
filed 2004-12-14
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                80-0091851
       -------------------------------                 ---------------------
       (State or Other Jurisdiction of                     (IRS Employer
        Incorporation or Organization)                 Identification Number)

     400 Rella Blvd., Montebello, New York                     10901
    ---------------------------------------                  ----------
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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2004, was $469,488,243.

      As of December 6, 2004, there were issued and outstanding 45,889,827 shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

      Proxy Statement for the Annual Meeting of Stockholders (Part III) to be held in February 2005.

                             PROVIDENT BANCORP, INC.

                           FORM 10-K TABLE OF CONTENTS

                               September 30, 2004

PART I.........................................................................1
   ITEM 1.  Business...........................................................1
   ITEM 2.  Properties........................................................30
   ITEM 3.  Legal Proceedings.................................................31
   ITEM 4.  Submission of Matters to a Vote of Security Holders...............31
PART II.......................................................................31
   ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...............31
   ITEM 6.  Selected Financial Data...........................................32
   ITEM 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................35
   ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk........49
   ITEM 8.  Financial Statements and Supplementary Data.......................50
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................102
   ITEM 9A. Controls and Procedures..........................................102
   ITEM 9B. Other Information ...............................................102
PART III.....................................................................102
   ITEM 10. Directors and Executive Officers of the Registrant...............102
   ITEM 11. Executive Compensation...........................................102
   ITEM 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................103
   ITEM 13. Certain Relationships and Related Transactions...................103
   ITEM 14. Principal Accountant Fees and Services...........................103
PART IV......................................................................104
   ITEM 15. Exhibits and Financial Statement Schedules.......................104
SIGNATURES...................................................................106
Exhibit 21...................................................................107
Exhibit 23.1.................................................................108
Exhibit 31.1.................................................................109
Exhibit 31.2.................................................................110
Exhibit 32...................................................................111

                                     PART I

ITEM 1. Business
----------------

Provident Bancorp, Inc.

      Provident Bancorp, Inc. ("Provident Bancorp" or the "Company") is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the "Bank"). At September 30, 2004, Provident Bancorp had consolidated assets of $1.8 billion, deposits of $1.2 billion and stockholders' equity of $ 349.5 million. As of September 30, 2004, Provident Bancorp had 39,618,373 shares of common stock outstanding.

Second Step Common Stock Offering and Acquisition of E.N.B. Holding Company,
Inc.

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC, the former mutual holding company for the Bank. As part of the conversion, the Company succeeded to Provident Bancorp, Inc., a federal corporation ("Provident Federal") as the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Federal were sold to investors. The Company sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The Company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of Provident Federal as of January 14, 2004 was converted into 4.4323 new shares of the Company's common stock.

      In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB"), headquartered in Ellenville, New York. Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash. ENB had total assets of $349.7 million, total loans of $213.5 million and total deposits of $326.8 million. ENB had five offices in Orange County, two offices in Ulster County and two offices in Sullivan County, all in New York State.

      As a result of the above transactions, the Company had 39,608,586 issued and outstanding shares at January 14, 2004.

      Financial statements as of September 30, 2004, reflect the effect of the conversion of existing common shares, the stock offering, the acquisition of ENB and the issuance of shares and contribution of cash to the charitable foundation. Goodwill recorded in the ENB acquisition ($51.8 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($4.9 million at September 30, 2004), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

Provident Bank

      Provident Bank is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses through 27 branch offices and 50 ATMs throughout Rockland, Orange, Ulster and Sullivan Counties, New York.

      Provident Bank's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans and in investment securities and mortgage-backed securities.

      Originally organized in 1888 as a New York State-chartered mutual savings and loan association, in January 1999 Provident Bank reorganized into the mutual holding company structure as the wholly-owned subsidiary of Provident Federal, which simultaneously conducted an initial public offering. We have increased our number of branch offices from 11 branch offices at September 30, 1998 to 27 branch offices at September 30, 2004. Subsequent to our mutual holding company reorganization and initial stock offering, we have broadened our market reach through de novo branching and our acquisitions of The National Bank of Florida ("NBF") in April 2002 and ENB, discussed above.

      Provident Bank's website (www.providentbanking.com) contains a direct link to the Company's filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Copies may also be obtained, without charge, by written request to Investor Relations, attn. Roberta Lenett, 400 Rella Boulevard, Montebello, New York 10901.

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

Subsequent Event

      On October 1, 2004 the Company completed the acquisition of Warwick Community Bancorp, Inc. ("Warwick"). The Company paid $72.6 million in cash and issued approximately 6,258,000 shares of its common stock in connection with the acquisition. Warwick had nine branch locations: six in Orange County, New York, one in Putnam County, New York and two office locations in Bergen County, New Jersey. Warwick had approximately $700 million in consolidated assets, $285 million in loans and $480 million in deposits.

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

Market Area

      Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money centers and large regional banks in our market area. At September 30, 2004, our 27 full-service banking offices consisted of 13 offices in Rockland County, New York, 10 offices in Orange County, New York, and four offices in contiguous Ulster and Sullivan Counties, New York. We acquired two of the Orange County offices as part of our acquisition of NBF, located in Florida, New York, which was completed in April 2002, and five offices as a result of our acquisition of ENB, which was headquartered in Ellenville, Ulster County, New York. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties.

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

Lending Activities

      General. We originate commercial real estate loans, commercial business loans and construction loans (collectively referred to as the "commercial loan portfolio"). We also originate in our market area fixed-rate and adjustable-rate ("ARM") residential mortgage loans collateralized by one- to four-family residential real estate, and consumer loans such as home equity lines of credit, homeowner loans and personal loans. We retain most of the loans we originate, although we may sell longer-term one- to four-family residential loans and participations in some commercial loans.

      Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as offices buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $5.0 million. Loans secured by commercial real estate totaled $327.4 million, or 32.8% of our total loan portfolio at September 30, 2004, and consisted of 738 loans outstanding with an average loan balance of approximately $444,000 although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

      Most of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities of ten years. Amortization on these loans is typically based on 10- to 20-year payout schedules. We also originate some 15- to 20-year fixed-rate, fully amortizing loans. Margins generally range from 175 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

      In the underwriting of commercial real estate loans, we generally lend up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally targeting a ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion of thereof is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

      Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is the primary occupant, repayment experience also depends on the successful operation of the borrower's underlying business.

      Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2004, we had 1,327 commercial business loans outstanding with an aggregate balance of $105.2 million, or 10.5% of the total loan portfolio. As of September 30, 2004, the average commercial business loan balance was approximately $80,000, although there are a large number of loans with balances substantially greater than this average.

      Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checking with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $250,000, we use a credit scoring system that enables us to process the loan requests quickly and efficiently. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

      One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million. This portfolio totaled $380.7 million, or 38.2% of our total loan portfolio at September 30, 2004.

      We currently offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $333,700 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although we retained in our portfolio all such loans originated in fiscal 2004, totaling $11.9 million. In our market area, due to our proximity to New York City, such larger residential loans are not uncommon. We also originate loans at higher rates that do not meet the credit standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The amount of such loans originated for fiscal 2004 was $3.8 million, all of which were retained in our loan portfolio.

      We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account. As of September 30, 2004, bi-weekly loans totaled $154.1 million, or 40.5 % of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2004, loans serviced for others totaled $84.9 million.

      We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2004, our ARM portfolio included $5.3 million in loans that re-price every six months, $19.3 million in loans that re-price once a year and $27.7 million in loans that reprice periodically after an initial fixed-rate period of three years or more.

      We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements but in any event in an amount calculated to avoid the effect of any coinsurance clause. Loans with initial loan-to-value ratios in excess of 80% must have private mortgage insurance, although occasional exceptions may be made. Nearly all residential loans must have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

      Construction Loans. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $54.3 million, or 5.4% of our total loan portfolio at September 30, 2004.

      Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus an interest reserve, if one is required. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

      Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2004, consumer loans totaled $130.0 million, or 13.0% of the total loan portfolio.

      At September 30, 2004, the largest group of consumer loans consisted of $106.9 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2004, homeowner loans totaled $26.9 million or 2.7% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $80.0 million, or 8.0% of our total loan portfolio at September 30, 2004, with $47.4 million remaining undisbursed.

      Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2004, these loans totaled $23.0 million, or 2.3% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms. Personal loans are generally unsecured and carry higher interest rates and shorter terms than homeowner loans or automobile loans.

      Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

      Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles. In addition, the repayment of consumer loans depends on the borrowers' continued financial stability, as repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

                                                                            September 30,
                                   -------------------------------------------------------------------------------------------------
                                           2004              2003                2002                2001                2000
                                   -----------------  ------------------  ------------------  ------------------  ------------------
                                     Amount  Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   --------- -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                         (Dollars in thousands)
One- to four-family
   residential mortgage loans..    $ 380,749   38.2%  $ 380,776    53.3%  $ 366,111    54.6%  $ 358,198    58.2%  $ 343,871    57.5%
                                   ---------  -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Commercial real estate loans ..      327,414   32.8     188,360    26.4     163,329    24.3     129,295    21.0     124,988    20.9
Commercial business loans .....      105,196   10.5      54,174     7.6      41,320     6.2      31,394     5.1      27,483     4.6
Construction loans ....... ....       54,294    5.4      10,323     1.4      17,020     2.5      19,490     3.2      29,599     5.0
                                   ---------  -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
   Total commercial loans .....      486,904   48.7     252,857    35.4     221,669    33.0     180,179    29.3     182,070    30.5
                                   ---------  -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Home equity lines of credit ...       80,013    8.1      50,197     7.0      39,727     5.9      31,125     5.1      28,021     4.7
Homeowner loans ...............       26,921    2.7      25,225     3.6      36,880     5.5      39,501     6.4      37,027     6.2
Other consumer loans ..........       23,047    2.3       5,198     0.7       6,812     1.0       6,266     1.0       6,486     1.1
                                   ---------  -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
   Total consumer loans .......      129,981   13.1      80,620    11.3      83,419    12.4      76,892    12.5      71,534    12.0
                                   ---------  -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Total loans ...................      997,634  100.0%    714,253   100.0%    671,199   100.0%    615,269   100.0%    597,475   100.0%
                                              =====               =====               =====               =====               =====

Allowance for loan losses .....      (17,353)           (11,069)            (10,383)             (9,123)             (7,653)
                                   ---------          ---------           ---------           ---------           ---------

Total loans, net ..............    $ 980,281          $ 703,184           $ 660,816           $ 606,146           $ 589,822
                                   =========          =========           =========           =========           =========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2004. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                        One- to Four-Family      Commercial Real Estate        Commercial Business
                                        -------------------      -----------------------       -------------------
                                                   Weighted                     Weighted                  Weighted
                                                   Average                       Average                  Average
                                        Amount       Rate        Amount           Rate         Amount       Rate
                                        ------     --------      ------         --------       ------     --------
                                                                (Dollars in thousands)
Due During the Years Ending
September 30,
-------------
2005 (1) .............                 $ 18,708      6.08%      $ 41,002          6.44%       $ 68,752      5.61%
2006 to 2009 .........                   45,947      5.70         72,921          6.52          20,398      6.16
2010 and beyond ......                  316,094      5.88        213,491          6.64          16,046      6.41
                                       --------                 --------                      --------

         Total .......                 $380,749      5.87%      $327,414          6.59%       $105,196      5.84%
                                       ========                 ========                      ========

                                            Construction (2)        Consumer              Total
                                           -----------------    -----------------   -----------------
                                                    Weighted             Weighted            Weighted
                                                     Average              Average             Average
                                           Amount     Rate      Amount     Rate     Amount     Rate
                                           ------   --------    ------   --------   ------   --------
                                                            (Dollars in thousands)
Due During the Years Ending
September 30,
-------------
2005 (1) .............                    $ 44,510    5.92%    $ 12,446    7.50%   $185,418    6.04%
2006 to 2009 .........                         692    6.45       16,005    7.30     155,963    6.31
2010 and beyond ......                       9,092    5.81      101,530    4.66     656,253    5.95
                                          --------             --------            --------

         Total .......                    $ 54,294    5.91%    $129,981    5.26%   $997,634    6.03%
                                          ========             ========            ========

----------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.

(2)   Includes land acquisition loans.

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2004 that are contractually due after September 30, 2005.

                                                                         Due After September 30, 2005
                                                                    ---------------------------------------
                                                                     Fixed        Adjustable         Total
                                                                    --------      ----------       --------
                                                                               (In thousands)
One- to four-family residential mortgage loans ..........           $309,643       $ 52,398        $362,041
                                                                    --------       --------        --------

Commercial real estate loans ............................            169,860        116,552         286,412
Commercial business loans ...............................             28,490          7,954          36,444
Construction loans ......................................              3,043          6,741           9,784
                                                                    --------       --------        --------
         Total commercial loans .........................            201,393        131,247         332,640
                                                                    --------       --------        --------

Consumer loans ..........................................                 13        117,522         117,535
                                                                    --------       --------        --------

         Total loans ....................................           $511,049       $301,167        $812,216
                                                                    ========       ========        ========

      Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These include competing banks, savings banks, credit unions, mortgage banking companies, life insurance companies and similar financial services firms. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

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

      We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy has been to retain the servicing rights for all conforming loans sold. We therefore continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

      The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan-to-one borrower limit described below require approval by the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $2 million to any one borrower and group of related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $1,000,000. The maximum individual authority to approve an unsecured loan is $50,000, however, for credit-scored small business loans; the maximum individual authority is $150,000.

      We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $15 million, for the next group of borrowers is $12 million, and for the third group is $6 million. Sublimits apply based on reliance on any single property, and for commercial business loans. However, for loans that fall into the best rated group or the next best group, the limits may be increased by 20% in certain cases if the loans are secured by mortgages on three or more properties.

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

      Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $1,263,000 at September 30, 2004.

      To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $746,000 are included in other assets at September 30, 2004. See also Notes 3 and 6 of the Notes to Consolidated Financial Statements.

      Loans to One Borrower. At September 30, 2004, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $13.3 million, $10.1 million, $8.6 million, $8.4 million and $7.3 million. See "Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. Computer-generated late notice is sent by the 16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days. For other commercial loans, procedures vary depending upon individual circumstances.

      Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2004, we had non-accrual loans of $2.7 million.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2004 we had no REO.

      The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                                 Loans Delinquent For
                                                    -----------------------------------------------
                                                          60-89 Days            90 Days and Over               Total
                                                    ---------------------     ---------------------     ---------------------
                                                     Number       Amount       Number       Amount       Number       Amount
                                                    --------     --------     --------     --------     --------     --------
                                                                        (Dollars in thousands)
At September 30, 2004
---------------------
   One- to four-family ........................            6     $    761           11     $  1,597           17     $  2,359
   Commercial real estate .....................            1          377            4          488            5          865
   Commercial business ........................            7          158            7          474           14          632
   Consumer ...................................           25          107           19          178           44          285
                                                    --------     --------     --------     --------     --------     --------
     Total ....................................           39     $  1,403           41     $  2,737           80     $  4,141
                                                    ========     ========     ========     ========     ========     ========

At September 30, 2003
---------------------
   One- to four-family ........................            6     $    626            6     $    951           12     $  1,577
   Commercial real estate .....................            1           36            8        3,632            9        3,668
   Commercial business ........................            1           36           --           --            1           36
   Consumer ...................................            7           63            3          114           10          177
                                                    --------     --------     --------     --------     --------     --------
     Total ....................................           15     $    761           17     $  4,697           32     $  5,458
                                                    ========     ========     ========     ========     ========     ========

At September 30, 2002
---------------------
   One- to four-family ........................            6     $    577           22     $  2,291           28     $  2,868
   Commercial real estate .....................           --           --            3        2,492            3        2,492
   Consumer ...................................            7           37           14          171           21          208
                                                    --------     --------     --------     --------     --------     --------
     Total ....................................           13     $    614           39     $  4,954           52     $  5,568
                                                    ========     ========     ========     ========     ========     ========

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                             September 30,
                                                    ------------------------------------------------------------
                                                       2004        2003          2002        2001        2000
                                                    --------     --------      --------    --------     --------
                                                                       (Dollars in thousands)
Non-accrual loans:
   One- to four-family ........................     $  1,597     $    951      $  2,291    $  1,684     $  2,496
   Commercial real estate .....................          488        3,632         2,492         418        1,149
   Commercial business ........................          474           --            --          --           --
   Construction ...............................           --           --            --          --           27
   Consumer ...................................          178          114           171         175          359
                                                    --------     --------      --------    --------     --------
     Total non-performing loans ...............        2,737        4,697         4,954       2,277        4,031
                                                    --------     --------      --------    --------     --------

Real estate owned:
   One- to four-family ........................           --           --            41         109          154
                                                    --------     --------      --------    --------     --------
     Total real estate owned ..................           --           --            41         109          154
                                                    --------     --------      --------    --------     --------

Total non-performing assets ...................     $  2,737     $  4,697      $  4,995    $  2,386     $  4,185
                                                    ========     ========      ========    ========     ========

Ratios:
   Non-performing loans to total loans ........         0.27%        0.66%         0.74%       0.37%        0.67%
   Non-performing assets to total assets ......         0.15         0.40          0.49        0.27         0.50

      For the year ended September 30, 2004, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $163,000. Interest income actually recognized on such loans totaled $119,000.

      Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2004, we had $4.7 million of assets designated as special mention.

      When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2004, classified assets consisted of substandard assets of $3.7 million and $260,000 doubtful assets (loans).

      Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as allowances determined for each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentages are determined by management based on historical loss experience for the applicable loan category, which are adjusted to reflect our evaluation of:

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

      We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one-to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project (business operation of the borrower who is also the primary occupant), and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

      The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                   At or For the Years Ended September 30,
                                                       --------------------------------------------------------------
                                                         2004         2003          2002          2001         2000
                                                       --------     --------      --------      --------     --------
                                                                          (Dollars in thousands)
Balance at beginning of year ...................       $ 11,069     $ 10,383      $  9,123      $  7,653     $  6,202
                                                       --------     --------      --------      --------     --------

Charge-offs:
   One- to four-family .........................             (1)          --            --           (25)        (168)
   Commercial real estate ......................             --           --           (31)           --           (1)
   Commercial business .........................           (284)        (212)         (130)           (1)          (6)
   Consumer ....................................           (199)        (140)         (163)         (133)        (195)
                                                       --------     --------      --------      --------     --------
     Total charge-offs .........................           (484)        (352)         (324)         (159)        (370)

Recoveries:
   One- to four-family .........................             86           --            --            --           24
   Commercial real estate ......................             --           --            --            96           --
   Commercial business .........................             32           40            40            42           24
   Construction ................................             --           --            --            --           --
   Consumer ....................................            100           98           107            51           63
                                                       --------     --------      --------      --------     --------
     Total recoveries ..........................            218          138           147           189          111

Net (charge-offs) recoveries ...................           (266)        (214)         (177)           30         (259)
Allowance recorded in acquisitions .............          5,750           --           537            --           --
Provision for loan losses ......................            800          900           900         1,440        1,710
                                                       --------     --------      --------      --------     --------

Balance at end of year .........................       $ 17,353     $ 11,069      $ 10,383      $  9,123     $  7,653
                                                       ========     ========      ========      ========     ========

Ratios:
Net charge-offs to average loans
   outstanding (annualized) ....................           0.03%        0.03%         0.03%           --%        0.04%
Allowance for loan losses to
   non-performing loans ........................         634.00       235.66        209.59        400.66       189.85
Allowance for loan losses to total loans .......           1.74         1.55          1.55          1.48         1.28

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

                                                                        September 30,
                                   ---------------------------------------------------------------------------------------
                                                      2004                                         2003
                                   -----------------------------------------      ----------------------------------------
                                                                  Percent of                                    Percent of
                                    Allowance        Loan       Loans in Each     Allowance        Loan       Loans in Each
                                    for Loan      Balances by    Category to      for Loan      Balances by    Category to
                                     Losses        Category      Total Loans       Losses        Category      Total Loans
                                   ----------     -----------   ------------      ---------     -----------    -----------
                                                                     (Dollars in thousands)
One- to four-family ..........     $  1,588         $380,749         38.2%        $  1,513        $380,776         53.3%
Commercial real estate .......        7,443          327,414         32.8            6,009         188,360         26.4
Commercial business ..........        4,571          105,196         10.5            2,413          54,174          7.6

Construction .................        2,090           54,294          5.4              420          10,323          1.4
Consumer .....................        1,661          129,981         13.1              714          80,620         11.3
                                   --------         --------        -----         --------        --------        -----

   Total ......................    $ 17,353         $997,634        100.0%        $ 11,069        $714,253        100.0%
                                   ========         ========        =====         ========        ========        =====

                                                     September 30,
                                      -------------------------------------------
                                                         2002
                                      -------------------------------------------
                                                                      Percent of
                                                                       Loans in
                                                          Loan           Each
                                      Allowance for    Balances by    Category to
                                       Loan Losses      Category      Total Loans
                                      -------------    -----------    -----------
                                                 (Dollars in thousands)
One- to four-family ..........           $  3,315       $366,111         54.6%
Commercial real estate .......              4,275        163,329         24.3
Commercial business ..........                925         41,320          6.2

Construction .................                871         17,020          2.5
Consumer .....................                997         83,419         12.4
                                         --------       --------        -----

   Total ......................          $ 10,383       $671,199        100.0%
                                         ========       ========        =====

                                                                September 30,
                            --------------------------------------------------------------------------------------
                                              2001                                         2000
                            -----------------------------------------     ----------------------------------------
                                                          Percent of                                   Percent of
                            Allowance        Loan       Loans in Each     Allowance        Loan       Loans in Each
                            for Loan      Balances by    Category to      for Loan      Balances by    Category to
                             Losses        Category      Total Loans       Losses        Category      Total Loans
                            ---------     -----------   -------------     ---------     -----------    -----------
                                                            (Dollars in thousands)
One- to four-family ..      $  2,638       $358,198          58.2%        $  2,423       $343,871          57.5%
Commercial real estate         3,930        129,295          21.0            3,210        124,988          20.9
Commercial business ..           841         31,394           5.1              481         27,483           4.6
Construction .........           871         19,490           3.2              733         29,599           5.0
Consumer .............           843         76,892          12.5              806         71,534          12.0
                            --------       --------         -----         --------       --------         -----

   Total .............      $  9,123       $615,269         100.0%        $  7,653       $597,475         100.0%
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

      Government Securities. At September 30, 2004, we held government securities available for sale with a fair value of $192.3 million, consisting primarily of U.S. Treasury and Agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

      Corporate and Municipal Bonds. At September 30, 2004, we held no corporate debt securities. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or Agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 5% of assets. At September 30, 2004, we held $50.5 million in bonds issued by states and political subdivisions, $29.9 million of which were classified as held to maturity at amortized cost and $20.6 million of which were classified as available for sale at fair value.

      Equity Securities. At September 30, 2004, our equity securities available for sale had a fair value of $1.2 million and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. We also held $10.2 million (at cost) of Federal Home Loan Bank of New York ("FHLBNY") common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends recorded in the year ended September 30, 2004 amounted to $141,000.

      Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government. At September 30, 2004, our mortgage-backed securities portfolio totaled $359.1 million, consisting of $320.2 million available for sale at fair value and $38.9 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $12.4 million, consisting of $9.6 million available for sale at fair value and $2.8 million held to maturity at amortized cost. The remaining mortgage-backed securities of $346.7 million were pass-through securities, consisting of $310.6 million available for sale at fair value and $36.1 million held to maturity at amortized cost.

      Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

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

      Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

                                                                                       September 30,
                                                     -------------------------------------------------------------------------------
                                                              2004                         2003                         2002
                                                     -----------------------     -----------------------      ----------------------
                                                     Amortized                   Amortized                    Amortized       Fair
                                                        Cost       Fair Value       Cost       Fair Value        Cost         Value
                                                     ---------      --------     ---------      --------      ---------     --------
                                                                                      (In thousands)
Investment Securities:
   U.S. Government securities ..................      $  4,992      $  5,042      $ 20,374      $ 20,627      $ 21,199      $ 21,658
   Federal agency obligations ..................       187,796       187,260       110,018       112,983        87,878        91,625
   Corporate debt securities ...................            --            --         6,030         6,623        30,079        32,144
   State and municipal securities ..............        20,482        20,559         2,545         2,536            --            --
   Equity securities ...........................         1,005         1,214         1,052         1,326         1,113         2,071
                                                      --------      --------      --------      --------      --------      --------

   Total investment securities
     available for sale ........................       214,275       214,075       140,019       144,095       140,269       147,498
                                                      --------      --------      --------      --------      --------      --------

Mortgage-Backed Securities:
   Pass-through securities:
     Fannie Mae ................................       238,112       237,474        80,233        80,546        20,076        21,121
     Freddie Mac ...............................        66,466        66,807        50,439        51,516        10,591        11,023
     Ginnie Mae ................................         1,626         1,630            --            --            --            --
     Other .....................................         4,322         4,695         4,377         4,879         4,430         5,000
   CMOs and REMICs .............................         9,711         9,616        19,733        19,679        21,352        21,504
                                                      --------      --------      --------      --------      --------      --------

   Total mortgage-backed securities
     available for sale ........................       320,237       320,222       154,782       156,620        56,449        58,648
                                                      --------      --------      --------      --------      --------      --------

   Total securities available for sale .........      $534,512      $534,297      $294,801      $300,715      $196,718      $206,146
                                                      ========      ========      ========      ========      ========      ========

      At September 30, 2004, our available for sale U. S. Treasury securities portfolio, at fair value, totaled $5.0 million, or 0.3% of total assets, and the federal agency securities portfolio, at fair value, totaled $187.3 million, or 10.3% of total assets. Of the combined U.S. Government and agency portfolio, based on amortized cost, $10.2 million had maturities of one year or less and a weighted average yield of 2.63%, and $182.6 million had maturities of between one and five years and a weighted average yield of 2.95%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures may be callable on a quarterly or one time basis depending on the security's individual terms following an initial holding period of from twelve to twenty-four months.

      Equity securities available for sale at September 30, 2004 had a fair value of $1.2 million.

      At September 30, 2004, $310.6 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 17.0% of total assets. At the same date, the fair value of our available for sale CMO portfolio totaled $9.6 million, or 0.5% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 3.7%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2004 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

      Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                                      September 30,
                                                      ------------------------------------------------------------------------------
                                                                2004                      2003                        2002
                                                      -----------------------    -----------------------     -----------------------
                                                      Amortized                  Amortized                   Amortized
                                                        Cost       Fair Value       Cost      Fair Value         Cost     Fair Value
                                                      ---------    ----------    ---------    ----------     ---------    ----------
                                                                                     (In thousands)
      Investment Securities:
         State and municipal securities .........     $  29,894     $  30,523    $  18,384     $  19,386     $  16,409     $  17,325
         Other ..................................           309           265           --            --            --            --
                                                      ---------     ---------    ---------     ---------     ---------     ---------
         Total investment securities held to
           maturity .............................        30,203        30,788       18,384        19,386        16,409        17,325
                                                      ---------     ---------    ---------     ---------     ---------     ---------

      Mortgage-Backed Securities:
         Pass-through securities:

           Ginnie Mae ...........................           685           722        1,103         1,165         2,785         2,988
           Fannie Mae ...........................        17,157        17,413       23,249        23,698        28,600        30,177
           Freddie Mac ..........................        18,245        18,464       26,511        27,016        34,693        35,788
         CMOs and REMICs ........................         2,788         2,843        4,297         4,363         4,304         4,428
                                                      ---------     ---------    ---------     ---------     ---------     ---------

         Total mortgage-backed
           securities held to maturity ..........        38,875        39,442       55,160        56,242        70,382        73,381
                                                      ---------     ---------    ---------     ---------     ---------     ---------

         Total securities held to maturity ......     $  69,078     $  70,230    $  73,544     $  75,628     $  86,791     $  90,706
                                                      =========     =========    =========     =========     =========     =========

      At September 30, 2004, our held to maturity mortgage-backed securities portfolio totaled $38.9 million at amortized cost, consisting of: $16.8 million with a weighted average yield of 5.01% and contractual maturities of one year or less and $22.1 million with a weighted average yield of 4.96% and contractual maturities within five years; CMOs of $2.8 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

      Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2004 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                              More than One Year       More than Five Years
                                       One Year or Less       through Five Years        through Ten Years
                                     --------------------    --------------------     ---------------------
                                                 Weighted                Weighted                  Weighted
                                     Amortized    Average    Amortized    Average     Amortized     Average
                                        Cost       Yield        Cost       Yield         Cost        Yield
                                     ---------   --------    ---------   --------     ---------    --------
                                                            (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
     Fannie Mae ..............       $ 48,791       4.15%     $184,427       4.00%    $  4,895       4.97%
     Freddie Mac .............            571       3.45        61,570       4.30        4,325       5.25
     Other ...................          2,238       3.62        13,420       4.92           --         --
                                     --------     ------      --------     ------     --------     ------
       Total .................         51,600       4.12       259,417       4.12        9,220       5.10
                                     --------     ------      --------     ------     --------     ------
Investment Securities
     U.S. Government and
       agency securities .....         10,214       2.63       182,574       2.95           --         --
     Equity securities .......             --         --            --         --        1,005         --
     State and municipal
       securities ............          1,187       2.85         2,747       2.55        5,763       3.49
                                     --------     ------      --------     ------     --------     ------
       Total .................         11,401       2.65       185,321       2.94        6,768       2.97
                                     --------     ------      --------     ------     --------     ------
   Total debt securities
     available for sale ......       $ 63,001       3.85%     $444,738       3.63%    $ 15,988       4.20%
                                     ========     ======      ========     ======     ========     ======

Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae ..............       $  9,629       4.36%     $  7,528       6.00%    $     --         --%
     Freddie Mac .............          7,022       5.81        11,222       4.71           --         --
     Ginnie Mae & Other ......            172       8.57         3,302       3.43           --         --
                                     --------     ------      --------     ------     --------     ------
       Total .................         16,823       5.01        22,052       4.96           --         --

Investment Securities
     State and municipal
       securities ............         10,146       1.62         8,989       3.56        9,926       3.92
    Other ....................             50       6.79           259       4.43           --         --
                                     --------     ------      --------     ------     --------     ------
    Total ....................         10,196       1.65         9,248       3.58        9,926       3.92
                                     --------     ------      --------     ------     --------     ------
   Total debt securities
        held to maturity .....       $ 27,019       3.74%     $ 31,300       4.55%    $  9,926       3.92%
                                     ========     ======      ========     ======     ========     ======


                                         More than Ten Years              Total Securities
                                        ---------------------     ---------------------------------
                                                     Weighted                              Weighted
                                        Amortized     Average     Amortized                 Average
                                           Cost        Yield         Cost     Fair Value     Yield
                                        ---------    --------     ---------   ----------   --------
                                                         (Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
     Fannie Mae ...............          $     --         --%     $238,112     $237,474       4.05%
     Freddie Mac ..............                --         --        66,466       66,807       4.35

     Other ....................                --         --        15,659       15,941       4.73
                                         --------     ------      --------     --------     ------
       Total ..................                --         --       320,237      320,222       4.15
                                         --------     ------      --------     --------     ------
Investment Securities
     U.S. Government and
       agency securities ......                --         --       192,788      192,302       2.93
     Equity securities ........                --         --         1,005        1,214         --
     State and municipal
       securities .............            10,785       4.08        20,482       20,559       3.64
                                         --------     ------      --------     --------     ------
       Total ..................            10,785       4.08       214,275      214,075       2.98
                                         --------     ------      --------     --------     ------
   Total debt securities
     available for sale .......          $ 10,785       4.08%     $534,512     $534,297       3.68%
                                         ========     ======      ========     ========     ======

Held to Maturity:
Mortgage-Backed Securities
     Fannie Mae ...............          $     --         --%     $ 17,157     $ 17,413       5.08%
     Freddie Mac ..............                --         --        18,245       18,464       5.13
     Ginnie Mae & Other .......                --         --         3,473        3,565       3.69
                                         --------     ------      --------     --------     ------
       Total ..................                --         --        38,875       39,442       4.98

Investment Securities
     State and municipal
       securities .............               833       5.01        29,894       30,523       3.06
    Other .....................                --         --           309          265       4.81
                                         --------     ------      --------     --------     ------
    Total .....................               833       5.01        30,203       30,788       3.08
                                         --------     ------      --------     --------     ------
   Total debt securities
        held to maturity ......          $    833       5.01%     $ 69,078     $ 70,230       4.13%
                                         ========     ======      ========     ========     ======

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

      At September 30, 2004, our deposits totaled $1.2 billion. Interest-bearing deposits totaled $950.2 million, and non-interest-bearing demand deposits totaled $289.4 million. NOW, savings and money market deposits totaled $616.8 million at September 30, 2004. Also at that date, we had a total of $333.3 million in certificates of deposit, of which $277.8 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy we believe we will retain a large portion of such accounts upon maturity.

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

      The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                       September 30,
                              ---------------------------------------------------------------------------------------------------
                                           2004                             2003                                    2002
                              -----------------------------   -------------------------------   ---------------------------------
                                                   Weighted                          Weighted                            Weighted
                                                    Average                          Average                             Average
                                Amount    Percent    Rate       Amount     Percent     Rate       Amount     Percent       Rate
                              ----------  -------  --------   ----------   -------   --------   ----------   -------     --------
                                                                  (Dollars in thousands)
Demand deposits:
   Retail ...............     $  122,276     9.9%       --%   $   90,471     10.4%       --%    $   54,399      6.8%         --%
   Commercial ...........        167,084    13.4        --        72,538      8.3        --         55,732      6.9          --
                              ----------   -----              ----------    -----               ----------    -----
   Total demand deposits         289,360    23.3        --       163,009     18.7        --        110,131     13.7          --
NOW deposits ............         83,439     6.8      0.21        62,367      7.2      0.20         82,983     10.4        0.40
Savings deposits ........        360,138    29.0      0.45       279,717     32.2      0.40        247,918     31.0        0.99
Money market deposits ...        173,272    14.0      0.64       128,222     14.7      0.52        115,065     14.4        1.23
                              ----------   -----              ----------    -----               ----------    -----
                                 906,209    73.1      0.47       633,315     72.8      0.41        556,097     69.5        0.76
Certificates of deposit .        333,323    26.9      1.86       236,238     27.2      1.85        243,529     30.5        2.64
                              ----------   -----              ----------    -----               ----------    -----

   Total deposits .......     $1,239,532   100.0%     0.96%   $  869,553    100.0%     0.72%    $  799,626    100.0%       1.33%
                              ==========   =====              ==========    =====               ==========    =====

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                      At September 30, 2004
                                 ------------------------------------------------------------------------
                                                        Period to Maturity
                                 ------------------------------------------------------------------------    Total at September 30,
                                 Less than   One to Two     Two to     More than               Percent of    ----------------------
                                 One Year       Years    Three Years  Three Years      Total      Total        2003          2002
                                 ---------   ----------  -----------  -----------    --------  ----------    --------      --------
                                                                        (Dollars in thousands)
Interest Rate Range:
   2.00% and below .........     $236,076     $ 13,098     $    421     $     30     $249,625      74.8%     $164,462      $107,202
   2.01% to 3.00% ..........       25,422       10,933        5,207        1,129       42,691      12.8        28,265        73,101
   3.01% to 4.00% ..........        7,537          273        7,976        6,053       21,839       6.6        26,236        27,373
   4.01% to 5.00% ..........        6,123        1,320        3,428        5,360       16,231       4.9        14,281        20,245
   5.01% to 6.00% ..........        2,037          250           33           --        2,320       0.7         2,378         6,563
   6.01% and above .........          617           --           --           --          617       0.2           616         9,045
                                 --------     --------     --------     --------     --------     -----      --------      --------

   Total ...................     $277,812     $ 25,874     $ 17,065     $ 12,572     $333,323     100.0%     $236,238      $243,529
                                 ========     ========     ========     ========     ========     =====      ========      ========

      The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2004.

                                                                                     Maturity
                                                              ------------------------------------------------------
                                                              3 Months or     Over 3 to 6    Over 6 to 12    Over 12
                                                                  Less           Months         Months        Months         Total
                                                              -----------     -----------    ------------    -------       --------
                                                                                           (In thousands)
Certificates of deposit less than $100,000 ..............       $ 95,516       $ 45,072       $ 53,365       $ 45,458      $239,411
Certificates of deposit of $100,000 or more (1) .........         60,382         13,100         10,377         10,053        93,912
                                                                --------       --------       --------       --------      --------
   Total of certificates of deposit .....................       $155,898       $ 58,172       $ 63,742       $ 55,511      $333,323
                                                                ========       ========       ========       ========      ========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 1.76% for 3 months or less; 1.77% for 3 to 6 months; 1.94% for 6 to 12 months; and 2.15% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.84%.

      Borrowings. Our borrowings consist of advances and repurchase agreements. At September 30, 2004, we had access to additional Federal Home Loan Bank advances of up to $228 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank and other advances and repurchase agreements at the dates and for the years indicated.

                                                             At or For the Years Ended September 30,
                                                            ------------------------------------------
                                                              2004             2003             2002
                                                            --------         --------         --------
                                                                       (Dollars in thousands)
Balance at end of year .............................        $214,909         $164,757         $102,968
Average balance during year ........................         159,948          112,248          113,446
Maximum outstanding at any month end ...............         214,910          164,757          131,637
Weighted average interest rate at end of year ......            2.97%            2.98%            4.08%
Average interest rate during year ..................            3.17%            3.83%            4.85%

Activities of Subsidiaries and Affiliated Entities

      Provident Municipal Bank is a wholly-owned subsidiary of Provident Bank. Provident Municipal Bank is a New York State-chartered commercial bank whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings institutions, including federally chartered savings associations, such as Provident Bank. Provident Municipal Bank began operations on April 19, 2002, and at September 30, 2004 had $106.7 million in deposits from municipal entities in the communities served by Provident Bank.

      Provest Services Corp. is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, mutual funds, life and health insurance products to Provident Bank's customers. Through September 30, 2004, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. holds both residential and commercial real estate loans.

      At the time of our initial public offering, 46.7% of our common stock was sold to the public, and the remaining 53.3% was retained by Provident Bancorp, MHC, the successor to our original mutual savings association. The accounts of Provident Bancorp, MHC are not included in our consolidated financial statements for the years ending September 30, 2003 and 2002.

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

Employees

      As of September 30, 2004, we had 396 full-time employees and 56 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

      At September 30, 2004, Provident Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2004, Provident Bank was in compliance with the loans-to-one-borrower limitations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2004, Provident Bank maintained approximately 85% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

      Privacy Standards. Effective July 2001, financial institutions, including Provident Bank, became subject to regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Provident Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personnel information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, Provident Bank is required to provide its customers with the ability to "opt-out" of having Provident Bank share their nonpublic personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Provident Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers' personal information.

      Also effective July 1, 2001, the Office of Thrift Supervision and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records, or information that could result in substantial harm or inconvenience to any customer. Provident Bank has implemented these guidelines, and such implementation did not have a material adverse effect on our operations.

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

      At September 30, 2004, Provident Bank met the criteria for being considered "well-capitalized."

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

      Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2004, Provident Bank was in compliance with this requirement.

Federal Reserve System

      Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2004, Provident Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, such as Provident Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Holding Company Regulation

      Provident Bancorp is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Provident Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Provident Bank.

      Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Provident Bancorp is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 (the "Act"), provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that enforces auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

ITEM 2. Properties
------------------

      As of September 30, 2004, Provident Bank leased 14 properties, including its headquarters location, from third parties. In addition, Provident Bank owns fourteen properties. At September 30, 2004, the net book value of our properties was $11.6 million. The following is a list of our locations:

Corporate Office, Commercial Lending Division, and Investment Management and Trust Department:

      # 400 Rella Boulevard
      Montebello, NY 10901
      (845) 369-8040

Rockland County Branches:
------------------------

# 44 West Route 59                     * 196 Route 59                  # 69 Brookside Avenue
Nanuet, NY 10954                       Suffern, NY 10901               Chester, NY 10918
(845)627-6180                          (845)369-8360                   (845)469-2255

# 38-40 New Main Street                # 1633 Route 202                # 400 Route 211 East
Haverstraw, NY 10927                   Pomona, NY 10970                Middletown, NY 10940
(845)942-3880                          (845)364-5690                   (845)344-0125

* 375 Route 303 at Kings Highway       # 44 North Main Street          * 200 Stony Brook Court
Orangeburg, NY 10962                   (Shop Rite Supermarket)         Newburgh, NY 12550
(845)398-4810                          New City, NY 10956              (845)561-1000
                                       (845)639-7650
* 148 Route 9W                                                         # 2380 Route 52
Stony Point, NY 10980                  Orange County Branches:         Pine Bush, NY 12566
(845)942-3890                          -----------------------         (845)744-2088

* 179 South Main Street                # 125 Dolson Avenue             Ulster County Branches:
New City, NY 10956                     (Shop Rite Supermarket)         -----------------------
(845)639-7750                          Middletown, NY 10940
                                       (845)342-5777                   * 70 Canal Street
* 72 West Eckerson Road                                                Ellenville, NY 12428
Spring Valley, NY 10977                # 153 Route 94                  (845)647-4300
(845)426-7230                          (Shop Rite Supermarket)
                                       Warwick, NY 10990               * 6100 Route 209
# 715 Route 304                        (845)986-9540                   Kerhonkson, NY 1244
Bardonia, NY 10954                                                     (845)626-3500
(845)623-6340                          * 7 Edward J. Lempka Drive
                                       Florida, NY 10921               Sullivan County Branches:
# 1 Lake Road West                     (845)651-4091                   -------------------------
Congers, NY 10920
(845)267-2180                          * 1992 Route 284                * 5250 Main Street, Route 42
                                       Slate Hill, NY 10973            South Fallsburg, NY 12779
* 71 Lafayette Avenue                  (845)355-6181                   (845)434-3070
Suffern, NY 10901
(845)369-8350                          # 300 Larkin Drive              * Broadway, PO Box 577
                                       Harriman Commons                Woodridge, NY 12789
# 26 North Middletown Road             Monroe, NY 10950                (845)434-6440
(Shop Rite Supermarket)                (845)782-7226
Pearl River, NY 10965
(845)627-6170                          * 815 Route 208
                                       Monroe, NY 10950
                                       (845)782-4111

* owned       # leased
----------------------

ITEM 3. Legal Proceedings
-------------------------

      Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to Provident Bancorp's financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      No matters were submitted to a vote of stockholders during the quarter ended September 30, 2004.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

      The common stock of Provident Bancorp is quoted on the Nasdaq National Market under the symbol "PBCP." As of September 30, 2004, Provident Bancorp had 11 registered market makers, 6,243 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 39,618,373 shares outstanding.

      The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

                                                                  Cash Dividends
                 Quarter Ended         High            Low           Declared
            ------------------        ------         ------       --------------

            September 30, 2004        $11.75         $10.58            $0.04
            June 30, 2004              11.90          10.25             0.04
            March 31, 2004             12.15          10.64             0.035
            December 31, 2003          10.87           9.33             0.035

            September 30, 2003          9.70           7.47             0.034
            June 30, 2003               7.46           7.04             0.034
            March 31, 2003              7.11           6.77             0.032
            December 31, 2002           7.11           6.26             0.029

            Information prior to January 14, 2004 has been restated to reflect the 4.4323-to-1 stock split in conjunction with the Company's second-step stock offering.

      Payment of dividends on Provident Bancorp's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. There were no repurchases of the Company's shares of common stock during the fourth quarter of the fiscal year ended September 30, 2004.

ITEM 6. Selected Financial Data
-------------------------------

      The following financial condition data and operating data are derived from the audited consolidated financial statements of Provident Bancorp. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this report, respectively.

                                                                                    At September 30,
                                                         ----------------------------------------------------------------------
                                                            2004           2003           2002           2001           2000
                                                         ----------     ----------     ----------     ----------     ----------
                                                                                     (In thousands)
Selected Financial Condition Data:

Total assets .......................................     $1,826,151     $1,174,305     $1,027,701     $  881,260     $  844,303
Loans, net (1) .....................................        980,281        703,184        660,816        606,146        589,822
Securities available for sale ......................        534,297        300,715        206,146        163,928        162,157
Securities held to maturity ........................         69,078         73,544         86,791         71,355         48,586
Deposits ...........................................      1,239,532        869,553        799,626        653,100        608,976
Borrowings .........................................        214,909        164,757        102,968        110,427        127,571
Equity .............................................        349,512        117,857        110,867        102,620         90,986

                                                                               Years Ended September 30,
                                                         ----------------------------------------------------------------------
                                                           2004(9)         2003          2002(10)        2001           2000
                                                         ----------     ----------     ----------     ----------     ----------
                                                                                     (In thousands)
Selected Operating Data:

Interest and dividend income .......................     $   74,508     $   57,790     $   59,951     $   60,978     $   58,899
Interest expense ...................................         12,982         12,060         17,201         26,244         26,034
                                                         ----------     ----------     ----------     ----------     ----------
   Net interest income .............................         61,526         45,730         42,750         34,734         32,865
Provision for loan losses ..........................            800            900            900          1,440          1,710
                                                         ----------     ----------     ----------     ----------     ----------
   Net interest income after provision for loan
      losses .......................................         60,726         44,830         41,850         33,294         31,155
Non-interest income ................................         11,573          9,555          5,401          4,706          3,391
Non-interest expense ...............................         56,146         36,790         32,161         26,431         25,808
                                                         ----------     ----------     ----------     ----------     ----------
Income before income tax expense ...................         16,153         17,595         15,090         11,569          8,738
Income tax expense .................................          5,136          6,344          5,563          4,087          2,866
                                                         ----------     ----------     ----------     ----------     ----------
   Net income ......................................     $   11,017     $   11,251     $    9,527     $    7,482     $    5,872
                                                         ==========     ==========     ==========     ==========     ==========

                                                  (footnotes on following pages)

                                                                                   At or For the Years Ended September 30,
                                                                        -----------------------------------------------------------

                                                                         2004(9)      2003        2002(10)       2001         2000
                                                                        -------      -------      -------      -------      -------
Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average
  total assets) ...................................................        0.69%        1.04%        0.99%        0.87%        0.70%
Return on equity (ratio of net income to average
  equity) .........................................................        3.94         9.92         8.92         7.71         6.58
Average interest rate spread  (2) .................................        3.94         4.30         4.33         3.56         3.51
Net interest margin (3) ...........................................        4.25         4.55         4.71         4.20         4.12
Efficiency ratio (4) ..............................................       76.81        66.55        66.79        67.02        71.18
Non-interest expense to average total assets ......................        3.49         3.40         3.36         3.06         3.08
Ratio of average interest-earning assets
  to average interest-bearing liabilities .........................      135.27       121.33       120.03       120.20       118.54

Per Share and Related Data: (8)

Basic earnings per share (8) ......................................     $  0.30      $  0.33      $  0.28      $  0.22      $  0.17
Diluted earnings per share ........................................        0.29         0.32         0.27         0.22         0.17
Dividends per share (5) ...........................................        0.15         0.13         0.09         0.05         0.03
Dividend payout ratio (6) .........................................       50.00%       39.39%       32.14%       22.73%       17.65%
Book value per share (7) ..........................................     $  8.82      $  3.35      $  3.13      $  2.89      $  2.54

Asset Quality Ratios:

Non-performing assets to total assets .............................        0.15%        0.40%        0.49%        0.27%        0.50%
Non-performing loans to total loans ...............................        0.27         0.66         0.74         0.37         0.67
Allowance for loan losses to non-performing
  loans ...........................................................      634.02       235.66       209.59       400.66       189.85
Allowance for loan losses to total loans ..........................        1.74         1.55         1.55         1.48         1.28

Capital Ratios:

Equity to total assets at end of year .............................       19.14%       10.04%       10.79%       11.64%       10.78%
Average equity to average assets ..................................       17.41        10.47        11.15        11.24        10.67
Tier 1 leverage ratio (bank only) .................................       11.28         8.14         8.45        10.20         9.59

Other Data:

Number of full service offices ....................................          27           18           17           15           13

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

(5) The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date.

                                                      For the Years Ended September 30,
                                                      ---------------------------------

                                              2004       2003       2002       2001       2000
                                              ----       ----       ----       ----       ----
                                                              (In thousands)
Dividends paid to public stockholders        $5,008     $1,968     $1,435     $  807     $  563

Dividends paid to Provident Bancorp, MHC         --        453        500         --        486
                                             ------     ------     ------     ------     ------

Total dividends paid                         $5,008     $2,421     $1,935     $  807     $1,049
                                             ======     ======     ======     ======     ======

      Payments listed above exclude cash dividends waived by Provident Bancorp, MHC during the years ended September 30, 2004, 2003, 2002, 2001 and 2000 of $662, $2.1 million, $1.3 million, $972,000, and $177,000, respectively.
      Provident Bancorp, MHC began waiving dividends in May 1999, and, as of September 30, 2004, had waived dividends totaling $5.3 million.

(6) The dividend payout ratio represents dividends per share divided by basic earnings per share.

(7) Book value per share is based on total stockholders' equity and 39,618,373, 35,221,365 35,447,372, 35,565,510 and 35,803,232 outstanding common shares at September 30, 2004, 2003, 2002, 2001 and 2000, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

(8) Prior period share information has been adjusted to reflect the 4.4323-to-one conversion ratio in connection with the Company's second step conversion in January 2004.

(9) Includes $5.0 million ($3.0 million after tax) and $773,000 ($464,000 after tax) for the establishment of the charitable foundation and merger integration costs, respectively.

(10)  Includes $531,000 ($319,000 after tax) in merger integration costs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

      The following is an analysis of the financial condition and results of operations of the Company. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data" and the description of the Company's business filed here with in Part I, Item I, "Business."

Overview

      The Company provides financial services to individuals and businesses in Upstate New York. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in residential mortgages, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers wealth management services.

      Total assets increased to $1.8 billion at September 30, 2004 from $1.2 billion at September 30, 2003. This 56% increase resulted principally from the investment of the $192.5 million of capital raised from the Offering and the concurrent $349.7 million of assets acquired from ENB in January 2004. Given the historically low interest rate environment, the Company invested a portion of the proceeds from the Offering in short-term investments. Although this strategy forgoes some short-term profits, management believes this initiative will better position the Company for long-term growth and profitability when interest rates begin to rise. During 2004, the Company furthered its commercial lending and banking initiatives. Excluding the loans acquired with ENB, commercial loans increased 78%.

      Net income for the year ended September 30, 2004 decreased 2% to $11.0 million, or $0.29 per diluted share from $11.3 million, or $0.32 per diluted share for the year September 30, 2003. The decline is primarily due to an after-tax charge of $3.0 million due to the establishment of the charitable foundation in connection with the Offering. During 2004, the Company benefited from the investment of funds raised in the Offering, the acquisition of ENB in January and increased commercial real estate and business lending activity. These benefits were partially offset by the impact of the low interest rate environment on its investment and loan portfolio yields, which reduced the Company's net interest rate spread.

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

      Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful.

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

      The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-exempt securities are reported on a tax-equivalent basis, using a 35% federal tax rate. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

                                                                    Years Ended September 30,
                                            At September     ---------------------------------------
                                              30, 2004                          2004
                                            ------------     ---------------------------------------
                                                               Average
                                                             Outstanding
                                             Yield/Rate        Balance        Interest    Yield/Rate
                                             ----------      -----------     ----------   ----------
                                                              (Dollars in thousands)
Interest-earning assets:
Loans (1) .............................         6.03%        $  886,749      $   54,093      6.10%
Securities taxable ....................         3.77            508,123          18,865      3.71
Securities-tax exempt .................         5.08             38,505           2,102      5.46
Other .................................         2.17             12,626             184      1.46
                                                             ----------      ----------
   Total interest-earning assets ......         5.14          1,446,003          75,244      5.20
                                                                             ----------
Non-interest-earning assets ...........                         161,591
                                                             ----------
   Total assets .......................                      $1,607,594
                                                             ==========

Interest-bearing liabilities:
Savings deposits (2) ..................         0.45         $  356,998           1,570      0.44
Money market deposits .................         0.64            150,866             859      0.57
NOW deposits ..........................         0.21             88,677             189      0.21
Certificates of deposit ...............         1.86            311,197           5,283      1.70
Borrowings ............................         2.97            161,272           5,081      3.15
                                                             ----------      ----------
   Total interest-bearing
     liabilities ......................         1.31          1,069,010          12,982      1.21
                                                                             ----------
Non-interest-bearing liabilities ......                         258,696
                                                             ----------
   Total liabilities ..................                       1,327,706
Stockholders' equity ..................                         279,888
                                                             ----------
   Total liabilities and
     stockholders' equity .............                      $1,607,594          62,262
                                                             ==========      ----------
Less tax equivalent
 adjustment ...........................                                            (736)
                                                                             ----------
Net interest income ...................                                      $   61,526
                                                                             ==========
Net interest rate spread (3) ..........                                                      3.99%
Net interest-earning assets (4) .......                      $  376,993
                                                             ==========
Net interest margin (5) ...............                                                      4.31%
Ratio of interest-earning assets to
   interest-bearing liabilities .......                          135.27%

                                                                         Years Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                               2003                                     2002
                                           ----------------------------------------   ----------------------------------------
                                             Average                                     Average
                                           Outstanding                                Outstanding
                                             Balance         Interest    Yield/Rate      Balance       Interest     Yield/Rate
                                           -----------      ----------   ----------   -----------     ----------    ----------
                                                           (Dollars in thousands)
Interest-earning assets:
Loans (1) .............................     $  683,102      $   43,815      6.41%      $  630,710     $   44,967       7.13%
Securities taxable ....................        290,717          12,885      4.25          244,735         13,892       5.68
Securities-tax exempt .................         18,861           1,078      4.79           14,139            928       6.56
Other .................................         11,804             389      3.30           18,138            488       2.69
                                            ----------      ----------                 ----------     ----------
   Total interest-earning assets ......      1,004,484          58,167      5.79          907,722         60,275       6.64
                                                            ----------                                ----------
Non-interest-earning assets ...........         78,078                                     50,192
                                            ----------                                 ----------
   Total assets .......................     $1,082,562                                 $  957,914
                                            ==========                                 ==========

Interest-bearing liabilities:
Savings deposits (2) ..................     $  276,527           1,497      0.54       $  227,143          2,289       1.01
Money market deposits .................        121,840             955      0.78          106,133          1,435       1.35
NOW deposits ..........................         77,165             200      0.26           73,403            315       0.43
Certificates of deposit ...............        240,141           5,123      2.13          236,133          7,662       3.24
Borrowings ............................        112,248           4,285      3.83          113,446          5,500       4.85
                                            ----------      ----------                 ----------     ----------
   Total interest-bearing
     liabilities ......................        827,921          12,060      1.46          756,258         17,201       2.27
                                                            ----------                                ----------
Non-interest-bearing liabilities ......        141,272                                     94,869
                                            ----------                                 ----------
   Total liabilities ..................        969,193                                    851,127
Stockholders' equity ..................        113,369                                    106,787
                                            ----------                                 ----------
   Total liabilities and
     stockholders' equity .............     $1,082,562          46,107                 $  957,914         43,074
                                            ==========          ======                 ==========     ----------
Less tax equivalent
 adjustment ...........................                           (377)                                     (324)
                                                            ----------                                ----------
Net interest income ...................                     $   45,730                                $   42,750
                                                            ==========                                ==========
Net interest rate spread (3) ..........                                     4.33%                                      4.37%
Net interest-earning assets (4) .......     $  176,563                                 $  151,464
                                            ==========                                 ==========
Net interest margin (5) ...............                                     4.59%                                      4.75%
Ratio of interest-earning assets to
   interest-bearing liabilities .......         121.33%                                    120.03%

--------------------------------------------------------------------------------

      (1) Balances include the effect of net deferred loan origination fees and costs, and the allowance for loan losses.

      (2) Includes club accounts and interest-bearing mortgage escrow balances.

      (3) Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

      (4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

      (5) Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

      The following table presents the dollar amount of changes in interest income (on a fully tax-equivalent basis) and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                            Years Ended September 30,
                                                 ---------------------------------------------------------------------------------
                                                              2004 vs. 2003                             2003 vs. 2002
                                                 --------------------------------------      -------------------------------------
                                                 Increase (Decrease) Due                     Increase (Decrease) Due
                                                            to                  Total                   to                Total
                                                 -----------------------      Increase       -----------------------     Increase
                                                  Volume         Rate        (Decrease)      Volume         Rate        (Decrease)
                                                 --------      --------      ----------      --------       --------     --------
                                                                                  (In thousands)
Interest-earning assets:
   Loans ..................................      $ 13,160      $ (2,882)      $ 10,278       $  3,649       $ (4,801)    $ (1,152)
   Securities taxable .....................         8,351        (2,371)         5,980          2,354         (3,361)      (1,007)
   Securities-tax exempt ..................         1,075           (51)         1,024            280           (130)         150
   Other ..................................            25          (230)          (205)          (194)            95          (99)
                                                 --------      --------       --------       --------       --------     --------

     Total interest-earning assets ........        22,611        (5,534)        17,077          6,089         (8,197)      (2,108)
                                                 --------      --------       --------       --------       --------     --------

Interest-bearing
   liabilities:
   Savings deposits .......................           383          (310)            73            428         (1,220)        (792)
   Money market deposits ..................           195          (291)           (96)           189           (669)        (480)
   NOW deposits ...........................            29           (40)           (11)            15           (130)        (115)
   Certificates of deposit ................         1,323        (1,163)           160            128         (2,667)      (2,539)
   Borrowings .............................         1,641          (845)           796            (57)        (1,158)      (1,215)
                                                 --------      --------       --------       --------       --------     --------

     Total interest-bearing
       liabilities ........................         3,571        (2,649)           922            703         (5,844)      (5,141)
                                                 --------      --------       --------       --------       --------     --------
   Less tax equivalent
     adjustment ...........................           377           (18)           359             98            (45)          53
                                                 --------      --------       --------       --------       --------     --------
Change in net interest
   income .................................      $ 18,663      $ (2,867)      $ 15,796       $  5,288       $ (2,308)    $  2,980
                                                 ========      ========       ========       ========       ========     ========

Comparison of Financial Condition at September 30, 2004 and September 30, 2003

      Total assets. Total assets as of September 30, 2004 were $1.8 billion, an increase of $651.8 million, or 55.5%, over total assets of $1.2 billion at September 30, 2003. The increase is due primarily to: (i) the January acquisition of ENB, whose assets totaled $349.7 million on the merger date; (ii) proceeds from the offering in the second-step conversion of $192.5 million, net of related costs; and (iii) internal growth of the Company.

      Total securities. Total securities increased by $229.1 million, or 61.2%, to $603.4 million at September 30, 2004 from $374.3 million at September 30, 2003 as the Company invested the majority of the stock offering in securities. We primarily invested in mortgage-backed securities, which increased by $147.3 million, or 69.5%, and in U.S. Government and Federal Agency Securities, which increased by $60.3 million or 45.2%.

      Net loans. Net loans as of September 30, 2004 were $980.3 million, an increase of $277.1 million, or 39.4%, over net loan balances of $703.2 million at September 30, 2003. Loans acquired from ENB totaled $219.2 million, while the allowance for loan losses acquired in connection with ENB were $5.7 million, or 2.6% of ENB's outstanding loan balances. Inclusive of ENB loans acquired, (1) commercial loans increased by $234.0 million, or 92.6%, over balances at September 30, 2003; (2) consumer loans increased by $49.4 million, or 61.2%, during the twelve-month period; and (3) residential loans remained unchanged. Asset quality continues to be strong. At $2.7 million, or 0.15% of total assets, non-performing assets were down from $4.7 million at September 30, 2003 as two loans totaling $2.1 million were resolved in the fiscal fourth quarter of 2004. At September 30, 2004, non-performing loans totaled $2.7 million, or 0.27% of total loans, compared to $4.7 million, or 0.66% of total loans, at September 30, 2003.

      Deposits. Deposits as of September 30, 2004 were $1.2 billion, up $370.0 million, or 42.6%, from $869.6 million at September 30, 2003. Deposits acquired from ENB totaled $326.8 million. Our deposit mix has continued to change along with our deposit growth. Transaction accounts (demand and NOW deposits) represented 30% of deposits at September 30, 2004, compared to 26% at September 30, 2003. Savings and money market account balances, which totaled $533.4 million at September 30, 2004, represented 43% of deposits at that date, compared to 47% at September 30, 2003. Certificates of deposit remained at 27% of deposits at September 30, 2004 the same as at September 30, 2003. This shift in mix to lower cost transaction accounts had a positive impact on earnings in fiscal 2004.

      Stockholders' Equity. Stockholders' equity increased by $231.7 million to $349.5 million at September 30, 2004, compared to $117.9 million at September 30, 2003. The Company completed its second-step conversion in January 2004 raising $192.5 million in new capital, net of related costs from the issuance of 19,573,000 shares of its common stock. In addition, $39.7 million and $4.0 million, respectively, in new capital were issued for the purchase of ENB and for the formation of the charitable foundation. Net income of $11.0 million for the fiscal year also increased capital. Partially offsetting the increases were the payments of cash dividends totaling $5.0 million, the purchase of Employee Stock Option Plan ("ESOP") shares totaling $10.0 million and net declines in accumulated comprehensive income of $3.8 million.

      During fiscal 2004, the Company did not repurchase shares of its common stock. The total shares (not adjusted to reflect the 4.4323-to-1 conversion ratio) repurchased under its previously announced repurchase programs, which authorized the repurchase of up to 553,990 shares, including the March 2003 authorization of 177,250 shares, was 399,555 shares through September 30, 2004. At September 30, 2004, there were no shares of common stock held by the Company in connection with a repurchase program as the treasury shares were cancelled in connection with the second step stock conversion. Pursuant to applicable Office of Thrift Supervision regulations that restrict stock repurchases for one year following the completion of a mutual stock conversion, the authorization to repurchase shares of the Company's common stock expired in connection with its second-step conversion on January 14, 2004. However, at September 30, 2004 the Company held 36,794 shares in treasury relating to the purchase of shares from participants in the Recognition and Retention Plan ("RRP"), at market value, to fund the individual participants' applicable tax liability on vested shares.

Comparison of Operating Results for the Years Ended September 30, 2004 and
--------------------------------------------------------------------------
September 30, 2003
------------------

      Net income for the year ended September 30, 2004, was $11.0 million, including after-tax charges of: (i) $3.0 million due to the establishment of the charitable foundation in connection with the second-step conversion in January 2004, and (ii) $463,000 in merger integration costs for Ellenville National Bank ("ENB"). This compares to $11.3 million for the year ended September 30, 2003. Diluted earnings per share were $0.29 for the year ended September 30, 2004 compared to $0.32 for the prior fiscal year. Excluding the above items, adjusted diluted earnings per share would have been $0.39 for the fiscal year ended September 30, 2004 compared to $0.32 for fiscal 2003. Earnings per share results for the prior periods have been restated to reflect the 4.4323-to-one conversion ratio as a result of the Company's second-step conversion.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after-tax charge for establishing the charitable foundation, and the after-tax effect of expenses associated with merging acquired operations into the Company. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity and the establishment of the charitable foundation in reported results. The after-tax effect of the establishment of the charitable foundation was $3.0 million ($0.08 per share). Merger integration expenses were $464,000 ($0.01 per share) after tax for the year ended September 30, 2004. Net operating income for the year was $14.5 million, an increase of 28.7% from $11.3 million in the year-earlier. Expressed as an annualized rate of return on average assets and average stockholders' equity, net operating income was 0.90% and 5.17% respectively, in the year ended September 30, 2004, compared with 1.04% and 9.92% in the year ended September 30, 2003.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                                         For the year ended September 30,
                                                         --------------------------------
                                                            2004                   2003
                                                         ----------            ----------
       Diluted earnings per share                        $     0.29            $     0.32
       Charge for establishment of
           charitable foundation (1)                           0.08                    --
       Merger integration expenses (1)                         0.01                    --
       Rounding                                                0.01                    --
                                                         ----------            ----------

       Diluted net operating earnings per share          $     0.39            $     0.32
                                                         ==========            ==========

       Net Income                                        $   11,017            $   11,251
       Charge for establishment of
           charitable foundation (1)                          3,000                    --
       Merger integration expenses (1)                          464                    --
                                                         ----------            ----------

       Net operating income                              $   14,481            $   11,251
                                                         ==========            ==========

      (1)   After related tax effect at 40% marginal rate.

      Interest Income. Interest income on a tax-equivalent basis for the year ended September 30, 2004 increased to $75.2 million, an increase of $17.1 million, or 29.4%, compared to the prior year. The increase was primarily due to higher average balances of loans and securities, offset in large part by lower average yields in both asset classes. Average interest-earning assets for the year ended September 30, 2004 were $1.4 billion, an increase of $441.5 million, or 44.0%, over average interest-earning assets for the year ended September 30, 2003 of $1.0 billion. Average loan balances grew by $203.6 million and average balances of securities and other earning assets increased by $237.9 million. On a tax-equivalent basis, average yields on interest earning assets fell by 59 basis points to 5.20% for the year ended September 30, 2004, from 5.79% for the year ended September 30, 2003. Lower market interest rates were the primary reason for the decline in asset yields.

      Interest income on loans for the year ended September 30, 2004 grew 23.5% to $54.1 million from $43.8 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2004 increased to $26.2 million, up 72.7% from commercial loan interest income of $15.2 million for the prior fiscal year. Average balances of commercial loans grew $165.4 million to $385.7 million, and the impact of that increase offset a nine basis point decline in average yield. The lower average yield was due, in part, to the effect on commercial business loans of the lower average prime rate of 4.11% in fiscal 2004 compared to 4.24% in fiscal 2003. Interest income on consumer loans increased by $1.0 million, or 25.6%. Our fixed-rate consumer loans have short average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $22.8 million for the year ended September 30, 2004, down $1.8 million, or 7.3%, from the prior year. Despite an increase of $8.7 million in average residential mortgage loan balances, interest income was negatively impacted as yields declined by 60 basis points to 5.84% from 6.44%, reflecting the impact of lower market rates and refinancing activity.

      Interest income on securities and other earning assets increased to $21.2 million for the year ended September 30, 2004, compared to $14.4 million for the prior year. A 69 basis-point decline in yields was offset by a $237.9 million increase in the average balances of securities and other earning assets.

      Interest Expense. Interest expense for the year ended September 30, 2004 increased by $922,000 to $13.0 million, an increase of 7.6% compared to interest expense of $12.1 million for the prior fiscal year. The increase was primarily due to an increase of $241.1 million, or 29.1%, in average interest-bearing liabilities resulting from the ENB acquisition. Average rates paid on interest-bearing liabilities for the year ended September 30, 2004 declined by 25 basis points to 1.21% from 1.46% in fiscal 2003. The average interest rate paid on certificates of deposit fell by 43 basis points to 1.70% for the year ended September 30, 2004, from 2.13% for the prior year. For the year ended

September 30, 2004, average balances of lower cost savings and money market accounts increased by $80.5 million and $29.0 million, respectively, while average balances of certificates of deposit increased by $71.1 million compared to the year ended September 30, 2003. The average interest rate paid on savings and money market accounts fell by 10 and 21 basis points to 0.44% and 0.57%, respectively, for the year ended September 30, 2004, from 0.54% and 0.78% for the prior year.

      Net Interest Income. On a tax-equivalent basis, net interest income for the year ended September 30, 2004 increased to $62.3 million, compared to $46.1 million for the year ended September 30, 2003, an increase of $16.2 million or 35.0%, which was largely due to a $200.4 million increase in average net earning assets. The increase in interest income of $17.1 million, or 29.4%, reflects a decline in yield of 59 basis points to 5.20% on average earning assets, offset by an increase in average earning asset balances of $441.5 million, or 44.0%, to $1.4 billion as of September 30, 2004. The cost of interest bearing liabilities increased by $922,000 as the average rate paid on interest bearing liabilities decreased 25 basis points to 1.21%, but was offset by an increase in average balances of $241.1 million to $1.1 billion. Net interest margin decreased from 4.59% to 4.31% and net interest spread decreased from 4.33% to 3.99%.

      This increase in our net interest income was due, in large part, to the relative changes in the yield and cost of our assets and liabilities as a result of decreasing market interest rates since 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities. We have seen a reversal in recent months as the Board of Governors of the Federal Reserve System has begun to increase the federal funds rate. By historical standards, however, interest rates remain relatively low. However, if recently low interest rate levels persist for an extended period of time, the prepayment of assets could continue at a rate exceeding scheduled repayment. Such funds received would most likely be reinvested at lower yields than that of our previously held assets. Also, as the reduction in liability costs have already exceeded the pace at which assets repriced downward, net interest margin may be further compressed. Conversely, if market interest rates continue to rise as a result of an economic recovery, (primarily if shorter term interest rates rise without a corresponding increase in intermediate term interest rates) competitive pressures could cause us to increase our funding costs and lead to pressure on the net interest margin.

      Provision for Loan Losses. We recorded $800,000 and $900,000, respectively, in loan loss provisions for the years ended September 30, 2004 and September 30, 2003, respectively. At September 30, 2004 the allowance for loan losses totaled $17.4 million, or 1.74% of the loan portfolio, compared to $11.1 million, or 1.55% of the loan portfolio at September 30, 2003. Net charge-offs for the year ended September 30, 2004 were $266,000 and $214,000, respectively (an annual rate of 0.03% of the average loan portfolio).

      The increase in the allowance for loan losses was primarily attributable to growth in the loan portfolio of $55.9 million, representing an increase of 9.09%. In addition, higher risk loan categories, primarily commercial real estate loans and commercial business loans provided most of this increase. In January 2004, we acquired $219.2 million in loans as part of our acquisition of ENB. An additional $5.7 million in the allowance for loan losses was recorded for the addition of the loan portfolio of ENB. The allowance for loan losses was also increased as loans that were delinquent, criticized or classified grew to $9.0 million at September 30, 2002 from $7.5 million at September 30, 2001, an increase of $1.5 million. An increase in commercial mortgage loans of $2.9 million was partially offset by a decrease in the retail categories (residential mortgages, equity lines of credit and consumer loans) of $1.2 million and a decrease in commercial and industrial loans of $294,000.

      We increased the percentage allowance requirements in the retail loan portfolio to reflect the higher delinquencies in the consumer loan portfolio. We also increased the percentage allowance in the commercial loan portfolio to reflect the potential impact of loan growth in new adjacent markets, and continued growth in larger, more complex loans. There has also been a slight increase in the risk ratings of the performing loan portfolio.

      Non-Interest Income. Non-interest income for the fiscal year ended September 30, 2004 was $11.6 million compared to $9.6 million for the fiscal year ended September 30, 2003, an increase of $2.0 million, or 21.1%. Gains on sales of securities and loans were $2.5 million and $320,000, respectively, for the current year, representing a combined decrease of $327,000 from the securities and loan sales gains of $2.0 million and $1.1 million, respectively, for the prior year. Deposit fees and service charges increased to $6.6 million for the current fiscal year, an increase of $2.1 million, or 48.2%, over the same period last year. The increase is primarily attributable to increases in service fees of $1.2 million resulting from the acquired branches, coupled with volume-related increases in service fees on new and existing accounts at the "legacy" Provident branches. Other income including loan fees and charges increased by $207,000, or 10.2%, to $2.2 million for the year ended September 30, 2004, from $2.0 million for the same period last year. The increase is primarily due to $552,000 in income from the Bank Owned Life Insurance ("BOLI") for the current fiscal year compared to $483,000 for the same period last year, as the BOLI program was only established for nine months of fiscal 2003, and $107,000 in increased income on mutual funds and annuity sales.

      Non-Interest Expense. Non-interest expense for the fiscal year ended September 30, 2004 was $56.1 million, a $19.4 million, or 52.6%, increase over expenses of $36.8 million for the fiscal year ended September 30, 2003. The increase was primarily attributable to a contribution of $5.0 million for the establishment of the Charitable Foundation in connection with the second-step stock conversion in January, 2004 and other expenses associated with the completed and pending acquisitions of ENB and Warwick, respectively. Major increases in compensation and benefits ($2.5 million) and occupancy and office operations ($1.1 million) were directly attributable to the increased operations resulting from the acquisition of ENB. Compensation and benefits increased by an additional $3.1 million due to annual salary increases and staff additions. Stock-based compensation expense increased by $584,000, or 26.5%, as the Company's per share value increased from an average of $7.43 per share for the year ended September 30, 2003 to an average of $10.95 per share for the year ended September 30, 2004. Also, the Company allocated additional shares related to the $10.0 million ESOP plan purchase. Professional fees increased to $2.7 million for the year ended September 30, 2004, an increase of $1.1 million, or 68.0%, over the comparable period in the prior year. The increase is primarily due to the additional fees associated with Sarbanes-Oxley compliance, and the fees for contracted consultants engaged during the integration periods of ENB and Warwick. Additional increases in non-interest expense categories for the current fiscal year were advertising costs of $393,000, or 23.7%, and a volume-related increase of $711,000, or 24.3%, in data and check processing costs. The Company incurred $773,000 in integration costs for the current fiscal year, due primarily to the expenses associated with the systems conversion of ENB. Amortization of intangible assets increased by $1.6 million due to the addition of the ENB core deposit intangible. Other non-interest expense increased by $2.1 million, or 39.0%, primarily due to increases in SEC and shareholder relations expenses ($231,000), supplies expenses ($520,000), postage ($269,000), ATM transaction expenses ($172,000), insurance expense ($199,000), courier related expense ($148,000), and miscellaneous operational write-offs ($215,000).

      Income Taxes. Income tax expense was $5.1 million for the fiscal year ended September 30, 2004 compared to $6.3 million for fiscal 2003, representing effective tax rates of 31.8% and 36.1%, respectively. The lower effective tax rate in fiscal 2004 is attributable to an increase in tax-exempt securities, a decrease in state taxes and the release of tax contingency reserves due, in part, to closed examination years.

Comparison of Operating Results for the Years Ended September 30, 2003 and
--------------------------------------------------------------------------
September 30, 2002
------------------

      Net income for the year ended September 30, 2003, was $11.3 million, an increase of $1.8 million, or 18.1%, compared to net income of $9.5 million for the year ended September 30, 2002. Basic and diluted earnings per share increased to $0.33 and $0.32, respectively, for the year ended September 30, 2003, compared to $0.28 and $0.27, respectively, for the year ended September 30, 2002. The increase in net income reflected a $5.1 million, or 29.9%, decrease in interest expense and a $4.2 million, or 76.9%, increase in non-interest income, which were partially offset by a $4.6 million, or 14.4%, increase in non-interest expense and a $2.2 million, or 3.6%, decrease in interest income.

      Interest Income. Interest income for the year ended September 30, 2003 declined to $57.8 million, a decrease of $2.2 million, or 3.6%, compared to the prior year. The decrease was primarily due to lower average yields on loans and securities, offset in large part by higher average balances in both asset classes. Average interest-earning assets for the year ended September 30, 2003 were $1.0 billion, an increase of $96.8 million, or 10.7%, over average interest-earning assets for the year ended September 30, 2002 of $907.7 million. Average loan balances grew by $52.4 million and average balances of securities and other earning assets increased by $44.4 million. Average tax equivalent yields on interest earning assets fell by 85 basis points to 5.79% for the year ended September 30, 2003, from 6.64% for the year ended September 30, 2002. Lower market interest rates were the primary reason for the decline in asset yields.

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

      Net Interest Income. Net interest income on a tax equivalent basis, for the year ended September 30, 2003 increased to $46.1 million, compared to $43.1 million for the year ended September 30, 2002, an increase of $3.0 million or 7.0%, which was largely due to a $25.1 million increase in average net earning assets. The decrease in interest income of $2.2 million, or 3.6%, reflects a decline in yield of 85 basis points to 5.79% on average earning assets, mostly offset by an increase in average earning asset balances of $96.8 million, or 10.7%, to $1.0 billion as of September 30, 2003. The cost of interest bearing liabilities declined by $5.1 million as the average rate paid on interest bearing liabilities decreased 81 basis points to 1.46%, offsetting an increase in average balances of $71.7 million to $827.9 million. Net interest margin decreased from 4.75% to 4.59% and net interest spread decreased from 4.37% to 4.33%.

      Provision for Loan Losses. We recorded $900,000 in loan loss provisions for each of the years ended September 30, 2003 and September 30, 2002. At September 30, 2003 the allowance for loan losses totaled $11.1 million, or 1.55% of the loan portfolio, compared to $10.4 million, or 1.55% of the loan portfolio at September 30, 2003. See "Comparison of Operating Results for the year Ended September 30, 2004 and September 30, 2003--Provision for Loan Losses," above.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

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

      The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2004 and 2003, the Company had no interests in non-consolidated special purpose entities.

      Lending Commitments. Lending commitments include loan commitments, standby letters of credit and unused business credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

      For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2004, commercial and retail loan commitments totaled $211.0 million. Standby letters of credit totaled $12.7 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $120.7 million at September 30, 2004, are generally for short-term borrowings.

      Provident Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 16 to Consolidated Financial Statements in Item 8 hereof for additional information regarding lending commitments.

      Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

      The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2004. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                                                    Payments Due by Period
                                                          --------------------------------------------------------------------------
                                                           Less than     One to Three   Three to Five     More than
Contractual Obligations                                     One Year        Years           Years         Five Years         Total
----------------------------------------------------      ----------      ----------      ----------      ----------      ----------
                                                                                        (In thousands)
Long-term debt .....................................      $   15,500      $   46,651      $   69,460      $    3,837      $  135,448
Standby letters of credit ..........................          11,035           1,611              65              --          12,711
Operating leases ...................................           2,603           2,828           2,270          11,249          18,950
                                                          ----------      ----------      ----------      ----------      ----------
  Total ............................................      $   29,138      $   51,090      $   71,795      $   15,086      $  167,109
                                                          ==========      ==========      ==========      ==========      ==========
Commitments to extend credit .......................      $  151,507      $    1,331      $    2,003      $   56,219      $  211,060
                                                          ==========      ==========      ==========      ==========      ==========

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

      Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2004, 2003 and 2002, our loan originations totaled $342.5 million, $403.5 million and $202.5 million, respectively. Purchases of securities available for sale totaled $468.4 million, $219.5 million and $73.5 million for the years ended September 30, 2004, 2003 and 2002, respectively. Purchases of securities held to maturity totaled $12.2 million, $27.6 million and $34.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. These activities were funded primarily by deposit growth (a financing activity), and by principal repayments on loans and securities. Loan origination commitments totaled $90.4 million at September 30, 2004, and consisted of $78.7 million at adjustable or variable rates and $11.7 million at fixed rates. Unused lines of credit granted to customers were $120.7 million at September 30, 2004. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

      In December 2003 we invested $12.0 million in BOLI contracts. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. BOLI contracts totaled $13.2 million at September 30, 2004.

      Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase in total deposits (excluding deposits acquired during 2004 and 2002 as part of the acquisitions of ENB and NBF, respectively) was $43.1 million, $69.9 million and $58.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2004 totaled $277.8 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us.

      We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances, of which $164.9 million was outstanding at September 30, 2004. At September 30, 2004 we had the ability to borrow an additional $383.0 million under our credit facilities with the Federal Home Loan Bank.

Recent Accounting Standards

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

      In November 2003, the Emerging Issues Task Force ("EITF") issued issue summary 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provisions of this standard, as currently written, will have a material impact on the results of future operations.

      In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

      On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

      The table below sets forth, as of September 30, 2004, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                                      NPV                          Net Interest Income
                       -----------------------------------------------    ------------------------------------------------
                                         Estimated Increase (Decrease)                          Increase (Decrease) in
   Change in                                      in NPV                  Estimated Net     Estimated Net Interest Income
Interest Rates         Estimated         ----------------------------       interest        ------------------------------
(basis points)            NPV              Amount           Percent          Income            Amount            Percent
--------------         ---------         ---------        -----------     -------------     -----------        -----------
                                                             (Dollars in thousands)
   +300                $ 301,855         $ (68,500)         (18.5%)        $  68,630         $    (264)           (0.4%)
   +200                  326,066           (44,289)         (12.0)            68,808               (86)           (0.1)
   +100                  350,122           (20,233)          (5.5)            69,015              (121)            0.2
      0                  370,355                --             --             68,894                                --
   -100                  373,271             2,916            0.8             66,569            (2,325)           (3.4)
   -200                  365,828            (4,527)          (1.2)            62,402            (6,492)           (9.4)

      The table set forth above indicates that at September 30, 2004, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 0.8% increase in NPV and a 3.4% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 12.0% decrease in NPV and a 0.1% decrease in net interest income.

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

ITEM 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The following are included in this item:

            (A)   Report of Independent Registered Public Accounting Firm

            (B) Consolidated Statements of Financial Condition as of September 30, 2004 and 2003

            (C) Consolidated Statements of Income for the years ended September 30, 2004, 2003 and 2002

            (D) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended September 30, 2004, 2003 and 2002

            (E) Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

            (F)   Notes to Consolidated Financial Statements

      The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Provident Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Bancorp, Inc. and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bancorp, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.


\s\ KPMG LLP

New York, New York
December 10, 2004

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           September 30, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                          Assets                                                       2004                 2003
                                                                                                   -----------          -----------
Cash and due from banks                                                                            $   107,571          $    33,500
Securities (including $54,819 and $32,749 pledged as collateral for borrowings in 2004 and 2003, respectively):
     Available for sale, at fair value (note 4)                                                        534,297              300,715
     Held to maturity, at amortized cost (fair value of  $70,230 and $75,628 in
         2004 and 2003, respectively) (note 5)                                                          69,078               73,544
                                                                                                   -----------          -----------
                   Total securities                                                                    603,375              374,259
                                                                                                   -----------          -----------
Loans (note 6):
     One- to four-family residential mortgage loans                                                    380,749              380,776
     Commercial real estate, commercial business and construction loans                                486,904              252,857
     Consumer loans                                                                                    129,981               80,620
     Allowance for loan losses                                                                         (17,353)             (11,069)
                                                                                                   -----------          -----------
                   Total loans, net                                                                    980,281              703,184
                                                                                                   -----------          -----------
Loans held for sale                                                                                        855                2,364
Federal Home Loan Bank ("FHLB") stock, at cost                                                          10,247                8,220
Accrued interest receivable (note 7)                                                                     6,815                4,851
Premises and equipment, net (note 8)                                                                    16,846               11,647
Goodwill (note 3)                                                                                       65,260               13,540
Core deposit intangible, net (note 3)                                                                    5,624                1,063
Bank owned life insurance                                                                               13,245               12,483
Deferred income taxes, net (note 11)                                                                     5,821                  651
Other assets (notes 6, 11 and 12)                                                                       10,211                8,543
                                                                                                   -----------          -----------
                   Total assets                                                                    $ 1,826,151          $ 1,174,305
                                                                                                   ===========          ===========
                           Liabilities and Stockholders' Equity
Liabilities:
     Deposits (note 9)                                                                             $ 1,239,532          $   869,553
     FHLB borrowings (note 10)                                                                         214,909              164,757
     Mortgage escrow funds (note 6)                                                                      2,526                3,949
     Other (note 11)                                                                                    19,672               18,189
                                                                                                   -----------          -----------
                   Total liabilities                                                                 1,476,639            1,056,448
                                                                                                   -----------          -----------
Commitments and contingencies (notes 16 and 17)
Stockholders' equity (notes 1 and 15):
     Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
         none issued or outstanding)                                                                                             --
     Common stock (par value $0.01 per share; 75,000,000 shares authorized;
         39,655,167 shares and 8,280,000 shares issued;  39,618,373 shares and
         7,946,521 shares outstanding in 2004 and 2003, respectively)                                      397                  828
     Additional paid-in capital                                                                        269,325               38,032
     Unallocated common stock held by employee stock ownership
         plan ("ESOP") (note 12)                                                                       (10,854)              (1,597)
     Treasury stock, at cost (36,794 shares in 2004 and 333,479 shares
         in 2003) (note 15)                                                                               (432)              (7,780)
     Common stock awards under recognition and retention plan
         ("RRP") (note 12)                                                                                  --                 (506)
     Retained earnings                                                                                  91,373               85,398
     Accumulated other comprehensive income (loss), net of taxes (note 13)                                (297)               3,482
                                                                                                   -----------          -----------
                   Total stockholders' equity                                                          349,512              117,857
                                                                                                   -----------          -----------
                   Total liabilities and stockholders' equity                                      $ 1,826,151          $ 1,174,305
                                                                                                   ===========          ===========
See accompanying notes to consolidated financial statements

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 Years Ended September 30, 2004, 2003 and 2002
                 (Dollars in thousands, except per share data)

                                                                                     2004         2003           2002
                                                                                  ---------     ---------     ---------
Interest and dividend income:
     Loans                                                                        $  54,093     $  43,815     $  44,967
     Securities                                                                      20,231        13,586        14,496
     Other earning assets                                                               184           389           488
                                                                                  ---------     ---------     ---------
            Total interest and dividend income                                       74,508        57,790        59,951
                                                                                  ---------     ---------     ---------
Interest expense:
     Deposits (note 9)                                                                7,901         7,775        11,701
     Borrowings                                                                       5,081         4,285         5,500
                                                                                  ---------     ---------     ---------
            Total interest expense                                                   12,982        12,060        17,201
                                                                                  ---------     ---------     ---------
                   Net interest income                                               61,526        45,730        42,750
Provision for loan losses (note 6)                                                      800           900           900
                                                                                  ---------     ---------     ---------
                   Net interest income after provision for loan losses               60,726        44,830        41,850
                                                                                  ---------     ---------     ---------
Non-interest income:
     Deposit fees and service charges                                                 6,570         4,432         3,720
     Loan fees and late charges                                                         832           903           561
     Net gain on sales of securities available for sale (note 4)                      2,455         2,006           461
     Net gain on sales of loans                                                         320         1,096           146
     Other (note 6)                                                                   1,396         1,118           513
                                                                                  ---------     ---------     ---------
            Total non-interest income                                                11,573         9,555         5,401
                                                                                  ---------     ---------     ---------
Non-interest expense:
     Compensation and employee benefits (note 12)                                    23,001        17,451        14,789
     Stock-based compensation plans                                                   2,790         2,206         1,624
     Occupancy and office operations (note 17)                                        6,741         5,178         4,808
     Advertising and promotion                                                        2,050         1,657         1,470
     Data and check processing                                                        3,634         2,923         2,451
     Professional fees                                                                2,655         1,580         1,092
     Stationery and office supplies                                                   1,036           516           614
     Merger integration costs (note 3)                                                  773             4           531
     Amortization of intangible assets (note 3)                                       2,063           438           286
     Establishment of charitable foundation                                           5,000            --            --
     Other                                                                            6,403         4,837         4,496
                                                                                  ---------     ---------     ---------
            Total non-interest expense                                               56,146        36,790        32,161
                                                                                  ---------     ---------     ---------
                   Income before income tax expense                                  16,153        17,595        15,090
Income tax expense (note 11)                                                          5,136         6,344         5,563
                                                                                  ---------     ---------     ---------
                   Net income                                                     $  11,017     $  11,251     $   9,527
                                                                                  =========     =========     =========
Earnings per common share (note 14):
     Basic                                                                        $    0.30     $    0.33     $    0.28
     Diluted                                                                           0.29          0.32          0.27
                                                                                  =========     =========     =========

See accompanying notes to consolidated financial statements.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity and
                          Comprehensive Income (Loss)
                 Years Ended September 30, 2004, 2003 and 2002
                 (Dollars in thousands, except per share data)


                                                                Additional     Unallocated       Common
                                                    Common        Paid-in          ESOP       Stock Awards
                                                    Stock         Capital         Shares        Under RRP
                                                  ---------     ----------     -----------    ------------
Balance at September 30, 2001                     $     828      $  36,535      $  (2,350)     $  (1,729)
Net income                                               --             --             --             --
Other comprehensive income (note 13)                     --             --             --             --

                   Total comprehensive income

Cash dividends paid ($0.09 per common share)             --             --             --             --
Purchases of treasury stock (307,233 shares)             --             --             --             --
ESOP shares allocated or committed to be
     released for allocation                             --            459            376             --
Vesting of RRP shares                                    --             --             --            621
Stock option and other equity transactions               --           (298)            --             --
                                                  ---------      ---------      ---------      ---------
Balance at September 30, 2002                           828         36,696         (1,974)        (1,108)
Net income                                               --             --             --             --
Other comprehensive income (loss) (note 13)              --             --             --             --

                   Total comprehensive income

Cash dividends paid ($0.13 per common share)             --             --             --             --
Purchases of treasury stock (307,233 shares)             --             --             --             --
ESOP shares allocated or committed to be
     released for allocation                             --            665            377             --
Vesting (forfeiture) of RRP shares                       --            521             --            602
Stock option and other equity transactions               --            150             --             --
                                                  ---------      ---------      ---------      ---------
Balance at September 30, 2003                           828         38,032         (1,597)          (506)
Net income                                               --             --             --             --
Other comprehensive income (loss) (note 13)              --             --             --             --

                   Total comprehensive income
Recapitalization and common stock offering             (476)       185,254             --             --
Purchase of ENB Holding Co., Inc.                        40         39,657             --             --
Establishment of ESOP Plan (998,650 shares)              --             --         (9,987)            --
Formation of Charitable Foundation                        4          3,996             --             --
Cash dividends paid ($0.15 per common share)             --             --             --             --
Purchases of treasury stock (36,788 shares)              --             --             --             --
ESOP shares allocated or committed to be
     released for allocation                             --          1,166            730             --
Vesting of RRP shares                                    --             --             --            506
Stock option and other equity transactions                1          1,220             --             --
                                                  ---------      ---------      ---------      ---------
Balance at September 30, 2004                     $     397      $ 269,325      $ (10,854)     $      --
                                                  =========      =========      =========      =========

                                                                                   Accumulated
                                                                                      Other            Total
                                                       Treasury       Retained    Comprehensive    Stockholders'
                                                        Stock         Earnings    Income (Loss)       Equity
                                                      ---------      ---------    -------------    -------------
Balance at September 30, 2001                         $  (4,298)     $  69,252      $   4,382        $ 102,620
Net income                                                   --          9,527             --            9,527
Other comprehensive income (note 13)                         --             --          1,190            1,190
                                                                                                     ---------
                   Total comprehensive income                                                           10,717

Cash dividends paid ($0.09 per common share)                 --         (1,935)            --           (1,935)
Purchases of treasury stock (307,233 shares)             (1,971)            --             --           (1,971)
ESOP shares allocated or committed to be
     released for allocation                                 --             --             --              835
Vesting of RRP shares                                        --             --             --              621
Stock option and other equitytransactions                   395           (117)            --              (20)
                                                      ---------      ---------      ---------        ---------
Balance at September 30, 2002                            (5,874)        76,727          5,572          110,867
Net income                                                   --         11,251             --           11,251
Other comprehensive income (loss) (note 13)                  --             --         (2,090)          (2,090)
                                                                                                     ---------
                   Total comprehensive income                                                            9,161

Cash dividends paid ($0.13 per common share)                 --         (2,421)            --           (2,421)
Purchases of treasury stock (307,233 shares)             (2,343)            --             --           (2,343)
ESOP shares allocated or committed to be
     released for allocation                                 --             --             --            1,042
Vesting (forfeiture) of RRP shares                          (96)            --             --            1,027
Stock option and other equity transactions                  533           (159)            --              524
                                                      ---------      ---------      ---------        ---------
Balance at September 30, 2003                            (7,780)        85,398          3,482          117,857
Net income                                                   --         11,017             --           11,017
Other comprehensive income (loss) (note 13)                  --             --         (3,779)          (3,779)
                                                                                                     ---------
                   Total comprehensive income                                                            7,238
Recapitalization and common stock offering                7,680             --             --          192,458
Purchase of ENB Holding Co., Inc.                            --             --             --           39,697
Establishment of ESOP Plan (998,650 shares)                  --             --             --           (9,987)
Formation of Charitable Foundation                           --             --             --            4,000
Cash dividends paid ($0.15 per common share)                 --         (5,008)            --           (5,008)
Purchases of treasury stock (36,788 shares)                (432)            --             --             (432)
ESOP shares allocated or committed to be
     released for allocation                                 --             --             --            1,896
Vesting of RRP shares                                        --             --             --              506
Stock option and other equity transactions                  100            (34)            --            1,287
                                                      ---------      ---------      ---------        ---------
Balance at September 30, 2004                         $    (432)     $  91,373      $    (297)       $ 349,512
                                                      =========      =========      =========        =========

See accompanying notes to consolidated financial statements.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                       2004            2003            2002
                                                                    ----------      ----------      ----------
Cash flows from operating activities:
     Net income                                                     $   11,017      $   11,251      $    9,527
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for loan losses                                      800             900             900
            Depreciation and amortization of premises
                and equipment                                            2,381           2,025           1,876
            Amortization of intangible assets                            2,063             438             286
            Net amortization of premiums and discounts
                on securities                                            2,661           1,228             383
            ESOP and RRP expense                                         2,402           2,069           1,456
            Originations of loans held for sale                        (14,638)        (47,667)        (11,912)
            Proceeds from sales of loans held for sale                  16,467          48,765          12,058
            Net gain on sales of securities available for sale          (2,455)         (2,006)           (461)
            Net gain on sales of loans                                    (320)         (1,096)           (146)
            Net gain on sales of fixed assets                              (73)             --              --
            Deferred income tax (benefit) expense                       (1,897)            613          (1,172)
            Net changes in accrued interest receivable
                and payable                                                208             468            (428)
            Other adjustments (principally net changes in other
                assets and other liabilities)                           (2,418)            381           2,302
                                                                    ----------      ----------      ----------
                    Net cash provided by operating activities           16,198          17,369          14,669
                                                                    ----------      ----------      ----------
Cash flows from investing activities:
     Purchases of securities:
         Available for sale                                           (468,417)       (219,481)        (73,491)
         Held to maturity                                              (12,245)        (27,605)        (34,411)
     Proceeds from maturities, calls and other principal
         payments on securities:
            Available for sale                                          91,256          83,080          29,907
            Held to maturity                                            19,634          40,533          22,083
     Proceeds from sales of securities available for sale              163,263          39,416          56,049
     Loan originations                                                (342,456)       (403,456)       (202,483)
     Loan principal payments                                           278,011         358,039         169,652
     Purchase of The National Bank of Florida, net of cash
         and cash equivalents acquired                                      --              --          (6,000)
     Purchase of ENB Holding Co., Inc., net of cash
         and cash equivalents acquired                                  60,355              --              --
     (Purchase)/redemption of FHLB stock                                (2,027)         (2,872)            173
     Increase in bank owned life insurance                                (552)        (12,000)             --
     Purchases of premises and equipment                                (3,631)         (2,601)         (2,382)
     Proceeds from sales of fixed assets                                   434
     Proceeds from sales of other real estate owned                        135             307              --
     Other investing activities                                            (55)             --              --
                                                                    ----------      ----------      ----------
                   Net cash used in investing activities              (216,295)       (146,640)        (40,903)
                                                                    ----------      ----------      ----------

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                  Years Ended September 30, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                       2004           2003           2002
                                                                    ---------      ---------      ---------
Cash flows from financing activities:
     Net increase in deposits                                          43,121         69,927         58,417
     Net increase (decrease) in borrowings                             50,152         61,789         (7,459)
     Net (decrease) increase in mortgage escrow funds                  (1,423)           202         (2,450)
     Common stock offering proceeds, net                              192,363             --             --
     Treasury shares purchased                                           (432)        (2,343)        (1,971)
     Stock option transactions                                            125            524            278
     Shares purchased for ESOP plan                                    (9,987)            --             --
     Formation of charitable foundation                                 4,000             --             --
     Recapitalization related to second-step stock conversion              95             --             --
     Tax benefits generated from financing activities                   1,162
     Cash dividends paid                                               (5,008)        (2,421)        (1,935)
                                                                    ---------      ---------      ---------
                   Net cash provided by financing activities          274,168        127,678         44,880
                                                                    ---------      ---------      ---------

Net increase in cash and cash equivalents                           $  74,071      $  (1,593)     $  18,646
Cash and cash equivalents at beginning of year                         33,500         35,093         16,447
                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of year                            $ 107,571      $  33,500      $  35,093
                                                                    =========      =========      =========
Supplemental information:
     Interest payments                                              $  12,529      $  12,232      $  17,735
     Income tax payments                                                5,661          5,088          7,752

     Acquisition of ENB Holding Co., Inc. (2004) and
         The National Bank of Florida (2002), accounted for
         using the purchase method:
            Fair value of assets acquired                           $ 406,331      $      --      $ 121,186
            Fair value of liabilities assumed                         329,861             --         93,086
                                                                    ---------      ---------      ---------

            Net fair value                                          $  76,470      $      --      $  28,100
                                                                    =========      =========      =========

            Cash portion of purchase transaction                    $  36,773      $      --      $  28,100
            Stock portion of purchase transaction                      39,697             --             --
                                                                    ---------      ---------      ---------

            Total consideration paid for purchase transaction       $  76,470      $      --      $  28,100
                                                                    =========      =========      =========

     Loans transferred to real estate owned                         $     112      $     151      $     132
     Net change in unrealized gains recorded on securities
         available for sale                                            (6,130)        (3,513)         1,904
     Change in deferred taxes on unrealized gains on securities
         available for sale                                             2,447          1,008            761

See accompanying notes to consolidated financial statements.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(1)   Reorganization and Stock Offerings

      Initial Public Offering

      On January 7, 1999, Provident Bank (the Bank) completed its reorganization into a mutual holding company structure (the Reorganization). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the Conversion). The Bank became the wholly owned subsidiary of Provident Bancorp, Inc., a federal corporation ("Provident Federal"), which became the majority-owned subsidiary of Provident Bancorp, MHC ("the Mutual Holding Company").

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

      Second Step Conversion

      On January 14, 2004 Provident Bancorp, MHC completed its stock offering in connection with the second-step conversion from a mutual holding company, a federal corporation, to a publicly held bank holding company, incorporated in the State of Delaware. In anticipation of the second-step conversion the board of Directors of Provident Bancorp, MHC formed a Delaware Corporation known as the "Provident Bancorp, Inc." Concurrent with the public stock offering of Provident Bancorp, MHC shares, Provident Bancorp, MHC ceased to exist and Provident Federal was replaced by the "New Provident Bancorp. Inc."

      As a result of the stock offering and conversion, Provident Bank (Bank) is a wholly owned subsidiary of Provident Bancorp, Inc. (Parent), a publicly held bank holding company, Collectively, the Bank and Parent company are referred to herein as the "Company". In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB") located in Ellenville, New York.

      Provident Bancorp, MHC sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable
      Foundation. In addition, each outstanding share of common stock of Provident Federal as of January 14, 2004 has been converted into 4.4323 new shares of the Company's common stock.

      Cash was paid in lieu of the issuance of fractional shares. In connection with the Conversion, the number of shares of authorized but unissued preferred stock was unchanged and the amount of common stock authorized was increased to 75,000,000 shares par value $0.01. The Conversion was accounted for as reorganization in corporate form with no change in the historical basis of the Company's assets

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      and liabilities. Outstanding shares for purposes of calculating prior year per share amounts have been adjusted to give recognition to the exchange ratio applied in the Conversion. Prior year share data within the consolidated statements of condition not been restated for the exchange ratio.

      Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees, and printing and mailing costs were $3.5 million and accordingly, net offering proceeds were $192.2 million.

(2)   Summary of Significant Accounting Policies

      The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous area. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings bank and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and deposits related to the NBF and ENB acquisitions and Provident Municipal Bank are insured by the Bank Insurance Fund of the FDIC. The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident Bancorp, Inc.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

      (c)   Loans

            Loans (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market (if any) are reported at the lower of aggregate cost or estimated fair value. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to earnings.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            management  believes  that the  collection of principal is unlikely.
            Recoveries of loans previously charged-off are credited to the allowance when realized.

            The allowance for loan losses is an amount that management believes is necessary to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of the loans. Management's evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.

            The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all principal and interest contractually due. Certain loans are individually evaluated for collectability in accordance with the Company's ongoing loan review procedures (principally commercial real estate, commercial business and construction loans).
            Smaller-balance homogeneous loans are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. Impaired loans are based on one of three measures - the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as a charge to the allowance for loan losses.

      (e)   Mortgage Servicing Assets

            The cost of an originated mortgage loan that is sold with servicing retained is allocated between the loan and the servicing right. The cost allocated to the retained servicing right is capitalized as a separate asset and amortized thereafter in proportion to, and over the period of, estimated net servicing income. Capitalized mortgage servicing rights are included in other assets and are assessed for impairment based on the fair value of those rights, and impairment losses are recognized in a valuation allowance by charges to income.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

      (h)   Goodwill and Other Intangible Assets

            Goodwill recorded in the NBF and ENB acquisitions is not amortized to expense, but instead is evaluated for impairment at least annually. The core deposit intangibles recorded in both the NBF and ENB acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years, and are evaluated for impairment at least annually. Impairment losses on intangible assets are charged to expense if and when they occur.

      (i)   Real Estate Owned

            Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets.

      (j)   Securities Repurchase Agreements

            In securities repurchase agreements, the Company transfers securities to counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's securities portfolio. Disclosure of the pledged securities is made in the consolidated statements of financial condition if the counterparty has the right by contract to sell or repledge such collateral.

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

            A deferred tax liability is recognized for all temporary differences that will result in future taxable income and is carried on the balance sheet in other liabilities. A deferred tax asset, which is carried on the balance sheet in other assets, is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

                                                       Years ended September 30,
                                                  ----------------------------------
                                                    2004         2003         2002
                                                  --------     --------     --------
            Net income, as reported               $ 11,017       11,251        9,527
            Add RRP expense included in
                 reported net income, net of
                 related tax effects                   345          336          392
            Deduct RRP and stock option
                 expense determined under
                 the fair-value-based method,
                 net of related tax effects           (539)        (595)        (886)
                                                  --------     --------     --------
            Pro forma net income                  $ 10,823       10,992        9,033
                                                  ========     ========     ========
            Earnigs per share:(1)
                 Basic, as reported               $   0.30         0.33         0.28
                                                  ========     ========     ========
                 Basic, pro forma                     0.29         0.32         0.26
                                                  ========     ========     ========
                 Diluted, as reported                 0.29         0.32         0.27
                                                  ========     ========     ========
                 Diluted, pro forma                   0.29         0.32         0.26
                                                  ========     ========     ========

            (1) Prior period share information has been adjusted to reflect the 4.4323-to-one conversion ratio in connection with the Company's second step conversion in January 2004.

            The estimated per-share fair value of stock options granted in fiscal 2004, 2003 and 2002 was $2.71, $1.13 and $1.59, respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years: dividend yields of 1.4%, 1.8% and 1.4%; expected volatility rates of 20.10%, 14.67% and 22.40%; risk-free interest rates of 2.7%, 3.3% and 4.2%; and expected option lives of approximately 4 years, 5 years and 6 years.

      (n)   Earnings Per Share

            Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the period. For purposes of computing both basic and diluted

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            EPS, outstanding shares include all shares issued to the Mutual Holding Company, (for the years ending September 30, 2003 and 2002), but exclude unallocated ESOP shares.

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

(3)   Acquisitions

      Acquisition of the E.N.B. Holding Company, Inc. (ENB)

      On January 14, 2004, simultaneously with the Conversion and Offering, the Company acquired 100% of the outstanding common shares of ENB the holding company of Ellenville National Bank headquartered in Ellenville, New York with five locations in Orange County, New York. Subsequent to the acquisition, ENB branch locations were merged into Provident's banking center network. The Company paid $4,830 per share, in a combination of cash and stock from the Offering. The aggregate purchase price of $76.5 million included the issuance of 3,969,676 shares of Provident stock, cash payments totaling $36.8 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $4.8 million. The value of the shares issued to ENB was based on the Offering price of $10.00 per share. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of ENB have been included in the consolidated statement of income from the date of acquisition.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The following table presents unaudited pro forma information as if ENB had been consummated on September 30, 2001. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired ENB on September 30, 2001.
                                                  Pro forma (unaudited)

                                                2002       2003      2004
                                               -------   -------   -------
         Net interest income                   $55,905   $59,895   $64,102
                                               -------   -------   -------
         Noninterest income                      7,989    11,989    12,162
         Noninterest expense                    45,271    51,567    60,838
         Net income                             11,978    12,804    10,567
                                               =======   =======   =======

         Basic earnings per share              $  0.31   $  0.34   $  0.29
                                               =======   =======   =======

         Diluted earnings per share            $  0.31   $  0.33      0.28
                                               =======   =======   =======

      The following table summarizes the purchase price allocation relating to the acquisition of ENB. This allocation is based on the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

                                                              January 14,
                                                                 2004
                                                              -----------
         Cash and Cash equivalents                             $ 29,218
         Securities available for sale                           96,960
         Loans, net                                             213,730
         Goodwill                                                51,794
         Core deposit intangible                                  6,624
         Other assets                                             8,005
                                                               --------
         Total assets acquired                                  406,331

         Deposits                                               327,284
         Other liabilities                                        2,577
                                                               --------
             Total liabilities assumed                          329,861
                                                               --------
             Net assets acquired                               $ 76,470
                                                               ========
             Consideration paid for ENB                        $ 76,470
                                                               ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The core deposit intangible acquired of $6,624 (none of which is tax deductible)is being amortized over 7.6 years. Amortization expense for the core deposit intangible was $1,762 for the year ending September 30, 2004. Scheduled core deposit amortization expense is $1,583 for fiscal 2005, $1,074 for fiscal 2006, $763 for fiscal 2007, $553 for fiscal 2008, $404 for fiscal 2009 and $485 for later years. Goodwill of $51,794 was assigned to the Company's banking segment of which none is deductible for income tax purposes.

      The Company incurred $773 in costs associated with the integration of ENB into the Company. These costs are included in non- interest expense for the year ended September 30, 2004.

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

      The NBF acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the net assets acquired by $15,253. This amount was recognized as intangible assets, consisting of goodwill of $13,466 (none of which is tax deductible) and a core deposit intangible of $1,787.

      The core deposit intangible represents the estimated value of acquired depositor relationships, principally attributable to the relatively low-cost funding provided by such deposits. Amortization expense for the core deposit intangible was $301, $438 and $286 for each of the years ending September 30, 2004, 2003 and 2002, respectively. The accumulated amortization was $1,025 as of September 30, 2004. Scheduled core deposit amortization expense is $220 for fiscal 2005, $164 for fiscal 2006, $123 for fiscal 2007, $94 for fiscal 2008, $72 for fiscal 2009 and $89 for later years.

      Costs incurred by the Company to integrate the operations of NBF into the Bank amounted to $531 and are included in non-interest expense for the year ended September 30, 2002.

      The following is a summary of the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

         Assets acquired:
              Cash and cash equivalents                        $ 24,286
              Securities                                         55,809
              Loans, net                                         23,112
              Goodwill                                           13,466
              Core deposit intangible                             1,787
              Other                                               2,726
                                                               --------
                Total assets acquired                           121,186

         Liabilities assumed:
              Deposits                                           88,182
              Other                                               4,904
                                                               --------
                Total liabilities assumed                        93,086
                                                               --------
                  Cash paid for NBF common stock               $ 28,100
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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Subsequent Event Acquisition of Warwick Community Bancorp, Inc.

      On October 1, 2004 the Company announced the completion of its acquisition of Warwick Community Bancorp, Inc. ("WCBI"), located in Warwick, New York. Warwick Community Bancorp, Inc. is the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company headquartered in Goshen, New York. In addition, Warwick Commercial Bank is a subsidiary of The Warwick Savings Bank.

      Shareholders  of WCBI as of the  close of  business  on  October  1,  2004 received total merger consideration of approximately $147.2 million, consisting of approximately 6,257,892 shares of common stock of the Company and approximately $72.6 million in cash (including cash paid in lieu of fractional shares). Shareholders who elected to receive all cash or indicated "No Preference" received $32.26 in cash for each of their WCBI shares. Shareholders who elected to receive all stock received 2.7810 shares of common stock of the Company for 99.89% of their shares of common stock of WCBI and $32.26 in cash for each of the remaining 0.11% of their shares. Shareholders who elected to receive cash and shares of common stock of the Company received $32.26 in cash for the cash portion of their election, 2.7810 shares of common stock of the Company for 99.89% of their stock election shares and $32.26 in cash for each of the remaining 0.11% of their stock election shares. Cash was issued in lieu of fractional shares at a rate of $11.612 per whole share.

      On the merger date, WCBI had total loans of $284.5 million, total deposits of $475.1 million and total assets of $703.7 million.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(4)   Securities Available for Sale

      The following is a summary of securities available for sale:

                                                                    Gross        Gross
                                                     Amortized   Unrealized    Unrealized        Fair
                                                        Cost        Gains        Losses         Value
                                                     ---------   ----------    ----------     ---------
      September 30, 2004
      ------------------
           Mortgage-backed securities
               Fannie Mae                            $ 238,112    $     537     $  (1,175)    $ 237,474
               Freddie Mac                              66,466          618          (277)       66,807
               Other                                    15,659          377           (95)       15,941
                                                     ---------    ---------     ---------     ---------
                                                       320,237        1,532        (1,547)      320,222
                                                     ---------    ---------     ---------     ---------
           Investment securities
               U.S. Government and
                  Agency securities                    192,788          522        (1,008)      192,302
               State and municipal securities           20,482          172           (95)       20,559
               Equities                                  1,005          337          (128)        1,214
                                                     ---------    ---------     ---------     ---------
                                                       214,275        1,031        (1,231)      214,075
                                                     ---------    ---------     ---------     ---------
                         Total available for sale    $ 534,512    $   2,563     $  (2,778)    $ 534,297
                                                     =========    =========     =========     =========
      September 30, 2003
      ------------------
           Mortgage-backed securities
               Fannie Mae                            $  80,233    $     851     $    (538)    $  80,546
               Freddie Mac                              50,439        1,188          (111)       51,516
               Other                                    24,110          502           (54)       24,558
                                                     ---------    ---------     ---------     ---------
                                                       154,782        2,541          (703)      156,620
                                                     ---------    ---------     ---------     ---------
           Investment securities
               U.S. Government and
                  Agency securities                    130,392        3,278           (60)      133,610
               Corporate debt securities                 6,030          593            --         6,623
               State and municipal securities            2,545           26           (35)        2,536
               Equities                                  1,052          359           (85)        1,326
                                                     ---------    ---------     ---------     ---------
                                                       140,019        4,256          (180)      144,095
                                                     ---------    ---------     ---------     ---------
                         Total available for sale    $ 294,801    $   6,797     $    (883)    $ 300,715
                                                     =========    =========     =========     =========

      Equity securities principally consist of Freddie Mac and Fannie Mae common and preferred stock.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

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

                                                       September 30, 2004
                                                  ---------------------------
      Investment Securities                       Amortized cost   Fair Value
                                                  --------------   ----------
      Remaining period to contractual maturity       $              $
           Less than one year                          11,401         11,432
           One to five years                          185,321        184,800
           Five to ten years                            5,763          5,793
           Greater than ten years                      10,785         10,836
                                                     --------       --------
      Total                                          $213,270       $212,861
                                                     ========       ========

      Proceeds from sales of securities available for sale during the years ended September 30, 2004, 2003 and 2002 totaled $163,263, $39,416 and
      $56,049, respectively. These sales resulted in gross realized gains of $2,556, $2,166 and $745 for the years ended September 30, 2004, 2003 and 2002, respectively, and gross realized losses of $101, $160 and $284 in fiscal 2004, 2003 and 2002, respectively.

      Securities with carrying amounts of $54,819 and $32,749 were pledged as collateral for borrowings under securities repurchase agreements at September 30, 2004 and September 30, 2003, respectively. U.S. Government and municipal securities with carrying amounts of $113,491 and $36,703 were pledged as collateral for municipal deposits and other purposes at September 30, 2004 and September 30, 2003, respectively.

      The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

                                                   Continuous Unrealized Loss Position
                                           ----------------------------------------------------
                                             Less Than 12 Months          12 Months or Longer                Total
                                           --------------------------------------------------------------------------------
                                             Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
As of September 30, 2004                     Value        Losses          Value        Losses          Value        Losses
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                 $171,592      $ (1,009)      $ 28,750      $   (539)      $200,342      $ (1,548)
U.S. Government and agency securities       102,026          (938)         4,956           (69)       106,982        (1,007)
Municipal securities                          9,898           (73)         1,409           (22)        11,307           (95)
Equity securities                                --            --            871          (128)           871          (128)
                                           --------------------------------------------------------------------------------
     Total                                 $283,516      $ (2,020)      $ 35,986      $   (758)      $319,502      $ (2,778)
                                           ================================================================================

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(5)   Securities Held to Maturity

      The following is a summary of securities held to maturity:

                                                                  Gross          Gross
                                                  Amortized     Unrealized     Unrealized        Fair
                                                     Cost         Gains          Losses         Value
                                                  ---------     ----------     ----------      --------
      September 30, 2004
      ------------------
      Mortgage-backed securities
           Fannie Mae                              $ 17,157      $    396       $   (140)      $ 17,413
           Freddie Mac                               18,245           345           (126)        18,464
           Ginnie Mae & other                         3,473            92             --          3,565
                                                   --------      --------       --------       --------
                                                     38,875           833           (266)        39,442
      Investment securities
           State and municipal                       29,894           922           (293)        30,523
           Other                                        309            --            (44)           265
                                                   --------      --------       --------       --------
                                                     30,203           922           (337)        30,788
                                                   --------      --------       --------       --------
                       Total held to maturity      $ 69,078      $  1,755       $   (603)      $ 70,230
                                                   ========      ========       ========       ========
      September 30, 2003
      ------------------
      Mortgage-backed securities
           Fannie Mae                              $ 27,546      $    705       $   (190)      $ 28,061
           Freddie Mac                               26,511           570            (65)        27,016
           Other                                      1,103            62             --          1,165
                                                   --------      --------       --------       --------
                                                     55,160         1,337           (255)        56,242
      Investment securities
           State and municipal                       18,384         1,003             (1)        19,386
                                                   --------      --------       --------       --------
                       Total held to maturity      $ 73,544      $  2,340       $   (256)      $ 75,628
                                                   ========      ========       ========       ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

                                                         September 30, 2004
                                                       -----------------------
                                                       Amortized
                                                         cost       Fair value
                                                       ---------    ----------
         Remaining period to contractual maturity:
             Less than one year                         $10,196      $10,197
             One to five years                            9,248        9,550
             Five to ten years                            9,926       10,188
             Greater than ten years                         833          853
                                                        -------      -------
                       Total                            $30,203      $30,788
                                                        =======      =======

      There were no sales of securities held to maturity during the years ended September 30, 2004, 2003 and 2002.

      The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

                                            Continuous Unrealized Loss Position
                                      -------------------------------------------------
                                        Less Than 12 Months       12 Months or Longer              Total
                                      ----------------------------------------------------------------------------
                                       Fair       Unrealized       Fair      Unrealized       Fair      Unrealized
      As of September 30, 2004         Value        Losses        Value        Losses        Value        Losses
      ------------------------------------------------------------------------------------------------------------
      Mortgage-backed securities      $    --      $    --       $16,409      $  (266)      $16,409      $  (266)
      Municipal securities              4,421         (293)           --           --         4,421         (293)
      Other securities                    265          (44)           --           --           265          (44)
      ------------------------------------------------------------------------------------------------------------
           Total                      $ 4,686      $  (337)      $16,409      $  (266)      $21,095      $  (603)
      ------------------------------------------------------------------------------------------------------------

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(6)   Loans

      The components of the loan portfolio, excluding loans held for sale, were as follows:

                                                           September 30,
                                                     -------------------------
                                                        2004            2003
                                                     ---------       ---------
      One- to four-family residential
           mortgage loans:
               Fixed rate                            $ 328,337       $ 327,916
               Adjustable rate                          52,412          52,860
                                                     ---------       ---------
                                                       380,749         380,776
                                                     ---------       ---------
      Commercial real estate loans                     327,414         188,360
      Commercial business loans                        105,196          54,174
      Construction loans                                54,294          10,323
                                                     ---------       ---------
                                                       486,904         252,857
                                                     ---------       ---------
      Consumer loans:
           Home equity lines of credit                  80,013          50,197
           Homeowner loans                              26,921          25,225
           Other consumer loans                         23,047           5,198
                                                     ---------       ---------
                                                       129,981          80,620
                                                     ---------       ---------
                         Total loans                   997,634         714,253

      Allowance for loan losses                        (17,353)        (11,069)
                                                     ---------       ---------
                         Total loans, net            $ 980,281       $ 703,184
                                                     =========       =========

      Total loans include net deferred loan origination costs of $1,263 and $903 at September 30, 2004 and September 30, 2003, respectively.

      A substantial portion of the Company's loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster and Sullivan Counties of New York. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company's primary market area.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The principal balances of non-accrual loans were as follows:

                                                           September 30,
                                                        ------------------
                                                         2004        2003
                                                        ------      ------
      One- to four-family residential
           mortgage loans                               $1,597      $  951
      Commercial real estate loans                         488       3,632
      Commercial business                                  474          --
      Consumer loans                                       178         114
                                                        ------      ------
                       Total non-accrual loans          $2,737      $4,697
                                                        ======      ======

      Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $163, $354, and $371 for the years ended September 30, 2004, 2003 and 2002, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $119, $167 and $83, respectively.

      The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $231 and $815 at September 30, 2004 and September 30, 2003, respectively. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2004 and 2003 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $523 and $701 during the years ended September 30, 2004 and 2003, respectively.

      Activity in the allowance for loan losses is summarized as follows:

                                                  Year ended September 30,
                                                  ------------------------
                                                    2004           2003
                                                  --------       --------
      Balance at beginning of year                $ 11,069       $ 10,383
      Provision for loan losses                        800            900
      Charge-offs                                     (484)          (352)
      Recoveries                                       218            138
      Allowance recorded in ENB acquisition          5,750             --
                                                  --------       --------
      Balance at end of year                      $ 17,353       $ 11,069
                                                  ========       ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2004 and 2003. Certain residential mortgage loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $320 in fiscal 2004, $1,096 in fiscal 2003 and $146 in fiscal 2002. At September 30, 2004 and 2003 there was $855 and $2,364 in loans held for sale, respectively. Other assets at September 30, 2004 and 2003 include capitalized mortgage servicing rights with an amortized cost of $746 and $702, respectively, which approximated fair value.

      The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others totaled approximately $84,924 and $83,346 at September 30, 2004 and 2003, respectively. Mortgage escrow funds include balances of $493 and $816 at September 30, 2004 and 2003, respectively, related to loans serviced for others.

(7)   Accrued Interest Receivable

      The components of accrued interest receivable were as follows:

                                                           September 30,
                                                        ------------------
                                                         2004        2003
                                                        ------      ------
      Loans                                             $3,095      $2,064
      Securities                                         3,720       2,787
                                                        ------      ------
               Total accrued interest receivable        $6,815      $4,851
                                                        ======      ======

(8)   Premises and Equipment, Net

      Premises and equipment are summarized as follows:

                                                           September 30,
                                                      -----------------------
                                                        2004           2003
                                                      --------       --------
      Land and land improvements                      $  1,772       $  1,407
      Buildings                                         10,247          6,843
      Leasehold improvements                             6,312          6,084
      Furniture, fixtures, and equipment                15,340         11,791
                                                      --------       --------
                                                        33,671         26,125
      Accumulated depreciation and amortization        (16,825)       (14,478)
                                                      --------       --------
               Total premises and equipment, net      $ 16,846       $ 11,647
                                                      ========       ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(9)   Deposits

      Deposit balances and weighted average interest rates are summarized as follows:

                                                                 September 30,
                                             ------------------------------------------------------
                                                       2004                          2003
                                             ------------------------      ------------------------
                                               Amount           Rate         Amount           Rate
                                             ----------         ----       ----------         ----
      Demand deposits:
           Retail                            $  122,276           --%      $   90,471           --%
           Commercial                           167,084           --           72,538           --
      NOW deposits                               83,439         0.21           62,367         0.20
      Savings deposits                          360,138         0.45          279,717         0.40
      Money market deposits                     173,272         0.64          128,222         0.52
      Certificates of deposit                   333,323         1.86          236,238         1.85
                                             ----------                    ----------
                         Total deposits      $1,239,532         0.96%      $  869,553         0.72%
                                             ==========                    ==========

      Municipal deposits held by PMB totaled $106.7 million and $31.0 million at September 30, 2004 and September 30, 2003, respectively. PMB commenced its public deposit operations on April 19, 2002. See note 4, Securities Available for Sale, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

      Certificates of deposit had remaining periods to contractual maturity as follows:

                                                               September 30,
                                                           ---------------------
                                                             2004         2003
                                                           --------     --------
      Remaining period to contractual maturity:
           Less than one year                              $277,812     $190,140
           One to two years                                  25,874       29,638
           Two to three years                                17,065        5,910
           Greater than three years                          12,572       10,550
                                                           --------     --------
                         Total certificates of deposit     $333,323     $236,238
                                                           ========     ========

      Certificate of deposit accounts with a denomination of $100 or more totaled $93,912 and $48,615 at September 30, 2004 and 2003, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Interest expense on deposits is summarized as follows:

                                                       Years ended September 30,
                                                    -------------------------------
                                                      2004        2003        2002
                                                    -------     -------     -------
      Savings deposits                              $ 1,570     $ 1,497     $ 2,289
      Money market and NOW deposits                   1,048       1,155       1,750
      Certificates of deposit                         5,283       5,123       7,662
                                                    -------     -------     -------
                         Total interest expense     $ 7,901     $ 7,775     $11,701
                                                    =======     =======     =======

(10)  FHLB and Other Borrowings

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                                                 September 30,
                                             ------------------------------------------------------
                                                       2004                          2003
                                             ------------------------      ------------------------
                                               Amount           Rate         Amount           Rate
                                             ----------         ----       ----------         ----
      By type of borrowing:
           Advances                           $164,947          2.81%      $124,398           2.49%
           Repurchase agreements                49,962          3.49         40,359           4.52
                                              --------                     --------
                         Total borrowings     $214,909          2.97%      $164,757           2.98%
                                              ========                     ========
      By remaining period to maturity:
           Less than one year                 $ 94,961          2.11%      $ 70,358           2.28%
           One to two years                     28,000          3.18         15,000           2.19
           Two to three years                   18,651          3.65         28,000           3.18
           Three to four years                  29,443          3.78          9,162           4.69
           Four to five years                   40,017          3.76         33,277           3.65
           Greater than five years               3,837          4.89          8,960           5.01
                                              --------                     --------
                         Total borrowings     $214,909          2.97%      $164,757           2.98%
                                              ========                     ========

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight FHLB advances up to 30% of its total assets, or approximately $548,000 and $352,000 at September 30, 2004 and 2003, respectively. The Bank's unused FHLB borrowing capacity was approximately $383,000 and $228,000, respectively, at those dates. FHLB advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at September 30, 2004 and 2003. At September 30, 2004 repurchase agreements included $9,962 to other than the FHLB.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Securities repurchase agreements had weighted average remaining terms to maturity of approximately 2.7 years and 3.2 years at September 30, 2004 and 2003, respectively. Average borrowings under securities repurchase agreements were $43,183 and $35,953 during the years ended September 30, 2004 and 2003, respectively, and the maximum outstanding month-end balance was $50,246 and $40,359, respectively.

      FHLB borrowings of $20,000 at September 30, 2004 and 2003 are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 2 years and 3 years and weighted average interest rates of 4.9% and 5.11% at September 30, 2004 and 2003, respectively.

(11)  Income Taxes

      Income tax expense consists of the following:

                                              Years ended September 30,
                                           -------------------------------
                                             2004        2003        2002
                                           -------     -------     -------
      Current tax expense:
           Federal                         $ 5,556     $ 5,137     $ 5,872
           State                               656         594         863
                                           -------     -------     -------
                                             6,212       5,731       6,735
                                           -------     -------     -------
      Deferred tax expense (benefit):
           Federal                            (789)        610        (918)
           State                              (287)          3        (254)
                                           -------     -------     -------
                                            (1,076)        613      (1,172)
                                           -------     -------     -------
               Total income tax expense    $ 5,136     $ 6,344     $ 5,563
                                           =======     =======     =======

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

                                                Years ended September 30,
                                            ---------------------------------
                                              2004         2003         2002
                                            -------      -------      -------
      Tax at Federal statutory rate         $ 5,654      $ 6,158      $ 5,282
      State income taxes, net of Federal
           tax benefit                          240          388          396
      Tax-exempt interest                      (460)        (234)        (193)
      Nondeductible portion of ESOP
           expense                              408          222          161
      BOLI Income                              (193)        (169)          --
      Low-income housing tax credits            (72)         (72)         (72)
      Other, net                               (441)          51          (11)
                                            -------      -------      -------
               Actual income tax expense    $ 5,136      $ 6,344      $ 5,563
                                            =======      =======      =======
      Effective income tax rate                31.8%        36.1%        36.9%
                                            =======      =======      =======

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

                                                                       September 30,
                                                                   ---------------------
                                                                     2004         2003
                                                                   --------     --------
      Deferred tax assets:
           Allowance for loan losses                               $  7,092     $  4,524
           Deferred compensation                                      2,662        2,684
           Contribution carry forward                                 1,836           --
           Depreciation of premises and equipment                       661          245
           Core deposit intangibles                                      --        1,111
           Net unrealized loss on securities available for sale         124           --
           Other                                                        468          178
                                                                   --------     --------
                      Total deferred tax assets                      12,843        8,742
                                                                   --------     --------
      Deferred tax liabilities:
           Undistributed earnings of subsidiary not
               consolidated for tax return purposes
               (Provident REIT, Inc.)                                (4,337)      (4,311)
           Prepaid pension costs                                       (582)        (608)
           Core deposit intangibles                                    (958)          --
           Purchase accounting fair value
               adjustments                                             (493)        (153)
           Net unrealized gain on securities
               available for sale                                        --       (2,322)
           Other                                                       (652)        (697)
                                                                   --------     --------
                      Total deferred tax liabilities                 (7,022)      (8,091)
                                                                   --------     --------
                      Net deferred tax asset (liability)           $  5,821     $    651
                                                                   ========     ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2004 and 2003.

      The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank's base-year tax bad debt reserves were $4,600 for Federal tax purposes and $39,000 and $34,900 for New York State tax purposes at September 30, 2004 and 2003, respectively. Associated deferred tax liabilities of $3,900 and $3,660 have not been recognized at those dates since the Company does not expect that the base-year reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident Bancorp, Inc. and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

(12)  Employee Benefit Plans and Stock-Based Compensation Plans

      (a)   Pension Plan

            The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Employees who are twenty-one years of age or older and have worked for the Company for one year are eligible to participate in the plan. The Company's funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. As part of the acquisition of ENB the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The following is a summary of changes in the projected benefit obligation and fair value of plan assets, together with a reconciliation of the funded status to the amount of prepaid pension costs reported in other assets in the consolidated statements of financial condition:

                                                            September 30,
                                                        ---------------------
                                                          2004         2003
                                                        --------     --------
            Changes in projected benefit obligation:
                 Beginning of year                      $ 11,520     $  9,132
                 Service cost                                787          669
                 Interest cost                               990          673
                 Actuarial loss                              903        1,255
                 Acquisition of ENB plan                   7,132           --
                 Benefits paid                              (428)        (209)
                                                        --------     --------
                               End of year                20,904       11,520
                                                        --------     --------
            Changes in fair value of plan assets:
                 Beginning of year                         9,896        7,887
                 Actual gain on plan assets                  802        1,056
                 Employer contributions                    3,309        1,162
                 Employee contributions                       20           --
                 Acquisition of ENB plan                   6,236           --
                 Benefits and distributions paid            (619)        (209)
                                                        --------     --------
                               End of year                19,644        9,896
                                                        --------     --------
            Funded status at end of year                  (1,260)      (1,624)
            Unrecognized net actuarial loss                4,154        3,132
            Unrecognized prior service cost                  (43)         (56)
            Unrecognized net transition obligation            10           36
                                                        --------     --------
                               Prepaid pension costs    $  2,861     $  1,488
                                                        ========     ========

            A discount rate of 6.00% and a rate of increase in future compensation levels of 5.00% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2004 (6.25% and 5.00%, respectively, at September 30, 2003). The long-term rate of return on plan assets was 7.75% for both fiscal 2004 and 2003. The discount rate, long-term rate of return on plan assets and future compensation increase assumptions for the ENB Plan were 6.00%, 6.00% and 0.00%, respectively, for the year ended September 30, 2004.

            Estimated Future Benefit Payments

            The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                      2005                        $  692
                      2006                           835
                      2007                           893
                      2008                           993
                      2009                         1,126
                      2010-2014                    6,423

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The components of the net periodic pension expense were as follows:

                                                            Years ended September 30,
                                                         -------------------------------
                                                           2004        2003        2002
                                                         -------     -------     -------
            Service cost                                 $   787     $   669     $   430
            Interest cost                                    990         673         490
            Expected return on plan assets                (1,068)       (647)       (598)
            Amortization of prior service cost               (13)        (14)        (14)
            Amortization of net transition obligation         26          26          26
            Recognized net actuarial loss                    194         155          12
                                                         -------     -------     -------
                        Net periodic pension expense     $   916     $   862     $   346
                                                         =======     =======     =======

            The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The periodic pension expense for the supplemental plan amounted to $113, $97 and $90 for the years ended September 30, 2004, 2003 and 2002, respectively. The actuarial present value of the projected benefit obligation was $877 and $759 at September 30, 2004 and 2003, respectively, and the vested benefit obligation was $800 and $653 for the same periods, respectively, all of which is unfunded.

      (b)   Other Postretirement Benefits Plan

            The Company's postretirement health care plan, which is unfunded, provides optional medical, dental and life insurance benefits to retirees. In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits as an expense over a 20-year period. The periodic expense recognized for this plan was $43, $40 and $32 for the years ended September 30, 2004, 2003 and 2002, respectively.

      (c)   Employee Savings Plans

            The Company also sponsors a defined contribution plan established under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching
            contribution   of  3%  of   compensation.   Voluntary  and  matching
            contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $294, $248 and $206 for the years ended September 30, 2004, 2003 and 2002, respectively.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      (d)   Employee Stock Ownership Plan

            In connection with the Reorganization and Offering in 1999, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from Provident Bancorp, Inc. and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which has a ten-year term and bears interest at the prime rate. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

            In connection with the Second-Step Stock Conversion and Offering in January, 2004, the Company established an additional ESOP for eligible employees. The ESOP borrowed $9,987 from Provident Bancorp, Inc. and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

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

            ESOP expense was $1,896, $1,012 and $835 for the years ended September 30, 2004, 2003 and 2002, respectively. Through September 30, 2004 and 2003, a cumulative total of 923,717 shares and 786,706 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders' equity (1,445,045 shares with a cost of $10,854 and a fair value of approximately $16,965 at September 30, 2004 and 583,405 shares with a cost of $1,597 and a fair value of approximately $5,500 at September 30, 2003, respectively).

            A supplemental savings plan has also been established for certain senior officers. Expense recognized for this plan was $198, $67 and $68 for the years ended September 30, 2004, 2003 and 2002, respectively.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)


      (e)   Recognition and Retention Plan

            In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares $(2,995) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. RRP expense was $506, $526 and $621 for the years ended September 30, 2004, 2003 and 2002, respectively. In 2003, 27,413 shares were forfeited and returned to the plan as available for future grant.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      (f)   Stock Option Plan

            The stockholders also approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock has been reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. Options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

            The following is a summary of activity in the Stock Option Plan:

                                                                     Weighted
                                                Shares subject        average
                                                   to option      exercise price
                                                --------------    --------------
            Outstanding at September 30, 2001      1,545,987              3.52

            Granted                                  196,488              5.86
            Exercised                               (385,584)             3.71
            Forfeited                                (13,740)             3.50
                                                  ----------        ----------
            Outstanding at September 30, 2002      1,343,151              3.81

            Granted                                   47,065              7.08
            Exercised                               (154,327)             3.96
            Forfeited                                (22,385)             3.50
                                                  ----------        ----------
            Outstanding at September 30, 2003      1,213,504        $     3.92
                                                  ----------        ----------
            Granted                                  191,418             11.77
            Exercised                                (82,059)             3.70
                                                  ----------        ----------
            Outstanding at September 30, 2004      1,322,863        $     5.05
                                                  ==========        ==========

            Options exercisable at September 30, 2004, 2003 and 2002 totaled 1,182,863, 918,204 and 697,923 respectively, with a weighted average exercise price of approximately $4.25, $4.00 and $3.77 per share, respectively. These options had weighted average remaining terms of 6.0, 6.4 years and 7.4 years at the respective dates. There were 3,843 shares and 178,843 shares available for future option grants at September 30, 2004 and 2003, respectively.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

      The components of other comprehensive income (loss) are summarized as follows:

                                                          Year ended September 30,
                                                     ---------------------------------
                                                      2004         2003         2002
                                                     -------      -------      -------
      Net unrealized holding (loss) gain
           arising during the year on securities
           available for sale, net of related
           income taxes of $1,463,
           $597 and $(950), respectively             $(2,195)     $  (896)     $ 1,429

      Reclassification adjustment for net
           realized gains included in net
           income, net of related income
           taxes of $982, $802 and $184,
           respectively                               (1,473)      (1,204)        (277)
                                                     -------      -------      -------
                                                      (3,668)      (2,100)       1,152
      Minimum liability on supplemental
           retirement plan net of
           related income taxes of $76                  (111)

      Net unrealized gain on
           derivatives, net of related
           income taxes of $(0), $(6)
           and $(26), respectively (note 16)              --           10           38
                                                     -------      -------      -------
                      Other comprehensive
                         income (loss)               $(3,779)     $(2,090)     $ 1,190
                                                     =======      =======      =======

      The Company's accumulated other comprehensive income included in stockholders' equity at September 30, 2004 and 2003 consists of the after-tax net unrealized (loss) gain of $(186) and $3,482, respectively and minimum liability for supplemental retirement plan of ( $111) at September 30, 2004.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(14)  Earnings Per Common Share

      The following is a summary of the calculation of earnings per share (EPS):

                                                 Years ended September 30,
                                           -------------------------------------
                                               2004        2003        2002
                                              -------     -------     -------
                                           (In thousands, except per share data)
      Net income                              $11,017     $11,251     $ 9,527
                                              =======     =======     =======
      Weighted average common shares
           outstanding for computation of
           basic EPS(1) (3)                    36,809      34,186      34,137

      Common-equivalent shares due to
           the dilutive effect of stock
           options and RRP awards(2) (3)          635         477         523
                                              -------     -------     -------

      Weighted average common shares
           for computation of diluted EPS     $37,444     $34,663     $34,660
                                              =======     =======     =======

      Earnings per common share:(3)
           Basic                              $  0.30     $  0.33     $  0.28
           Diluted                               0.29        0.32        0.27
                                              =======     =======     =======

      (1) Includes all shares issued to the Mutual Holding Company (2004 up until January 14, 2004 and for 2003 and 2002), but excludes unallocated ESOP shares.

      (2) Represents incremental shares computed using the treasury stock method.

      (3) Prior period share information has been adjusted to reflect the 4.4323-to-one conversion ratio in connection with the Company's second-step conversion in January 2004.

(15)  Stockholders' Equity

      (a)   Regulatory Capital Requirements

            OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

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

            Management believes that, as of September 30, 2004 and 2003 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2004 and 2003, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements which it satisfied as of September 30, 2004 and 2003.

                                                                                      OTS requirements
                                                                      -------------------------------------------------
                                                                          Minimum capital        Classification as well
                                                 Bank actual                 adequacy                  capitalized
                                           ----------------------     ----------------------     ----------------------
                                            Amount          Ratio      Amount          Ratio       Amount         Ratio
                                           --------         -----     --------         -----     --------         -----
            September 30, 2004:
                 Tangible capital          $189,486         11.3%     $ 25,285          1.5%     $     --
                 Tier 1 (core) capital      189,486         11.3        67,427          4.0        84,284          5.0
                 Risk-based capital:
                    Tier 1                  189,486         16.6            --                     68,593          6.0
                    Total                   203,776         17.8        91,458          8.0       114,322         10.0
                                           ========                   ========                   ========
            September 30, 2003:
                 Tangible capital          $ 93,497          8.1%     $ 17,231          1.5%     $     --          0.0%
                 Tier 1 (core) capital       93,497          8.1        45,950          4.0        57,437          5.0
                 Risk-based capital:
                    Tier 1                   93,497         13.7            --          0.0        40,835          6.0
                    Total                   102,041         15.0        54,447          8.0        68,058         10.0
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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            The following is a reconciliation of the Bank's total stockholder's equity under accounting principles generally accepted in the United States of America ("GAAP") and its regulatory capital:

                                                             September 30,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------
            Total GAAP stockholder's equity            $ 259,790      $ 112,039
            Goodwill and intangible assets               (70,490)       (15,163)
            Unrealized gain on securities available
                 for sale                                    186         (3,379)
                                                       ---------      ---------
                     Tangible, tier 1 core and
                        Tier 1 risk-based capital        189,486         93,497
            Allowance for loan losses                     14,290          8,544
                                                       ---------      ---------
                     Total risk-based capital          $ 203,776      $ 102,041
                                                       =========      =========

      (b)   Dividend Payments

            Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. The Bank paid cash dividends of $15 million to Provident Bancorp, Inc. during the year ended September 30, 2004 ( $3,500 during the year ended September 30, 2003 and none during the year ended September 30, 2002).

            Unlike  the Bank,  Provident  Bancorp,  Inc.  is not  subject to OTS
            regulatory   limitations   on  the  payment  of   dividends  to  its
            shareholders.

      (c)   Stock Repurchase Programs

            The Company completed a stock repurchase program during the year ended September 30, 2000, purchasing 193,200 (unadjusted for the 4.4323-to-one conversion) common shares for the treasury at a total cost of $3,061. In July 2000, the Company announced a second repurchase program to acquire up to 5%, or 183,540, of its publicly-traded shares as market conditions warrant. This

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            program was completed in May 2003. A third repurchase program was announced in March 2003 to acquire up to 5% or approximately 177,250 shares. The authorization to repurchase shares of the Company's common stock expired in connection with its second step conversion on January 14, 2004, pursuant to applicable Office.of Thrift Supervision regulations that restricted stock repurchases for one year following the completion of a mutual stock conversion. The restriction does not apply to treasury stock purchases in connection with ESOP and option plans.

      (d)   Liquidation Rights

            All depositors who had liquidation rights with respect to the Bank as of the effective date of the Reorganization continue to have such rights solely with respect to the Mutual Holding Company, as long as they continue to hold deposit accounts with the Bank. In addition, all persons who were depositors of the Bank as of the date of the second step stock offering have liquidation rights with respect to the Mutual Holding Company.

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

                                                         September 30,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------
      Lending-related instruments:
           Loan origination commitments:
               Fixed-rate loans                     $ 11,671      $ 15,742
               Adjustable-rate loans                  78,694        55,602
           Unused lines of credit                    120,695        79,593
           Standby letters of credit                  12,711         8,976

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's fixed-rate loan origination commitments at September 30, 2004 provide for interest rates ranging principally from 4.25% to 8.25%.

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

            As of September 30, 2004, the Company had $12,711in outstanding letters of credit, of which $3,871 were secured by cash collateral.

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

            The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000, and recorded an after-tax transition adjustment of $41 to recognize the interest rate cap agreements at fair value. The Company's interest rate cap agreements were accounted for as cash flow hedges under SFAS No. 133 and were reported at fair value, which was insignificant at September 30, 2002. Interest expense for the years ended September 30, 2004, 2003, and 2002 includes charges of $0, $16, and $64, respectively, for the effect of the interest rate cap agreements. The remaining amount reported in accumulated other

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

            comprehensive income with respect to these agreements at September 30, 2002 was reclassified into earnings during fiscal 2003.

(17)  Commitments and Contingencies

      Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under noncancelable operating leases with initial or remaining terms of more than one year at September 30, 2004 are $2,603 for fiscal 2005, $1,467 for fiscal 2006, $1,361 for fiscal 2007, $1,419 for fiscal 2008, $851 for fiscal 2009 and a total of $11,249 for later years. Occupancy and office operations expense includes net rent expense of $1,435, $1,202, and $1,137 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

                                                                  September 30,
                                              ------------------------------------------------------
                                                       2004                          2003
                                              ------------------------     -------------------------
                                              Carrying      Estimated       Carrying      Estimated
                                               amount       fair value       amount       fair value
                                             ----------     ----------     ----------     ----------
      Financial assets:
           Cash and due from banks           $  107,571     $  107,571     $   33,500     $   33,500
           Securities available for sale        534,297        534,297        300,715        300,715
           Securities held to maturity           69,078         70,230         73,544         75,628
           Loans                                980,281      1,024,002        703,184        733,769
           Accrued interest receivable            6,815          6,815          4,851          4,851
           FHLB stock                            10,247         10,247          8,220          8,220
      Financial liabilities:
           Deposits                           1,239,532      1,238,364        869,553        871,338
           FHLB borrowings                      214,909        214,940        164,757        166,195
           Mortgage escrow funds                  2,526          2,526          3,949          3,949
                                             ==========     ==========     ==========     ==========

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

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

            The fair values of the Company's off-balance-sheet financial instruments described in Note 16 were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2004 and 2003, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

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

                  (Dollars in thousands, except per share data)

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

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

      In November 2003, the Emerging Issues Task Force ("EITF") issued issue summary 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provisions of this standard, as currently written, will have a material impact on the results of future operations.

      In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

      On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(20)  Condensed Parent Company Financial Statements

      Set forth below are the condensed statements of financial condition of Provident Bancorp, Inc. and the related condensed statements of income and cash flows:

                                                          September 30,
      Condensed Statements of                         ---------------------
           Financial Condition                          2004         2003
                                                      --------     --------
      Assets:
           Cash                                       $ 74,726     $  3,640
           Securities available for sale                    --        2,297
           Loan receivable from ESOP                    11,491        1,880
           Investment in Provident Bank                258,922      110,441
           Other assets                                  5,182          107
                                                      --------     --------
                         Total assets                 $350,321     $118,365
                                                      ========     ========
      Liabilities                                     $    809     $    508
      Stockholders' equity                             349,512      117,857
                                                      --------     --------
                         Total liabilities and
                             stockholders' equity     $350,321     $118,365
                                                      ========     ========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

                                                                                  Year ended September 30,
                                                                           -------------------------------------
                                                                              2004          2003          2002
                                                                           ---------     ---------     ---------
      Condensed statements of income
          Interest income                                                  $     919     $     258     $     450
          Dividends from Provident Bank                                       15,000         3,500            --
          Gain on sale of securities available for sale                          471            92           123
          Non-interest expense                                                (5,207)         (175)         (226)
          Income tax expense                                                   1,311           (73)         (134)
                                                                           ---------     ---------     ---------
                     Income before equity in undistributed
                        earnings of Provident Bank                            12,494         3,602           213
          Equity in undistributed earnings of Provident Bank                  (1,477)        7,649         9,314
                                                                           ---------     ---------     ---------
                     Net income                                            $  11,017     $  11,251     $   9,527
                                                                           =========     =========     =========
      Condensed statements of cash flows
           Cash flows from operating activities:
             Net income                                                    $  11,017     $  11,251     $   9,527
             Adjustments to reconcile net income to net cash
                provided by (used in) operating activities:
                  Equity in undistributed earnings of
                     Provident Bank                                            1,477        (7,649)       (9,314)
                  Net gain on sales of securities                                471            92           123
                  Other adjustments, net                                       4,295         1,119           632
                                                                           ---------     ---------     ---------
                     Net cash provided by
                        operating activities                                  17,260         4,813           968
                                                                           ---------     ---------     ---------
          Cash flows from investing activities:
             Purchase of ENB Holding CO., Inc.                                39,697            --            --
             Purchases of securities available for sale                      (41,021)           --        (2,296)
             Proceeds from sales of securities available for sale             42,847         2,050         2,374
             Origination of ESOP loan                                         (9,987)           --            --
             ESOP loan principal repayments                                      376           376           376
                                                                           ---------     ---------     ---------
                     Net cash provided by investing activities                31,912         2,426           454
                                                                           ---------     ---------     ---------
          Cash flows from financing activities:
             Common stock offering proceeds net                              192,363            --            --
             Capital contribution to banking subsidiary                     (160,404)           --            --
             Treasury shares purchased                                          (432)       (2,343)       (1,971)
             Cash dividends paid                                              (5,008)       (2,421)       (1,935)
             Stock option transactions                                           125           524           278
             Shares purchased for ESOP plan                                   (9,987)           --            --
             Formation of Charitable Foundation                                4,000            --            --
             Other equity transactions                                         1,257            --            --
                                                                           ---------     ---------     ---------
                     Net cash provided by (used in)financing activities       21,914        (4,240)       (3,628)
                                                                           ---------     ---------     ---------
                     Net increase (decrease)  in cash                         71,086         2,999        (2,206)
          Cash at beginning of year                                            3,640           641         2,847
                                                                           ---------     ---------     ---------
          Cash at end of year                                              $  74,726     $   3,640     $     641
                                                                           =========     =========     =========

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

(21)  Quarterly Results of Operations (Unaudited)

      The following is a condensed summary of quarterly results of operations for the years ended September 30, 2004 and 2003:

                                                 First      Second        Third      Fourth
                                                quarter     quarter      quarter     quarter
                                               --------    --------     --------    --------
      Year ended September 30, 2004
      -----------------------------
           Interest and dividend income        $ 14,318    $ 19,085     $ 19,984    $ 21,121
           Interest expense                       2,767       3,147        3,487       3,581
                                               --------    --------     --------    --------
                       Net interest income       11,551      15,938       16,497      17,540
           Provision for loan losses                150         200          225         225
           Non-interest income                    2,803       2,784        2,875       3,111
           Non-interest expense                   9,570      18,650       13,505      14,421
                                               --------    --------     --------    --------
                       Income before income
                          tax expense             4,634        (128)       5,642       6,005
           Income tax expense                     1,589        (200)       1,988       1,759
                                               --------    --------     --------    --------
                       Net income              $  3,045    $     72     $  3,654    $  4,246
                                               ========    ========     ========    ========
           Earnings per common share:
           Basic                               $   0.09    $     --     $   0.10    $   0.11
           Diluted                                 0.09          --         0.10        0.11
                                               ========    ========     ========    ========
      Year ended September 30, 2003
      -----------------------------
           Interest and dividend income        $ 15,024    $ 14,439     $ 14,252    $ 14,075
           Interest expense                       3,389       2,947        2,975       2,749
                                               --------    --------     --------    --------
                       Net interest income       11,635      11,492       11,277      11,326
           Provision for loan losses                300         300          200         100
           Non-interest income                    2,003       2,367        2,888       2,298
           Non-interest expense                   8,473       9,557        9,176       9,585
                                               --------    --------     --------    --------
                       Income before income
                          tax expense             4,865       4,002        4,789       3,939
           Income tax expense                     1,824       1,482        1,683       1,355
                                               --------    --------     --------    --------
                       Net income              $  3,041    $  2,520     $  3,106    $  2,584
                                               ========    ========     ========    ========
           Earnings per common share:
           Basic                               $   0.09    $   0.07     $   0.09    $   0.08
           Diluted                                 0.09        0.07         0.09        0.07
                                               --------    --------     --------    --------

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

ITEM  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

      None

ITEM 9A. Controls and Procedures.
---------------------------------

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

                                    PART III

ITEM 9B. Other Information.
---------------------------

      Not applicable.

ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The "Proposal I - Election of Directors" section of Provident Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2005 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation
-------------------------------

      The "Proposal I - Election of Directors" section of the Proxy Statement is incorporated herein by reference.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)

ITEM 12.  Security  Ownership  of Certain  Beneficial  Owners and  Management  &
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

      Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

      Set forth below is certain information as of September 30, 2004, regarding equity compensation that has been approved by stockholders.

      =================================================================================================================
                                             Number of securities to be                           Number of securities
          Equity compensation plans           Issued upon exercise of                                   remaining
                 approved by                  outstanding options and        Weighted average    available for issuance
                stockholders                           rights                 exercise price            under plan
      -----------------------------------------------------------------------------------------------------------------
      Stock Option Plan                               1,322,863                   $5.05                   3,843
      -----------------------------------------------------------------------------------------------------------------
      Recognition and Retention Plan(1)                      --               Not Applicable                  0
      -----------------------------------------------------------------------------------------------------------------
      Total(2)                                        1,322,863                   $5.05                   3,843
      =================================================================================================================

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

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

      The "Proposal IV - Ratification of Appointment of Independent Registered Public Accounting Firm" section of the proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

            (1) Financial Statements
                --------------------

            The financial statements filed in Item 8 of this Form 10-K are as follows:

            (A)   Independent Auditors' Report

            (B) Consolidated Statements of Financial Condition as of September 30, 2004 and 2003

            (C)   Consolidated   Statements   of  Income  for  the  years  ended
                  September 30, 2004, 2003 and 2002

            (D) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended September 30, 2004, 2003, and 2002

            (E) Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

            (F)   Notes to Consolidated Financial Statements

            (2) Financial Statement Schedules
                -----------------------------

            All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

            (3) Exhibits
                --------

            3.1   Certificate of Incorporation of Provident Bancorp, Inc.*

            3.2   Bylaws of Provident Bancorp, Inc.*

            4     Form of Common Stock Certificate of Provident Bancorp, Inc.*

            10.1  Employee Stock Ownership Plan**

            10.2  Employment Agreement with George Strayton, as amended**

            10.3  Form of Employment Agreement**

            10.4  Deferred Compensation Agreement, as amended and restated*

            10.5  Supplemental Executive Retirement Plan, as amended**

            10.6  Management Incentive Program**

            10.7 1996 Long-Term Incentive Plan for Officers and Directors, as amended**

            10.8  Provident Bank 2000 Stock Option Plan***

            10.9  Provident Bank 2000 Recognition and Retention Plan***

            10.10 Employment Agreement with Paul A. Maisch*****

            14    Code of Ethics****

            21    Subsidiaries of Registrant

            23    Consent of KPMG LLP

            24    Power of Attorney (set forth on signature page)

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002

----------

            * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003 and amended on October 31, 2003 and November 10, 2003.

            ** Incorporated by reference to the Registration Statement on Form S-1 of Provident Bancorp, Inc., a federal corporation (File No. 333-63593), originally filed with the Commission on September 17, 1998 and amended on November 6, 1998 and November 12, 1998.

            *** Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on January 18, 2000.

            **** Incorporated by reference from the Annual Report on Form 10-K of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on December 29, 2003.

            ***** Incorporated  by reference  from the Quarterly  Report on Form
                  10-Q of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on August 12, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provident Bancorp, Inc.


Date: December 13, 2004                 By:   /s/ George Strayton
                                              ----------------------------------
                                              George Strayton
                                              President, Chief Executive Officer
                                              and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/  George Strayton              By:   /s/ Paul A. Maisch
      -------------------------------         ----------------------------------
      George Strayton                         Paul A. Maisch
      President, Chief Executive              Chief Financial Officer and
      Officer and Director                    Senior Vice President

Date: December 13, 2004                 Date: December 13, 2004


By:   /s/ William F. Helmer             By:   /s/ Dennis L. Coyle
      -------------------------------         ----------------------------------
      William F. Helmer                       Dennis L. Coyle, Vice Chairman
      Chairman of the Board

Date: December 13, 2004                 Date: December 13, 2004


By:   /s/ Judith Hershaft               By:   /s/ Thomas F. Jauntig, Jr.
      -------------------------------         ----------------------------------
      Judith Hershaft, Director               Thomas F. Jauntig, Jr., Director

Date: December 13, 2004                 Date: December 13, 2004


By:   /s/ Donald T. McNelis             By:   /s/ Richard A. Nozell
      -------------------------------         ----------------------------------
      Donald T. McNelis, Director             Richard A. Nozell, Director

Date: December 13, 2004                 Date: December 13, 2004


By:   /s/ William R. Sichol, Jr.        By:   /s/ Burt Steinberg
      -------------------------------         ----------------------------------
      William R. Sichol, Jr.,                 Burt Steinberg, Director
      Director

Date: December 13, 2004                 Date: December 13, 2004


By:   /s/ F. Gary Zeh                   By:   /s/ Victoria Kossover
      -------------------------------         ----------------------------------
      F. Gary Zeh, Director                   Victoria Kossover, Director

Date: December 13, 2004                 Dated: December 13, 2004