Form 10-Q
period 2004-12-31
PROVIDENT BANCORP INC/NY/
filed 2005-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004
                ------------------------------------------------
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
             -------------------------------------------------------

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                 80-0091851
        -------------------------------                     ----------
        (State or Other Jurisdiction of                (IRS Employer ID No.)
        Incorporation or Organization)

    400 Rella Boulevard, Montebello, New York                  10901
    -----------------------------------------                  -----
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

      Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Classes of Common Stock             Shares Outstanding
            -----------------------             ------------------

                $0.01 per share                     45,929,738
                                              as of January 31, 2005

                             PROVIDENT BANCORP, INC.
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           at December 31, 2004 and September 30, 2004                        3

           Consolidated Statements of Income for the Three Months
           Ended December 31, 2004 and 2003                                   5

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended December 31, 2004                       6

           Consolidated Statements of Cash Flows
           for the Three Months Ended December 31, 2004 and 2003              7

           Consolidated Statements of Comprehensive Income/(Loss) for the
           Three Months Ended December 31, 2004 and 2003                      9

           Notes to Consolidated Financial Statements                         9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                22

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                                  34

Item 4.    Controls and Procedures                                            35

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1.    Legal Proceedings                                                  35

Item 2.    Changes in Securities and Use of Proceeds                          36

Item 3.    Defaults upon Senior Securities                                    37

Item 4.    Submission of Matters to a Vote of Security Holders                37

Item 5.    Other Information                                                  37

Item 6.    Exhibits                                                           37

           Signature                                                          38

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                          December 31, 2004   September 30, 2004
------                                                          -----------------   ------------------
Cash and due from banks                                            $   57,869           $  107,571
Securities (Note 8):
   Available for sale, at fair value (amortized cost of
     $884,083 at December 31, 2004 and $534,512 at
     September 30, 2004)                                              880,626              534,297
   Held to maturity, at amortized cost (fair value of $68,411
     at December 31, 2004 and $70,230 at September 30, 2004)           67,455               69,078
                                                                   ----------           ----------
       Total securities                                               948,081              603,375
                                                                   ----------           ----------

Loans held for sale                                                     2,466                  855

Gross loans (Note 6)                                                1,286,918              997,634
   Allowance for loan losses (Note 7)                                 (22,165)             (17,353)
                                                                   ----------           ----------
       Total loans, net                                             1,264,753              980,281
                                                                   ----------           ----------
FHLB stock, at cost                                                    19,704               10,247
Accrued interest receivable, net                                        9,844                6,815
Premises and equipment, net                                            29,269               16,846
Goodwill (Notes 2, 3 and 4)                                           157,722               65,260
Core deposit intangible                                                14,892                5,624
Bank owned life insurance                                              26,882               13,245
Other assets                                                           21,948               16,032
                                                                   ----------           ----------
       Total assets                                                $2,553,430           $1,826,151
                                                                   ==========           ==========

                                                                     (Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(Dollars in thousands, except per share and share data)

Liabilities and Stockholders' Equity                                December 31, 2004   September 30, 2004
------------------------------------                                -----------------   ------------------
Liabilities:
    Deposits (Note 9):
       Non-interest bearing                                              $  366,464          $  289,360
       Interest bearing                                                   1,335,311             950,172
                                                                         ----------          ----------
       Total deposits                                                     1,701,775           1,239,532
    Borrowings                                                              392,845             214,909
    Mortgage escrow funds                                                     9,551               2,526
    Other                                                                    22,718              19,672
                                                                         ----------          ----------
       Total liabilities                                                  2,126,889           1,476,639
                                                                         ----------          ----------

Stockholders' equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares
  authorized; none issued or outstanding)                                        --                  --
Common stock (par value $0.01 per share; 75,000,000 shares
  authorized; 45,917,491 shares and 39,655,167 shares issued;
  45,910,884 shares and 39,618,373 shares outstanding at
  December 31, 2004 and September 30, 2004, respectively)                       459                 397
Additional paid-in capital                                                  344,520             269,325
Unallocated common stock held by the employee stock
  ownership plan ("ESOP") (1,398,311 shares at December 31, 2004
  and 1,445,045 shares at September 30, 2004)                               (10,635)            (10,854)
Treasury stock, at cost (6,607 shares at December 31, 2004 and
   36,794 shares at September 30, 2004)                                         (88)               (432)
Retained earnings                                                            94,414              91,373
Accumulated other comprehensive income                                       (2,129)               (297)
                                                                         ----------          ----------
       Total stockholders' equity                                           426,541             349,512
                                                                         ----------          ----------

       Total liabilities and stockholders' equity                        $2,553,430          $1,826,151
                                                                         ==========          ==========

       Book value per common share at period end                         $     9.29          $     8.82

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

                                                            For the Three Months
                                                             Ended December 31,
                                                             ------------------
                                                            2004            2003
                                                            ----            ----
Interest and dividend income:
    Loans                                               $    19,413     $    10,530
    Securities                                                8,478           3,765
    Other earning assets                                        121              23
                                                        -----------     -----------
Total interest and dividend income                           28,012          14,318
                                                        -----------     -----------
Interest expense:
    Deposits                                                  3,367           1,557
    Borrowings                                                2,943           1,210
                                                        -----------     -----------
Total interest expense                                        6,310           2,767
                                                        -----------     -----------
Net interest income                                          21,702          11,551
Provision for loan losses (Note 7)                              150             150
                                                        -----------     -----------
Net interest income after provision for loan losses          21,552          11,401
                                                        -----------     -----------
Non-interest income:
    Deposit fees and service charges                          2,535           1,286
    Loan fees and late charges                                  383             177
    Gains on sales of securities available for sale              49             930
    Gains on sales of loans                                      59              86
    Title insurance fees                                        358              --
    Other                                                       641             324
                                                        -----------     -----------
Total non-interest income                                     4,025           2,803
                                                        -----------     -----------
Non-interest expense:
    Compensation and employee benefits                        7,834           4,435
    Stock-based compensation plans                              840             671
    Occupancy and office operations                           2,148           1,327
    Advertising and promotion                                 1,163             468
    Professional fees                                           668             484
    Data and check processing                                 1,248             744
    Stationery and office supplies                              255             149
    Merger integration costs                                    380              --
    Amortization of intangible assets                         1,127              84
    ATM/debit card expense                                      326             153
    Other                                                     1,720           1,055
                                                        -----------     -----------
Total non-interest expense                                   17,709           9,570
                                                        -----------     -----------
Income before income tax expense                              7,868           4,634
Income tax expense                                            2,853           1,589
                                                        -----------     -----------
Net income                                              $     5,015     $     3,045
                                                        ===========     ===========
Weighted average common shares:(1)
    Basic                                                44,322,927      34,301,264
    Diluted                                              44,926,104      34,943,686
Per common share:  (Note 11)(1)
    Basic                                                     $0.11           $0.09
    Diluted                                                    0.11            0.09
    Dividends declared                                         0.04            0.03

See accompanying notes to unaudited consolidated financial statements.

----------
(1) Common share information for 2003 has been adjusted to reflect the stock split of 4.4323-to-one in connection with the second-step conversion in January 2004.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
(Unaudited)
(In thousands, except share and per share data)

                                                                                                        Accumulated
                                  Number of             Additional                                          Other         Total
                                   Shares      Common    Paid-In    Unallocated   Treasury   Retained   Comprehensive  Stockholders'
                                 Outstanding   Stock     Capital    ESOP Shares    Stock     Earnings      (Loss)         Equity
                                 -----------   -----     -------    -----------    -----     --------      ------         ------
Balance at September 30, 2004     39,655,167    $397     $269,325     $(10,854)    $(432)     $91,373      $  (297)      $349,512
Net Income                                                                                      5,015                       5,015
Other comprehensive (loss)                                                                                  (1,832)        (1,832)
                                                                                                                         --------
   Total comprehensive (loss)                                                                                               3,183

Purchase of Warwick Community
   Bancorp, Inc.                   6,257,892      62       74,532                                                          74,594
Stock option transactions              4,432                   15                    344         (334)                         25
Stock-based compensation                                      648          219                                                867
Cash dividends paid ($0.04 per
   common share)                                                                               (1,640)                     (1,640)
                                  ----------    ----     --------     --------     -----      -------      -------       --------

Balance at December 31, 2004      45,917,491    $459     $344,520     $(10,635)    $ (88)     $94,414      $(2,129)      $426,541
                                  ==========    ====     ========     ========     =====      =======      =======       ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                          For the Three Months
                                                           Ended December 31,
                                                          --------------------
                                                           2004          2003
                                                           ----          ----
Cash flows from operating activities:
Net income                                              $   5,015     $   3,045
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                150           150
     Depreciation and amortization of premises
       and equipment                                          743           473
     Amortization of core deposit intangible                1,127            84
     Gain on sales of securities available for sale           (49)         (930)
     Gain on sales of loans held for sale                     (59)          (86)
     Gain on sales of fixed assets sold                        --           (46)
     Net amortization of premiums and discounts
       on securities                                        1,001           380
     ESOP and RRP expense                                     592           479
     Originations of loans held for sale                   (5,057)       (2,502)
     Proceeds from sales of loans held for sale             3,505         4,225
     Deferred income tax benefit                           (9,294)       (4,080)
     Net changes in accrued interest receivable
       and payable                                           (187)         (353)
     Other adjustments (principally net changes
       in other assets and other liabilities)              (1,519)        3,475
                                                        ---------     ---------
         Net cash (used in) provided by
            operating activities                           (4,032)        4,314
                                                        ---------     ---------
Cash flows from investing activities:
Purchases of securities:
     Available for sale                                  (268,064)     (182,930)
     Held to maturity                                      (5,219)       (1,886)
Proceeds from maturities, calls and other
  principal payments on securities:
     Available for sale                                    29,448        35,960
     Held to maturity                                       9,044         7,380
Proceeds from sales of securities available for sale       16,988        29,127
Proceeds from sales of fixed assets                            --           358
Loan originations                                        (101,620)      (66,829)
Loan principal payments                                   102,173        65,148
(Purchase) redemption of FHLB stock                        (1,852)        2,555
Purchase of Warwick Community Bancorp, Inc.               164,491            --
Increase in bank owned life insurance                        (317)         (157)
Purchases of premises and equipment                        (1,001)         (603)
                                                        ---------     ---------
     Net cash used in investing activities                (55,929)     (111,877)
                                                        ---------     ---------

(continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                          For the Three Months
                                                           Ended December 31,
                                                           ------------------
                                                           2004          2003
                                                           ----          ----
Cash flows from financing activities:
   Net increase in transaction and savings deposits     $  10,361     $  19,022
   Net decrease in time deposits                          (23,548)      (18,406)
   Receipt of stock subscription funds                         --       174,660
   Net increase (decrease) in borrowings                   18,036       (51,104)
   Net increase in mortgage escrow funds                    7,025         5,661
   Stock option transactions                                   25            13
   Cash dividends paid                                     (1,640)         (452)
                                                        ---------     ---------
      Net cash provided by financing activities            10,259       129,394
                                                        ---------     ---------

Net (decrease) increase in cash and cash equivalents      (49,702)       21,831

Cash and cash equivalents at beginning of period          107,571        33,500
                                                        ---------     ---------
Cash and cash equivalents at end of period              $  57,869     $  55,331
                                                        =========     =========

Supplemental information:
   Interest payments                                    $   5,336     $   2,765
   Income tax payments                                        420             9

      Fair value of assets acquired (incl. intangibles)   806,114            --
      Fair value of liabilities assumed                   658,919            --
                                                        ---------
      Net fair value                                    $ 147,195            --
                                                        =========
      Cash portion of Warwick Community Bancorp--
      purchase transaction                                 72,601            --
      Stock portion of Warwick Community Bancorp
      purchase transaction                                 74,594            --
                                                        ---------     ---------
      Total paid for Warwick Community Bancorp stock    $ 147,195            --
                                                        =========
   Net change in unrealized losses recorded on
      securities available for sale                        (3,242)       (2,355)
   Change in deferred taxes on unrealized losses
      on securities available for sale                      1,410           943

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)
(Dollars in thousands)

                                                                Three Months
                                                             Ended December 31,
                                                             ------------------
                                                             2004         2003
                                                             ----         ----

Net income:                                                $ 5,015      $ 3,045
Other comprehensive loss:
Net unrealized losses on securities
   available for sale:
   Net unrealized holding losses
      arising during the year, net of taxes of
      $1,027 and $446                                       (1,803)        (854)

   Less reclassification adjustment for
      net realized gains included in net income,
      net of taxes of $20 and $372                             (29)        (558)
                                                           -------      -------

Other comprehensive loss                                    (1,832)      (1,412)
                                                           -------      -------
       Total comprehensive income (loss)                   $ 3,183      $ 1,633
                                                           =======      =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements and other financial information presented in this document as of December 31, 2004, include the accounts of Provident Bancorp, Inc., a Delaware corporation (the "Company"), Shawangunk Holding Co., Inc. (an inactive subsidiary), Provident Bank (the "Bank") and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), and each subsidiary of Provident Bank (Provest Services Corp., Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc.). Collectively, these entities are referred to herein as the "Company." Provident Bancorp, Inc. is a publicly-held company and the parent of Provident Bank. Provest Services Corp. I holds an investment in a low-income housing partnership that provides certain favorable tax consequences. Warsave holds an investment in a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. Provest Services Corp. II and WSB Financial Services have engaged third-party providers to sell annuities to the customers of Provident Bank. Through December 31, 2004, the activities of these wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company's real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank, which began operations on April 19, 2002 and is authorized to accept deposits from municipalities in the Bank's business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers or, in the case of letters of credit, on behalf of customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see Note 7), which is a critical accounting policy.

      Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Stock-Based Compensation
------------------------

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income pertaining to stock options, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

                                                           Three Months Ended
                                                               December 31,
                                                           2004           2003
                                                           ----           ----

  Net income, as reported                                 $5,015         $3,045
  Add RRP expense included in reported net
      income, net of related tax effects                      --             84
  Deduct RRP and stock option expense
      determined under the fair-value-based
      method, net of related tax effects                     (49)           (84)
                                                          ------         ------
  Pro forma net income                                    $4,966         $3,045
                                                          ======         ======

  Earnings per share:
      Basic, as reported                                  $ 0.11         $ 0.09
      Basic, pro forma                                      0.11           0.09
      Diluted, as reported                                  0.11           0.09
      Diluted, pro forma                                    0.11           0.09

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company is currently evaluating the provisions of Statement 123R and has not determined the impact of adopting this statement at this time.

2.    Acquisition of Warwick Community Bancorp, Inc.
      ----------------------------------------------

      On October 1, 2004 the Company completed its acquisition of Warwick Community Bancorp, Inc. ("WSB"), located in Warwick, New York. WSB was the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company of Orange County, Inc. headquartered in Goshen, New York. In addition, Warwick Commercial Bank was a subsidiary of The Warwick Savings Bank. On the merger date, WSB had net loans of $284.5 million, total deposits of $475.1 million and total assets of $703.7 million.

      Shareholders of WSB as of the close of business on October 1, 2004 received total merger consideration of approximately $147.2 million, consisting of approximately 6,257,892 shares of common stock of the Company and approximately $72.6 million in cash (including cash paid in lieu of fractional shares).

      Goodwill recorded in the WSB acquisition ($91.6 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($9.8 million at December 31, 2004) is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

3.    Mutual  Holding  Company  Conversion  and  Acquisition  of E.N.B.  Holding
      --------------------------------------------------------------------------
      Company, Inc.
      -------------

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Bancorp., Inc., a federal corporation ("Provident Federal") were sold to investors. In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc. ("ENB"), located in Ellenville, New York.

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

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.5 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.8 million in cash.

      As a result of the above transactions, the Company had 39,608,586 issued and outstanding shares at January 14, 2004.

      Financial statements as of December 31, 2004 reflect the effect of the conversion of existing shares of common stock, the stock offering and the acquisition of ENB. Goodwill recorded in the ENB acquisition ($51.8 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($4.4 million at December 31, 2004), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

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

      Goodwill recorded in the NBF acquisition ($13.5 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($701,000 at December 31, 2004), is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

5.    Critical Accounting Policies
      ----------------------------

      The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the 2004 Annual Report on Form 10-K provides detail with regard to the Company's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 30, 2004.

6.    Loans
      -----

      Major classifications of loans, excluding loans held for sale, are summarized below:

                                           December 31, 2004  September 30, 2004
                                           -----------------  ------------------

      Real estate - residential mortgage          $  443,629            $380,749
      Real estate - commercial mortgage              476,024             327,414
      Real estate - construction                      65,529              54,294
      Commercial and industrial                      136,123             105,196
      Consumer loans                                 165,613             129,981
                                                  ----------            --------
           Total                                  $1,286,918            $997,634
                                                  ==========            ========

7.    Allowance for Loan Losses and Non-Performing Assets
      ---------------------------------------------------

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                               Three Months
                                                             Ended December 31,
                                                             ------------------
                                                              2004       2003
                                                              ----       ----

Balance at beginning of period                              $17,353    $11,069
Allowance acquired through acquisition                        4,880         --
Provision for loan losses                                       150        150
Charge-offs                                                    (266)       (12)
Recoveries                                                       48         42
                                                            -------    -------
Balance at end of period                                    $22,165    $11,249
                                                            =======    =======
Net charge-offs to average loans outstanding (annualized)      0.07%     (0.02)%

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                    December 31, 2004   September 30, 2004
                                                    -----------------   ------------------
Non-accrual loans:
   One- to four-family residential mortgage loans        $1,882               $1,597
   Commercial real estate, commercial business
     and construction loans                               1,366                  962
   Consumer loans                                           142                  178
                                                         ------               ------
   Total non-performing loans                             3,390                2,737

Real estate owned:
   Total non-performing assets                           $3,390               $2,737
                                                         ======               ======

Ratios:
   Non-performing loans to total loans, net                0.26%                0.27%
   Non-performing assets to total assets                   0.13%                0.15%
   Allowance for loan losses to total
     non-performing loans                                   654%                 634%
   Allowance for loan losses to total loans                1.72%                1.74%

8.    Securities
      ----------

The following is a summary of securities available for sale at December 31, 2004 and September 30, 2004:

                                                              Available for Sale Portfolio
                                                                    December 31, 2004
                                                  ---------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
                                                    Cost         Gains         Losses          Value
                                                  ===================================================
Mortgage-backed and SBA Securities
     Mortgage-backed securities                   $549,037       $1,163       $(2,599)       $547,601
     Collateralized mortgage obligations            22,501            8          (161)         22,348
     SBAs and other                                    152           --            --             152
                                                  --------       ------       -------        --------
     Total mortgage-backed and SBA securities      571,690        1,171        (2,760)        570,101
                                                  --------       ------       -------        --------
Investment Securities
     U.S. Government and federal agency
       securities                                  290,664          158        (2,256)        288,566
     State and municipal securities                 20,724          133          (142)         20,715
     Equity securities                               1,005          374          (135)          1,244
                                                  --------       ------       -------        --------
     Total investment securities                   312,393          665        (2,533)        310,525
                                                  --------       ------       -------        --------
     Total available for sale                     $884,083       $1,836       $(5,293)       $880,626
                                                  ========       ======       =======        ========

                                                              Available for Sale Portfolio
                                                                   September 30, 2004
                                                  ---------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized        Fair
                                                     Cost        Gains         Losses          Value
                                                  ===================================================
Mortgage-backed and SBA Securities
     Mortgage-backed securities                   $304,578       $1,155       $(1,452)       $304,281
     Collateralized mortgage obligations             9,711           --           (95)          9,616
     SBAs and other                                  5,948          377            --           6,325
                                                  --------       ------       -------        --------
     Total mortgage-backed and SBA securities      320,237        1,532        (1,547)        320,222
                                                  --------       ------       -------        --------
Investment Securities
     U.S. Government and federal agency
       securities                                  192,788          522        (1,008)        192,302
     State and municipal securities                 20,482          172           (95)         20,559
     Equity securities                               1,005          337          (128)          1,214
                                                  --------       ------       -------        --------
     Total investment securities                   214,275        1,031        (1,231)        214,075
                                                  --------       ------       -------        --------
     Total available for sale                     $534,512       $2,563       $(2,778)       $534,297
                                                  ========       ======       =======        ========

The following is a summary of securities held to maturity at December 31, 2004 and September 30, 2004:

                                                         Held to Maturity Portfolio
                                                              December 31, 2004
                                               -----------------------------------------------
                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains        Losses        Value
                                               ===============================================
Mortgage-backed securities
     Mortgage-backed securities                $33,171       $  662       $(215)       $33,618
     Collateralized mortgage obligations         2,571           47          --          2,618
                                               -------       ------       -----        -------
     Total mortgage-backed securities           35,742          709        (215)        36,236
                                               -------       ------       -----        -------
Investment securities
     State and municipal securities             31,406          831        (328)        31,909
     Other investments                             307           --         (41)           266
                                               -------       ------       -----        -------
     Total investment securities                31,713          831        (369)        32,175
                                               -------       ------       -----        -------
     Total held to maturity                    $67,455       $1,540       $(584)       $68,411
                                               =======       ======       =====        =======

                                                         Held to Maturity Portfolio
                                                             September 30, 2004
                                               -----------------------------------------------
                                                              Gross       Gross
                                               Amortized    Unrealized  Unrealized      Fair
                                                 Cost         Gains       Losses        Value
                                               ===============================================
Mortgage-backed securities
     Mortgage-backed securities                $35,402       $  741       $(266)       $35,877
     Collateralized mortgage obligations         2,788           55          --          2,843
     Other                                         685           37          --            722
                                               -------       ------       -----        -------
     Total mortgage-backed securities           38,875          833        (266)        39,442
                                               -------       ------       -----        -------

Investment securities
     State and municipal securities             29,894          922        (293)        30,523
     Other                                         309           --         (44)           265
                                               -------       ------       -----        -------
     Total investments                          30,203          922        (337)        30,788
                                               -------       ------       -----        -------
     Total held to maturity                    $69,078       $1,755       $(603)       $70,230
                                               =======       ======       =====        =======

      At December 31, 2004 and September 30, 2004, the accumulated unrealized net loss on securities available for sale (net of tax of $1,150 and $86, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was ($2,018) and $(186) respectively. Gross realized gains were $49 and $930 respectively, for the three months ended December 31, 2004 and 2003.

      Securities with a carrying amount of $309,520 and $168,310 were pledged as collateral for municipal deposits, borrowings and other purposes at December 31, 2004 and September 30, 2004, respectively.

      The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

                                             ----------------------------------------------------------------------------
                                               Less than 12 Months        12 months or longer               Total
                                             -----------------------    -----------------------    ----------------------
                                             Unrealized                 Unrealized                 Unrealized
                                               Losses     Fair Value      Losses     Fair Value      Losses    Fair Value
                                             ----------------------------------------------------------------------------
Avaulable for Sale:
     Mortgage-backed securities              $ (2,187)     $430,914     $   (573)     $ 35,581     $ (2,760)     $466,495
     U.S. Government & Agency Securities       (2,169)      256,176          (87)        4,934       (2,256)      261,110
     Municipal Securities                        (119)       13,567          (23)        1,259         (142)       14,826
     Equity Securities                             --            --         (135)          865         (135)          865
                                             ----------------------------------------------------------------------------
     Total available-for-sale:                 (4,475)      700,657         (818)       42,639       (5,293)      743,296
                                             ----------------------------------------------------------------------------

Held to Maturity:
     Mortgage-backed securities                    --            --         (215)       15,082         (215)       15,082
     State and municipal securities              (328)        7,622           --            --         (328)        7,622
     Other securities                             (41)          266           --            --          (41)          266
                                             ----------------------------------------------------------------------------
     Total held to maturity:                     (369)        7,888         (215)       15,082         (584)       22,970
                                             ----------------------------------------------------------------------------
     Total securities:                       $ (4,844)     $708,545     $ (1,033)     $ 57,721     $ (5,877)     $766,266
                                             ============================================================================

      Substantially all of the unrealized losses at December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2004. A total of 249 securities were in a continuous unrealized loss position for less than 12 months, and 18 securities for 12 months longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2004. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

9.    Deposits
      --------

      Major classifications of deposits are summarized below:

                                         December 31, 2004    September 30, 2004
                                         -----------------    ------------------

      Demand deposits:
         Retail                                 $  165,022            $  122,276
         Commercial and municipal                  201,442               167,084
      NOW                                          137,024                83,439
                                                ----------            ----------
         Total transaction accounts                503,488               372,799
      Money market                                 248,118               173,272
      Savings                                      556,031               360,138
      Time under $100,000                          296,311               239,411
      Time over $100,000                            97,827                93,912
                                                ----------            ----------
           Total                                $1,701,775            $1,239,532
                                                ==========            ==========

10.   FHLB and Other Borrowings
      -------------------------

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                         December 31, 2004         September 30, 2004
                                       ----------------------    ---------------------
                                         Amount        Rate        Amount       Rate
                                       ---------    ---------    ---------   ---------
By type of borrowing:
  Advances                             $ 220,578       3.26%     $ 164,947      2.81%
  Repurchase agreements                  172,267       4.52         49,962      3.49
                                       ---------                 ---------
              Total borrowings         $ 392,845       3.73%     $ 214,909      2.97%
                                       =========                 =========
By remaining period to maturity:
  Less than one year                   $ 143,350       3.12%     $  94,961      2.11%
  One to two years                        56,731       3.52         28,000      3.18
  Two to three years                      60,310       4.51         18,651      3.65
  Three to four years                     49,900       4.06         29,443      3.78
  Four to five years                      16,479       5.46         40,017      3.76
  Greater than five years                 66,075       4.18          3,837      4.89
                                       ---------                 ---------
              Total borrowings         $ 392,845       3.73%     $ 214,909      2.97%
                                       =========                 =========

      As a member of the FHLB of New York, the Bank may borrow up to 30% of its total assets in the form of term and overnight FHLB advances, or approximately $766,000 and $548,000 at December 31, 2004 and September 30, 2004, respectively. The Bank's unused FHLB borrowing capacity was approximately $381,000 and $383,000, respectively, at those dates. FHLB advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at December 31, 2004 and September 30, 2004. At December 31, 2004 repurchase agreements included $9,719 which were owed to other than the FHLB.

11.   Earnings Per Common Share
      -------------------------

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

      Prior  period  share   information   has  been  adjusted  to  reflect  the
4.4323-to-one exchange ratio in connection with the second-step conversion completed January 14, 2004.

      Basic earnings per common share is computed as follows:

                                                            For the Three Months
                                                             Ended December 31,
                                                             ------------------
                                                             2004         2003
                                                             ----         ----

      Weighted average common shares
        outstanding (basic)                                  44,323       34,301
                                                            -------      -------

      Net income                                            $ 5,015      $ 3,045
      Basic earnings per common share                       $  0.11      $  0.09

      Diluted earnings per common share is computed as follows:

                                                            For the Three Months
                                                             Ended December 31,
                                                             ------------------
                                                             2004         2003
                                                             ----         ----

      Weighted average common shares
        outstanding                                          44,323       34,301
      Effect of common stock equivalents                        603          643
                                                            -------      -------
      Total diluted shares                                   44,926       34,944
                                                            -------      -------

      Net income                                            $ 5,015      $ 3,045
      Diluted earnings per common share                     $  0.11      $  0.09

12.   Pension and Other Post Retirement Plans
      ---------------------------------------

      Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

                                                                         Other Post
                                              Pension Plans           Retirement Plans
                                           -------------------       ------------------
                                           Three months ended        Three months ended
                                              December 31,              December 31,
                                           -------------------       ------------------
                                            2004         2003         2004        2003
                                           -------------------       ------------------
Service cost                               $  337       $  196       $   26      $   22
Interest cost                                 412          169           37          37
Expected return on plan assets               (449)        (197)          --          --
Unrecognized net transition obligation          2            6            3           3
Amortization of prior service cost             (3)          (3)           1         (42)
Amortization of gain or loss                  105           43           --          18
                                           -------------------       ------------------
           Net periodic pension cost       $  404       $  214       $   67      $   38
                                           ===================       ==================

      The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it expected to contribute $692 to its pension plan in 2005. As of December 31, 2004, there were no contributions made. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company.

13.   Guarantor's Obligations Under Guarantees
      ----------------------------------------

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

      As of December 31, 2004, the Company had $16.4 million in outstanding letters of credit, of which $5.4 million were secured by cash collateral.

Subsequent Event
----------------

      On January 25, 2005 the Bank announced that it has executed an agreement with HSBC Bank USA, National Association ("HSBC") to acquire HSBC's branch office located in South Fallsburg, New York, and to acquire approximately $3.2 million of loans and assume approximately $30.3 million of deposit liabilities held at the South Fallsburg branch office. The Bank expects to pay a premium of approximately $2.2 million for the deposit liabilities.

      It is anticipated that the transaction will be completed in the second calendar quarter of 2005 and is conditioned upon receiving requisite regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 2005 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

      The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its September 30, 2004 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

      As of January 14, 2004, the Company completed its stock offering and acquisition of ENB in connection with Provident Bancorp, MHC's mutual-to-stock conversion. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to ENB have been included in the Company's consolidated financial statements from the date of acquisition. See Note 3 to the accompanying consolidated financial statements included in Item 1 of this quarterly report.

      As discussed in Note 2 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of WSB on October 1, 2004. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to Warwick have been included in the Company's consolidated financial statements from the date of acquisition.

  Comparison of Financial Condition at December 31, 2004 and September 30, 2004

      Total assets as of December 31, 2004 were $2.6 billion, an increase of $727.3 million, or 39.8%, over assets of $1.8 billion at September 30, 2004. The increase over September 30, 2004 period was due primarily to (i) the October 2004 acquisition of WSB, whose assets totaled $703.7 million on the merger date and (ii) internal growth of the company. Goodwill and intangibles increased by $101.7 million from September 30, 2004 upon the completion of the acquisition.

      Net loans (excluding loans held for sale) as of December 31, 2004 were $1.3 billion, an increase of $284.5 million, or 29.0%, over net loan balances of $980.3 million at September 30, 2004. Loans acquired from WSB totaled $288.2 million, while allowances for loan losses acquired in connection with WSB were $4.9 million, or 1.70% of WSB's outstanding loan balances. Inclusive of Warwick loans acquired, commercial loans increased by $190.8 million, or 39.2%, over balances at September 30, 2004. Consumer loans increased by $35.6 million, or 27.4%, during the three-month period, while residential loans increased by $62.9 million, or 16.5%. Asset quality continues to be strong. At $3.4 million, non-performing assets as a percentage of total assets is 0.13%, down from 0.15% at September 30, 2004.

      Total securities increased by $344.7 million, or 57.1%, to $948.1 million at December 31, 2004 from $603.4 million at September 30, 2004. Investments were made primarily in mortgage-backed securities, which increased by $246.7 million, or 68.7%, and in U.S. Government and Federal Agency Securities, which increased by $97.7 million, or 50.8%.

      Total deposits as of December 31, 2004 were $1.7 billion, up $462.2 million, or 37.3%, from September 30, 2004. Deposits acquired from Warwick totaled $475.1 million. As of December 31, 2004 retail and commercial transaction accounts were 29.6% of deposits compared to 30.1% at September 30, 2004.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $177.9 million during the three-month period to $392.8 million at December 31, 2004 from $214.9 million at September 30, 2004. Borrowings acquired from Warwick totaled $160.5 million.

      Stockholders' equity increased by $77.0 million to $426.5 million at December 31, 2004 compared to $349.5 million at September 30, 2004. $74.6 million in new capital was issued for the purchase of Warwick. Net income of $5.0 million for the three-month period also increased capital. Partially offsetting the increases were the payments of cash dividends totaling $1.6 million, and net declines in accumulated comprehensive income of $1.9 million. Tangible capital to assets was 10.75% at December 31, 2004.

      During the first three months of fiscal 2005, the Company did not repurchase shares of its common stock. At December 31, 2004, there were no shares of common stock held by the Company in connection with a repurchase program as the treasury shares were cancelled in connection with the second-step stock conversion. Pursuant to applicable Office of Thrift Supervision regulations that restrict stock repurchases for one year following the completion of a mutual stock conversion, the authorization to repurchase shares of the Company's common stock expired in connection with its second-step conversion on January 14, 2004. However, at September 30, 2004 the Company held 36,794 shares in treasury relating to the purchase of shares from participants in the Recognition and Retention Plan ("RRP"), at market value, to fund the individual participants' applicable tax liability on vested shares. At December 31, 2004, there were 6,607 shares still held in treasury.

      On January 27, 2005, the Board of Directors authorized the repurchase of up to 2,295,000 shares of its common stock. This represents approximately 5.0% of the currently outstanding shares. Under this authorization, shares of common stock may be purchased from time-to-time in the open market or in private negotiated transactions. In addition, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on February 24, 2005 to holders of record as of February 10, 2005.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after- tax charge for expenses associated with merging acquired operations into the Company. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity. Merger integration expenses were $228,000 ($0.01 per diluted share) after tax for the three months ended December 31, 2004.

      Net operating income on this basis for the most recent quarter was $5.2 million, an increase of 72.2% from $3.0 million in the prior year. Net operating income, as an annualized rate of return on average assets and average stockholders' equity, was 0.82% and 4.90% respectively, in the quarter ended December 31, 2004, compared with 1.04% and 10.42% in the quarter ended December 31, 2003.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                            Three months ended December 31,
                                            -------------------------------
                                                 2004             2003
                                                 ----             ----
Diluted cash earnings per share                 $ 0.11           $ 0.09
Merger integration expenses (1)                   0.01               --
                                                ------           ------

Diluted net operating earnings                  $ 0.12           $ 0.09
                                                ======           ======

Net income                                      $5,015           $3,045
Merger integration expenses (1)                    228               --
                                                ------           ------

Net operating income                            $5,243           $3,045
--------------------                            ======           ======

(1) After related tax effect at 40% marginal rate

           Comparison of Operating Results for the Three Months Ended
                     December 31, 2004 and December 31, 2003

      Net Income. For the three months ended December 31, 2004 net income was $5.0 million, an increase of $2.0 million, or 66.1%, compared to $3.0 million for the same period in fiscal 2004. Net interest income after provision for loan losses for the three months ended December 31, 2004 increased by $10.2 million, or 89.0%, compared to the same period in the prior year. Non-interest income increased $1.2 million or 43.6% to $4.0 million for the three months ended December 31, 2004 compared to $2.8 million for the three months ended December 31, 2003. Non-interest expense increased $8.1 million, or 85.0%, to $17.7 million for the three months ended December 31, 2004 compared to $9.6 million for the same prior-year period.

      The relevant performance measures follow:

                                                 Three Months Ended
                                                    December 31,
                                                  2004        2003
                                                  ----        ----
          Per common share:
             Basic earnings                      $ 0.11      $ 0.09
             Diluted earnings                      0.11        0.09
             Dividends declared                    0.04        0.03

          Return on average (annualized):
             Assets                                0.79%       1.04%
             Equity                                4.69%      10.42%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                    Three Months Ended December 31,
                                                                    -------------------------------
                                                               2004                                   2003
                                                               ----                                   ----
                                                 Average                                Average
                                               Outstanding                 Average    Outstanding                 Average
                                                 Balance      Interest    Yield/Rate    Balance      Interest    Yield/Rate
                                                 -------      --------    ----------    -------      --------    ----------
Interest earning assets:
   Commercial and commercial mortgage
     loans (1)                                  $  662,481     $11,036       6.61%     $  254,295     $ 4,104       6.42%
   Consumer loans (1)                              160,415       1,883       4.66          79,225         878       4.41
   Residential mortgage loans (1)                  434,554       6,494       5.93         369,814       5,548       5.97
                                                ----------     -------                 ----------     -------
        Total loans                              1,257,450      19,413       6.13         703,334      10,530       5.96
                                                ----------     -------                 ----------     -------

   Securities-taxable                              829,407       7,942       3.80         356,580       3,579       3.99
   Securities-tax exempt (2)                        48,051         683       5.64          20,893         286       5.45
   Other earning assets                             40,859         213       2.07          12,146          23       0.75
                                                ----------     -------                 ----------     -------
   Total securities and other earning assets       918,317       8,838       3.82         389,619       3,888       3.97
                                                ----------     -------                 ----------     -------
     Total interest-earning assets               2,175,767      28,251       5.15       1,092,953      14,418       5.25
   Non-interest-earning assets:                    352,433                                 88,910
                                                ----------                             ----------
   Total assets                                 $2,528,200                             $1,181,863
                                                ==========                             ==========
Interest bearing liabilities:
   Savings, clubs and escrow                    $  559,276         821       0.58%     $  291,402         314       0.43%
   Money market accounts                           282,034         592       0.83         133,437         177       0.53
   NOW checking                                    142,660         132       0.37          62,797          32       0.20
   Certificate accounts                            404,069       1,822       1.79         225,304       1,034       1.83
                                                ----------     -------                 ----------     -------
   Total interest-bearing deposits               1,388,039       3,367       0.96         712,940       1,557       0.87
   Borrowings                                      355,492       2,943       3.28         147,571       1,210       3.26
                                                ----------     -------                 ----------     -------
   Total interest-bearing liabilities            1,743,531       6,310       1.44         860,511       2,767       1.28
                                                               -------                                -------
Non-interest-bearing liabilities:                  360,154                                203,720
                                                ----------                             ----------
   Total liabilities                             2,103,685                              1,064,231
Stockholders' Equity                               424,515                                117,632
                                                ----------                             ----------
   Total liabilities and equity                  2,528,200                              1,181,863
                                                ==========                             ==========
Net interest margin                                            $21,941       4.00%                    $11,651       4.24%
                                                               =======       ====                     =======       ====
Net interest rate spread                                                     3.72%                                  3.97%
                                                                             ====                                   ====
Net earning assets                              $  432,236                             $  232,442
                                                ==========                             ==========
Tax equivalent adjustment (2)                                     (239)                                  (100)
                                                               ========                               =======
Net interest income                                            $21,702                                $11,551
                                                               ========                               =======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                     124.79%                                127.01%
                                                               =======                                =======

--------------------------------------------------------------------------------
(1) Includes non-accrual loans.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

            The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                             Three Months Ended December 31,
                                                      2004 vs. 2003
                                                Increase/(Decrease) Due to
                                                ---------------------------

                                           Volume (1)    Rate (1)         Total
                                           ----------    --------         -----
Interest-earning assets
       Commercial and commercial
           mortgage loans                    $  6,807       $ 125      $  6,932
       Consumer loans                             952          53         1,005
       Residential mortgage loans                 982         (36)          946
       Securities-taxable                       4,538        (175)        4,363
       Securities-tax exempt (2)                  387          10           397
       Other earning assets                       109          81           190
                                             --------       -----      --------

       Total interest income                   13,775          58        13,833
                                             --------       -----      --------
Interest-bearing liabilities
       Savings                                    368         139           507
       Money market                               275         140           415
       NOW checking                                60          40           100
       Certificates of deposit                    811         (23)          788
       Borrowings                               1,725           8         1,733
                                             --------       -----      --------

       Total interest expense                   3,239         304         3,543
                                             --------       -----      --------
Net interest margin                          $ 10,536       $(246)     $ 10,290
                                             --------       -----      --------
       Less tax equivalent adjustment (2)        (251)        112          (139)
                                             --------       -----      --------
Net interest income                          $ 10,285       $(134)     $ 10,151
                                             ========       =====      ========

--------------------------------------------------------------------------------
(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net Interest Income. Net interest income after provision for loan losses for the three months ended December 31, 2004 was $21.6 million, compared to $11.4 million for the three months ended December 31, 2003, an increase of $10.2 million or 89.0%. The increase in interest income was largely due to a $1.1 billion increase in average earning assets to $2.2 billion during the quarter ended December 31, 2004, as compared to $1.1 billion for the same quarter in the prior year. The increase is primarily due to the ENB and Warwick acquisitions, net proceeds from the second-step offering and continued internal growth. The increase in average earning assets was partially offset by a decline in average yield of 10 basis points from 5.25% to 5.15%, on a fully taxable equivalent basis. Interest expense increased by $3.5 million for the quarter compared to the same quarter in 2003, as average interest-bearing liabilities increased by $883.0 million and the average cost of interest-bearing liabilities increased 16 basis points. Net interest margin declined by 24 basis points to 4.00%, while net interest spread declined by 25 basis points to 3.72%, due to the assets acquired being recorded at current market interest rates.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $150,000 in loan loss provisions during the three months ended December 31, 2004 and 2003. Net charge-offs for the three months ended December 31, 2004 were $218,000 compared to a net recovery of $30,000 for the same period in 2003.

      Non-Interest Income was $4.0 million for the three months ended December 31, 2004 compared to $2.8 million for the three months ended December 31, 2003. Deposit fees and service charges increased by $1.2 million, or 97.1%, of which $905,000 was generated from the acquired Warwick and ENB branches, while
$295,000 was due primarily to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Other non-interest income increased by $317,000, or 97.8%, due to higher earnings on the Company's bank owned life insurance ("BOLI") investments. Income derived from the Company's new wholly-owned title subsidiary Hardenburgh Abstract Company of Orange County, Inc. was $358,000. Gains on the sale of securities were $49,000 for the current three-month period, compared to $930,000 for the same period last year. During the three-month period ended December 31, 2004, the Company also recorded gains on sales of loans totaling $59,000, compared to $86,000 for the same period last year.

      Non-Interest Expense for the three months ended December 31, 2004 increased by $8.1 million, or 85.0%, to $17.7 million, compared to $9.6 million for the three months ended December 31, 2003. The acquisitions of ENB in January 2004 and Warwick in October 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $3.4 million, or 76.6%, to $7.8 million for the period ended December 31, 2004. Of that amount, $709,000 and $680,000 was attributable to the Warwick and ENB acquisitions, respectively and the remainder was due to staff additions for future growth and expansion, as well as normal merit increases. An increase in the cost of stock-based compensation benefits of $169,000, or 25.2%, occurred during the current three-month period primarily due to vesting and allocations of stock under benefit plans at an average common stock price of $12.66 per share for the three months ended December 31, 2004 compared to $10.26 per share for the three months ended December 31, 2003. Occupancy and office operations increased by $821,000, or 61.9%, for the three months ended December 31, 2004, almost all of which was attributable to the acquired ENB and Warwick properties. Advertising and promotion increased $695,000, or 148.5%, primarily as a result of the Warwick merger and the new brand identity campaign the Company has unveiled. Professional fees increased by $184,000, or 38.0%, due primarily to fees associated with the Company's compliance with the provisions of Sarbanes-Oxley
Section 404. Amortization of core deposit intangible increased by $1.0 million as a result of the Warwick and ENB deposits acquired. Stationery and office supplies increased by $106,000, or 71.1%, due to the doubling of our branches compared to the prior year. Data and check processing increased $504,000, or 67.7%, primarily due to the higher level of services related to the accounts acquired in the mergers. Other expenses increased by $665,000, or 63.0%, due primarily to increases in correspondent bank expense, postage, telephone expense and insurance premium expense, all directly related to the increased size of Provident Bank following the mergers. Further, merger integration expenses were $380,000.

      Income Taxes. Income tax expense was $2.9 million for the three months ended December 31, 2004, compared to $1.6 million expense for the same period in 2003. The effective tax rates were 36.3% and 34.3%, respectively.

      Governor Pataki's proposed state budget for fiscal 2005-06 includes a proposal which would prohibit banks from claiming tax deductions for dividends received from real estate investment trusts (REITs) that are owned over 50 percent by the taxpayer or members of an affiliated group. Included in the results for the quarter ending December 31, 2004 is a tax benefit of approximately $120,000 pertaining to such REITS. If the legislation were to pass, this tax benefit many not continue for periods beyond December 31, 2004.

Liquidity and Capital Resources
-------------------------------

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the three-months ended December 31, 2004 and December 31, 2003, loan originations, excluding loans originated for sale, totaled $101.6 million and $66.8 million, respectively, and purchases of securities totaled $273.3 million and $184.8 million, respectively. For the three-month periods ended December 31, 2004 and 2003, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, and by deposit growth. Loan origination commitments totaled $82.7 million at December 31, 2004. The Company anticipates that it will have sufficient funds available to meet current loan commitments. In December 2003 the Company invested $12 million in BOLI contracts. The Company recorded an additional $13.3 million in BOLI as a result of the Warwick acquisition. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. Excluding the acquisition of Warwick, the net decrease in total deposits for the three months ended December 31, 2004 was $13.1 million, compared to a $616,000 increase for the three months ended December 31, 2003. Time deposits decreased $23.5 million for the three months ended December 31, 2004 compared to $18.4 million in the prior year.

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

      The Company sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The Company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of the Company as of January 14, 2004 was converted into 4.4323 new shares of the Company's common stock.

      Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.47 million, consisting of 3,969,676 shares of common stock of the Company and approximately $36.77 million in cash.

      Shareholders of Warwick as of the close of business on October 1, 2004 received total merger consideration of approximately $147.2 million, consisting of 6,257,892 shares of common stock of the Company and approximately $72.6 million in cash.

      The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York overnight and term advances, of which $220.6 million were outstanding at December 31, 2004. The Company has the ability to borrow an additional $381.0 million under its credit facilities with the Federal Home Loan Bank of New York.

      At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $186.7 million, or 7.8% of adjusted assets (which is above the required level of $95.3 million, or 4.0%) and a total risk-based capital level of $206.3 million, or 13.2% of risk-weighted assets (which is above the required level of $125.2 million, or 8.0). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded in the NBF, ENB, and Warwick acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At December 31, 2004, the Bank exceeded all capital requirements for well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

      The following table sets forth the Bank's regulatory capital position at December 31, 2004 and September 30, 2004, compared to OTS requirements.

                                                                 OTS Requirements
                                                    ------------------------------------------
                                                     Minimum Capital       For Classification
                                Bank Actual             Adequacy           as Well Capitalized
                             ----------------       -----------------      -------------------

                             Amount     Ratio       Amount      Ratio       Amount     Ratio
                             ------     -----       ------      -----       ------     -----
                                                  (Dollars in thousands)
December 31, 2004
-----------------
Tangible capital            $186,724      7.8%     $ 35,728       1.5%     $     --       --%
Tier 1 (core) capital        186,724      7.8        95,274       4.0       119,092      5.0
Risk-based capital:
   Tier 1                    186,724     11.9                                93,905      6.0
   Total                     206,288     13.2       125,207       8.0       156,509     10.0
                            ========

September 30, 2004
------------------
Tangible capital            $189,486     11.3%     $ 25,285       1.5%     $     --       --%
Tier 1 (core) capital        189,486     11.3        67,427       4.0        84,284      5.0
Risk-based capital:
   Tier 1                    189,486     16.6            --                  68,593      6.0
   Total                     203,776     17.8        91,458       8.0       114,322     10.0
                            ========

Asset/Liability Management
--------------------------

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

      The Company's net interest income is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that it considers consistent with its mix of business and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and seeking to provide appropriate liquidity. Further, the present and historical levels of transaction accounts (greater than 20% of total assets) serve to mitigate the effects of increases in interest rates and reduce the average cost of total liabilities.

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

      The table below sets forth, as of December 31, 2004, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                      NPV                                    Net Interest Income
                   -------------------------------------------   ---------------------------------------------
                                 Estimated Increase (Decrease)                   Estimated Increase (Decrease)
  Change in                                 in NPV               Estimated Net      in Net Interest Income
Interest Rates     Estimated     -----------------------------     Interest      -----------------------------
(basis points)        NPV            Amount         Percent         Income           Amount         Percent
--------------     ---------     -------------   -------------   -------------   -------------   -------------
                                             (Dollars in thousands)
     +300          $ 303,791       $ (75,119)       (19.8)%        $ 90,633         $    (5)        (0.0)%
     +200            334,802         (44,108)       (11.6)           91,026             388          0.4
     +100            366,956         (11,954)        (3.2)           91,322             684          0.8
        0            378,910              --           --            90,638                           --
     -100            400,729          21,819          5.8            88,609          (2,029)        (2.2)
     -200            394,846          15,936          4.2            83,390          (7,248)        (8.0)

      The table set forth above indicates that at December 31, 2004, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 5.8% increase in NPV and a 2.2% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 11.6% decrease in NPV and a 0.4% increase in net interest income.

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

      In December 2003, the FASB also issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As a public company, the Company was required to provide substantially all of the revised disclosures beginning with its September 30, 2004 consolidated financial statements.

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

      Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This Issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

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

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company is currently evaluating the provisions of Statement 123R and has not determined the impact of adopting this statement at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank's interest rate profile has not changed significantly since September 30, 2004. Although the acquisition of Warwick was completed, the nature of the assets and liabilities acquired is consistent with the Bank's previously existing assets. . As a result, the Bank has maintained an overall relatively neutral sensitivity position. See Item 2 "Asset/liability Management". However, if rates increase rapidly as a result of an improving economy, the Bank may have to increase the rates paid on deposits and borrowed funds quicker than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher-rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below today's level the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      Quantitative and qualitative disclosure about market risk is presented at September 30, 2004 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2004. The following is an update of the discussion provided therein.

      General: The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At December 31, 2004, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

      Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2004. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at December 31, 2004 compared to September 30, 2004, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            (a) - (d) Not applicable

            (e)

                      Issuer Purchases of Equity Securities
                      -------------------------------------

                                                                                                   Maximum Number (or
                                                                          Total Number of Shares   Approximate Dollar
                                                                          (or Units) Purchased     Value) of Shares (or
                                   Total Number of     Average Price      as Part of Publicly      Units) that may yet be
                                   Shares (or Units)   Paid per Share     Announced Plans or       Purchased Under the
Period                             Purchased (1)       (or Unit)          Programs (2)             Plans or Programs
October 1 - October 31, 2004             2,932             $ 11.74                 --                       --
November 1 - November 30, 2004           8,602               11.74                 --                       --
December 1 - December 31, 2004          28,570               11.84                 --                       --
                                        ------             -------

             Total                      40,104             $ 11.82               $ --                     $ --
                                        ======             =======               ====                     ====

----------

(1) The total number of shares purchased during the periods indicated represent shares deemed to have been received from employees who exercised stock options by submitting mature previously acquired common shares in satisfaction of the exercise price, as is permitted under the Company's stock option plans.

(2) OTS regulations prohibit the repurchase of common shares for a period of one year following a second step stock conversion. The Company announced on January 27, 2005 that it authorized the repurchase 2,295,000 shares, or approximately 5% of common shares currently outstanding.

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holder

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


                                 Provident Bancorp, Inc.
                                 -----------------------
                                 (Registrant)


                           By:   /s/ George Strayton
                                 --------------------
                                 George Strayton
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)

                           Date: February 8, 2005


                           By:   /s/ Paul A. Maisch
                                 --------------------
                                 Paul A. Maisch
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                  and Duly Authorized Representative)

                           Date: February 8, 2005