Form 10-Q
period 2005-03-31
PROVIDENT BANCORP INC/NY/
filed 2005-05-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
             -------------------------------------------------------

                         Commission File Number: 0-25233

                             PROVIDENT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                    80-0091851
       ------------------------------                         ----------
      (State or Other Jurisdiction of                   (IRS Employer ID No.)
       Incorporation or Organization)

  400 Rella Boulevard, Montebello, New York                      10901
  -----------------------------------------                      -----
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

      Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes of Common Stock                Shares Outstanding
             -----------------------                ------------------

                $0.01 per share                           45,505,378
                -----                                     ----------
                                                      as of May 1, 2005
                                                            -----------

                             PROVIDENT BANCORP, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2005

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         at March 31, 2005 and September 30, 2004                              3

         Consolidated Statements of Income for the Three Months
         and Six Months Ended March 31, 2005 and 2004                          5

         Consolidated Statements of Changes in Stockholders' Equity
         for the Six Months Ended March 31, 2005                               6

         Consolidated Statements of Cash Flows
         for the Six Months Ended March 31, 2005 and 2004                      7

         Consolidated Statements of Comprehensive Income/(Loss) for the
         Three Months and Six Months Ended March 31, 2005 and 2004             9

         Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  21

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                    37

Item 4.  Controls and Procedures                                              38

                          PART II. OTHER INFORMATION
                                   -----------------

Item 1.  Legal Proceedings                                                    39

Item 2.  Changes in Securities and Use of Proceeds                            39

Item 3.  Defaults upon Senior Securities                                      40

Item 4.  Submission of Matters to a Vote of Security Holders                  40

Item 5.  Other Information                                                    41

Item 6.  Exhibits                                                             41

         Signature                                                            42

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                             March 31, 2005   September 30, 2004
------                                                             --------------   ------------------
Cash and due from banks                                              $    50,039       $   107,571
Securities (Note 7):
     Available for sale, at fair value (amortized cost of
     $848,154 at March 31, 2005 and $534,512 at
     September 30, 2004)                                                 833,828           534,297
     Held to maturity, at amortized cost (fair value of $64,999
      at March 31, 2005 and $70,230 at September 30, 2004)                64,782            69,078
                                                                     -----------       -----------
         Total securities                                                898,610           603,375
                                                                     -----------       -----------

Loans held for sale                                                          653               855

Gross loans (Note 5)                                                   1,302,217           997,634
     Allowance for loan losses (Note 6)                                  (22,249)          (17,353)
                                                                     -----------       -----------
         Total loans, net                                              1,279,968           980,281
                                                                     -----------       -----------
FHLB stock, at cost                                                       20,569            10,247
Accrued interest receivable, net                                           5,390             6,815
Premises and equipment, net                                               29,081            16,846
Goodwill (Notes 2 and 3)                                                 158,132            65,260
Core deposit intangible (Notes 2 and 3)                                   13,902             5,624
Bank owned life insurance                                                 27,176            13,245
Other assets                                                              34,593            16,032
                                                                     -----------       -----------
         Total assets                                                $ 2,518,113       $ 1,826,151
                                                                     ===========       ===========

(Continued)

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                               March 31, 2005      September 30, 2004
------------------------------------                               --------------      ------------------
Liabilities:
     Deposits (Note 8):
         Non-interest bearing                                         $   362,098          $   289,360
         Interest bearing                                               1,322,181              950,172
                                                                      -----------          -----------
         Total deposits                                                 1,684,279            1,239,532
     Borrowings                                                           395,452              214,909
     Mortgage escrow funds                                                  7,848                2,526
     Other                                                                 21,764               19,672
                                                                      -----------          -----------
         Total liabilities                                              2,109,343            1,476,639
                                                                      -----------          -----------

Stockholders' equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares
authorized; none issued or outstanding)                                        --                   --
Common stock (par value $0.01 per share; 75,000,000 shares
authorized; 45,929,552 shares and 39,655,167 shares issued;
45,505,378 shares and 39,618,373 shares outstanding at
March 31, 2005 and September 30, 2004, respectively)                          459                  397
Additional paid-in capital                                                344,869              269,325
Unallocated common stock held by the employee stock
ownership plan ("ESOP") (1,360,139 shares at March 31, 2005
and 1,445,045 shares at September 30, 2004)                               (10,436)             (10,854)
Common stock awards under recognition and retention plan ("RRP")           (9,563)                  --
Treasury stock, at cost (424,174 shares at March 31, 2005 and
36,794 shares at September 30, 2004)                                       (5,591)                (432)
Retained earnings                                                          97,689               91,373
Accumulated other comprehensive loss                                       (8,657)                (297)
                                                                      -----------          -----------
         Total stockholders' equity                                       408,770              349,512
                                                                      -----------          -----------

         Total liabilities and stockholders' equity                   $ 2,518,113          $ 1,826,151
                                                                      ===========          ===========

         Book value per common share at period end                    $      8.98          $      8.82

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share and share data)

                                                             For the Three Months                For the Six Months
                                                                Ended March 31,                    Ended March 31,
                                                                ---------------                    ---------------
                                                            2005              2004              2005              2004
                                                            ----              ----              ----              ----
Interest and dividend income:
   Loans                                                 $    19,506      $     13,821       $    38,919      $    24,351
   Securities                                                  8,641             5,222            17,027            8,987
   Other earning assets                                          137                42               350               65
                                                         -----------      ------------       -----------      -----------
Total interest and dividend income                            28,284            19,085            56,296           33,403
                                                         -----------      ------------       -----------      -----------
Interest expense:
   Deposits                                                    3,494             1,996             6,913            3,553
   Borrowings                                                  3,369             1,151             6,261            2,361
                                                         -----------      ------------       -----------      -----------
Total interest expense                                         6,863             3,147            13,174            5,914
                                                         -----------      ------------       -----------      -----------
Net interest income                                           21,421            15,938            43,122           27,489
Provision for loan losses (Note 6)                               150               200               300              350
                                                         -----------      ------------       -----------      -----------
Net interest income after provision for loan losses           21,271            15,738            42,822           27,139
                                                         -----------      ------------       -----------      -----------
Non-interest income:
   Deposit fees and service charges                            2,405             1,679             4,940            2,964
   Loan fees and late charges                                    248               227               631              404
   Gains on sales of securities available for sale               263               518               317            1,448
   Gains on sales of loans                                        21                84                80              170
   Title insurance fees                                          300                --               658               --
   Bank owned life insurance                                     295               135               611              292
   Other                                                         309               141               629              309
                                                         -----------      ------------       -----------      -----------
Total non-interest income                                      3,841             2,784             7,866            5,587
                                                         -----------      ------------       -----------      -----------
Non-interest expense:
   Compensation and employee benefits                          7,955             6,017            15,787           10,453
   Stock-based compensation plans                                446               852             1,286            1,524
   Occupancy and office operations                             2,459             1,663             4,607            2,990
   Advertising and promotion                                     650               567             1,812            1,035
   Professional fees                                             610               521             1,279            1,004
   Data and check processing                                   1,158               765             2,406            1,509
   Stationery and office supplies                                255               290               510              439
   Merger integration costs                                      341               717               721              717
   Amortization of intangible assets                             990               703             2,117              787
   ATM/debit card expense                                        304               211               630              364
   Other                                                       1,900             1,344             3,620            2,398
                                                         -----------      ------------       -----------      -----------
Subtotal                                                      17,068            13,650            34,775           23,220
   Establishment of Charitable Foundation                         --             5,000                --            5,000
                                                         -----------      ------------       -----------      -----------
Total non-interest expense                                    17,068            18,650            34.775           28,220
                                                         -----------      ------------       -----------      -----------
Income (loss) before income tax expense                        8,044              (128)           15,913            4,506
Income tax (benefit) expense                                   2,864              (200)            5,718            1,389
                                                         -----------      ------------       -----------      -----------
Net income                                               $     5,180      $         72       $    10,195      $     3,117
                                                         ===========      ============       ===========      ===========
Weighted average common shares:
   Basic                                                  43,868,765        37,269,062        44,098,312       35,777,054
   Diluted                                                44,439,229        37,912,560        44,687,028       36,391,057
Per common share: (Note 10)
   Basic                                                 $      0.12      $       0.00       $      0.23      $      0.09
   Diluted                                               $      0.12      $       0.00       $      0.23      $      0.09

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share data)

                                                                                                Common
                                                                Additional                      Stock
                                       Number of      Common     Paid-In      Unallocated       Awards
                                         Shares        Stock     Capital      ESOP Shares     Under RRP
                                         ------        -----     -------      -----------     ---------
Balance at September 30, 2004          39,618,373    $    397   $  269,325    $  (10,854)    $       --
Net income
Other comprehensive loss
   Total comprehensive income

Purchase of Warwick Community
   Bancorp, Inc.                        6,257,896          62       74,531
Stock option transactions                  54,509                       58
Stock-based compensation                                               955           418
RRP awards                                762,400                                                (9,667)
Vesting of RRP shares                                                                               104
Purchase of treasury stock             (1,187,800)
Cash dividends paid ($0.08 per
   common share)
                                       ----------    --------   ----------    ----------     ----------

Balance at March 31, 2005              45,505,378    $    459   $  344,869    $  (10,436)    $   (9,563)
                                       ==========    ========   ==========    ==========     ==========

                                                               Accumulated
                                                                  Other           Total
                                    Treasury     Retained     Comprehensive   Stockholders'
                                      Stock     Earnings           Loss           Equity
                                      -----     --------           ----           ------
Balance at September 30, 2004      $   (432)    $  91,373      $     (297)      $ 349,512
Net income                                         10,195                          10,195
Other comprehensive loss                                           (8,360)         (8,360)
                                                                                ---------
   Total comprehensive income                                                       1,835

Purchase of Warwick Community
   Bancorp, Inc.                                                                   74,593
Stock option transactions               449          (416)                             91
Stock-based compensation                                                            1,373
RRP awards                            9,803          (136)                              0
Vesting of RRP shares                                                                 104
Purchase of treasury stock          (15,275)                                      (15,275)
Cash dividends paid ($0.08 per
   common share)                                   (3,463)                         (3,463)
                                   --------     ---------      ----------       ---------

Balance at March 31, 2005          $ (5,455)    $  97,553      $   (8,657)      $ 408,770
                                   ========     =========      ==========       =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                 For the Six Months
                                                                                   Ended March 31
                                                                                   --------------
                                                                                  2005         2004
                                                                                  ----         ----
Cash flows from operating activities:
Net income                                                                     $  10,195     $   3,117
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                         300           350
   Depreciation and amortization of premises and equipment                         1,504         1,065
   Amortization of core deposit intangible                                         2,117           787
   Gain on sales of securities available for sale                                   (317)       (1,448)
   Gain on sales of loans held for sale                                              (80)         (170)
   Gain on sales of fixed assets sold                                                 --           (46)
   Net amortization of premiums and discounts on securities                        2,172         1,176
   ESOP and RRP expense                                                            1,477         1,117
   Originations of loans held for sale                                            (7,689)       (5,264)
   Proceeds from sales of loans held for sale                                      7,971         6,852
   Deferred income tax benefit                                                      (278)            5
   Net changes in accrued interest receivable and payable                           (236)          293
   Other adjustments (principally net changes in other assets and other
       liabilities)                                                              (11,673)       (3,361)
                                                                               ---------     ---------
   Net cash provided by operating activities                                       5,463         4,473
                                                                               ---------     ---------
Cash flows from investing activities:
Purchases of securities:
   Available for Sale                                                           (310,254)     (331,617)
   Held to Maturity                                                               (6,671)       (4,070)
Proceeds from maturities, calls and other principal payments on securities:
   Available for Sale                                                             59,789        44,942
   Held to Maturity                                                               13,130        10,908
Proceeds from sales of securities available for sale                              63,735        90,892
Loan originations                                                               (213,240)     (151,285)
Loan principal payments                                                          198,132       123,303
(Purchase) redemption of FHLB stock                                               (2,717)        1,496
Purchase of Warwick Community Bancorp, Inc.                                      164,486            --
Purchase of ENB Holding Co.                                                           --        60,297
Increase in bank owned life insurance                                               (611)         (502)
Purchases of premises and equipment                                               (1,574)       (1,784)
Other adjustments                                                                    (30)           22
                                                                               ---------     ---------
Net cash used in investing activities                                            (35,825)     (157,398)
                                                                               ---------     ---------

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(In thousands)

                                                                                      For the Six Months
                                                                                        Ended March 31
                                                                                        --------------
                                                                                      2005         2004
                                                                                      ----         ----
Cash flows from financing activities:
   Net (decrease) increase in transaction and savings deposits                      (27,860)        8,857
   Net (decrease) increase in time deposits                                          (2,743)        2,680
   Receipt of stock subscription funds                                                   --       192,425
   Net increase (decrease) in borrowings                                             21,264       (30,031)
   Net increase in mortgage escrow funds                                                816         3,044
   Establishment of ESOP Plan                                                            --        (9,987)
   Common stock issued for formation of Charitable Foundation                            --         4,000
   Tax benefit:  contribution of 400,000 shares to Charitable Foundation                 --           115
   Tax benefit:  MHC contribution carry forward                                          --           512
   Recapitalization                                                                      --            95
   Treasury shares purchased                                                        (15,275)           --
Stock option transactions                                                                91            75
Cash dividends paid                                                                  (3,463)       (1,837)
                                                                                  ---------     ---------
   Net cash (used in) provided by financing activities                              (27,170)      169,948
                                                                                  ---------     ---------

Net (decrease) increase in cash and cash equivalents                                (57,532)       17,023
Cash and cash equivalents at beginning of period                                    107,571        33,500
                                                                                  ---------     ---------
Cash and cash equivalents at end of period                                        $  50,039     $  50,523
                                                                                  =========     =========

Supplemental information:
   Interest payments                                                              $  12,150     $   5,620
   Income tax payments                                                                7,970         1,235

   Fair value of assets acquired (incl. intangibles)                                806,114       406,267
   Fair value of liabilities assumed                                                658,919       329,797
                                                                                  ---------     ---------
   Net fair value                                                                 $ 147,195     $  76,470
                                                                                  =========     =========
   Cash portion of ENB Holding Co. purchase transaction                                  --     $  36,773
   Stock portion of ENB Holding Co. purchase transaction                                 --        39,697
                                                                                                ---------
   Total paid for ENB Holding Co.                                                        --     $  76,470
                                                                                                =========
   Cash portion of Warwick Community Bancorp Inc. purchase transaction            $  72,601            --
   Stock portion of Warwick Community Bancorp Inc. purchase transaction              74,594            --
                                                                                  ---------
   Total paid for Warwick Community Bancorp Inc.                                  $ 147,195            --
                                                                                  =========
   Transfer of loans to real estate owned                                                93           112
Net change in unrealized losses recorded on securities available for sale           (13,934)        1,490
Change in deferred taxes on unrealized losses on securities available for sale        5,574          (596)
Issuance of  recognition and retention plan shares                                    9,667            --

See accompanying notes to unaudited consolidated financial statements

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)
(In thousands)

                                                          Three Months             Six Months
                                                         Ended March 31          Ended March 31
                                                         --------------          --------------
                                                       2005        2004         2005        2004
                                                       ----        ----         ----        ----
Net Income:                                           $ 5,180     $    72     $ 10,195     $ 3,117

Other Comprehensive Income (loss):

   Net unrealized holding gains (losses)
     arising during the year, net of taxes of
     $4,242, $1,749, $5,447 and $1,179                 (6,370)      2,623       (8,170)      1,769

   Less reclassification adjustment for net
     realized gains included in net income, net of
     taxes of $102, $207, $127 and $579                  (158)       (311)        (190)       (869)
                                                      -------     -------     --------     -------

Other comprehensive income (loss)                      (6,528)      2,312       (8,360)        900
                                                      -------     -------     --------     -------

   Total comprehensive income (loss)                  $(1,348)    $ 2,384     $  1,835     $ 4,017
                                                      =======     =======     ========     =======

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements and other financial information presented in this document as of March 31, 2005, include the accounts of Provident Bancorp, Inc., a Delaware corporation (the "Company"), Provident Bank (the "Bank") and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), and each subsidiary of Provident Bank (Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc.). Collectively, these entities are referred to herein as the "Company". Provident Bancorp, Inc. is a publicly-held company and the parent of Provident Bank. Provest Services Corp. I holds an investment in a low-income housing partnership that provides certain favorable tax consequences. Warsave holds an investment in a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. Provest Services Corp. II and WSB Financial Services have engaged third-party providers to sell annuities to the customers of Provident Bank. Through March 31, 2005, the activities of these wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company's real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank's business area.

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

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

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

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)


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

                                                      Three Months Ended            Six Months Ended
                                                           March 31,                    March 31,
                                                     2005           2004           2005           2004
                                                     ----           ----           ----           ----
Net income, as reported                            $  5,180       $     72       $ 10,195       $  3,117
Add RRP expense included in reported net
income, net of related tax effects                       62             79             62       $    163
Deduct RRP and stock option expense
determined under the fair-value-based method,
net of related tax effects                             (948)          (150)          (996)          (234)
                                                   --------       --------       --------       --------
Pro forma net income                               $  4,294       $      1       $  9,261       $  3,046
                                                   ========       ========       ========       ========

Earnings per share:
   Basic, as reported                              $   0.12       $   0.00       $   0.23       $   0.09
   Basic, pro forma                                    0.10           0.00           0.21           0.09
   Diluted, as reported                                0.12           0.00           0.23           0.09
   Diluted, pro forma                                  0.10           0.00           0.21           0.08

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), Share-Based Payments, the provisions of which become effective for the company in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company estimates that annual expense using the Black-Sholes method beginning in 2006 is approximately $1.2 million or $939 after tax and the diluted earnings per share impact is $0.02. This impact does not include the effect of reload options or forfeitures or options

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

2.    Acquisition of Warwick Community Bancorp, Inc.
      ----------------------------------------------

      On October 1, 2004 the Company completed its acquisition of Warwick Community Bancorp, Inc. ("WSB" or "Warwick"), located in Warwick, New York. WSB was the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company of Orange County, Inc. headquartered in Goshen, New York. In addition, Warwick Commercial Bank was a subsidiary of The Warwick Savings Bank. On the merger date, WSB had net loans of $284.5 million, total deposits of $475.1 million and total assets of $703.7 million.

      Shareholders of WSB as of the close of business on October 1, 2004 received total merger consideration of approximately $147.2 million, consisting of approximately 6,257,896 shares of common stock of the Company and approximately $72.6 million in cash (including cash paid in lieu of fractional shares).

      Goodwill recorded in the WSB acquisition ($92.0 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($9.3 million at March 31, 2005) is recognized apart from goodwill and amortized to expense over its estimated useful life (9 years) and evaluated for impairment.

The following table presents unaudited pro forma information as if WSB had been consummated on September 30, 2003. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not include merger integration costs and does not necessarily reflect the results of operations that would have occurred had the Company acquired WSB on September 30, 2003.

                                                Pro forma (unaudited)
                                                   Six Months Ended
                                                      March 31,

                                                 2005           2004
                                                 ----           ----

         Net interest income                  $  43,122      $  38,644
         Non interest income                      7,866          7,686
         Non interest expense                    34,054         38,425
         Net income                              10,628          4,690
                                              =========      =========
         Basic earnings per share             $    0.24      $    0.11
                                              =========      =========
         Diluted earnings per share           $    0.24      $    0.11
                                              =========      =========

3.    Mutual Holding Company Conversion and Acquisition of E.N.B. Holding
      -------------------------------------------------------------------
      Company, Inc.
      -------------

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

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

      Goodwill recorded in the ENB acquisition ($52.7 million) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset ($4.0 million at March 31, 2005), is recognized apart from goodwill and amortized to expense over its estimated useful life (7.5 years) and evaluated for impairment.

4.    Critical Accounting Policies
      ----------------------------

      The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on nonaccrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations. At such time, unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ending September 30, 2004 provides detail with regard to the Company's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since September 30, 2004.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

5.    Loans
      -----

      Major classifications of loans, excluding loans held for sale, are summarized below:

                                             March 31, 2005   September 30, 2004
                                             --------------   ------------------

      Real estate - residential mortgage        $   437,386             $380,749
      Real estate - commercial mortgage             496,769              327,414
      Real estate - construction                     63,891               54,294
      Commercial and industrial                     136,450              105,196
      Consumer loans                                167,721              129,981
                                                 ----------             --------
         Total                                   $1,302,217             $997,634
                                                 ==========             ========

6.    Allowance for Loan Losses and Non-Performing Assets
      ---------------------------------------------------

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

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                        Three Months                     Six Months
                                                       Ended March 31,                 Ended March 31,
                                                       ---------------                 ---------------
                                                    2005            2004            2005            2004
                                                    ----            ----            ----            ----
Balance at beginning of period                    $ 22,165        $ 11,249        $ 17,353        $ 11,069
Allowance acquired through acquisition                  --           5,750           4,880           5,750
Provision for loan losses                              150             200             300             350
Charge-offs                                           (119)           (136)           (385)           (148)
Recoveries                                              53              30             101              72
                                                  --------        --------        --------        --------
 Net charge-offs                                       (66)           (106)           (284)            (76)
                                                  --------        --------        --------        --------
Balance at end of period                          $ 22,249        $ 17,093        $ 22,249        $ 17,093
                                                  ========        ========        ========        ========
Net charge-offs to average loans outstanding
(annualized)                                          0.02%           0.05%           0.04%           0.02%

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                       March 31, 2005      September 31, 2004
                                                                       --------------      ------------------
Non-accrual loans:
   One- to four-family residential mortgage loans                            $    952               $  1,597
Commercial real estate, commercial business and construction loans              1,702                    962
Consumer loans                                                                    113                    178
                                                                             --------               --------
   Total non-performing loans                                                   2,767                  2,737
Real estate owned:
   One to four family residential mortgage loans                                   93                     --
                                                                             --------               --------
   Total non-performing assets                                               $  2,860               $  2,737
                                                                             ========               ========

Ratios:
   Non-performing loans to total loans, net                                      0.21%                  0.27%
   Non-performing assets to total assets                                         0.11%                  0.15%
   Allowance for loan losses to total non-performing loans                     804.00%                634.00%
   Allowance for loan losses to total loans                                      1.71%                  1.74%

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

7.    Securities
      ----------

The following is a summary of securities available for sale at March 31, 2005 and September 30, 2004:

                                                                   Available for Sale Portfolio
                                                                          March 31, 2005
                                                       ====================================================
                                                                       Gross          Gross
                                                       Amortized     Unrealized    Unrealized        Fair
                                                          Cost         Gains         Losses          Value
                                                       ====================================================
Mortgage-backed and SBA Securities
     Mortgage-backed securities                         $536,132      $     93      $ (8,829)      $527,396
     Collateralized mortgage obligations                  20,854            14          (209)        20,659
     SBAs and other                                          137            --            (1)           136
                                                        --------      --------      --------       --------
     Total mortgage-backed and SBA securities            557,123           107        (9,039)       548,191
                                                        --------      --------      --------       --------
Investment Securities

     U.S. Government and federal agency securities       268,259            --        (5,041)       263,218
     State and municipal securities                       21,826            35          (343)        21,518
     Equity securities                                       946             6           (51)           901
                                                        --------      --------      --------       --------
     Total investment securities                         291,031            41        (5,435)       285,637
                                                        --------      --------      --------       --------
     Total available for sale                           $848,154      $    148      $(14,474)      $833,828
                                                        ========      ========      ========       ========

                                                                   Available for Sale Portfolio
                                                                        September 30, 2004
                                                       ====================================================
                                                                       Gross          Gross
                                                       Amortized     Unrealized    Unrealized        Fair
                                                          Cost         Gains         Losses          Value
                                                       ====================================================
Mortgage-backed and SBA Securities
     Mortgage-backed securities                         $304,578      $  1,155      $ (1,452)      $304,281
     Collateralized mortgage obligations                   9,711            --           (95)         9,616
     SBAs and other                                        5,948           377            --          6,325
                                                        --------      --------      --------       --------

     Total mortgage-backed and SBA securities            320,237         1,532        (1,547)       320,222
                                                        --------      --------      --------       --------
Investment Securities

     U.S. Government and federal agency securities       192,788           522        (1,008)       192,302
     State and municipal securities                       20,482           172           (95)        20,559
     Equity securities                                     1,005           337          (128)         1,214
                                                        --------      --------      --------       --------
     Total investment securities                         214,275         1,031        (1,231)       214,075
                                                        --------      --------      --------       --------
     Total available for sale                           $534,512      $  2,563      $ (2,778)      $534,297
                                                        ========      ========      ========       ========

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

The following is a summary of securities held to maturity at March 31, 2005 and September 30, 2004:

                                                                Held to Maturity Portfolio
                                                                       March 31, 2005
                                                   ====================================================
                                                                   Gross          Gross
                                                   Amortized     Unrealized    Unrealized        Fair
                                                      Cost         Gains         Losses          Value
                                                   ====================================================
Mortgage-backed securities
       Mortgage-backed securities                   $ 30,631      $    446      $   (345)      $ 30,732
       Collateralized mortgage obligations             2,339            51            --          2,390
                                                    --------      --------      --------       --------
       Total mortgage-backed securities               32,970           497          (345)        33,122
                                                    --------      --------      --------       --------
Investment securities
       State and municipal securities                 31,504           483          (380)        31,607
       Other investments                                 308            --           (38)           270
                                                    --------      --------      --------       --------
       Total investment securities                    31,812           483          (418)        31,877
                                                    --------      --------      --------       --------
       Total held to maturity                       $ 64,782      $    980      $   (763)      $ 64,999
                                                    ========      ========      ========       ========

                                                                Held to Maturity Portfolio
                                                                    September 30, 2004
                                                   ====================================================
                                                                   Gross          Gross
                                                   Amortized     Unrealized    Unrealized        Fair
                                                      Cost         Gains         Losses          Value
                                                   ====================================================
Mortgage-backed securities

       Mortgage-backed securities                   $ 35,402      $    741      $   (266)      $ 35,877
       Collateralized mortgage obligations             2,788            55            --          2,843
       Other                                             685            37            --            722
                                                    --------      --------      --------       --------
       Total mortgage-backed securities               38,875           833          (266)        39,442
                                                    --------      --------      --------       --------

Investment securities
       State and municipal securities                 29,894           922          (293)        30,523
       Other                                             309            --           (44)           265
                                                    --------      --------      --------       --------
       Total investments                              30,203           922          (337)        30,788
                                                    --------      --------      --------       --------
       Total held to maturity                       $ 69,078      $  1,755      $   (603)      $ 70,230
                                                    ========      ========      ========       ========

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

      At March 31, 2005 and September 30, 2004, the accumulated unrealized net loss on securities available for sale (net of tax of $5,780 and $86, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was ($8,546) and $(186) respectively. Gross realized gains were $810 and $518, respectively and gross realized losses were $547 and $0, respectively, for the three months ended March 31, 2005 and 2004. Gross realized gains were $859 and $1,448 respectively, and gross realized losses were $542 and $0, respectively, for the six months ended March 31, 2005 and 2004.

      Securities with a carrying amount of $301,141 and $168,310 were pledged as collateral for municipal deposits, borrowings and other purposes at March 31, 2005 and September 30, 2004, respectively.

      The following table summarizes, for all securities in an unrealized loss position at March 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

                                           -----------------------------------------------------------------------------------
                                             Less than 12 Months           12 months or longer                   Total
                                           -------------------------    ------------------------     -------------------------
                                            Unrealized                  Unrealized                   Unrealized
                                              Losses      Fair Value      Losses      Fair Value       Losses       Fair Value
                                           -----------------------------------------------------------------------------------
Available For Sale:

   Mortgage-backed securities               $ (6,555)      $435,400      $ (2,483)      $ 92,652      $ (9,038)      $528,052
   U.S. Government & Agency Securities        (2,680)       159,150        (2,361)        85,586        (5,041)       244,736
   Municipal Securities                         (193)        12,295          (151)         5,524          (344)        17,819
   Equity Securities                              --             --           (51)           790           (51)           790

                                           -----------------------------------------------------------------------------------
   Total available-for-sale:                  (9,428)       606,845        (5,046)       184,552       (14,474)       791,397
                                           -----------------------------------------------------------------------------------

Held to Maturity:
   Mortgage-backed securities                     --             --          (345)        13,673          (345)        13,673
   State and municipal securities               (134)        10,167          (246)         2,422          (380)        12,589
   Other securities                               --             --           (38)           270           (38)           270
                                           -----------------------------------------------------------------------------------
   Total held to maturity:                      (134)        10,167          (629)        16,365          (763)        26,532
                                           -----------------------------------------------------------------------------------

   Total securities:                        $ (9,562)      $617,012      $ (5,675)      $200,917      $(15,237)      $817,929
                                           ===================================================================================

      Substantially all of the unrealized losses at March 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at March 31, 2005. A total of 353 securities were in a continuous unrealized loss position for less than 12 months, and 80 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

(which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2005, except for an investment in FHLMC perpetual preferred stock which had been determined that an impairment loss of $93 existed on a recorded basis of $883. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

8.    Deposits
      --------

      Major classifications of deposits are summarized below:

                                          March 31, 2005      September 30, 2004
                                          --------------      ------------------

      Demand deposits:
         Retail                               $  156,697              $  122,276
         Commercial and municipal                205,401                 167,084
      NOW                                        135,780                  83,439
                                              ----------              ----------
         Total transaction accounts              497,878                 372,799
      Money market                               225,920                 173,272
      Savings                                    545,538                 360,138
      Time under $100                            297,448                 239,411
      Time over $100                             117,495                  93,912
                                              ----------              ----------
         Total                                $1,684,279              $1,239,532
                                              ==========              ==========

9.    FHLB and Other Borrowings
      -------------------------

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                                                 March 31, 2005                September 30, 2004
                                                          ---------------------------      ---------------------------
                                                            Amount              Rate         Amount              Rate
                                                            ------              ----         ------              ----
      By type of borrowing:
            Advances                                      $  223,697            3.30%      $  164,947            2.81%
            Repurchase agreements                            171,755            3.46           49,962            3.49
                                                          ----------                       ----------
                            Total borrowings              $  395,452            3.37%      $  214,909            2.97%
                                                          ==========                       ==========
      By remaining period to maturity:
            One year or less                              $  176,498            3.09%      $   94,961            2.11%
            One to two years                                  28,581            3.33           28,000            3.18
            Two to three years                                38,054            3.70           18,651            3.65
            Three to four years                               39,344            3.84           29,443            3.78
            Four to five years                                30,784            3.38           40,017            3.76
            Five years or greater                             82,191            3.56            3,837            4.89
                                                          ----------                       ----------
                            Total borrowings              $  395,452            3.37%      $  214,909            2.97%
                                                          ==========                       ==========

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of March 31, 2005 and September 30, 2004, the Bank had pledged mortgages totaling $290,177 and $267,457, respectively. Based on outstanding borrowings under the line totaling $221,484 and $164,969 as of March 31, 2005 and September 30, 2004, the Bank had unused borrowing capacity under the FHLB of New York Line of Credit of $68,693 and $102,489, respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $614,382 as of March 31, 2005.

10.   Earnings Per Common Share
      -------------------------

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

      Basic earnings per common share is computed as follows:

                                           For the Three Months       For the Six Months
                                              Ended March 31,          Ended March 31,
                                              ---------------          ---------------
                                             2005         2004         2005         2004
      Weighted average common shares
      outstanding (basic)                   43,872       37,269       44,100       35,777
                                           -------      -------      -------      -------

      Net income                           $ 5,180      $    72      $10,195      $ 3,117
      Basic earnings per common share      $  0.12      $  0.00      $  0.23      $  0.09

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

      Diluted earnings per common share is computed as follows:

                                                      For the Three Months       For the Six Months
                                                         Ended March 31,           Ended March 31,
                                                         ---------------           ---------------
                                                        2005         2004         2005         2004
      Weighted average common shares outstanding       43,872       37,269       44,100       35,777
      Effect of common stock equivalents                  570          644          588          614
                                                      -------      -------      -------      -------
      Total diluted shares                             44,442       37,913       44,688       36,391
                                                      =======      =======      =======      =======

      Net income                                      $ 5,180      $    72      $10,195      $ 3,117
      Diluted earnings per common share               $  0.12      $  0.00      $  0.23      $  0.09

11.   Pension and Other Post Retirement Plans
      ---------------------------------------

      Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

                                                    Pension Plans              Other Post Retirement Plans
                                             ---------------------------       ---------------------------
                                                  Six Months Ended                    Six Months Ended
                                                      March 31,                          March 31,
                                             ---------------------------       ---------------------------
                                                2005             2004              2005              2004
                                             ---------------------------       ---------------------------
Service cost                                 $      645       $      393       $       51       $        4
Interest cost                                       806              337               75               11
Expected return on plan assets                     (895)            (395)              --               --
Unrecognized net transition obligation                5               13                5                5
Amortization of prior service cost                   (5)              (6)               3                3
Amortization of gain or loss                        167               86               (1)              (1)
                                             ---------------------------       ---------------------------
                      Net periodic cost      $      723       $      428       $      133       $       22
                                             ===========================       ===========================

      The Company previously disclosed in its consolidated financial statements for the year ended September 30, 2004, that it expected to contribute $692 to its pension plan in fiscal 2005. As of March 31, 2005, there were no contributions made. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

12.   Guarantor's Obligations Under Guarantees
      ----------------------------------------

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

      As of March 31, 2005, the Company had $17.2 million in outstanding letters of credit, of which $5.9 million were secured by cash collateral.

13.   Branch Purchase Commitment
      --------------------------

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

      Comparison of Financial Condition at March 31, 2005 and September 30, 2004
      --------------------------------------------------------------------------

      Total assets as of March 31, 2005 were $2.5 billion, an increase of $692.0 million, or 37.9%, over assets of $1.8 billion at September 30, 2004. The increase from September 30, 2004 was primarily due to the October 2004 acquisition of Warwick, whose assets totaled $703.7 million on the merger date, which was partially offset by a $57.5 million decrease in cash and due from banks as the balance in these accounts at September 30, 2004 reflected the cash portion of the Warwick acquisition. Goodwill and intangibles increased by $101.2 million from September 30, 2004 as a result of the completion of the Warwick acquisition.

      Net loans (excluding loans held for sale) as of March 31, 2005 were $1.3 billion, an increase of $299.7 million, or 30.6%, over the net loan balances of $980.3 million at September 30, 2004. Loans acquired from Warwick Savings Bank totaled $288.2 million, while allowances for loan losses acquired in connection with Warwick Savings Bank were $4.9 million, or 1.70% of Warwick Savings Bank's outstanding loan balances. Inclusive of Warwick loans acquired, commercial loans increased by $210.2 million, or 43.2%, over balances at September 30, 2004. Consumer loans increased by $37.7 million, or 29.0%, during the six-month period ended March 31, 2005, while residential loans increased by $56.6 million, or 14.9%. Total loan originations have increased from $156.5 million for the six months ended March 31, 2004 to $220.9 million for the 2005 period. However, repayments and sales of loans have also increased from $130.2 million in the six months ended March 31, 2004 to $206.1 million in the 2005 period.

      Asset quality continues to be strong. At $2.9 million, non-performing assets as of March 31, 2005 as a percentage of total assets were 0.11%, down from 0.15% at September 30, 2004.

      Total securities increased by $295.2 million, or 48.9%, to $898.6 million at March 31, 2005 from $603.4 million at September 30, 2004. Securities acquired from Warwick totaled $135.8 million. Investments were made primarily in mortgage-backed securities, which increased by $222.0 million, or

61.8%, and in U.S. Government and Federal Agency Securities, which increased by $72.2 million, or 37.5%.

      Total deposits as of March 31, 2005 were $1.7 billion, up $444.7 million, or 35.9%, from September 30, 2004. Deposits acquired from Warwick totaled $475.1 million. As of March 31, 2005 retail and commercial transaction accounts were 29.6% of deposits compared to 30.1% at September 30, 2004.

      Borrowings from the Federal Home Loan Bank of New York (the "FHLB") increased by $180.8 million during the six-month period to $385.7 million at March 31, 2005 from $204.9 million at September 30, 2004. Borrowings acquired from Warwick totaled $160.5 million.

      Stockholders' equity increased by $59.3 million to $408.8 million at March 31, 2005 compared to $349.5 million at September 30, 2004. Shares of common stock with a value of $74.6 million were issued for the purchase of Warwick. Net income of $10.2 million and ESOP allocations of $1.4 million for the six month period also increased equity. Partially offsetting the increases were the payments of cash dividends totaling $3.5 million and net declines in accumulated comprehensive income of $8.4 million.

      On January 27, 2005 the Company announced a stock repurchase plan of up to 2,295,000 shares. The Company, under this plan, repurchased 1,187,800 shares at a cost of $15.3 million during the quarter ended March 31, 2005. Also during the quarter, restricted stock awards of 762,400 shares were granted from the repurchased treasury shares. Stock options on 1,718,300 shares were also granted, with no effect on capital. Tangible capital to assets stands at 10.42% at March 31, 2005. The Board of Directors declared a quarterly cash dividend of $0.045 per share, payable on May 19, 2005 to holders of record as of May 9, 2005.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after-tax charge for expenses associated with merging acquired operations into the Company and excludes the after-tax charge for establishing the charitable foundation. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effects of acquisition activity and the establishment of the charitable foundation on reported results. Merger integration costs were $205 ($0.005 per diluted share) and $430 ($0.01 per diluted share), after-tax for the three months ended March 31, 2005 and 2004. Similar merger expenses for the six months ended March 31, 2005 and 2004 were $433 ($0.01 per diluted share) and $430 ($0.01 per diluted share) respectively. The after-tax effect of the establishment of the charitable foundation was $3.0 million ($0.08 per share for both the three and six months ended March 31, 2004).

      Net operating income on this basis for the most recent quarter was $5.4 million, an increase of 53.8% from $3.5 million in the prior year. Net operating income on this basis for the current six-month period was $10.6 million, an increase of 62.3% from $6.5 million in the comparable period in fiscal 2004. Net operating income, as an annualized rate of return on average assets and average stockholders' equity, was 0.85% and 5.12% respectively, in the quarter ended March 31, 2005, compared with 0.84% and 4.51% in the quarter ended March 31, 2004. Net operating income, as an annualized rate of return on average assets and stockholders' equity, was 0.84% and 5.0%, respectively, for the six months ended

March 31, 2005, compared with 0.92% and 6.13%, respectively for the six months ended March 31, 2004.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                                             Three Months Ended               Six Months Ended
                                                                  March 31,                       March 31
                                                                  ---------                       --------
                                                              2005           2004             2005           2004
                                                              ----           ----             ----           ----
Diluted cash earnings per share                           $     0.12      $     0.00      $     0.23      $     0.09
Charge for establishment of Charitable Foundation(1)              --            0.08              --            0.08
Merger integration expenses(1)                                  0.00            0.01            0.01            0.01
                                                          ----------      ----------      ----------      ----------

Diluted net operating earnings                            $     0.12      $     0.09      $     0.24      $     0.18
                                                          ==========      ==========      ==========      ==========

Net income                                                $    5,180      $       72      $   10,195      $    3,117
Charge for establishment of Charitable Foundation(1)              --           3,000              --           3,000
Merger integration expenses(1)                                   205             430             433             430
                                                          ----------      ----------      ----------      ----------

Net operating income                                      $    5,385      $    3,502      $   10,628      $    6,547
--------------------                                      ==========      ==========      ==========      ==========

(1)   After related tax effect at 40% marginal rate

           Comparison of Operating Results for the Three Months Ended
                        March 31, 2005 and March 31, 2004

      Net Income. For the three months ended March 31, 2005 net income was $5.2 million, an increase of $5.1 million, compared to $72 for the same period in fiscal 2004. Net interest income after provision for loan losses for the three months ended March 31, 2005 increased by $5.6 million, or 35.2%, compared to the same period in the prior year. Non-interest income increased $1.0 million or 38.0% to $3.8 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004. Non-interest expense decreased $1.6 million, or 8.5%, to $17.1 million for the three months ended March 31, 2005 compared to $18.7 million for the same prior-year period.

      The relevant performance measures follow:

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                  2005          2004
                                                  ----          ----
         Per common share:
            Basic earnings                       $ 0.12       $ 0.000
            Diluted earnings                       0.12         0.000
            Dividends declared                     0.04         0.035
         Return on average (annualized):
            Assets                                0.83%         0.02%
            Equity                                5.00%         0.09%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                      2005                                      2004
                                                                      ----                                      ----
                                                      Average                                   Average
                                                    Outstanding                  Average      Outstanding                  Average
                                                      Balance       Interest    Yield/Rate      Balance       Interest    Yield/Rate
                                                      -------       --------    ----------      -------       --------    ----------
Interest earning assets:
   Commercial and commercial mortgage loans(1)      $  677,753     $   11,223       6.72%     $  363,857      $  6,000       6.63%
   Consumer loans(1)                                   163,041          2,046       5.09         116,433         1,457       5.03
   Residential mortgage loans(1)                       430,670          6,237       5.87         421,165         6,364       6.08
                                                    ----------     ----------                 ----------      --------
       Total loans                                   1,271,464         19,506       6.22         901,455        13,821       6.17
                                                    ----------     ----------                 ----------      --------
   Securities-taxable                                  874,647          8,160       3.78         527,719         4,881       3.72
   Securities-tax exempt(2)                             50,687            740       5.92          40,131           525       5.26
   Other earning assets                                 20,881            137       2.66          10,949            42       1.54
                                                    ----------     ----------                 ----------      --------
   Total securities and other earning assets           946,215          9,037       3.87         578,799         5,448       3.79
                                                    ----------     ----------                 ----------      --------
       Total interest-earning assets                 2,217,679         28,543       5.22       1,480,254        19,269       5.24
                                                    ----------     ----------       ----      ----------      --------       ----
   Non-interest-earning assets:                        315,161                                   189,748
                                                    ----------                                ----------
   Total assets                                     $2,532,840                                $1,670,002
                                                    ==========                                ==========
Interest bearing liabilities:
   Savings, clubs and escrow                        $  553,936            786       0.58      $  384,097           425       0.45
   Money market accounts                               234,592            605       1.05         143,320           200       0.56
   NOW checking                                        156,838            127       0.33          86,460            50       0.23
   Certificate accounts                                393,508          1,976       2.04         335,190         1,321       1.59
                                                    ----------     ----------                 ----------      --------
   Total interest-bearing deposits                   1,338,874          3,494       1.06         949,067         1,996       0.85
   Borrowings                                          417,952          3,369       3.27         150,460         1,151       3.08
                                                    ----------     ----------                 ----------      --------
       Total interest-bearing liabilities            1,756,826          6,863       1.58       1,099,527         3,147       1.15
                                                    ----------     ----------       ----      ----------      --------       ----
Non-interest-bearing liabilities:                      355,595                                   259,617
                                                    ----------                                ----------
   Total liabilities                                 2,112,421                                 1,359,144
Stockholders' equity                                   420,419                                   310,858
                                                    ----------                                ----------
   Total liabilities and equity                     $2,532,840                                $1,670,002
                                                    ==========                                ==========

Net interest income                                                $   21,680                                 $ 16,122
                                                                   ==========                                 ========
Net interest rate spread                                                            3.64%                                    4.09%
                                                                                    ====                                     ====
Net earning assets                                  $  460,853                                $  380,727
                                                    ==========                                ==========
Net interest margin                                                                 3.96%                                    4.38%
                                                                                    ====                                     ====

Ratio of average interest-earning assets
to average interest-bearing liabilities                                126.23%                                  134.63%
                                                                   ==========                                 ========

----------
(1)   Includes non-accrual loans.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                      Three Months Ended March 31,
                                                              2005 vs. 2004
                                                        Increase/(Decrease) Due to
                                                        --------------------------

                                                  Volume(1)      Rate(1)        Total
                                                  ---------      -------        -----
Interest-earning assets
     Commercial and commercial mortgage loans      $ 5,142       $    81       $ 5,223
     Consumer loans                                    572            17           589
     Residential mortgage loans                        124          (251)         (127)
     Securities-taxable                              3,201            78         3,279
     Securities-tax exempt(2)                          146            69           215
     Other earning assets                               52            43            95
                                                   -------       -------       -------
     Total interest income                           9,237            37         9,274
                                                   -------       -------       -------
Interest-bearing liabilities
     Savings                                           218           143           361
     Money market                                      171           234           405
     NOW checking                                       50            27            77
     Certificates of deposit                           250           406           656
     Borrowings                                      2,143            74         2,217
                                                   -------       -------       -------

     Total interest-bearing liabilities              2,832           884         3,716
                                                   -------       -------       -------

Net interest margin                                  6,405          (847)        5,558
                                                   -------       -------       -------
     Less tax equivalent adjustment(2)                (107)           32           (75)
                                                   -------       -------       -------
Net interest income                                $ 6,298       $  (815)      $ 5,483
                                                   =======       =======       =======

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net Interest Income. Net interest income for the three months ended March 31, 2005 was $21.4 million, compared to $15.9 million for the three months ended March 31, 2004, an increase of $5.5 million or 34.4%. The increase in interest income was largely due to a $737.4 million increase in average earning assets to $2.2 billion during the quarter ended March 31, 2005, as compared to $1.5 billion for the same quarter in the prior year. The increase was primarily due to the Warwick acquisition and continued internal growth. The increase in average earning assets was partially offset by a decline in average yield of two basis points from 5.24% to 5.22%, on a fully taxable equivalent basis. Despite yield increases in the loan and securities portfolios of five basis points and eight basis points, respectively, the overall yield on total interest-earning assets declined due to the disproportionate volume increases between the two portfolios and their relative weights as a percentage of total earning assets. Interest expense increased by

$3.7 million for the quarter compared to the same quarter in 2004, as average interest-bearing liabilities increased by $657.3 million and the average cost of interest-bearing liabilities increased 43 basis points to 1.58%. Net interest margin declined by 42 basis points to 3.96%, while net interest spread declined by 45 basis points to 3.64%. This was primarily the result of assets acquired in the Warwick acquisition recorded at current market interest rates coupled with the impact of the increase in the cost of interest-bearing liabilities resulting from the 175 basis point increase in the target federal funds rate since May of 2004.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $150 and $200 in loan loss provisions during the three months ended March 31, 2005 and 2004. Net charge-offs for the three months ended March 31, 2005 were $66, compared to a net charge-off of $106 for the same period in 2004 (See Note 6 for further discussion).

      Non-Interest Income was $3.8 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004. Deposit fees and service charges increased by $726, or 43.2%, of which $419 was generated from the acquired Warwick branches, while $307 was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Income derived from the Company's bank owned life insurance ("BOLI") investments increased by $160, or 118.5% due to additional BOLI investments of $13.3 million from the Warwick acquisition. Income derived from the Company's new wholly-owned title subsidiary Hardenburgh Abstract Company, Inc. was $300. Net gains on the sale of securities were $263 for the current three-month period, compared to $518 for the same period last year. During the three-month period ended March 31, 2005, the Company also recorded gains on sales of loans totaling $21, compared to $84 for the same period last year.

      Non-Interest Expense for the three months ended March 31, 2005 decreased by $1.6 million, or 8.50%, due to the $5.0 million charge in 2004 for the establishment of the Charitable Foundation. Excluding the 2004 charge of $5.0 million, pre-tax, non-interest expense for the three months ended March 31, 2005 increased by $3.4 million, or 25.0%, to $17.1 million. The acquisition of Warwick in October 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $1.9 million, or 32.2%, to $8.0 million for the three months ended March 31, 2005. The increase was primarily attributable to the Warwick acquisition. A decrease in the cost of stock-based compensation benefits of $406, or 47.7%, occurred during the current three-month period primarily due to stock-based deferred compensation programs directly tied to the Company's stock price, which was lower in the current period. Occupancy and office operations increased by $796, or 47.9%, for the three months ended March 31, 2005, of which $472 was attributable to the acquired Warwick properties. The remaining increase is also attributable to the harsh winter in 2005 and increases in real estate taxes. Advertising and promotion increased $83, or 14.6%, primarily as a result of the Company's new brand identity. Professional fees increased by $89, or 17.1%, primarily due to fees associated with the Company's regulatory filings. Amortization of core deposit intangible increased by $287 as a result of the Warwick deposits acquired. Data and check processing increased $393, or 51.4%, primarily due to the higher volume of services related to the accounts acquired in the Warwick merger, and only half of the 2004 quarter included accounts acquired in the ENB acquisition. Other expenses increased by $556, or 41.4%, due primarily due to increases in correspondent bank expense, postage, telephone expense and insurance premium expense, all directly related to the increased size of Provident Bank following the mergers. Further, merger integration expenses decreased $376, pre-tax, or 52.4%.

      The GAAP efficiency ratio was 66.8% and 98.6% respectively, for the quarter ended March 31, 2005 and 2004. The efficiency ratio, as defined by management, (which excludes securities gains, merger costs, amortization of intangible assets and the $5.0 million charitable contribution) has improved to 62.3% for the current quarter from 66.5% for the quarter ending March 31, 2004, reflecting the strides we have made in combining the Warwick and Ellenville Banks into Provident and the operating leverage derived from those efforts.

      Income Taxes. Income tax expense was $2.9 million for the three months ended March 31, 2005, compared to a tax benefit of $200 for the same period in 2004. The effective tax rates were 35.6% and 36.9%, respectively.

            Comparison of Operating Results for the Six Months Ended
                        March 31, 2005 and March 31, 2004

      Net Income. For the six months ended March 31, 2005 net income was $10.2 million, an increase of $7.1 million compared to $3.1 million for the same period in fiscal 2004. Net interest income after provision for loan losses for the six months ended March 31, 2005 increased by $15.7 million, or 57.8%, compared to the same period in fiscal 2004. Non-interest income increased $2.3 million or 40.8% to $7.9 million for the six months ended March 31, 2005 compared to $5.6 million for the six months ended March 31, 2004. Non-interest expense increased $6.6 million, or 23.2%, to $34.8 million for the six months ended March 31, 2005 compared to $28.2 million for the same period in fiscal 2004.

      The relevant performance measures follow:

                                                      Six Months Ended
                                                          March 31,
                                                     2005          2004
                                                     ----          ----
         Per common share:
            Basic earnings                           $0.23        $ 0.09
            Diluted earnings                          0.23          0.09
            Dividends declared                        0.08          0.07

         Return on average (annualized):
            Assets                                    0.81%         0.44%
            Equity                                    4.84%         2.92%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                         Six Months Ended March 31,
                                                                         --------------------------
                                                              2005                                       2004
                                                              ----                                       ----
                                             Average                                   Average
                                           Outstanding                  Average      Outstanding                    Average
                                             Balance        Interest   Yield/Rate      Balance         Interest    Yield/Rate
                                             -------        --------   ----------      -------         --------    ----------
Interest earning assets:
   Commercial and commercial
    mortgage loans(1)                      $  670,034      $   22,321      6.68%      $  310,471      $   10,104      6.51%
   Consumer loans(1)                          161,713           3,930      4.87           98,265           2,334      4.75
   Residential mortgage loans(1)              432,633          12,668      5.87          397,523          11,913      5.99
                                           ----------      ----------                 ----------      ----------
     Total loans                            1,264,380          38,919      6.17          806,259          24,351      6.04
                                           ----------      ----------                 ----------      ----------

   Securities-taxable                         850,550          16,093      3.79          444,016           8,459      3.81
   Securities-tax exempt(2)                    49,354           1,437      5.84           30,627             811      5.30
   Other earning assets                        30,980             350      2.27           11,615              65      1.12
                                           ----------      ----------                 ----------      ----------
     Total securities and other
     earning assets                           930,884          17,880      3.85          486,258           9,335      3.84
                                           ----------      ----------                 ----------      ----------
     Total interest-earning assets          2,195,264          56,799      5.19        1,292,517          33,686      5.21
                                           ----------      ----------      ----       ----------      ----------      ----
   Non-interest-earning assets:               326,380                                    132,082
                                           ----------                                 ----------
   Total assets                            $2,521,644                                 $1,425,599
                                           ==========                                 ==========
Interest bearing liabilities:
   Savings, clubs and escrow               $  556,635           1,658      0.60       $  318,634             739      0.46
   Money market accounts                      258,573           1,197      0.93          139,112             377      0.54
   NOW checking                               149,671             259      0.35           74,974              81      0.22
   Certificate accounts                       398,847           3,799      1.91          281,485           2,356      1.67
                                           ----------      ----------                 ----------      ----------
     Total interest-bearing deposits        1,363,726           6,913      1.02          814,205           3,553      0.87
   Borrowings                                 386,379           6,261      3.25          149,826           2,361      3.15
                                           ----------      ----------                 ----------      ----------
     Total interest-bearing
      liabilities                           1,750,105          13,174      1.51          964,031           5,914      1.23
                                           ----------      ----------      ----       ----------      ----------      ----
Non-interest-bearing liabilities:             349,327                                    246,851
                                            ---------                                  ---------
     Total liabilities                      2,099,432                                  1,210,882
Stockholders' equity                          422,212                                    213,717
                                            ---------                                  ---------
     Total liabilities and equity           2,521,644                                  1,424,599
                                            =========                                  =========
Net interest income                                        $   43,625                                 $   27,772
                                                           ==========                                 ==========
Net interest rate spread                                                   3.68%                                      3.98%
                                                                           ====                                       ====
Net earning assets                         $  445,159                                 $  328,486
                                           ==========                                 ==========
Net interest margin                                                        3.99%                                      4.30%
                                                                           ====                                       ====
Average interest-earning assets to
average interest-bearing liabilities                           125.44%                                    134.07%
                                                           ==========                                 ==========

----------
(1)   Includes non-accrual loans

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                        Six Months Ended March 31,
                                                              2005 vs. 2004
                                                        Increase/(Decrease) Due to
                                                        --------------------------

                                                  Volume (1)       Rate (1)        Total
                                                  ----------       --------        -----
Interest-earning assets
     Commercial and commercial mortgage loans      $ 11,948       $    269       $ 12,217
     Consumer loans                                   1,536             60          1,596
     Residential mortgage loans                       1,005           (250)           755
     Securities-taxable                               7,678            (44)         7,634
     Securities-tax exempt(2)                           536             90            626
     Other earning assets                               176            109            285
                                                   --------       --------       --------
     Total interest income                           22,879            234         23,113
                                                   --------       --------       --------
Interest-bearing liabilities
     Savings                                            653            266            919
     Money market                                       446            374            820
     NOW checking                                       111             67            178
     Certificates of deposit                          1,073            371          1,444
     Borrowings                                       3,822             77          3,899
                                                   --------       --------       --------

     Total interest expense                           6,105          1,155          7,260
                                                   --------       --------       --------

Net interest margin                                  16,774           (921)        15,853
                                                   --------       --------       --------
     Less tax equivalent adjustment(2)                 (340)           120           (220)
                                                   --------       --------       --------
Net interest income                                $ 16,434       $   (801)      $ 15,633
                                                   ========       ========       ========

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net Interest Income. Net interest income for the six months ended March 31, 2005 was $43.1 million, compared to $27.5 million for the six months ended March 31, 2004, an increase of $15.6 million or 56.9%. The increase in interest income was largely due to a $902.7 million increase in average earning assets to $2.2 billion during the period ended March 31, 2005, as compared to $1.3 billion for the same period in the prior fiscal year. The increase was primarily due to the Warwick acquisition and continued internal growth. The increase in average earning assets was partially offset by a decline in average yield of two basis points from 5.21% to 5.19%, on a fully taxable equivalent basis. Despite yield increases in the loan and securities portfolios of 13 basis points and one basis point, respectively, the overall yield on total interest-earning assets declined due to the disproportionate volume increases between the two portfolios and their relative weights as a percentage of total earning assets. Interest expense increased by $7.3 million for the six months ended March 31, 2005 from $5.9 million for the same period in fiscal 2004 to $13.2 million, as average interest-bearing liabilities increased by $786.1 million and the average cost of interest-bearing liabilities increased 28 basis points. The net interest margin declined by 31 basis points to 3.99%, while the net interest spread declined by 30 basis points to 3.68%, due to the assets acquired in the Warwick acquisition being recorded at current market interest rates and the increase in short-term interest rates. The Board of Governors of the Federal Reserve has increased short term rates seven times since May 2004, increasing the target federal funds rate from 1% to 2.75%. However, longer term interest rates (10-year treasury) have only increased from an average of 4.13% for the six months ended March 31, 2004 to 4.23% for the six months ended March 31, 2005. As the yield has increased on short-term rates faster than longer term rates, the Bank's average cost of interest-bearing liabilities has increased faster than the average increase in asset yields. Should the yield curve continue to "flatten," a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income arising from increasing volume of assets generated.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $300 and $350, respectively, in loan loss provisions during the six months ended March 31, 2005 and 2004. Net charge-offs for the six months ended March 31, 2005 were $284 compared to net charge-offs of $76 for the same period in 2004. (See Note 6 for further discussion).

      Non-Interest Income was $7.9 million for the six months ended March 31, 2005 compared to $5.6 million for the six months ended March 31, 2004. Deposit fees and service charges increased by $2.0 million, or 66.7%, of which $1.8 million was generated from the acquired Warwick and ENB branches, while $200 was due primarily to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Income derived from the Company's insurance BOLI investments increased by $319, or 109.2% due to the additional BOLI investment previously discussed. Income derived from the new Hardenburgh Abstract Company, Inc. was $658. Net gains on the sale of securities were $317 for the current six-month period, compared to $1.4 million for the same period in the prior fiscal year. During the six-month period ended March 31, 2005, the Company also recorded net gains on sales of loans totaling $80 compared to $170 for the same period last year.

      Non-Interest Expense for the six months ended March 31, 2005 increased by $6.6 million, or 23.2%, to $34.8 million, compared to $28.2 million, including the Charitable Foundation contribution of $5.0 million, pre-tax, for the six months ended March 31, 2004. Excluding the 2004 charge of $5.0 million, pre-tax, non-interest expense for the six months ended March 31, 2005 increased by $11.6 million, or 50.0%, to $34.8 million. The acquisition of ENB in January 2004 and Warwick in October 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $5.3 million, or 51.0%, to $15.8 million for the six-month period ended March 31, 2005. The increase was primarily attributable to the Warwick and ENB acquisitions. A decrease in the cost of stock-based compensation benefits of $238, or 15.6%, occurred during the current six-month period primarily due to stock-based deferred compensation programs directly tied to the Company's stock price. Occupancy and office operations increased by $1.6 million, or 54.1%, for the six months ended March 31, 2005, almost all of which was attributable to the acquired ENB and Warwick properties. Advertising and promotion increased $777, or 75.1%, primarily as a result of the new brand identity the Company has unveiled and the additional promotions in the Orange County market due to the acquisitions of Warwick and ENB. Professional fees increased by $275, or 27.4%, due primarily to fees associated with the Company's compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and fees previously noted. Amortization of core deposit intangible increased by $1.3 million as a result of the Warwick and ENB deposits acquired. Stationery and office supplies increased by $71, or 16.2%, due to the doubling of our branches compared to the prior year. Data and check processing increased $897, or 59.4%, primarily due to the higher level of services related to the accounts acquired in the mergers. Other expenses increased by $1.2 million, or 51.0%, due primarily to increases in correspondent bank expense, postage, telephone expense and insurance premium expense, all directly related to the increased size of Provident Bank following the mergers. ATM and debit card expense increased $266, or 73.1%, primarily as a result of the accounts acquired in the mergers.

      Income Taxes. Income tax expense was $5.7 million for the six months ended March 31, 2005 compared to $1.4 million expense for the same period in 2004. The effective tax rates were 35.9% and 30.8%, respectively.

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the six-months ended March 31, 2005 and March 31, 2004, loan originations, excluding loans originated for sale, totaled $213.2 million and $151.3 million, respectively, and purchases of securities totaled $316.9 million and $335.7 million, respectively. For the six-month periods ended March 31, 2005 and 2004, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, and by deposit growth. Loan origination commitments totaled $71.9 million at March 31, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2004 the Company had investments of $13.2 million in BOLI contracts. The Company recorded an additional $13.3 million in BOLI as a result of the Warwick acquisition. In April 2005, the Company invested an additional $10.0 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. Excluding the acquisition of Warwick, the net decrease in total deposits for the six months ended March 31, 2005 was $30.6 million, primarily in money market deposit accounts, compared to a $11.5 million increase for the six months ended March 31, 2004.

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

      Shareholders of Warwick as of the close of business on October 1, 2004 received total merger consideration of approximately $147.2 million, consisting of 6,257,896 shares of common stock of the Company and approximately $72.6 million in cash.

      The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York overnight and term advances, of which $223.7 million were outstanding at March 31, 2005. The Company has the ability to borrow an additional $68.7 million under its credit facilities with the Federal Home Loan Bank of New York. The Company may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $614,382 as of March 31,2005.

      At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $193.0 million, or 8.2% of adjusted assets (which is above the required level of $94.0 million, or 4.0%) and a total risk-based capital level of $213.4 million, or 13.11% of risk-weighted assets (which is above the required level of $130.2 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded in the NBF, ENB, and Warwick acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2005, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The following table sets forth the Bank's regulatory capital position at March 31, 2005 and September 30, 2004, compared to OTS requirements.

                                                               OTS Requirements
                                                               ----------------
                                                                Minimum Capital          For Classification as
                                    Bank Actual                      Adequacy               Well Capitalized
                                    -----------                      --------               ----------------

                                Amount           Ratio       Amount          Ratio        Amount          Ratio
                                ------           -----       ------          -----        ------          -----
                                                              (Dollars in thousands)
                                                              ----------------------
March 31, 2005
--------------

Tangible Capital               $193,042           8.2%      $ 35,245           1.5%      $     --            --%

Tier 1 (core) capital           193,042           8.2         93,988           4.0        117,485           5.0

Risk-based capital:

   Tier 1                       193,042          11.9             --                       97,652           6.0

   Total                        213,410          13.1        130,202           8.0        162,753          10.0

September 30, 2004
------------------

Tangible Capital               $189,486          11.3%      $ 25,285           1.5%      $     --            --%

Tier 1 (core) capital           189,486          11.3         67,427           4.0         84,284           5.0

Risk-based capital:

   Tier 1                       189,486          16.6             --                       68,593           6.0

   Total                       $203,776          17.8       $ 91,458           8.0       $114,322          10.0

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify financial instruments that are considered a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer.

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

      Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securitie" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This Issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

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

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company estimates that annual expense using the Black Sholes method beginning in 2006 is approximately $1,151 or $939 after tax and the diluted earnings per share impact is $0.02. This impact does not include the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

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

      The table below sets forth, as of March 31, 2005, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                               NPV                                          Net Interest Income
                    -----------------------------------------------------    --------------------------------------------------
                                                                                              Estimated Increase (Decrease) in
   Change in                         Estimated Increase (Decrease) in NPV      Estimated            Net Interest Income
 Interest Rates     Estimated        ------------------------------------    Net Interest     --------------------------------
 (basis points)        NPV                  Amount           Percent            Income              Amount        Percent
 --------------     ---------               ------           -------         ------------           ------        -------
                                                   (Dollars in thousands)
    +300           $ 299,310              $ (69,096)          -18.8%          $  87,522           $    (484)       -0.6%
    +200             328,984                (39,422)          -10.7%             87,919                 (87)       -0.1%
    +100             359,485                 (8,921)           -2.4%             88,244                 238         0.3%
       0             368,406                     --             0.0%             88,006                 0.0%
    -100             391,214                 22,808             6.2%             86,444              (1,562)       -1.8%
    -200             386,382                 17,976             4.9%             81,746              (6,260)       -7.1%

      The table set forth above indicates that at March 31, 2005, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 6.2% increase in NPV and a 1.8% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 10.7% decrease in NPV and a 0.1% decrease in net interest income.

      The Bank's interest rate profile has not changed significantly since September 30, 2004. Although the acquisition of Warwick was completed, the nature of the assets and liabilities acquired is consistent with the Bank's previously existing assets. As a result, the Bank has maintained an overall relatively neutral sensitivity position. As the Federal Reserve has increased term rates seven times since May 2004, increasing the target Federal Funds Rate from 1% to 2.75%, while longer term interest rates (10 year treasury) have only increased from an average of 4.13% per the six months ended March 31, 2004 to 4.23% for the six months ended March 31, 2005, the Bank's average cost of interest bearing liabilities has increased faster than the average increase in asset yields. Should the yield curve continue to "flatten", a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income arising from increasing volume of assets generated. Conversely, should market interest rates continue to fall below today's level the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      General: The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2005, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

      Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2004. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at March 31, 2005 compared to September 30, 2004, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

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

      There were no significant changes made in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (d) Not applicable

(e)
                      Issuer Purchases of Equity Securities
                      -------------------------------------

                                                                                                     Maximum Number
                                                                          Total Number of          (or Approximate
                                                                         Shares (or Units)         Dollar Value) of
                                     Total Number        Average          Purchased as Part        Shares (or Units)
                                     of Shares (or      Price Paid          of Publicly             that may yet be
                                        Units)           per Share        Announced Plans         Purchased Under the
Period (2005)                        Purchased(1)        (or Unit)         or Programs(2)          Plans or Programs
January 1 - January 31                   46,607          $  12.74               40,000                 2,255,000
February 1 - February 28                751,100             12.87              751,100                 1,503,900
March 1 - March 31                      402,076             12.86              396,700                 1,107,200
                                      ---------          --------            ---------

   Total                              1,199,783          $  12.86            1,187,800
                                      =========          ========            =========

----------
(1) The total number of shares purchased during the periods indicated represent shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company's stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

(2)   The  Company  announced  on  January  27,  2005  that  it  authorized  the
      repurchase   2,295,000  shares,  or  approximately  5%  of  common  shares currently outstanding.

Item 3 Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On February 24, 2005, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms, the approval of the Provident Bancorp, Inc. 2004 Stock Incentive Plan and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending September 30, 2005.

      The number of votes cast at the meeting as to each matter acted upon was as follows:

1.    ELECTION OF DIRECTORS:

                            VOTES FOR        %     VOTES WITHHELD        %

   Dennis L. Coyle          38,173,442     97.6        953,680          2.4

   Victoria Kossover        38,528,833     98.5        598,289          1.5

   Burt Steinberg           38,886,366     99.4        240,756          0.6

   George Strayton          38,790,651     99.1        336,471          0.9

2.    The approval of the Provident Bancorp, Inc. 2004 Stock Incentive Plan.

          FOR        %     AGAINST     %      ABSTAIN     %     NON VOTE     %

      26,094,225   66.7   2,973,607   7.6     218,352   0.6    9,840,938   25.1

3. The ratification of the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30,2005.

               FOR         %      AGAINST       %      ABSTAIN      %

            38,490,020    98.4    484,160      1.2     152,942     0.4

Item 5. Other Information

      None

Item 6. Exhibits

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

                               Provident Bancorp, Inc.
                               -----------------------
                               (Registrant)


                               By:   /s/ George Strayton
                                     -------------------
                                     George Strayton
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

                               Date: May 9, 2005


                               By:   /s/ Paul A. Maisch
                                     ------------------
                                     Paul A. Maisch
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Representative)

                               Date: May 9, 2005