Form 10-Q
period 2005-06-30
PROVIDENT NEW YORK BANCORP
filed 2005-08-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
             ------------------------------

                         Commission File Number: 0-25233

                           PROVIDENT NEW YORK BANCORP
                           --------------------------
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

      Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes of Common Stock                      Shares Outstanding
          -----------------------                      ------------------

             $0.01 per share                               43,850,552
                                                      as of August 2, 2005

                           PROVIDENT NEW YORK BANCORP
                      QUARTERLY PERIOD ENDED JUNE 30, 2005

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        at June 30, 2005 and September 30, 2004                                3

        Consolidated Statements of Income for the Three Months and
        Nine Months Ended June 30, 2005 and 2004                               5

        Consolidated Statements of Changes in Stockholders' Equity
        for the Nine Months Ended June 30, 2005                                6

        Consolidated Statements of Cash Flows
        for the Nine Months Ended June 30, 2005 and 2004                       7

        Consolidated Statements of Comprehensive Income/ (Loss) for the
        Three Months and Nine Months Ended June 30, 2005 and 2004              9

        Notes to Consolidated Financial Statements                            10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   23

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                                     37

Item 4. Controls and Procedures                                               38

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1. Legal Proceedings                                                     39

Item 2. Changes in Securities and Use of Proceeds                             39

Item 3. Defaults upon Senior Securities                                       40

Item 4. Submission of Matters to a Vote of Security Holders                   40

Item 5. Other Information                                                     40

Item 6. Exhibits                                                              40

        Signatures                                                            41

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets                                                              June 30, 2005  September 30, 2004
------                                                              -------------  ------------------
Cash and due from banks                                              $    51,578      $   107,571
Securities (Note 7):
      Available for sale, at fair value (amortized cost of
      $851,822 at June 30, 2005 and $534,512 at
      September 30, 2004)                                                845,451          534,297
      Held to maturity, at amortized cost (fair value of $71,927
      at June 30, 2005 and $70,230 at September 30, 2004)                 71,194           69,078
                                                                     -----------      -----------
            Total securities                                             916,645          603,375
                                                                     -----------      -----------

Loans held for sale                                                        3,684              855

Gross loans (Note 5)                                                   1,314,716          997,634
      Allowance for loan losses (Note 6)                                 (22,252)         (17,353)
                                                                     -----------      -----------
            Total loans, net                                           1,292,464          980,281
                                                                     -----------      -----------
FHLB stock, at cost                                                       18,076           10,247
Accrued interest receivable, net                                           9,657            6,815
Premises and equipment, net                                               29,810           16,846
Goodwill (Notes 2 and 3)                                                 157,927           65,260
Core deposit intangible (Notes 2 and 3)                                   14,953            5,624
Bank owned life insurance                                                 37,256           13,245
Other assets                                                              27,328           16,032
                                                                     -----------      -----------
            Total assets                                             $ 2,559,378      $ 1,826,151
                                                                     ===========      ===========

(Continued)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity                                       June 30, 2005  September 30, 2004
------------------------------------                                       -------------  ------------------
Liabilities:
      Deposits (Note 8):
            Non-interest bearing                                            $   382,394      $   289,360
            Interest bearing                                                  1,365,876          950,172
                                                                            -----------      -----------
            Total deposits                                                    1,748,270        1,239,532
      Borrowings                                                                377,626          214,909
      Mortgage escrow funds                                                      13,559            2,526
      Other                                                                      20,229           19,672
                                                                            -----------      -----------
            Total liabilities                                                 2,159,684        1,476,639
                                                                            -----------      -----------

Stockholders' equity:
  Preferred stock (par value $0.01 per share; 10,000,000 shares
            authorized; none issued or outstanding)                                  --               --
  Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 shares and 39,655,167 shares issued;
            43,848,778 shares and 39,618,373 shares outstanding at
            June 30, 2005 and September 30, 2004, respectively)                     459              397
  Additional paid-in capital                                                    345,301          269,325
  Unallocated common stock held by the employee stock
            ownership plan ("ESOP") (1,321,967 shares at June 30, 2005
            and 1,445,045 shares at September 30, 2004)                         (10,240)         (10,854)
  Common stock awards under recognition and retention plan
            ("RRP," 762,400 shares at June 30, 2005)                             (9,247)              --
  Treasury stock, at cost (2,080,774 shares at June 30, 2005 and
            36,794 shares at September 30, 2004)                                (24,134)            (432)
  Retained earnings                                                             101,303           91,373
  Accumulated other comprehensive loss                                           (3,748)            (297)
                                                                            -----------      -----------
            Total stockholders' equity                                          399,694          349,512
                                                                            -----------      -----------

            Total liabilities and stockholders' equity                      $ 2,559,378      $ 1,826,151
                                                                            ===========      ===========

            Book value per common share at period end                       $      9.11      $      8.82

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share and share data)

                                                            For the Three Months            For the Nine Months
                                                               Ended June 30,                  Ended June 30,
                                                        ---------------------------     ---------------------------
                                                            2005            2004            2005            2004
                                                        -----------     -----------     -----------     -----------
Interest and dividend income:
   Loans                                                $    20,302     $    14,300     $    59,220     $    38,651
   Securities                                                 8,365           5,646          25,852          14,633
   Other earning assets                                         244              38             136             103
                                                        -----------     -----------     -----------     -----------
Total interest and dividend income                           28,911          19,984          85,208          53,387
                                                        -----------     -----------     -----------     -----------
Interest expense:
   Deposits                                                   4,362           2,137          11,207           5,682
   Borrowings                                                 3,281           1,350           9,609           3,719
                                                        -----------     -----------     -----------     -----------
Total interest expense                                        7,643           3,487          20,816           9,401
                                                        -----------     -----------     -----------     -----------
Net interest income                                          21,268          16,497          64,392          43,986
Provision for loan losses (Note 6)                              225             225             525             575
                                                        -----------     -----------     -----------     -----------
Net interest income after provision for loan losses          21,043          16,272          63,867          43,411
                                                        -----------     -----------     -----------     -----------
Non-interest income:
   Deposit fees and service charges                           2,673           1,797           7,613           4,761
   Loan fees and late charges                                   381             186           1,011             591
   Gains on sales of securities available for sale               57             446             369           1,894
   Gains on sales of loans                                      105              61             185             231
   Title insurance fees                                         361              --           1,019              --
   Bank owned life insurance                                    768             130           1,378             422
   Previously unrecognized low income housing
         partnership investment                                 681              --             681              --
   Other                                                        407             255           1,042             563
                                                        -----------     -----------     -----------     -----------
Total non-interest income                                     5,433           2,875          13,298           8,462
                                                        -----------     -----------     -----------     -----------
Non-interest expense:
   Compensation and employee benefits                         8,277           6,070          24,063          16,523
   Stock-based compensation plans                               854             558           2,142           2,083
   Occupancy and office operations                            2,421           1,844           7,028           4,834
   Advertising and promotion                                    808             509           2,620           1,544
   Professional fees                                            523             656           1,801           1,660
   Data and check processing                                  1,184           1,076           3,590           2,585
   Stationery and office supplies                               305             346             815             785
   Merger integration costs                                     249              56             965             773
   Amortization of intangible assets                            929             681           3,046           1,468
   ATM/debit card expense                                       322             206             948             565
   Other                                                      2,269           1,503           5,899           3,905
                                                        -----------     -----------     -----------     -----------
Subtotal                                                     18,141          13,505          52,917          36,725
   Establishment of Charitable Foundation                        --              --              --           5,000
                                                        -----------     -----------     -----------     -----------
Total non-interest expense                                   18,141          13,505          52,917          41,725
                                                        -----------     -----------     -----------     -----------
Income before income tax expense                              8,335           5,642          24,248          10,148
Income tax expense                                            2,676           1,988           8,394           3,377
                                                        -----------     -----------     -----------     -----------
Net income                                              $     5,659     $     3,654     $    15,854     $     6,771
                                                        ===========     ===========     ===========     ===========
Weighted average common shares:
   Basic                                                 42,440,624      37,806,911      43,545,750      36,450,748
   Diluted                                               43,073,358      38,426,183      44,292,686      37,068,663
Per common share: (Note 10)
   Basic                                                $      0.13     $      0.10     $      0.36     $      0.19
   Diluted                                              $      0.13     $      0.10     $      0.36     $      0.18

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

                                                                                                             Common
                                                                              Additional    Unallocated      Stock
                                                  Number of       Common        Paid-In         ESOP         Awards
                                                    Shares         Stock        Capital        Shares       Under RRP
                                                  ----------     ---------    ----------    -----------     ---------
Balance at September 30, 2004                     39,618,373     $     397     $ 269,325     $ (10,854)     $       0
Net income
Other comprehensive loss

   Total comprehensive income

Purchase of Warwick Community
   Bancorp, Inc.                                   6,257,896            62        74,531
Tax benefits- stock-based compensation                                               465
Stock option transactions                             54,509                          58
ESOP shares allocated or committed to be
     released for allocation (123,078 shares)                                        922           614
RRP awards                                           762,400
Vesting of RRP shares                                                                                          (9,789)
Purchase of treasury stock                        (2,844,400)                                                     542
Cash dividends paid ($0.125 per common
     share)
                                                  ----------     ---------     ---------     ---------      ---------

Balance at June 30, 2005                          43,848,778     $     459     $ 345,301     $ (10,240)     $  (9,247)
                                                  ==========     =========     =========     =========      =========

                                                                              Accumulated
                                                                                 Other         Total
                                                  Treasury        Retained   Comprehensive  Stockholders'
                                                    Stock         Earnings        Loss         Equity
                                                  ---------      ---------   -------------  -------------
Balance at September 30, 2004                     $    (432)     $  91,373     $    (297)     $ 349,512
Net income                                                          15,854                       15,854
Other comprehensive loss                                                          (3,451)        (3,451)
                                                                                              ---------
   Total comprehensive income                                                                    12,403

Purchase of Warwick Community
   Bancorp, Inc.                                                                                 74,593
Tax benefits- stock-based compensation                                                              465
Stock option transactions                               449           (416)                          91
ESOP shares allocated or committed to be
     released for allocation (123,078 shares)                                                     1,536
RRP awards                                            9,803           (14)                            0
Vesting of RRP shares                                                                               542
Purchase of treasury stock                          (33,954)                                    (33,954)
Cash dividends paid ($0.125 per common
     share)                                                         (5,494)                      (5,494)
                                                  ---------      ---------     ---------      ---------

Balance at June 30, 2005                          $ (24,134)     $ 101,303     $  (3,748)     $ 399,694
                                                  =========      =========     =========      =========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                   For the Nine Months
                                                                                      Ended June 30
                                                                                ------------------------
                                                                                   2005           2004
                                                                                ---------      ---------
Cash flows from operating activities:
Net income                                                                      $  15,854      $   6,771
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                          525            575
   Depreciation and amortization of premises and equipment                          2,285          1,708
   Amortization of core deposit intangible                                          3,046          1,468
   Gain on sales of securities available for sale                                    (369)        (1,894)
   Gain on sales of loans held for sale                                              (185)          (231)
   Gain on sales of fixed assets sold                                                  --            (50)
   Gain on sales of real estate owned                                                  --            (55)
   Net amortization of premiums and discounts on securities                         3,378          1,967
   ESOP and RRP expense                                                             2,543          1,753
   Originations of loans held for sale                                            (15,446)       (10,101)
   Proceeds from sales of loans held for sale                                      12,802         11,311
   Deferred income tax benefit                                                       (440)        (3,154)
   Net changes in accrued interest receivable and payable                             435            353
   Other adjustments (principally net changes in other assets and other
       liabilities)                                                               (14,137)        (2,808)
                                                                                ---------      ---------
   Net cash provided by operating activities                                       10,291          7,613
                                                                                ---------      ---------
Cash flows from investing activities:
Purchases of securities:
   Available for sale                                                            (356,683)      (443,267)
   Held to maturity                                                               (18,728)        (9,349)
Proceeds from maturities, calls and other principal payments on securities:
   Available for sale                                                              93,847         72,389
   Held to maturity                                                                18,724         15,804
Proceeds from sales of securities available for sale                               71,653        113,536
Loan originations                                                                (330,102)      (251,328)
Loan principal payments                                                           303,988        197,136
Proceeds from sales of fixed assets                                                    --            411
Proceeds from sales of other real estate owned                                         --            135
Purchase of FHLB stock                                                               (224)        (1,535)
Purchase of Warwick Community Bancorp, Inc.                                       164,486             --
Purchase of ENB Holding Company, Inc.                                                  --         60,144
Purchase of HSBC South Fallsburg Branch                                            18,938
Increase in bank owned life insurance                                             (10,691)          (423)
Purchases of premises and equipment                                                (2,863)        (2,371)
                                                                                ---------      ---------
Net cash used in investing activities                                             (47,655)      (248,718)
                                                                                ---------      ---------

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                      For the Nine Months
                                                                                         Ended June 30
                                                                                   ------------------------
                                                                                      2005           2004
                                                                                   ---------      ---------
Cash flows from financing activities:
   Net (decrease) increase in transaction and savings deposits                       (53,663)        50,378
   Net increase (decrease) in time deposits                                           63,805         (6,049)
   Receipt of stock subscription funds                                                    --        192,363
   Net increase  in borrowings                                                         4,059          4,795
   Net increase in mortgage escrow funds                                               6,527          8,416
   Establishment of ESOP Plan                                                             --         (9,987)
   Common stock issued for formation of Charitable Foundation                             --          4,000
   Tax benefit:  contribution of 400,000 shares to Charitable Foundation                  --            115
   Tax benefit:  MHC contribution carry forward                                           --            512
   Recapitalization                                                                       --             95
   Treasury shares purchased                                                         (33,954)            --
   Stock option transactions                                                              91             75
   Cash dividends paid                                                                (5,494)        (3,422)
                                                                                   ---------      ---------
   Net cash (used in) provided by financing activities                               (18,629)       241,291
                                                                                   ---------      ---------

Net (decrease) increase in cash and cash equivalents                                 (55,993)           186
Cash and cash equivalents at beginning of period                                     107,571         33,500
                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                         $  51,578      $  33,686
                                                                                   =========      =========

Supplemental information:
   Interest payments                                                               $  19,495      $   8,952
   Income tax payments                                                                 9,320          3,135

   Fair value of assets acquired (incl. intangibles)                                 806,114        406,267
   Fair value of liabilities assumed                                                 658,919        329,797
                                                                                   ---------      ---------
   Net fair value                                                                  $ 147,195      $  76,470
                                                                                   =========      =========
   Cash portion of ENB Holding Co. purchase transaction                                   --      $  36,773
   Stock portion of ENB Holding Co. purchase transaction                                  --         39,697
                                                                                                  ---------
   Total paid for ENB Holding Co.                                                         --      $  76,470
                                                                                                  =========
Cash portion of Warwick Community Bancorp Inc. purchase
        transaction                                                                $  72,601             --
Stock portion of Warwick Community Bancorp Inc. purchase transaction                  74,594             --
                                                                                   ---------
   Total paid for Warwick Community Bancorp Inc.                                   $ 147,195             --
                                                                                   =========
   Cash received from HSBC branch purchase                                         $  18,938
                                                                                   =========
   Transfer of loans to real estate owned                                                 --            112
Net change in unrealized losses recorded on securities available for sale             (6,004)       (11,988)
Change in deferred taxes on unrealized losses on securities available for sale         2,553          4,791
Issuance of RRP shares                                                               762,400             --

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(Dollars in thousands)

                                                     Three Months                 Nine Months
                                                     Ended June 30               Ended June 30
                                                ----------------------      ----------------------
                                                  2005          2004          2005          2004
                                                --------      --------      --------      --------
Net Income:                                     $  5,659      $  3,654      $ 15,854      $  6,771

Other Comprehensive Income (loss):

Net unrealized holding gains (losses)              4,943        (7,817)       (3,230)       (6,049)
   arising during the year, net of taxes of
   $(3,293), $5,211, $2,153 and $4,033

Less reclassification adjustment for net
   realized gains included in net income,
   net of taxes of $23, $178, $148 and               (34)         (268)         (221)       (1,136)
   $758                                         --------      --------      --------      --------

Other comprehensive income (loss)                  4,909        (8,085)       (3,451)       (7,185)
                                                --------      --------      --------      --------
   Total comprehensive income (loss)            $ 10,568      $ (4,431)     $ 12,403      $   (414)
                                                ========      ========      ========      ========

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      On June 29, 2005, the Company changed its name from Provident Bancorp, Inc., to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names.

      The consolidated financial statements and other financial information presented in this document as of June 30, 2005, include the accounts of Provident New York Bancorp, a Delaware corporation (the "Company"), Provident Bank (the "Bank") and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), and each subsidiary of Provident Bank [Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary)]. Collectively, these entities are referred to herein as the "Company". Provident New York Bancorp is a publicly-held company and the parent of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave holds an investment in a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. Provest Services Corp. II has engaged a third-party provider to sell annuities to the customers of the Bank. Through June 30, 2005, the activities of these wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company's real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank's New York business area.

      The Company's off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers or, in the case of letters of credit, on behalf of customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable-interest entities.

      The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

      Stock-Based Compensation
      ------------------------

      The Company applies Accounting Pronouncement Bulletin ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income pertaining to stock options, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

                                                    Three Months Ended        Nine Months Ended
                                                         June 30,                  June 30,
                                                     2005         2004         2005         2004
                                                   -------      -------      -------      -------
Net income, as reported                            $ 5,659      $ 3,654      $15,854      $ 6,771
Add RRP expense included in reported net
         income, net of related tax effects            263           75          325      $   227
Deduct RRP and stock option expense
         determined under the fair-value-based
         method, net of related tax effects           (500)        (165)      (1,496)        (388)
                                                   -------      -------      -------      -------
Pro forma net income                               $ 5,422      $ 3,564      $14,683      $ 6,610
                                                   =======      =======      =======      =======

Earnings per share:
   Basic, as reported                              $  0.13      $  0.10      $  0.36      $  0.19
   Basic, pro forma                                   0.13         0.09         0.34         0.18
   Diluted, as reported                               0.13         0.10         0.36         0.18
   Diluted, pro forma                                 0.13         0.09         0.33         0.18

      In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), Share-Based Payments, the provisions of which become effective for the company as of October, 2005. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company estimates that annual expense using the Black-Scholes method beginning in fiscal 2006 will be approximately $1.2 million, or $939 after tax, and the diluted earnings per share impact will be $0.02. This impact does not include the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

2.    Mutual Holding Company Conversion
      ---------------------------------

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Bancorp., Inc., a federal corporation ("Provident Federal") were sold to investors. In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc. ("ENB"), located in Ellenville, New York (detailed in footnote 3).

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

3.    Acquisitions
      ------------

      The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

      On October 1, 2004 the Company completed its acquisition of Warwick Community Bancorp, Inc. ("WSB" or "Warwick"), located in Warwick, New York. WSB was the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company of Orange County, Inc. headquartered in Goshen, New York.

      On January 14, 2004, the Company completed its acquisition of ENB, located in Ellenville, New York. ENB was the holding company for Ellenville National Bank.

      On April 23, 2002, the Company completed its acquisition of The National Bank of Florida ("NBF"), located in Florida, New York.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

      Below is a summary of the financial transactions, including the most recent branch purchase on May 19, 2005 of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg New York, which will be consolidated with the Bank's existing branch in South Fallsburg.

                            -------------------------------------------------------------------
                              HSBC           WSB            ENB           NBF          Total
                            --------      ----------     ----------     -------     -----------
At Acquisition Date
-------------------
Loans acquired              $  2,045      $  284,522     $  213,730     $23,112     $   523,409
Deposits assumed              23,319         475,150        327,284      88,182         913,935
Cash paid/(received)         (18,938)         72,601         36,773      28,100         118,536
Number of shares issued           --       6,257,896      3,969,676          --      10,227,572
At June 30, 2005
----------------
Goodwill                    $     --      $   92,694     $   51,767     $13,466     $   157,927
Core deposit intangible        1,933           8,815          3,614         591          14,953

      Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

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

                             Pro forma (unaudited)
                               Nine Months Ended
                                    June 30,

                                                  2005         2004
                                                -------      -------

            Net interest income                 $64,964      $54,357
            Non interest income                  13,298       13,272
            Non interest expense                 51,581       58,701
            Net income                           17,423        5,957
                                                =======      =======
            Basic earnings per share            $  0.40      $  0.16
                                                =======      =======
            Diluted earnings per share          $  0.39      $  0.16
                                                =======      =======

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

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

5.    Loans
      -----

      Major classifications of loans, excluding loans held for sale, are summarized below:

                                               June 30, 2005  September 30, 2004
                                               -------------  ------------------

      Real estate - residential mortgage          $  439,097            $380,749
      Real estate - commercial mortgage              487,160             327,414
      Real estate - construction                      68,866              54,294
      Commercial and industrial                      142,892             105,196
      Consumer loans                                 176,701             129,981
                                                  ----------            --------
         Total                                    $1,314,716            $997,634
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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

collateral  values,  and  current  economic   conditions  that  may  affect  the
borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

      Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                                    Three Months                   Nine Months
                                                                   Ended June 30,                Ended June 30,
                                                              -----------------------       -----------------------
                                                                2005           2004           2005           2004
                                                              --------       --------       --------       --------
Balance at beginning of period                                $ 22,249       $ 17,093       $ 17,353       $ 11,069
Allowance acquired through acquisition                              --             --          4,880          5,750
Provision for loan losses                                          225            225            525            575
Charge-offs                                                       (255)          (101)          (641)          (249)
Recoveries                                                          33            114            135            186
                                                              --------       --------       --------       --------
Net (charge-offs)/recoveries                                      (222)            13           (506)           (63)
                                                              --------       --------       --------       --------
Balance at end of period                                      $ 22,252       $ 17,331       $ 22,252       $ 17,331
                                                              ========       ========       ========       ========
Net charge-offs to average loans outstanding (annualized)         0.02%         0.001%          0.04%          0.01%

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                              June 30, 2005   September 30, 2004
                                                              -------------   ------------------
Non-accrual loans:
One- to four-family residential mortgage loans                      $ 1,668              $ 1,597
Commercial real estate, commercial business and
   construction loans                                                 1,521                  962
Consumer loans                                                           60                  178
                                                                    -------              -------
   Total non-performing loans                                         3,249                2,737
Real estate owned:
One to four family residence                                             93                   --
                                                                    -------              -------
   Total non-performing assets                                      $ 3,342              $ 2,737
                                                                    =======              =======

Ratios:
   Non-performing loans to total loans, net                            0.25%                0.27%
   Non-performing assets to total assets                               0.13%                0.15%
   Allowance for loan losses to total non-performing loans           684.89%              634.02%
   Allowance for loan losses to total loans                            1.69%                1.74%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

7.    Securities
      ----------

The following is a summary of securities available for sale at June 30, 2005 and September 30, 2004:

                                                                      Available for Sale Portfolio
                                                                             June 30, 2005
                                                         =======================================================
                                                                           Gross         Gross
                                                         Amortized      Unrealized     Unrealized         Fair
                                                            Cost           Gains         Losses           Value
                                                         =======================================================
Mortgage-backed and SBA securities
      Mortgage-backed securities                          $516,811       $    440       $ (3,168)       $514,083
      Collateralized mortgage obligations                   24,525             --           (116)         24,409
      SBAs and other                                           124             --             (2)            122
                                                          --------       --------       --------        --------
      Total mortgage-backed and SBA securities             541,460            440         (3,286)        538,614
                                                          --------       --------       --------        --------

Investment Securities
      U.S. Government and federal agency securities        268,036             --         (3,539)        264,497
      State and municipal securities                        41,379            236           (160)         41,455
      Equity securities                                        947              7            (69)            885
                                                          --------       --------       --------        --------
      Total investment securities                          310,362            243         (3,768)        306,837
                                                          --------       --------       --------        --------
      Total available for sale                            $851,822       $    683       $ (7,054)       $845,451
                                                          ========       ========       ========        ========

                                                                      Available for Sale Portfolio
                                                                             September 30, 2004
                                                         =======================================================
                                                                           Gross         Gross
                                                         Amortized      Unrealized     Unrealized         Fair
                                                            Cost           Gains         Losses           Value
                                                         =======================================================
Mortgage-backed and SBA securities
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
                                                          ========       ========       ========        ========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following is a summary of securities held to maturity at June 30, 2005 and September 30, 2004:

                                                                       Held to Maturity Portfolio
                                                                             June 30, 2005
                                                         =======================================================
                                                                           Gross         Gross
                                                         Amortized      Unrealized     Unrealized         Fair
                                                            Cost           Gains         Losses           Value
                                                         =======================================================
Mortgage-backed securities
        Mortgage-backed securities                        $ 27,021       $    417       $   (164)       $ 27,274
        Collateralized mortgage obligations                  2,130             47             --           2,177
                                                          --------       --------       --------        --------
        Total mortgage-backed securities                    29,151            464           (164)         29,451
                                                          --------       --------       --------        --------
Investment securities
        State and municipal securities                      41,735            733           (302)         42,166
        Other investments                                      308              7             (5)            310
                                                          --------       --------       --------        --------
        Total investment securities                         42,043            740           (307)         42,476
                                                          --------       --------       --------        --------
        Total held to maturity                            $ 71,194       $  1,204       $   (471)       $ 71,927
                                                          ========       ========       ========        ========

                                                                       Held to Maturity Portfolio
                                                                            September 30, 2004
                                                         =======================================================
                                                                           Gross         Gross
                                                         Amortized      Unrealized     Unrealized         Fair
                                                            Cost           Gains         Losses           Value
                                                         =======================================================
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
                                                          ========       ========       ========        ========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

      At June 30, 2005 and September 30, 2004, the accumulated unrealized net loss on securities available for sale (net of tax of $2,684 and $86, respectively) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was ($3,637) and $(186) respectively. Gross realized gains were $57 and $446 respectively and gross realized losses were $0 and $0, respectively, for the three months ended June 30, 2005 and 2004. Gross realized gains were $914 and $1,894 respectively, and gross realized losses were $545 and $0, respectively, for the nine months ended June 30, 2005 and 2004.

      Securities with a carrying amount of $320,497 and $168,310 were pledged as collateral for municipal deposits, borrowings and other purposes at June 30, 2005 and September 30, 2004, respectively.

      The following table summarizes, for all securities in an unrealized loss position at June 30, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

                                                 Less than 12 Months       12 months or longer                Total
                                              ------------------------   ------------------------   ------------------------
                                              Unrealized                 Unrealized                 Unrealized
                                                 Losses     Fair Value      Losses     Fair Value      Losses     Fair Value
                                              ------------------------------------------------------------------------------
Available For Sale:

      Mortgage-backed securities               $ (1,624)     $120,246     $ (1,663)     $300,000     $ (3,287)     $420,246
      U.S. government & federal securities       (1,666)       75,326       (1,870)      189,172       (3,536)      264,498
      Municipal securities                          (66)        5,240          (96)       13,199         (162)       18,439
      Equity securities                             (69)          772           --           105          (69)          877

                                               ----------------------------------------------------------------------------
      Total available-for-sale:                  (3,425)      201,584       (3,629)      502,476       (7,054)      704,060
                                               ----------------------------------------------------------------------------

Held to Maturity:
      Mortgage-backed securities                   (163)       11,638           --            --         (163)       11,638
      State and municipal securities               (225)        3,042          (79)       18,248         (304)       21,290
      Other securities                               (4)          100           --            --           (4)          100
                                               ----------------------------------------------------------------------------
      Total held to maturity:                      (392)       14,780          (79)       18,248         (471)       33,028
                                               ----------------------------------------------------------------------------

      Total securities:                        $ (3,817)     $216,364     $ (3,708)     $520,724     $ (7,525)     $737,088
                                               ============================================================================

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

      Substantially all of the unrealized losses at June 30, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2005. A total of 263 securities were in a continuous unrealized loss position for less than 12 months, and 77 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2005, except for an investment in Freddie Mac perpetual preferred stock which had been determined that an impairment loss of $93 existed on a recorded basis of $905. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

8.    Deposits
      --------

      Major classifications of deposits are summarized below:

                                          June 30, 2005  September 30, 2004
                                          -------------  ------------------

      Demand deposits:
         Retail                              $  169,582          $  122,276
         Commercial and municipal               212,812             167,084
      NOW                                       138,573              83,439
                                             ----------          ----------
         Total transaction accounts             520,967             372,799
      Money market                              218,689             173,272
      Savings                                   515,593             360,138
      Time under $100                           349,229             239,411
      Time over $100                            143,792              93,912
                                             ----------          ----------
         Total                               $1,748,270          $1,239,532
                                             ==========          ==========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

9.    FHLB and Other Borrowings
      -------------------------

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                                 -----------------     ------------------
                                                   June 30, 2005       September 30, 2004
                                                 -----------------     ------------------
                                                  Amount      Rate       Amount      Rate
                                                 --------     ----      --------     ----
      By type of borrowing:
            Advances                             $206,637     3.55%     $164,947     2.81%
            Repurchase agreements                 170,989     4.60        49,962     3.49
                                                 --------               --------
                            Total borrowings     $377,626     3.37%     $214,909     2.97%
                                                 ========               ========
      By remaining period to maturity:
            One year or less                     $169,390     3.27%     $ 94,961     2.11%
            One to two years                       19,751     3.60        28,000     3.18
            Two to three years                     52,837     3.63        18,651     3.65
            Three to four years                    47,924     3.71        29,443     3.78
            Four to five years                     21,827     3.77        40,017     3.76
            Five years or greater                  65,897     3.57         3,837     4.89
                                                 --------               --------
                            Total borrowings     $377,626     3.37%     $214,909     2.97%
                                                 ========               ========

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of June 30, 2005 and September 30, 2004, the Bank had pledged mortgages totaling $462,181 and $267,457, respectively. Based on outstanding borrowings under the line totaling $204,478 and $164,969 as of June 30, 2005 and September 30, 2004, the Bank had unused borrowing capacity under the FHLB of New York Line of Credit of $257,703 and $102,489, respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $596,881 as of June 30, 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

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

      Basic earnings per common share is computed as follows:

                                                 For the Three Months           For the Nine Months
                                                    Ended June 30,                 Ended June 30,
                                             ---------------------------     ---------------------------
                                                2005            2004            2005            2004
                                             -----------     -----------     -----------     -----------
      Weighted average common shares
          outstanding (basic)                 42,440,624      37,806,911      43,545,750      36,450,748
                                             -----------     -----------     -----------     -----------

      Net income                             $     5,659     $     3,654     $    15,854     $     6,771
      Basic earnings per common share        $      0.13     $      0.10     $      0.36     $      0.19

      Diluted earnings per common share is computed as follows:

                                                 For the Three Months           For the Nine Months
                                                    Ended June 30,                 Ended June 30,
                                             ---------------------------     ---------------------------
                                                2005            2004            2005            2004
                                             -----------     -----------     -----------     -----------
      Weighted average common shares
          outstanding (basic)                 42,440,624      37,806,911      43,545,750      36,450,748
      Effect of common stock equivalents         632,734         619,272         746,936         617,915
                                             -----------     -----------     -----------     -----------
      Total diluted shares                    43,073,358      38,426,183      44,292,686      37,068,663
      Net income                             $     5,659     $     3,654     $    15,854     $     6,771
      Diluted earnings per common share      $      0.13     $      0.10     $      0.36     $      0.18

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
(Dollars in thousands, except per share amounts)

11.   Pension and Other Post Retirement Plans
      ---------------------------------------

      Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

                                              Pension Plans       Other Post Retirement Plans
                                           --------------------   ---------------------------
                                            Nine Months Ended          Nine Months Ended
                                                 June 30,                  June 30,
                                           --------------------      --------------------
                                             2005         2004         2005         2004
                                           ----------------------------------------------
Service cost                               $   968      $   590      $    77      $     6
Interest cost                                1,210          506          112           17
Expected return on plan assets              (1,342)        (592)          --           --
Unrecognized net transition obligation           8           19            8            7
Amortization of prior service cost              (8)         (10)           4            4
Amortization of gain or loss                   252          130           (1)          (2)
                                           --------------------      --------------------
                  Net periodic cost        $ 1,088      $   643      $   200      $    32
                                           --------------------      --------------------

      The Company previously disclosed in its consolidated financial statements for the year ended September 30, 2004, that it expected to contribute $692 to its pension plan in fiscal 2005. As of June 30, 2005, the Company has contributed $149. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB, the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company.

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

      As of June 30, 2005, the Company had $15.5 million in outstanding letters of credit, of which $4.2 million were secured by cash collateral.

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

      Comparison of Financial Condition at June 30, 2005 and September 30, 2004
      -------------------------------------------------------------------------

      Total assets as of June 30, 2005 were $2.6 billion, an increase of $733.2 million, or 40.2%, over assets of $1.8 billion at September 30, 2004, and an increase of $776.7 million, or 43.6%, over assets of $1.8 billion at June 30, 2004. The increase from September 30, 2004 was primarily due to the October 2004 acquisition of Warwick, whose assets totaled $703.7 million on the merger date, and the purchase of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg New York, which added $23.3 million of assets in the third quarter of 2005. The increase over June 30, 2004, was due to (i) the October 2004 acquisition of Warwick, (ii) internal growth of the Company, and
(iii) the purchase of the South Fallsburg branch. Goodwill increased by $92.7 million from September 30, 2004 as a result of the completion of the Warwick acquisition, and core deposit intangibles increased by $9.3 million, net of $3.0 million in amortization, from September 30, 2004 as a result of the Warwick and the South Fallsburg HSBC branch acquisitions.

      Net loans as of June 30, 2005 were $1.3 billion, an increase of $312.2 million, or 31.8%, over net loan balances of $980.3 million at September 30, 2004, and an increase of $322.0 million, or 33.2 %, over balances at June 30, 2004. Loans acquired from WSB totaled $288.2 million, while allowances for loan losses acquired in connection with WSB were $4.9 million, or 1.7% of WSB's outstanding loan balances. Inclusive of Warwick loans acquired, commercial loans increased by $212.0 million, or 43.5%, over balances at September 30, 2004. Consumer loans increased by $46.7 million, or 35.9%, during the nine-month period ended June 30, 2005, while residential loans increased by $58.3 million, or 15.3%. Total loan originations have increased from $261.4 million for the nine months ended June 30, 2004 to $346.5 million for the nine months ended June 30, 2005. However, repayments and sales of loans have also increased from $208.4 million from the 2004 period to $316.7 million for the nine months ended June 30, 2005. Loan quality continues to be strong. At $3.2 million, non-performing loans as a percentage of total loans is 0.25%, as opposed to 0.27% at September 30, 2004 and 0.55% at June 30, 2004.

      Total securities increased by $313.3 million, or 51.9 %, to $916.6 million at June 30, 2005 from $603.4 million at September 30, 2004. Securities acquired from Warwick totaled $298.2 million. Investments were made primarily in mortgage-backed securities, which increased by $208.2 million, or 57.7%, and in U.S. Government and Federal Agency Securities, which increased by $105.1 million, or 43.3%.

      Deposits as of June 30, 2005 were $1.7 billion, up $508.7 million, or 41.0%, from September 30, 2004, and $507.4 million, or 40.9%, from June 30, 2004. Deposits acquired from Warwick and HSBC totaled $475.1 million and $23.3 million, respectively. As of June 30, 2005 retail and commercial transaction accounts were 29.8% of deposits compared to 30.1% at September 30, 2004 and 29.4% at June 30,2004.

      Borrowings increased by $162.7 million from September 2004, or 75.7%, to $377.6 million. Almost all of the increase is related to the borrowings assumed from Warwick.

      Stockholders' equity increased by $50.2 million to $399.7 million at June 30, 2005 compared to $349.5 million at September 30, 2004. Shares of common stock with a value of $74.6 million were issued for the purchase of Warwick. Net income of $15.9 million and ESOP allocations of $1.5 million for the nine-month period also increased equity. Partially offsetting the increases were the payments of cash dividends totaling $5.5 million and a decrease of $3.5 million in other comprehensive income due to unrealized losses on available for sale securities. Since September 2004, we have purchased a total of 2.8 million treasury shares which further decreased stockholders' equity by $34.0 million.

During the third quarter the Company completed its first stock repurchase program and announced a second repurchase plan for up to 2.2 million shares. Repurchases for the quarter were 1,656,600 shares for a total purchase price of $18.7 million, of which 549,000 shares were purchased as part of the second repurchase plan. Also during 2005, 762,400 shares of restricted stock have been granted from treasury shares. Bank Tier I capital to assets stands at 8.3% at June 30, 2005. Tangible capital at the holding company level is 9.6%.

           Comparison of Operating Results for the Three Months Ended
                         June 30, 2005 and June 30, 2004

      Net Income. For the three months ended June 30, 2005 net income was $5.7 million, an increase of $2.0 million, compared to $3.7 million for the same period in fiscal 2004. Net interest income after provision for loan losses for the three months ended June 30, 2005 increased by $4.7 million, or 29.3%, to $21.0 million compared to $16.3 million for the same period in the prior year. Non-interest income increased $2.5 million or 89.0% to $5.4 million for the three months ended June 30, 2005 compared to $2.9 million for the three months ended June 30, 2004. Non-interest expense increased $4.6 million, or 34.3%, to $18.1 million for the three months ended June 30, 2005 compared to $13.5 million for the same prior-year period.

      The relevant performance measures follow:

                                                      Three Months Ended
                                                           June 30,
                                                      -------------------

                                                       2005         2004
                                                      ------       ------
      Per common share:
         Basic earnings                               $ 0.13       $ 0.10
         Diluted earnings                               0.13         0.10
         Dividends declared                            0.045         0.04
      Return on average (annualized):
         Assets                                         0.90%        0.82%
         Equity                                         5.75%        4.24%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                               2005                                         2004
                                                               ----                                         ----
                                              Average                                      Average
                                            Outstanding                      Average     Outstanding                      Average
                                              Balance        Interest      Yield/Rate      Balance        Interest      Yield/Rate
                                            -----------     ----------     ----------    -----------     ----------     ----------
Interest earning assets:
Commercial and commercial
   mortgage loans(1)                         $  688,978     $   11,779           6.86%    $  447,784     $    7,324           6.58%
   Consumer loans(1)                            167,711          2,210           5.28        119,603          1,386           4.66
   Residential mortgage loans(1)                429,400          6,313           5.90        378,454          5,590           5.94
                                             ----------     ----------                    ----------     ----------
       Total loans                            1,286,089         20,302           6.33        945,841          14300           6.08
                                             ----------     ----------                    ----------     ----------
   Securities-taxable                           833,718          7,769           3.74        557,661          5,233           3.77
   Securities-tax exempt(2)                      65,239            918           5.65         44,562            636           5.74
   Other earning assets                          19,147            244           5.12         10,473              8           1.46
                                             ----------     ----------                    ----------     ----------
    Total securities and other
       earning assets                           918,104          8,931           3.90        612,696          5,907           3.88
                                             ----------     ----------                    ----------     ----------
       Total interest-earning assets          2,204,193         29,233           5.32      1,558,537         20,207           5.21
                                             ----------     ----------     ----------     ----------     ----------     ----------
Non-interest-earning assets                     320,732                                      236,410
                                             ----------                                   ----------
       Total assets                          $2,524,925                                   $1,794,947
                                             ==========                                   ==========
Interest bearing liabilities:
   NOW checking                              $  160,234            126           0.32%    $   98,611     $       53           0.22%
   Savings, clubs and escrow                    540,937            761           0.56        377,845            409           0.44
   Money market accounts                        223,134            687           1.23        176,544            225           0.51
   Certificate accounts                         458,023          2,788           2.44        349,126          1,450           1.67
                                             ----------     ----------                    ----------     ----------
   Total interest-bearing deposits            1,382,328          4,362           1.27      1,002,126          2,137           0.86
   Borrowings                                   384,073          3,281           3.43        180,154          1,350           3.01
                                             ----------     ----------                    ----------     ----------
       Total interest-bearing liabilities     1,766,401          7,643           1.74      1,182,280          3,487           1.19
                                             ----------     ----------     ----------     ----------     ----------     ----------
Non-interest-bearing liabilities                363,592                                      265,904
                                             ----------                                   ----------
       Total liabilities                      2,129,993                                    1,448,184
Stockholders' equity                            394,932                                      346,763
                                             ----------                                   ----------
   Total liabilities and equity              $2,524,925                                   $1,794,947
                                             ==========                                   ==========
Net interest rate spread                                                         3.58%                                        4.04%
                                                                           ==========                                   ==========
Net earning assets                           $  437,792                                   $  376,257
                                             ==========                                   ==========
Net interest margin                                             21,590           3.93%                       16,270           4.31%
                                                            ==========     ==========                    ==========      ==========
Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                  124.78%                                      131.82%
                                             ==========                                   ==========
Less tax equivalent adjustment                                    (322)                                        (223)
                                                            ----------                                   ----------
Net interest income                                         $   21,268                                   $   16,497
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

                                                      Three Months Ended June 30,
                                                             2005 vs. 2004
                                                      Increase/(Decrease) Due to
                                                      --------------------------

                                                  Volume(1)     Rate(1)       Total
                                                  ---------     -------      -------
Interest-earning assets
      Commercial and commercial mortgage loans     $ 4,107      $   348      $ 4,455
      Consumer loans                                   615          209          824
      Residential mortgage loans                       751          (28)         723
      Securities-taxable                             2,564          (28)       2,536
      Securities-tax exempt(2)                         291           (9)         282
      Other earning assets                              52          154          206
                                                   -------      -------      -------
      Total interest income                          8,380          646        9,026
                                                   -------      -------      -------
Interest-bearing liabilities
      Savings                                          209          143          352
      Money market                                      72          390          462
      NOW checking                                      42           31           73
      Certificates of deposit                          536          803        1,339
      Borrowings                                     1,713          217        1,930
                                                   -------      -------      -------

      Total interest expense                         2,572        1,584        4,156
                                                   -------      -------      -------

Net interest margin                                  5,808         (938)       4,870
                                                   -------      -------      -------
      Less tax equivalent adjustment(2)               (273)         174          (99)
                                                   -------      -------      -------
Net interest income                                $ 5,535      $  (764)     $ 4,771
                                                   =======      =======      =======

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net interest income for the three months ended June 30, 2005 increased by $4.8 million, or 28.9%, to $21.3 million for the quarter ended June 30, 2005, compared to $16.5 million for the quarter ended June 30, 2004. Gross interest income increased by $8.9 million, or 44.7%, to $28.9 million for the quarter ended June 30, 2005, compared to $20.0 million for the same three months in 2004. The increase in interest income was largely due to a $645.7 million increase in average earning assets to $2.2 billion during the quarter ended June 30, 2005, as compared to $1.6 billion for the same quarter in the prior year. The increase is primarily due to the Warwick acquisition and continued internal growth. The increase in average earning assets was enhanced by an increase in average yield of 11 basis points from 5.21% to 5.32%, on a fully taxable equivalent basis. The average yields on the loan and investment portfolios increased 25 basis points and two basis points, respectively. Interest expense increased by $4.2 million for the quarter compared to the same quarter in 2004, as average interest-bearing liabilities increased by $584.0 million and the average cost of interest-bearing liabilities increased by 55 basis points. The tax equivalent net interest margin declined by 38 basis points to 3.93%, while net interest spread declined by 46 basis points to 3.58%. This was primarily the result of assets acquired from Warwick being recorded at then current market interest rates, coupled with the impact of the increase in the cost of interest-bearing liabilities resulting from the 225 basis point increase in the target federal funds rate since May of 2004.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $225 in loan loss provisions in both the three months ended June 30, 2005 and 2004. Net charge-offs for the three months ended June 30, 2005 were $222, compared to a net recovery of $13 for the same period in 2004. (See Note 6 for further discussion).

      Non-interest income was $5.4 million for the three months ended June 30, 2005 compared to $2.9 million for the three months ended June 30, 2004, an increase of $2.6 million, or 89.0%. Deposit fees and service charges increased by $876,000 or 48.7%, of which $442,000 was generated from the acquired Warwick branches, while $418,000 was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Income derived from the Company's bank owned life insurance ("BOLI") investments increased by $638,000 or 490.7% due to additional BOLI investments of $24.1 million ($13.3 million of which were added from the Warwick acquisition) and the receipt of death benefit proceeds. Title insurance fee income derived from the Company's new wholly-owned title subsidiary, Hardenburgh Abstract Company, Inc. (acquired as part of the Warwick acquisition), was $361,000 for the quarter. Gains on the sale of securities were $57,000 for the current three-month period, compared to $446,000 for the same period last year. During the three-month period ended June 30, 2005, the Company also recorded gains on sales of loans totaling $105,000 compared to $61,000 for the same period last year. For the quarter ending June 30, 2005, there was a recognition of $681,000 in income pertaining to our investment as a limited partner in a low-income housing partnership. The investment had been amortized quarterly since 1996 in excess of our interest in the partnership. There was no material impact on any quarter in the affected periods.

      Non-interest expenses for the three months ended June 30, 2005 increased by $4.6 million, or 34.3%, due largely to the increase in branch locations and office facilities, as well as staff acquired in the Warwick acquisition. Compensation and employee benefits increased by $2.2 million, or 36.4%, to $8.3 million for the three months ended June 30, 2005. In addition, there was an increase in the cost of stock-based compensation benefits of $296,000. Occupancy and office operations increased by $577,000 or 31.2%, for the three months ended June 30, 2005, of which $367,000 was attributable to the acquired Warwick properties. Advertising and promotion increased $299,000 or 58.7%, primarily as a result of the Company's new brand identity. Merger and integration costs increased $193,000, or 344.6% primarily due to the acquisition of the HSBC South Fallsburg branch. Other non-interest expense increased $766,000, or 51.0%, due to increased overhead relating to the increase in branch locations and administration costs associated with being a larger bank. These increases were partially offset by a $133,000 decrease in professional fees due to consulting fees incurred in 2004 in connection with the Warwick merger.

      The efficiency ratio, which excludes securities gains, merger costs, amortization of intangible assets, the $5.0 million charitable contribution, and the income from the low income housing investment, and includes the tax equivalent adjustment for interest income, has improved to 64.5% for the current quarter from 66.7% for the quarter ending June 30, 2004, reflecting the strides we have made in combining Warwick and Ellenville into Provident and the operating leverage derived from those efforts [see below table].

Efficiency Ratio

                                                 3 Months Ended June 30,       9 Months Ended June 30,
                                                 -----------------------       -----------------------
                                                   2005           2004           2005           2004
                                                --------        --------       --------       --------
Non-interest expense                             $ 18,141       $ 13,505       $ 52,917       $ 41,725
                                                 -----------------------------------------------------
Interest & Non-interest income                   $ 26,701       $ 19,372       $ 77,690       $ 52,448
        GAAP efficiency ratio                        67.9%          69.7%          68.1%          79.6%

Non-interest expense less:                       $ 18,141       $ 13,505       $ 52,917       $ 41,725
   merger integration costs                          (249)           (56)          (965)          (773)
   amortization of intangible assets                 (929)          (681)        (3,046)        (1,468)
   Charitable foundation                               --             --             --         (5,000)
                                                 -----------------------------------------------------
Adjusted non-interest expense                    $ 16,963       $ 12,768       $ 48,906       $ 34,484

Interest & Non-interest income                   $ 26,701       $ 19,372       $ 77,690       $ 52,448
   add: Tax equivalent adjustment less:               322            223            824            507
   gains on sales of securities                       (57)          (446)          (369)        (1,894)
   gain on low income housing LLP                    (681)            --           (681)            --
                                                 -----------------------------------------------------
Adjusted income                                  $ 26,285       $ 19,149       $ 77,464       $ 51,061
        Adjusted (Non-GAAP) efficiency ratio         64.5%          66.7%          63.1%          67.5%

      Income Taxes. Income tax expense was $2.7 million for the three months ended June 30, 2005, compared to a tax benefit of $2.0 million for the same period in 2004. The effective tax rates were 32.1% and 35.2%, respectively. The reduction in the effective rate is primarily due to increased investment in tax exempt securities and the increase in income realized from bank owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2005 and June 30, 2004

      Net Income. For the nine months ended June 30, 2005 net income was $15.9 million, an increase of $9.1 million compared to $6.8 million for the same period in fiscal 2004. Net interest income after provision for loan losses for the nine months ended June 30, 2005 increased by $20.5 million, or 47.1%, to $63.9 million compared to $43.4 million for the same period in fiscal 2004. Non-interest income increased $4.8 million or 57.1% to $13.3 million for the nine months ended June 30, 2005 compared to $8.5 million for the nine months ended June 30, 2004. Non-interest expense increased $11.2 million, or 26.8%, to $52.9 million for the nine months ended June 30, 2005 compared to $41.7 million for the same period in fiscal 2004.

      The relevant performance measures follow:

                                                Nine Months Ended
                                                     June 30,
                                                 2005        2004
                                                ------      ------
            Per common share:
               Basic earnings                   $ 0.36      $ 0.19
               Diluted earnings                   0.36        0.18
               Dividends declared                 0.125       0.11
            Return on average (annualized):
               Assets                             0.84%       0.59%
               Equity                             5.13%       3.51%

      The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                          Nine Months Ended June 30,
                                                                          --------------------------
                                                               2005                                         2004
                                                               ----                                         ----
                                              Average                                      Average
                                            Outstanding                      Average     Outstanding                      Average
                                              Balance        Interest      Yield/Rate      Balance        Interest      Yield/Rate
                                            -----------     ----------     ----------    -----------     ----------     ----------
Interest earning assets:
Commercial and commercial mortgage loans(3)  $  676,340     $   34,101           6.74%    $  358,255     $   17,427           6.50%
   Consumer loans(1)                            163,712          6,139           5.01        101,027          3,720           4.92
   Residential mortgage loans(1)                431,565         18,980           5.88        393,407         17,504           5.94
                                             ----------     ----------                    ----------     ----------
     Total loans                              1,271,617         59,220           6.23        852,689         38,651           6.05
                                             ----------     ----------                    ----------     ----------
   Securities-taxable                           839,212         23,863           3.80        494,032         13,693           3.70
   Securities-tax exempt(4)                      55,303          2,355           5.69         35,143          1,447           5.50
   Other earning assets                          27,036            594           2.94         11,192            103           1.23
                                             ----------     ----------                    ----------     ----------
   Total securities and other
     earning assets                             921,551         26,812           3.89        540,367         15,243           3.77
                                             ----------     ----------                    ----------     ----------
     Total interest-earning assets            2,193,168         86,032           5.24      1,393,056         53,894           5.17
                                             ----------     ----------     ----------     ----------     ----------     ----------
   Non-interest-earning assets                  331,516                                      147,247
                                             ----------                                   ----------
   Total assets                              $2,524,684                                   $1,540,303
                                             ==========                                   ==========
Interest bearing liabilities:
   NOW checking                              $  153,192            386           0.34%    $   82,548            134           0.22%
   Savings, clubs and escrow                    551,403          2,351           0.57        346,499          1,141           0.44
   Money market accounts                        227,810          1,883           1.11        144,264            601           0.56
   Certificate accounts                         418,572          6,587           2.10        302,918          3,805           1.68
                                             ----------     ----------                    ----------     ----------
     Total interest-bearing deposits          1,350,977         11,207           1.11        876,229          5,681           0.87
   Borrowings                                   385,610          9,609           3.33        157,207          3,720           3.16
                                             ----------     ----------                    ----------     ----------
   Total interest-bearing liabilities         1,736,587         20,816           1.60      1,033,436          9,401           1.22
                                             ----------     ----------     ----------     ----------     ----------     ----------
Non-interest-bearing liabilities                375,013                                      248,963
                                             ----------                                   ----------
     Total liabilities                        2,111,600                                    1,282,399
Stockholders' equity                            413,084                                      257,904
                                             ----------                                   ----------
     Total liabilities and equity             2,524,684                                    1,540,303
                                             ==========                                   ==========
Net interest rate spread                                                         3.64%                                        3.95%
                                                                           ==========                                   ==========
Net earning assets                           $  456,581                                   $  359,620
                                             ==========                                   ==========
Net interest margin                                             65,216           3.98%                       44,493           4.27%
                                                            ==========     ==========                    ==========     ==========
Ratio of interest-earning assets to
       average interest-bearing
       liabilities                               126.29%                                      134.81%
                                             ==========                                   ==========
Less tax equivalent adjustment                                    (824)                                        (507)
                                                            ----------                                   ----------
Net interest income                                         $   64,392                                   $   43,986
                                                            ==========                                   ==========

----------
(3)   Includes non-accrual loans

(4) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                          Nine Months Ended June 30,
                                                                2005 vs. 2004
                                                          Increase/(Decrease) Due to
                                                          --------------------------

                                                   Volume (1)      Rate (1)        Total
                                                   ----------      --------       --------
Interest-earning assets
      Commercial and commercial mortgage loans      $ 15,970       $    703       $ 16,673
      Consumer loans                                   2,337             82          2,419
      Residential mortgage loans                       1,638           (162)         1,476
      Securities-taxable                               9,767            403         10,170
      Securities-tax exempt(2)                           853             55            908
      Other earning assets                               248            244            492
                                                    --------       --------       --------
      Total interest income                           30,813          1,325         32,138
                                                    --------       --------       --------

Interest-bearing liabilities
      Savings                                            815            396          1,210
      Money market                                       470            812          1,282
      NOW checking                                       149            103            252
      Certificates of deposit                          1,657          1,125          2,782
      Borrowings                                       5,667            222          5,889
                                                    --------       --------       --------

      Total interest expense                           8,758          2,658         11,415
                                                    --------       --------       --------

Net interest margin                                   22,055         (1,333)        20,723
                                                    --------       --------       --------
      Less tax equivalent adjustment(2)                 (415)            97           (317)
                                                    --------       --------       --------
Net interest income                                 $ 21,640       $ (1,236)      $ 20,406
                                                    ========       ========       ========

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

      Net interest income after provision for loan losses for the nine months ended June 30, 2005 was $64.4 million, compared to $44.0 million for the nine months ended June 30, 2004, an increase of $20.4 million or 46.4%. Interest income increased $31.8 million to $85.2 million for the nine months ending June 30, 2005, compared to $53.4 million for the 2004 period. The increase in interest income was largely due to a $800 million increase in average earning assets to $2.2 billion during the period ended June 30, 2005, as compared to $1.4 billion for the same period in the prior fiscal year. The increase is primarily due to the Warwick acquisition and continued internal growth. An increase in average yield on earning assets of eight basis points, from 5.17% to 5.24% ($1.8 million), on a fully taxable equivalent basis, also contributed to the increase in net interest income. Average yields increased in both the loan and securities portfolios, of 17 basis points and 12 basis points, respectively, with the overall yield on total interest-earning assets increasing in every category except for other loans (residential mortgages), which decreased six basis points in average yield. Interest expense increased by $11.4 million to $20.8 million for the nine months ended June 30, 2005 from $9.4 million for the nine month period ending June 30, 2004, as average interest-bearing liabilities increased by $703.2 million and the average cost of interest-bearing liabilities increased 39 basis points. The net interest margin declined by 29 basis points to 3.98%, while the net interest spread declined by 30 basis points to 3.64%, due to the assets acquired in the Warwick acquisition being recorded at then current market interest rates and the increase in short-term interest rates. This change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The Federal Reserve has increased short-term rates nine times since May 2004, increasing the target federal funds rate from 1% to 3.25%. Conversely, the 10-year treasury rate has decreased from an average of 4.28% for the nine months ended June 30, 2004 to 4.20% for the nine months ended June 30, 2005. The bank's average cost of interest-bearing liabilities has increased, and, although the average asset yields increased this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities Should the yield curve continue to "flatten," a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income generated from an increasing volume of assets.

      Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $525 and $575, respectively, in loan loss provisions during the nine months ended June 30, 2005 and 2004. Net charge-offs for the nine months ended June 30, 2005 were $506 compared to net charge-offs of $63 for the same period in 2004. (See Note 6 for further discussion).

      Non-interest income was $13.3 million for the nine months ended June 30, 2005 compared to $8.5 million for the nine months ended June 30, 2004. Deposit fees and service charges increased by $2.9 million, or 59.9%, of which $2.0 million was generated from the acquired Warwick and ENB branches, while $900,000 was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Loan fees and late charges increased by $420,000 or 71.1% largely due to pre-payment penalties. Income derived from the Company's BOLI investments increased by $956,000 or 226.5% due to the additional BOLI investment and the death benefit previously discussed. Title insurance fee income derived from the new Hardenburgh Abstract Company, Inc., was $1.0 million. Gains on the sale of securities were $369,000 for the current nine-month period, compared to $1.9 million for the same period in the prior fiscal year. During the nine-month period ended June 30, 2005, the Company also recorded gains on sales of loans totaling $185,000 compared to $231,000 for the same period last year. For the year to date period ended June 30, 2005, there was income from the low income housing investment included above in the quarter to date information.

      Non-interest expenses for the nine months ended June 30, 2005 increased by $11.2 million, or 26.8%. Excluding the 2004 charge of $5.0 million, pre-tax, for the Charitable Foundation, non-interest expenses for the nine months ended June 30, 2005 increased by $16.2 million, or 44.1%, to $52.9 million, compared to $36.7 million for the nine months ended June 30, 2004. The acquisitions of ENB in January 2004 and Warwick in October 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $7.5 million, or 45.6%, to $24.0 million for the nine-month period ended June 30, 2005. The increase was primarily attributable to the acquisitions. Occupancy and office operations increased by $2.2 million, or 45.4%, for the nine months ended June 30, 2005, almost all of which was attributable to the acquisitions. Advertising and promotion increased $1.1 million or 69.7%, primarily as a result of the new brand identity the Company has unveiled and the additional promotions in the Orange County market. Amortization of core deposit intangible increased by $1.6 million as a result of acquired deposits. Data and check processing increased $1.0 million, or 38.9%, primarily due to the higher level of services related to the accounts acquired in the mergers and in the acquisition of the new HSBC South Fallsburg branch. Other expenses increased by $2.0 million, or 51.1%, primarily due to increases in correspondent bank expense, postage, telephone expense, loan servicing and credit report expenses, and insurance premium expense, all of which directly related to the increased size of the Bank following the mergers. ATM and debit card expense increased $383,000, or 67.8%, primarily as a result of the increase in the number of accounts.

      Income Taxes Income tax expense was $8.4 million for the nine months ended June 30, 2005 compared to $3.4 million expense for the same period in 2004. The effective tax rates were 34.6% and 33.3%, respectively.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after-tax charge for expenses associated with merging acquired operations into the Company and excludes the after-tax charge for establishing the charitable foundation. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effects of acquisition activity and the establishment of the charitable foundation on reported results. Merger integration costs were $149 ($0.003 per diluted share) and $34 ($0.00 per diluted share), after-tax for the three months ended June 30, 2005 and 2004, respectively. Similar merger expenses for the nine months ended June 30, 2005 and 2004 were $579 ($0.01 per diluted share) and $464 ($0.01 per diluted share) respectively. Income arising from the investment in the low-income housing partnership for the three and nine months ended June 30, 2005, was $409,000 net of taxes ($0.01 per share for both the three and nine months ended June 30, 2005). The after-tax effect of the establishment of the charitable foundation was $3.0 million ($0.08 per share for the nine months ended June 30, 2004).

      Net operating income on this basis for the most recent quarter was $5.4 million, an increase of 46.4% from $3.7 million in the prior year. Net operating income on this basis for the current nine-month period was $16.0 million, an increase of 56.6% from $10.2 million in the comparable period in fiscal 2004. Net operating income, as an annualized rate of return on average assets and average stockholders' equity, was 0.86% and 5.49% respectively, in the quarter ended June 30, 2005, compared with 0.83% and 4.28% in the quarter ended June 30, 2004. Net operating income, as an annualized rate of return on average assets and stockholders' equity, was 0.85% and 5.19%, respectively, for the nine months ended June 30, 2005, compared with 0.89% and 5.30%, respectively for the nine months ended June 30, 2004.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                                           Three Months Ended        Nine Months Ended
                                                                June 30,                  June 30
                                                          --------------------     --------------------
                                                            2005         2004        2005         2004
                                                          -------      -------     -------      -------
Diluted cash earnings per share                           $  0.13      $  0.10     $  0.36      $  0.18
Charge for establishment of Charitable  Foundation(1)          --           --          --         0.08
Income from low-income housing partnership(1)               (0.01)          --       (0.01)          --
Merger integration expenses(1)                               0.00           --        0.01         0.01
                                                          -------      -------     -------      -------

Diluted net operating earnings per share                  $  0.12      $  0.10     $  0.36      $  0.27
                                                          =======      =======     =======      =======

Net income                                                $ 5,659      $ 3,654     $15,854      $ 6,771
Charge for establishment of Charitable Foundation(1)           --           --          --        3,000
Income from low-income housing partnership(1)                (409)          --        (409)          --
Merger integration expenses(1)                                149           34         579          464
                                                          -------      -------     -------      -------

Net operating income                                      $ 5,399      $ 3,688     $16,024      $10,235
                                                          =======      =======     =======      =======

(1)   After related tax effect at 40% marginal rate

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

      The Company's primary investing activities are the origination of both residential one- to four-family and commercial mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the nine-months ended June 30, 2005 and June 30, 2004, loan originations, excluding loans originated for sale, totaled $330.1 million and $251.3 million, respectively, and purchases of securities totaled $375.4 million and $452.6 million, respectively. For the nine-month periods ended June 30, 2005 and 2004, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, and by deposit growth. Loan origination commitments totaled $296.9 million at June 30, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2004 the Company had investments of $13.2 million in BOLI contracts. The Company recorded an additional $13.3 million in BOLI as a result of the Warwick acquisition. In April 2005, the Company invested an additional $10.0 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

      Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. Excluding the Warwick and HSBC acquisitions, the net increase in total deposits for the nine months ended June 30, 2005 was $10.1 million, compared to a $44.3 million increase, which excludes the deposits acquired from ENB, for the nine months ended June 30, 2004.

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC. As a result of the conversion, the Company became the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Federal were sold to investors. In addition, the Company simultaneously completed its acquisition of ENB, located in Ellenville, New York.

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

      The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York overnight and term advances, of which $204.4 million were outstanding at June 30, 2005. The Company has the ability to borrow an additional $257,703 million under its credit facilities with the Federal Home Loan Bank of New York. The Company may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $596,881 as of June 30,2005.

      At June 30, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $198.5million, or 8.3% of adjusted assets (which is above the required level of $95.4 million, or 4.0%) and a total risk-based capital level of $219.3 million, or 13.2% of risk-weighted assets (which is above the required level of $132.6 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded in the NBF, ENB, Warwick, and HSBC acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2005, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The following table sets forth the Bank's regulatory capital position at June 30, 2005 and September 30, 2004, compared to OTS requirements.

                                                                  OTS Requirements
                                                                  ----------------

                                                       Minimum Capital      For Classification as
                               Bank Actual                 Adequacy            Well Capitalized
                               -----------             ---------------      ---------------------

                            Amount       Ratio       Amount       Ratio       Amount       Ratio
                            ------       -----       ------       -----       ------       -----
                                                  (Dollars in
                                                   thousands)
                                                  -----------
June 30, 2005
-------------

Tangible Capital           $198,535       8.3%      $ 35,761       1.5%      $     --        --%

Tier 1 (core) capital       198,535       8.3         95,363       4.0        119,204       5.0

Risk-based capital:

   Tier 1                   198,535      12.0             --        --         99,443       6.0

   Total                    219,271      13.2        132,590       8.0        165,738      10.0

September 30, 2004
------------------

Tangible Capital           $189,486      11.3%      $ 25,285       1.5%      $     --        --%

Tier 1 (core) capital       189,486      11.3         67,427       4.0         84,284       5.0

Risk-based capital:

   Tier 1                   189,486      16.6             --        --         68,593       6.0

   Total                    203,776      17.8         91,458       8.0        114,322      10.0

      Recent Accounting Standards

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. As a public company that is not a small business issuer (as defined in applicable SEC regulations), the Company is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIE's that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not and is not expected to have a significant effect on the Company's consolidated financial statements.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify financial instruments that are considered a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer.

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

      Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates ("other than temporary impairment") must be recorded for as are loans under the AICPA's Statement of Position 03-3 ("SOP 03-3") on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principle) and decreased, or lower then expected yields.

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

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company estimates that annual expense using the Black Sholes method beginning in fiscal 2006 will be approximately $1,151 or $939 after tax and the diluted earnings per share impact will be $0.02. This impact does not include the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

      In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting changes and error corrections," replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time, management believes this statement will have no impact on the reporting of our operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates need Quantitative and qualitative disclosure about market risk is presented at September 30, 2004 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2004. The following is an update of the discussion provided therein.

      The table below sets forth, as of June 30, 2005, the estimated changes in our NPV and our net tax equivalent interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                 NPV                                   Net Interest Income
                ---------------------------------------    -------------------------------------------
                                  Estimated Increase                     Estimated Increase (Decrease)
  Change in                        (Decrease) in NPV         Estimated      in Net Interest Income
Interest Rates  Estimated      ------------------------    Net Interest  -----------------------------
(basis points)     NPV           Amount         Percent       Income        Amount          Percent
--------------  ---------      ---------        -------    ------------    ---------        -------
                                          (Dollars in thousands)
     +300        $262,244      $(81,036)        -23.61%      $ 87,449      $ (1,619)         -1.82%
     +200         291,346       (51,934)        -15.13%        88,174          (894)         -1.00%
     +100         319,772       (23,508)         -6.85%        88,821          (247)         -0.28%
        0         343,280            --           0.00%        89,068            --           0.00%
     -100         350,106         6,826           1.99%        83,458        (5,610)         -6.31%
     -200         348,408         5,128           1.49%        83,609        (5,459)         -6.13%

      The table set forth above indicates that at June 30, 2005, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 1.99% increase in NPV and a 6.31% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 15.13% decrease in NPV and a 1.00% decrease in net interest income.

      The Bank's interest rate profile has not changed significantly since September 30, 2004. Although the acquisition of Warwick was completed, the nature of the assets and liabilities acquired is consistent with the Bank's previously existing assets. As a result, the Bank has maintained an overall relatively neutral net interest income sensitivity position. As the Federal Reserve has increased term rates nine times since May 2004, increasing the target Federal Funds Rate from 1% to 3.25%, while longer term interest rates (10 year treasury) have only decreased from an average of 4.28% for the nine months ended June 30, 2004 to 4.20% for the nine months ended June 30, 2005, the Bank's average cost of interest bearing liabilities has increased faster than the average increase in asset yields. Should the yield curve continue to "flatten", a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income arising from increasing volume of assets generated. Conversely, should market interest rates continue to fall below today's level the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      General: The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2005, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

      Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2004. There have been no changes in the board approved limits of acceptable variances in net interest income and net portfolio value change through June 30, 2005 compared to September 30, 2004, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

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

                            PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (d) Not applicable

(e)

                      Issuer Purchases of Equity Securities
                      -------------------------------------

                                Total Number              Average              Total Number of        Maximum Number
                               of Shares (or            Price Paid            Shares (or Units)      (or Approximate
                            Units) Purchased(1)          per Share            Purchased as Part      Dollar Value) of
                                                         (or Unit)              of Publicly          Shares (or Units)
                                                                               Announced Plans        that may yet be
                                                                               or Programs(2)       Purchased Under the
Period (2005)                                                                                        Plans or Programs
April 1 - April 30                 146,500               $   10.62                 146,500                 960,700
May 1 -  May 31                    990,400                   11.11                 990,400               2,170,300
June 1 - June 30                   519,700                   11.78                 519,700               1,650,600
                                 ---------               ---------               ---------

   Total                         1,656,600               $   11.28               1,656,600
                                 =========               =========               =========

----------
(1) The total number of shares purchased during the period1s indicated includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company's stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

(2) The Company announced in May, 2005 that it authorized the repurchase of 2,200,000 shares, or approximately 5% of common shares currently outstanding, having completed its first repurchase program of 2,295,000 shares in May 2005.

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

                                       Provident New York Bancorp
                                       --------------------------
                                       (Registrant)


                                       By: /s/ George Strayton
                                           ----------------------------
                                           George Strayton
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

                                       Date: August 8, 2005


                                       By: /s/ Paul A. Maisch
                                           ----------------------------
                                           Paul A. Maisch
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized
                                           Representative)

                                       Date: August 8, 2005