Form 10-K
period 2005-09-30
PROVIDENT NEW YORK BANCORP
filed 2005-12-12
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

                         Commission File Number: 0-25233

                           PROVIDENT NEW YORK BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               Delaware                                   80-0091851
  -------------------------------           ------------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation on Organization)

 400 Rella Blvd., Montebello, New York                     10901
---------------------------------------                  ----------
(Address of Principal Executive Office)                  (Zip Code)

                                 (845) 369-8040
               ---------------------------------------------------
               (Registrant's Telephone Number including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of December 2, 2005 was $460,470,881.

As of December 2, 2005 there were issued and outstanding 43,124,987 shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

             Proxy Statement for the Annual Meeting of Stockholders
                    (Part III) to be held in February 2006.

                           PROVIDENT NEW YORK BANCORP

                           FORM 10-K TABLE OF CONTENTS

                               September 30, 2005

PART I                                                                         1
   ITEM 1.    Business                                                         1
   ITEM 1A    Risk Factors                                                    29
   ITEM 1B    Unresolved Staff Comments                                       32
   ITEM 2.    Properties                                                      33
   ITEM 3.    Legal Proceedings                                               34
   ITEM 4.    Submission of Matters to a Vote of Security Holders             34

PART II                                                                       34
   ITEM 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               34
   ITEM 6.    Selected Financial Data                                         36
   ITEM 7.    Management's Discussion and Analysis  of Financial Condition
              and Results of Operations                                       39
   ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk      54
   ITEM 8.    Financial Statements and Supplementary Data                     55
   ITEM 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       111
   ITEM 9A.   Controls and Procedures                                        111
   ITEM 9B.   Other Information                                              111

PART III                                                                     111
   ITEM 10.   Directors and Executive Officers of the Registrant             111
   ITEM 11.   Executive Compensation                                         111
   ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     112
   ITEM 13.   Certain Relationships and Related Transactions                 112
   ITEM 14.   Principal Accountant Fees and Services                         112

PART IV                                                                      113
   ITEM 15.   Exhibits and Financial Statement Schedules                     113

SIGNATURES                                                                   119

                                     PART I

ITEM 1. Business
----------------

Provident New York Bancorp

      Provident New York Bancorp ("Provident Bancorp" or the "Company") is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the "Bank"). On June 29, 2005 the Company changed its name from Provident Bancorp, Inc. to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names. At September 30, 2005, Provident Bancorp had consolidated assets of $2.6 billion, deposits of $1.7 billion and stockholders' equity of $395.2 million. As of September 30, 2005, Provident Bancorp had 43,505,659 shares of common stock outstanding.

Acquisition of Warwick Community Bancorp, Inc.

      On October 1, 2004 the Company completed the acquisition of Warwick Community Bancorp, Inc. ("WSB" or "Warwick"). The Company paid $72.6 million in cash and issued 6,257,896 shares of its common stock in connection with the acquisition for total merger consideration of $147.2 million. Warwick had nine branch locations: six in Orange County, New York, one in Putnam County, New York and two office locations in Bergen County, New Jersey. Warwick had approximately $703.7 million in consolidated assets, $284.5 million in loans and $475.1 million in deposits.

Second Step Common Stock  Offering and  Acquisition of E.N.B.  Holding  Company,
Inc.

      On January 14, 2004 the Company completed its stock offering in connection with the second-step conversion of Provident Bancorp, MHC, the former mutual holding company for the Bank. As part of the conversion, the Company succeeded to Provident Bancorp, Inc., a federal corporation ("Provident Federal") as the stock holding company of the Bank. In the stock offering, shares representing Provident Bancorp, MHC's ownership interest in Provident Federal were sold to investors. The Company sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The Company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable Foundation. In addition, each outstanding share of common stock of Provident Federal as of January 14, 2004 was exchanged for 4.4323 new shares of the Company's common stock.

      In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB"), headquartered in Ellenville, New York. Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.5 million, consisting of 3,969,671 shares of common stock of the Company and approximately $36.8 million in cash. ENB had total assets of $349.7 million, total loans of $213.5 million and total deposits of $326.8 million. ENB had five offices in Orange County, two offices in Ulster County and two offices in Sullivan County, all in New York State.

      Financial statements as of September 30, 2005, reflect the effect of the exchange of shares in the second-step conversion, the stock offering, the acquisitions of ENB and WSB and the issuance of shares and contribution of cash to the charitable foundation. Goodwill recorded in the ENB and WSB acquisitions ($52.6 million and $91.6 million, respectively) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset resulting from all acquisitions, of $13.8 million at September 30, 2005, is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

Provident Bank

      Provident Bank, an independent, full-service community bank founded in 1888, is the banking subsidiary of Provident New York Bancorp, headquartered in Montebello, New York. With $2.6 billion in assets and almost 600 employees, we operate 35 branches that serve the Hudson Valley region, including 34 branches located in Rockland, Orange, Sullivan, Ulster and Putnam Counties in New York, and one branch in Bergen County, New Jersey that operates under the name Towncenter Bank, a division of Provident Bank, New York. We also offer deposit services to municipalities located in the State of New York through Provident Bank's wholly-owned subsidiary, Provident Municipal Bank. Provident Bank offers a complete line of commercial, community business and retail banking products and services.

      We have increased our number of branch offices from 11 branch offices at September 30, 1998 to 35 branch offices at September 30, 2005. Subsequent to our mutual holding company reorganization and initial stock offering, we have broadened our market reach through de novo branching and our acquisitions of The National Bank of Florida ("NBF") in April 2002 and the ENB and WSB acquisitions, discussed above.

      Provident Bank's website (www.providentbanking.com) contains a direct link to the Company's filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership report on Forms 3,4 and 5 filed by the Company's directors and executive officers. Copies may also be obtained, without charge, by written request to Provident Bancorp Investor Relations, Attention: Christina Maier, 400 Rella Boulevard, Montebello, New York 10901.

Provident Municipal Bank

      In April 2002, Provident Bank organized Provident Municipal Bank as a wholly-owned subsidiary. Provident Municipal Bank is a New York State-chartered commercial bank that is engaged in the business of accepting deposits from municipalities in our market area, as New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with banks, including federally chartered savings associations, such as Provident Bank.

Forward-Looking Statements

      In addition to historical information, this annual report contains forward-looking statements. For this purpose, any statements contained herein (including documents incorporated herein by reference) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Provident Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, Provident Bancorp's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in Provident Bancorp's lending areas, general and local economic conditions, Provident Bancorp's continued ability to attract and retain deposits, Provident Bancorp's ability to control costs, effect of new accounting pronouncements and changing regulatory requirements, and the effect on Provident Bancorp's operation from the assimilation of recent acquisitions. Provident Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Market Area

      Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money centers and large regional banks in our market area. At September 30, 2005, our 35 full-service banking offices consisted of 13 offices in Rockland County, New York, 16 offices in Orange County, New York, and five offices in contiguous Ulster, Putnam, and Sullivan Counties, New York. There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. According to data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2005, Provident Bank holds the #3 market share of deposits in Rockland and #2 share of deposits in Orange County, and overall has the #1 share of deposits in the combined markets of Rockland and Orange Counties, New York.

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

      Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as offices buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $5.0 million. Loans secured by commercial real estate totaled $497.9 million, or 36.6% of our total loan portfolio at September 30, 2005, and consisted of 1,101 loans outstanding with an average loan balance of approximately $452,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

      Most of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities of ten years. Amortization on these loans is typically based on 20-year payout schedules. We also originate some 15- to 20-year fixed-rate, fully amortizing loans. Margins generally range from 175 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

      In the underwriting of commercial real estate loans, we generally lend up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize primarily the ratio of the property's projected net cash flow to the loan's debt service requirement (generally targeting a ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

      Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one-to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is the primary occupant, repayment experience also depends on the successful operation of the borrower's underlying business.

      Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2005, we had 1,791 commercial business loans outstanding with an aggregate balance of $148.8 million, or 10.9% of the total loan portfolio. As of September 30, 2005, the average commercial business loan balance was approximately $83,000, although there are a large number of loans with balances substantially greater than this average.

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

      One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million. This portfolio totaled $456.8 million, or 33.5% of our total loan portfolio at September 30, 2005.

      We currently offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $359,650 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although we retained in our portfolio all such loans originated in fiscal 2005, totaling $19.1 million. In our market area, due to our proximity to New York City, such larger residential loans are not uncommon.

      We also originate loans at higher rates that do not meet the credit standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The amount of such loans originated for fiscal 2005 was $5.6 million, all of which were retained in our loan portfolio.

      We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account. As of September 30, 2005, biweekly loans totaled $167.6 million, or 36.7% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2005, loans serviced for others totaled $108.9 million.

      We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2005, our ARM portfolio included $5.8 million in loans that re-price every six months, $46.1 million in loans that re-price once a year and $7.8 million in loans that re-price periodically after an initial fixed-rate period of three years or more.

      We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. For loans with initial loan-to-value ratios in excess of 80% we generally require private mortgage insurance, although occasional exceptions may be made. Nearly all residential loans are generally required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

      Construction Loans, Land Acquisition and Development. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $66.7 million, or 4.9% of our total loan portfolio at September 30, 2005. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 60% of the appraised value of the property. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus an interest reserve, if one is required. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

      Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2005, consumer loans totaled $191.8 million, or 14.1% of the total loan portfolio.

      At September 30, 2005, the largest group of consumer loans consisted of $175.2 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2005, homeowner loans totaled $40.2 million or 3.0% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $135.0 million, or 9.9% of our total loan portfolio at September 30, 2005, with $111.8 million remaining undisbursed.

      Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2005, these loans totaled $16.6 million, or 1.2% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms. Personal loans are generally unsecured and carry higher interest rates and shorter terms than homeowner loans or automobile loans.

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

                                                                             September 30,
                                 ---------------------------------------------------------------------------------------------------
                                         2005                2004               2003                 2002                2001
                                 -------------------  ------------------  ------------------  ------------------  ------------------
                                   Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ----------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                         (Dollars in thousands)
One- to four-family
   residential mortgage loans      $456,794    33.5%   $380,749    38.2%   $380,776    53.3%   $366,111    54.6%   $358,198    58.2%
                                 ----------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Commercial real estate loans        497,936    36.6     327,414    32.8     188,360    26.4     163,329    24.3     129,295    21.0
Commercial business loans           148,825    10.9     105,196    10.5      54,174     7.6      41,320     6.2      31,394     5.1
Construction loans                   66,710     4.9      54,294     5.4      10,323     1.4      17,020     2.5      19,490     3.2
                                 ----------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
     Total commercial loans         713,471    52.4     486,904    48.7     252,857    35.4     221,669    33.0     180,179    29.3
                                 ----------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Home equity lines of credit         134,997     9.9      80,013     8.1      50,197     7.0      39,727     5.9      31,125     5.1
Homeowner loans                      40,221     3.0      26,921     2.7      25,225     3.6      36,880     5.5      39,501     6.4
Other consumer loans                 16,590     1.2      23,047     2.3       5,198     0.7       6,812     1.0       6,266     1.0
                                 ----------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
     Total consumer loans           191,808    14.1     129,981    13.1      80,620    11.3      83,419    12.4      76,892    12.5
                                 ----------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----

Total loans                       1,362,073   100.0%    997,634   100.0%    714,253   100.0%    671,199   100.0%    615,269   100.0%
                                 ----------   =====   ---------   =====   ---------   =====   ---------   =====   ---------   =====

Allowance for loan losses           (22,008)            (17,353)            (11,069)            (10,383)             (9,123)
                                 ----------           ---------           ---------           ---------           ---------

Total loans, net                 $1,340,065            $980,281            $703,184            $660,816            $606,146
                                 ==========           =========           =========           =========           =========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments at our loan portfolio at September 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                         Residential Mortgage        Commercial Real Estate         Commercial Business
                       ------------------------     ------------------------     ------------------------
                                      Weighted                     Weighted                     Weighted
                                       Average                     Average                      Average
                          Amount         Rate         Amount         Rate          Amount         Rate
                       ----------    ----------     ----------    ----------     ----------    ----------
                                                     (Dollars in thousands)
Due During the Years
Ending September 30,
--------------------

2006                   $   29,108          6.31%    $   68,441          7.01%    $   97,489       $  7.26%
2007 to 2010               52,498          5.85        156,590          6.79         45,241          6.64
2010 and beyond           375,188          5.93        272,904          6.71          6,095          6.77
                       ----------    ----------     ----------    ----------     ----------    ----------

      Total            $  456,794          5.95%    $  497,935          6.78%    $  148,825          7.05%
                       ==========                   ==========                   ==========

                             Construction (1)               Consumer                       Total
                       ------------------------     ------------------------     ------------------------
                                      Weighted                     Weighted                     Weighted
                                      Average                      Average                      Average
                         Amount         Rate           Amount        Rate          Amount         Rate
                       ----------    ----------     ----------    ----------     ----------    ----------
                                                      (Dollars in thousands)
Due During the Years
Ending September 30,
--------------------

2006                   $   55,543          7.45%    $   10,050          9.13%    $  260,631          7.20%
2007 to 2010                  572          6.92         16,005          7.30        270,906          6.62
2010 and beyond            10,595          7.30        165,752          6.16        830,534          6.26
                       ----------    ----------     ----------    ----------     ----------    ----------

      Total            $   66,710          7.42%    $  191,807          6.41%    $1,362,071          6.51%
                       ==========                   ==========                   ==========

----------
      (1)   Includes land acquisition loans.

The  following  table  sets  forth  the  scheduled   repayments  of  fixed-  and
adjustable-rate loans at September 30, 2005 that are contractually due after September 30, 2006

                                                Due After September 30, 2006
                                       ------------------------------------------
                                          Fixed        Adjustable          Total
                                       ----------      ----------      ----------
                                                     (In thousands)
Residential mortgage loans             $  343,298       $  84,388      $  427,686
                                       ----------      ----------      ----------

Commercial real estate loans              300,386         129,108         429,494
Commercial business loans                  45,284           6,052          51,336
Construction loans                          2,111           9,056          11,167
                                       ----------      ----------      ----------
     Total commercial loans               347,781         144,216         491,997
                                       ----------      ----------      ----------

Consumer loans                             52,669         129,088         181,757
                                       ----------      ----------      ----------

     Total loans                       $  743,748      $  357,692      $1,101,440
                                       ==========      ==========      ==========

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

      Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold both to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank.

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

      Loan Approval/Authority and Underwriting. We have four levels of lending authority beginning with the Board of Directors. The Board grants lending authority to the Director Loan Committee, the members of which are Directors. The Director Loan Committee, in turn, may grant authority to the Management Loan Committee and individual loan officers. In addition, designated members of management may grant authority to individual loan officers up to specified limits. Our lending activities are subject to written policies established by the Board. These policies are reviewed periodically.

      The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan-to-one borrower limit described below require approval by the Board of Directors. The Management Loan Committee may approve loans of up to an aggregate of $2 million to any one borrower and group of related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $1 million. The maximum individual authority to approve an unsecured loan is $50,000, however, for credit-scored small business loans, the maximum individual authority is $150,000.

      We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $20 million, for the next group of borrowers is $15 million, and for the third group is $12 million. Sublimits apply based on reliance on any single property, and for commercial business loans.

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

      Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $2.1 million at September 30, 2005.

      To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $836,000 are included in other assets at September 30, 2005. See also Notes 3 and 6 of the Notes to Consolidated Financial Statements.

      Loans to One Borrower. At September 30, 2005, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $13.8 million, $13.4 million, $10.4 million, $9.6 million and $9.5 million. See "Regulation - Federal Banking Regulation - Loans to One Borrower" for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. Computer-generated late notice is sent by the16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days. For other commercial loans, procedures vary depending upon individual circumstances.

      Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection (primarily residential mortgages). In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2005, we had non-accrual loans of $212,000 and $1.4 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. (For the years ended September 30, 2004 and prior there were no loans 90 days past due and still accruing).

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold.

      When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2005 we had two REO properties with a recorded balance of $92,000.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                     Loans Delinquent For
                                  ----------------------------------------------------------
                                          60-89 Days                   90 Days and Over                     Total
                                    Number          Amount          Number           Amount          Number         Amount
                                  ----------      ----------      ----------      ----------      ----------      ----------
                                                                    (Dollars in thousands)
At September 30, 2005
---------------------
      One- to four- family                 6      $      638               6      $    1,070              12      $    1,708
      Commercial real estate              --              --               3              92               3              92
      Commercial business                 11             264               3             120              14             384
      Consumer                            28             150              22             359              50             509
                                  ----------      ----------      ----------      ----------      ----------      ----------
            Total                         45      $    1,052              34      $    1,641              79      $    2,693
                                  ==========      ==========      ==========      ==========      ==========      ==========
At September 30, 2004
---------------------
      One- to four- family                 6      $      762              11      $    1,597              17      $    2,359
      Commercial real estate               1             377               4             488               5             865
      Commercial business                  7             158               7             474              14             632
      Consumer                            25             107              19             178              44             285
                                  ----------      ----------      ----------      ----------      ----------      ----------
            Total                         39      $    1,404              41      $    2,737              80      $    4,141
                                  ==========      ==========      ==========      ==========      ==========      ==========
At September 30, 2003
---------------------
      One- to four- family                 6      $      626               6      $      951              12      $    1,577
      Commercial real estate               1              36               8           3,632               9           3,668
      Commercial business                  1              36               0               0               1              36
      Consumer                             7              63               3             114              10             177
                                  ----------      ----------      ----------      ----------      ----------      ----------
            Total                         15      $      761              17      $    4,697              32      $    5,458
                                  ==========      ==========      ==========      ==========      ==========      ==========

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates)

                                                                                  September 30,
                                                  -------------------------------------------------------------------------
                                                           2005                2004        2003         2002         2001
                                                  ---------------------     --------     --------     --------     --------
                                                                             (Dollars in thousands)
                                                   90 days
                                                  past due
                                                  and still       Non-
                                                   accruing     Accrual                    Non-Accrual Loans
                                                  ---------    --------     -----------------------------------------------
Non-performing loans:
      One- to four- family                         $  1,337     $    65     $  1,597      $   951     $  2,291     $  1,684
      Commercial real estate                             92          --          488        3,632        2,492          418
      Commercial business                                --         120          474           --           --           --
      Consumer                                           --          27          178          114          171          175
                                                   --------    --------     --------     --------     --------     --------
          Total non-performing loans               $  1,429     $   212     $  2,737     $  4,697     $  4,954     $  2,277
                                                   --------    --------     --------     --------     --------     --------

Real estate owned:
      One- to four family                                            92           --           --           --          109
                                                               --------     --------     --------     --------     --------
          Total real estate owned                                    92           --           --           41          109
                                                               --------     --------     --------     --------     --------

Total non-performing assets                                    $  1,733     $  2,737     $  4,697     $  4,995     $  2,386
                                                               ========     ========     ========     ========     ========

Ratios:
      Non-performing loans to total loans                          0.12%        0.27%        0.66%        0.74%        0.37%
      Non-performing loans to total assets                         0.07%        0.15%        0.40%        0.49%        0.27%

      For the year ended September 30, 2005, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $8,000. Interest income actually recognized on such loans totaled $7,000.

      Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2005, we had $12.0 million of assets designated as special mention.

      When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify a problem asset as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2005, classified assets consisted of substandard assets of $1.9 million and $119,000 of doubtful assets.

      Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as allowances determined for each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentages are determined by management based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project (business operation of the borrower who is also the primary occupant), and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing  upon  completion  of  all  improvements.  In the  event  we  make  an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

      The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                          At or For Years Ended September 30,
                                                   -------------------------------------------------------------------------------

                                                       2005             2004             2003             2002             2001
                                                   -----------      -----------      -----------      -----------      -----------
Balance at beginning of year                        $   17,353      $    11,069      $    10,383      $     9,123      $     7,653
                                                   -----------      -----------      -----------      -----------      -----------

Charge-offs:
     One- to four family                                   (23)              (1)              --               --              (25)
     Commercial real estate                                 --               --               --              (31)              --
     Commercial business                                  (750)            (284)            (212)            (130)              (1)
     Consumer                                             (380)            (199)            (140)            (163)            (133)

                                                   -----------      -----------      -----------      -----------      -----------
          Total charge-offs                             (1,153)            (484)            (352)            (324)            (159)

Recoveries:
     One- to four family                                    --               86               --               --               --
     Commercial real estate                                 --               --               --               --               96
     Commercial business                                    69               32               40               40               42
     Construction                                           --               --               --               --               --
     Consumer                                              109              100               98              107               51
                                                   -----------      -----------      -----------      -----------      -----------
          Total recoveries                                 178              218              138              147              189

Net (charge-offs) recoveries                              (975)            (266)            (214)            (177)              30
Allowance recorded in acquisitions                       4,880            5,750               --              537               --
Provision for loan losses                                  750              800              900              900            1,440
                                                   -----------      -----------      -----------      -----------      -----------

Balance at end of year                             $    22,008      $    17,353      $    11,069      $    10,383      $     9,123
                                                   ===========      ===========      ===========      ===========      ===========

Ratios:
Net charge-offs to average loans
     outstanding                                          0.07%            0.03%            0.03%            0.03%            0.00%
Allowance for loan losses to non-
     performing loans                                 1,341.13%          634.00%          235.66%          209.59%          400.66%
Allowance for loan losses to total loans                   1.6%            1.74%            1.55%            1.55%            1.48%

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

                                                                             September 30,
                          ----------------------------------------------------------------------------------------------------------
                                          2005                              2004                                2003
                          ----------------------------------  ----------------------------------  ----------------------------------
                                                 Percent of                          Percent of                          Percent of
                          Allowance     Loan      Loans in    Allowance     Loan      Loans in    Allowance     Loan      Loans in
                              for     Balances      Each         for      Balances       Each         for     Balances       Each
                             Loan        by      Category to     Loan        by      Category to     Loan        by      Category to
                            Losses    Category   Total Loans    Losses    Category   Total Loans    Losses    Category   Total Loans
                          ---------  ----------  -----------  ---------   ---------  -----------  ---------  ----------  -----------
                                                                    (Dollars in thousands)
One- to four- family       $    526  $  456,794        33.5%  $   1,588   $ 380,749        38.2%  $   1,513  $  380,776        53.3%
Commercial real estate       11,149     497,936        36.6       7,443     327,414        32.8       6,009     188,360        26.4
Commercial business           6,118     148,825        10.9       4,571     105,196        10.5       2,413      54,174         7.6
Construction                  2,450      66,710         4.9       2,090      54,294         5.4         420      10,323         1.4
Consumer                      1,765     191,808        14.1       1,661     129,981        13.1         714      80,620        11.3
                          ---------  ----------  ----------   ---------   ---------  ----------   ---------  ----------   ---------

     Total                $  22,008  $1,362,073       100.0%  $  17,353   $ 997,634       100.0%  $  11,069  $  714,253       100.0%
                          =========  ==========  ==========   =========   =========  ==========   =========  ==========   =========

                                                    September 30,
                          ----------------------------------------------------------------------
                                        2002                                2001
                          ----------------------------------  ----------------------------------
                                                 Percent of                          Percent of
                          Allowance     Loan      Loans in    Allowance     Loan      Loans in
                              for     Balances      Each         for      Balances       Each
                             Loan        by      Category to     Loan        by      Category to
                            Losses    Category   Total Loans    Losses    Category   Total Loans
                          ---------  ----------  -----------  ---------   ---------  -----------
                                                  (Dollars in thousands)
One- to four- family      $   3,315  $  366,111        54.6%  $   2,638   $ 358,198        58.2%
Commercial real estate        4,275     163,329        24.3       3,930     129,295        21.0
Commercial business             925      41,320         6.2         841      31,394         5.1
Construction                    871      17,020         2.5         871      19,490         3.2
Consumer                        997      83,419        12.4         843      76,892        12.5
                          ---------  ----------  ----------   ---------   ---------  ----------

     Total                $  10,383  $  671,199       100.0%  $   9,123   $ 615,269       100.0%
                          =========  ==========  ==========   =========   =========  ==========

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

      Government   Securities.   At  September  30,  2005,  we  held  government
securities available for sale with a fair value of $257.6 million, consisting primarily of U.S. Treasury and Agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

      Corporate and Municipal Bonds. At September 30, 2005, we held no corporate debt securities. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or Agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2005, we held $93.6 million in bonds issued by states and political subdivisions, $43.9 million of which were classified as held to maturity at amortized cost and $49.7 million of which were classified as available for sale at fair value.

      Equity Securities. At September 30, 2005, our equity securities available for sale had a fair value of $858,000 and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. We also held $21.3 million (at cost) of Federal Home Loan Bank of New York ("FHLBNY") common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2005 amounted to $688,000.

      Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government. At September 30, 2005, our mortgage-backed securities portfolio totaled $541.5 million, consisting of $514.8 million available for sale at fair value and $26.7 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $24.5 million, consisting of $22.6 million available for sale at fair value and $1.9 million held to maturity at amortized cost. The remaining mortgage-backed securities of $517.0 million were pass-through securities, consisting of $492.2 million available for sale at fair value and $24.8 million held to maturity at amortized cost.

      Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Gmnnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

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

                                                                                 September 30,
                                           -------------------------------------------------------------------------------------
                                                       2005                          2004                         2003
                                           -------------------------     -------------------------     -------------------------
                                            Amortized                     Amortized                    Amortized
                                               Cost       Fair Value        Cost        Fair Value        Cost        Fair Value
                                           ----------     ----------     ----------     ----------     ----------     ----------
                                                                       (In thousands)
Investment Securities:
   U.S. Government securities              $   19,006     $   18,608     $    4,992     $    5,042     $   20,374     $   20,627
   Federal agency obligations                 243,763        239,017        187,796        187,260        110,018        112,983
   Corporate debt securities                       --             --             --             --          6,030          6,623
   State and municipal securities              50,176         49,691         20,482         20,559          2,545          2,536
   Equity securities                              947            858          1,005          1,214          1,052          1,326
                                           ----------     ----------     ----------     ----------     ----------     ----------

   Total investment securities
      available for sale                      313,892        308,174        214,275        214,075        140,019        144,095
                                           ----------     ----------     ----------     ----------     ----------     ----------

Mortgage-Backed Securities:
   Pass-through securities:
    Fannie Mae                                422,867        416,611        238,112        237,474         80,233         80,546
    Freddie Mac                                71,733         70,231         66,466         66,807         50,439         51,516
    Ginnie Mae                                  5,450          5,374          1,626          1,630              0              0
    Other                                          --             --          4,322          4,695          4,377          4,879
   CMOs and REMICs                             22,759         22,562          9,711          9,616         19,733         19,679
                                           ----------     ----------     ----------     ----------     ----------     ----------

   Total mortgage-backed securities
       available for sale                     522,809        514,778        320,237        320,222        154,782        156,620
                                           ----------     ----------     ----------     ----------     ----------     ----------

   Total securities available for sale     $  836,701     $  822,952     $  534,512     $  534,297     $  294,801     $  300,715
                                           ==========     ==========     ==========     ==========     ==========     ==========

      At September 30, 2005, our available for sale U. S. Treasury securities portfolio, at fair value, totaled $18.6 million, or 0.7% of total assets, and the federal agency securities portfolio, at fair value, totaled $239.0 million, or 9.2% of total assets. Of the combined U.S. Government and agency portfolio, based on amortized cost, $17.0 million had maturities of one year or less and a weighted average yield of 2.56%, and $245.6 million had maturities of between one and five years and a weighted average yield of 3.11%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures may be callable on a quarterly or one time basis depending on the security's individual terms following an initial holding period of from twelve to twenty-four months.

      State and municipal securities portfolio, based on amortized cost, had $0.7 million in securities with a final maturity of one year or less and a weighted average yield of 2.95%, and $4.2 million maturing in one to five years with a weighted average yield of 2.88%, $8.1 million maturing in five to ten years with a weighted average yield of 3.81% and $37.2 million maturing in greater than ten years with a weighted average yield of 4.06%. Equity securities available for sale at September 30, 2005 had a fair value of $858,000.

      At September 30, 2005, $492.2 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 19.0% of total assets with a weighted average yield of 4.43%. Of this amount, $433.8 million with a weighted average yield of 4.49% had contractual maturities in excess of ten years. At the same date, the fair value of our available for sale CMO portfolio totaled $22.6 million, or 0.9% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae and Freddie Mac with a weighted average yield of 4.0%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2005 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

      Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                          September 30,
                                         --------------------------------------------------------------------------------
                                                    2005                       2004                         2003
                                         ------------------------    ------------------------    ------------------------
                                          Amortized                   Amortized                  Amortized
                                             Cost      Fair Value       Cost       Fair Value       Cost       Fair Value
                                         ----------    ----------    ----------    ----------    ----------    ----------
                                                                         (In thousands)
Investment Securities:
     State and municipal securities      $   43,931    $   44,092    $   29,894    $   30,523    $   18,384    $   19,386
     Other                                      307           310           309           265            --            --
                                         ----------    ----------    ----------    ----------    ----------    ----------
     Total investment securities
        held to maturity                     44,238        44,402        30,203        30,788        18,384        19,386
                                         ----------    ----------    ----------    ----------    ----------    ----------

Mortgage-Backed Securities:
     Pass-through securities:
        Ginnie Mae                              416           434           685           722         1,103         1,165
        Fannie Mae                           11,504        11,497        17,157        17,413        23,249        23,698
        Freddie Mac                          12,838        12,825        18,245        18,464        26,511        27,016
     CMOs and REMICs                          1,953         1,993         2,788         2,843         4,297         4,363
                                         ----------    ----------    ----------    ----------    ----------    ----------

     Total mortgage-backed
        securities held to maturity          26,711        26,749        38,875        39,442        55,160        56,242
                                         ----------    ----------    ----------    ----------    ----------    ----------

     Total securities held to
        maturity                         $   70,949    $   71,151    $   69,078    $   70,230    $   73,544    $   75,628
                                         ==========    ==========    ==========    ==========    ==========    ==========

      At September 30, 2005, our held to maturity mortgage-backed securities portfolio totaled $26.7 million at amortized cost, consisting of: $90,000 with a weighted average yield of 7.43% and contractual maturities of one year or less and $2.5 million with a weighted average yield of $5.90% and contractual maturities within five years and $6.3 million with a weighted average yield of 6.04% and contractual maturities of greater than five years, but no more than ten and $17.9 million with a weighted average yield of 4.39% with contractual maturities of greater than ten years; CMOs of $2.0 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

      State and municipal securities of $23.7 million a final maturity of one year or less with a weighted average yield of 2.61%, and 8.0 million maturing in one to five years with a weighted average yield of 3.69%, $9.4 million maturing in five to ten years with a weighted average yield of 4.05% and $2.8 million maturing in greater than ten years with a weighted average yield of 4.39%

      Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                              More than One Year         More than Five Years
                                   One Year or Less           through Five Years           through Ten Years
                              ------------------------     ------------------------     ------------------------
                                            Weighted                      Weighted                     Weighted
                               Amortized     Average        Amortized      Average       Amortized      Average
                                  Cost        Yield            Cost         Yield          Cost          Yield
                              ----------    ----------     ----------    ----------     ----------    ----------
                                                            (Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
   Fannie Mae                 $       --            --%    $   20,042          3.59%    $   19,169          4.07%
   Freddie Mac                        --            --          4,116          4.37         16,600          4.08
   Other                              47          7.18             11          6.08             --            --
                              ----------    ----------     ----------    ----------     ----------    ----------
        Total                         47          7.18         24,169          3.72         35,769          4.07
                              ----------    ----------     ----------    ----------     ----------    ----------
Investment Securities
   U.S. Government and
     agency securities            17,022          2.56        245,628          3.11             --            --
   Equity Securities                  --            --             --            --             --            --
   State and municipal
     securities                      699          2.95          4,244          2.88          8,057          3.81
                              ----------    ----------     ----------    ----------     ----------    ----------
        Total                     17,721          2.58        249,872          3.11          8,057          3.81
                              ----------    ----------     ----------    ----------     ----------    ----------
   Total debt securities
      available for sale      $   17,768          2.59%    $  274,041          3.16%    $   43,826          3.94%
                              ==========    ==========     ==========    ==========     ==========    ==========

                                     More than Ten Years                    Total Securities
                                   ------------------------      --------------------------------------
                                                  Weighted                                   Weighted
                                   Amortized       Average        Amortized                   Average
                                      Cost          Yield            Cost      Fair Value      Yield
                                   ----------    ----------      ----------    ----------    ----------
                                                        (Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
   Fannie Mae                      $  383,656          4.48%     $  422,867    $  416,611          4.42%
   Freddie Mac                         51,017          4.45          71,733        70,231          4.36
   Other                               28,151          4.65          28,209        27,936          4.66
                                   ----------    ----------      ----------    ----------    ----------
        Total                         462,824          4.49         522,809       514,778          4.42
                                   ----------    ----------      ----------    ----------    ----------
Investment Securities
   U.S. Government and
     agency securities                    118          4.17         262,768       257,625          3.07
   Equity Securities                      947            --             947           858            --
   State and municipal
     securities                        37,177          4.06          50,176        49,691          3.90
                                   ----------    ----------      ----------    ----------    ----------
        Total                          38,242          4.06         313,891       308,174          3.20
                                   ----------    ----------      ----------    ----------    ----------
   Total debt securities
      available for sale           $  501,065          4.46%     $  836,700    $  822,952          3.96%
                                   ==========    ==========      ==========    ==========    ==========

                                                              More than One Year         More than Five Years
                                   One Year or Less           through Five Years           through Ten Years
                              ------------------------     ------------------------     ------------------------
                                            Weighted                      Weighted                     Weighted
                               Amortized     Average        Amortized      Average       Amortized      Average
                                  Cost        Yield            Cost         Yield          Cost          Yield
                              ----------    ----------     ----------    ----------     ----------    ----------
                                                            (Dollars in thousands)

Held to Maturity:

Mortgage-Backed Securities
   Fannie Mae                 $       --            --%    $      403          6.42%    $    4,631          5.83%
   Freddie Mac                        33          5.80          2,099          5.80          1,268          6.31
   Ginnie Mae & Other                 57          8.36             --            --            359          7.71
                              ----------    ----------     ----------    ----------     ----------    ----------
        Total                         90          7.43          2,502          5.90          6,258          6.04
                              ----------    ----------     ----------    ----------     ----------    ----------

Investment Securities
   State and municipal
     securities                   23,699          2.61          7,985          3.69          9,413          4.05
   Other                             150          7.20            157          2.50             --            --
                              ----------    ----------     ----------    ----------     ----------    ----------
        Total                     23,849          2.62          8,142          3.67          9,413          4.05
                              ----------    ----------     ----------    ----------     ----------    ----------
  Total debt securities
     held to maturity         $   23,939          2.65%    $   10,644          4.19%    $   15,671          4.84%
                              ==========    ==========     ==========    ==========     ==========    ==========
                                     More than Ten Years                    Total Securities
                                   ------------------------      --------------------------------------
                                                  Weighted                                   Weighted
                                   Amortized       Average        Amortized                   Average
                                      Cost          Yield            Cost      Fair Value      Yield
                                   ----------    ----------      ----------    ----------    ----------
                                                        (Dollars in thousands)
Held to Maturity:

Mortgage-Backed Securities
   Fannie Mae                      $    6,470          4.58%     $  $11,504    $   11,497          5.15%
   Freddie Mac                          9,438          4.89          12,838        12,825          5.18
   Ginnie Mae & Other                   1,953          3.84           2,369         2,428          4.53
                                   ----------    ----------      ----------    ----------    ----------
        Total                          17,861          4.39          26,711        26,749          5.11
                                   ----------    ----------      ----------    ----------    ----------

Investment Securities
   State and municipal
     securities                         2,834          4.39          43,931        44,092          3.23
   Other                                   --            --             307           310          4.80
                                   ----------    ----------      ----------    ----------    ----------
        Total                           2,834          4.39          44,238        44,402          3.24
                                   ----------    ----------      ----------    ----------    ----------
  Total debt securities
     held to maturity              $   20,695          4.39%     $   70,949    $   71,151          3.94%
                                   ==========    ==========      ==========    ==========    ==========

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

      At September 30, 2005, our deposits totaled $1.7 billion. Interest-bearing deposits totaled $1.3 billion, and non-interest-bearing demand deposits totaled $385.1 million. NOW, savings and money market deposits totaled $869.7 million at September 30, 2005. Also at that date, we had a total of $471.6 million in certificates of deposit, of which $406.2 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, management monitors activity on these accounts and, based on historical experience and our current pricing strategy we believe we will retain a large portion of such accounts upon maturity.

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

      The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                            September 30,
                            --------------------------------------------------------------------------------------------------------
                                             2005                               2004                                2003
                            ----------------------------------   ---------------------------------    ------------------------------
                                                      Weighted                            Weighted                          Weighted
                                                      Average                             Average                           Average
                               Amount      Percent      Rate       Amount      Percent      Rate       Amount     Percent     Rate
                            ----------    --------    --------   ----------    --------   --------    --------   --------   --------
                                                                       (Dollars in thousands)
Demand deposits:
   Retail                   $  170,434         9.9%        --%   $  122,276         9.9%       --%    $ 90,471       10.4%       --%
   Commercial                  214,647        12.4         --       142,819        11.5        --       70,611        8.1        --
                            ----------    --------               ----------    --------               --------   --------
   Total demand deposits       385,081        22.3         --       265,095        21.4        --      161,082       18.5        --
   Business NOW deposits        60,214         3.5       0.44        44,176         3.6      0.31       15,483        1.8      0.22
   Personal NOW deposits       105,730         6.1       0.29        63,528         5.1      0.21       48,811        5.6      0.19
Savings deposits               481,674        27.9       0.53       360,138        29.0      0.45      279,717       32.2      0.40
Money market deposits          222,091        12.9       1.27       173,272        14.0      0.64      128,222       14.7      0.52
                            ----------    --------               ----------    --------               --------   --------
                             1,254,790        72.7       0.68       906,209        73.1      0.47      633,315       72.8      0.41

Certificates of deposit        471,611        27.3       2.94       333,323        26.9      1.86      236,238       27.2      1.85
                            ----------    --------               ----------    --------               --------   --------

   Total deposits           $1,726,401       100.0%      1.15%   $1,239,532       100.0%     0.74%    $869,553      100.0%     0.72%
                            ==========    ========               ==========    ========               ========   ========

         The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                                   At September 30, 2005
                        ------------------------------------------------------------------------------------------------------------
                                                                     Period to Maturity
                        ------------------------------------------------------------------------------------------------------------
                                                                                                             Total at September 30,
                         Less than    One to Two      Two to      More than                   Percent of     -----------------------
                         One Year        Years     Three Years   Three Years        Total        Total          2004         2003
                        ----------    ----------   -----------   -----------     ----------   ----------     ----------   ----------
                                                                  (Dollars in thousands)
Interest Rate
   Range:

2.00% and below         $   40,459    $    1,816    $       30   $       --      $   42,305         8.97%    $  249,625   $  164,462
2.01% to 3.00%             164,207        16,145         3,393        1,555         185,300        39.29         42,691       28,265
3.01% to 4.00%             198,747        17,382         6,708        7,195         230,032        48.78         21,839       26,236
4.01% to 5.00%               2,239         5,569            --        5,601          13,409         2.84         16,231       14,281
5.01% to 6.00%                 453            35            --           --             488         0.10          2,320        2,378
6.01% and above                 77            --            --           --              77         0.02            617          616
                        ----------    ----------    ----------   ----------      ----------   ----------     ----------   ----------

Total                   $  406,182    $   40,947    $   10,131   $   14,351      $  471,611          100%    $  333,323   $  236,238
                        ==========    ==========    ==========   ==========      ==========   ==========     ==========   ==========

      The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2005.

                                                                                           Maturity
                                                         ---------------------------------------------------------------------------
                                                         3 months or     Over 3 to 6     Over 6 to 12      Over 12
                                                            Less            Months          Months          Months           Total
                                                         -----------     -----------     ------------    -----------     -----------
Certificates of deposit less than $100,000               $    91,702     $    88,028     $   108,506     $    51,688     $   339,924
Certificates of deposit of $100,000 or more (1)               71,783          23,321          22,841          13,742         131,687
                                                         -----------     -----------     -----------     -----------     -----------
     Total of certificates of deposit                    $   163,485     $   111,349     $   131,347     $    65,430     $   471,611
                                                         ===========     ===========     ===========     ===========     ===========

----------
      (1) The weighted interest rates for these accounts, by maturity period, are 2.78% for 3 months or less; 2.70% for 3 to 6 months; 3.11% for 6 to 12 months; and 3.34% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 3.23%.

      Borrowings. Our borrowings consist of advances and repurchase agreements. At September 30, 2005, we had access to additional Federal Home Loan Bank advances of up to $31.6 million based upon pledged mortgages and an additional $522.6 million on a collateralized basis. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank and other advances and repurchase agreements at the dates and for the years indicated.

                                                     At or For the Years Ended September 30,
                                                  ---------------------------------------------
                                                      2005             2004             2003
                                                  -----------      -----------      -----------
                                                             (Dollars in thousands)
Balance at end of year                            $   442,203      $   214,909      $   164,757
Average balance during year                           394,079          159,948          112,248
Maximum outstanding at any month end                  442,203          214,910          164,757
Weighted average interest rate at end of year            3.78%            2.97%            2.98%
Average interest rate during year                        3.38%            3.17%            3.83%

Activities of Subsidiaries and Affiliated Entities

      Provident Municipal Bank is a wholly-owned subsidiary of Provident Bank. Provident Municipal Bank is a New York State-chartered commercial bank whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with banks, including federally chartered savings associations, such as Provident Bank. Provident Municipal Bank began operations in 2002, and at September 30, 2005 had $116.9 million in deposits from municipal entities in the communities served by Provident Bank.

      Provest Services Corp.I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank's customers. Through September 30, 2005, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. holds both residential and commercial real estate loans. WSB Funding was acquired in the Warwick acquisition and operates in the same manner as Provident REIT. Hardenburgh Abstract Company of Orange County Inc. ("Hardenburgh") is a title insurance agency that we acquired in connection with the acquisition of WSB. Hardenburgh had gross revenue from title insurance policies and abstracts of $1.6 million and net income of $377 thousand.

      At the time of our initial public offering, 46.7% of our common stock was sold to the public, and the remaining 53.3% was retained by Provident Bancorp, MHC, the successor to our original mutual savings association. The accounts of Provident Bancorp, MHC are not included in our consolidated financial statements for the year ending September 30, 2003.

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

Employees

      As of September 30, 2005, we had 508 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

      As a federally chartered savings association, Provident Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Provident Municipal Bank is regulated by the New York State Department of Banking and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance finds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. Provident Bank also is a member of, and owns stock in, the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Provident Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Provident Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Provident Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank's loan documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the New York State Department of Banking or Congress, could have a material adverse impact on Provident New York Bancorp, Provident Bank, Provident Municipal Bank and their respective operations.

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

      At September 30, 2005, Provident Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2005, Provident Bank was in compliance with the loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Provident Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Provident Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2005, Provident Bank maintained approximately 82.5% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

o the maximum amount of dividends that could be declared by Provident Bank without regulatory approval as of October 1, 2005 was $19,864,000 plus net income of the Bank for fiscal 2006

      Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

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

      Also effective July 1, 2001 , the Office of Thrift Supervision and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records, or information that could result in substantial harm or inconvenience to any customer. Provident Bank has implemented these guidelines, and such implementation did not have a material adverse effect on our operations.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Provident Bancorp, Inc. and its non-bank subsidiaries will be affiliates of Provident Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal banks and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

      At September 30, 2005, Provident Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Provident Bank are insured by the Savings Association Insurance Fund and, to a limited extent, the Bank Insurance Fund of the Federal Deposit Insurance Corporation,
generally up to a maximum of $100,000 per separately insured depositor. Provident Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance
Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of 0.0144% of insured deposits to fund interest payments on bonds maturing in 2017 through 2019 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

      Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1 % of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2005, Provident Bank was in compliance with this requirement. As of December 1, 2005 new capital standards will be implemented. Based on our assets and borrowings, as of September 30, 2005 we will be required to purchase an additional $1.2 million of stock in the Federal Home Loan Bank of New York.

Federal Reserve System

      Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2005, Provident Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      The USA PATRIOT Act of 2001 gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Act is the International Money
Laundering Abatement and Anti-Terrorist Financing Act of 2001, which includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The provisions of the USA PATRIOT Act affecting banking organizations are generally set forth as amendments to the Bank Secrecy Act. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, such as Provident Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and restrictions relating to private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States.) Federal law also requires all U.S. persons to comply with economic restrictions and trade sanctions administered and enforced by the Office of Foreign Assets Control ("OFAC"). OFAC rules apply to all financial institutions through which funds might travel. We have established policies, procedures and systems designed to comply with the USA PATRIOT Act and implementing regulations, as well as with OFAC.

Holding Company Regulation

      Provident Bancorp is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Provident Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Provident Bank.

      Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Provident Bancorp is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank
Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another bank or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire banks, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the bank involved the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as Provident. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things:
(i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company's securities by the Chief Executive Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients;
(vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods;
(vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities law.

      The Company's Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports filled with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. The Company has existing policies, procedures and systems designed to comply with the Sarbanes-Oxley Act.

ITEM 1A. Risk Factors
---------------------

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

      At September 30, 2005, our portfolio of commercial real estate loans totaled $497.9 million, or 36.6 % of total loans, our commercial business loan portfolio totaled $148.8 million, or 10.9%, and our portfolio of construction loans totaled $66.7 million, or 4.9% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one to four family residential mortgage loans because repayment of these loans often depends on the successful business operations on the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill Could Reduce Our Earnings.

      We are required by accounting principles generally accepted in the United States of America to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2005, if our goodwill were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders' equity would be approximately $3.62 per share.

We May Have Difficulty Managing Our Growth, Which May Divert Resources and Limit Our Ability to Successfully Expand Our Operations.

      We have experienced substantial growth from acquisitions, from $757.9 million of total assets and $595.1 million of total deposits at December 31, 1998 to $2.6 billion of total assets and $1.7 billion of total deposits at September 30, 2005.

      Since 1998, we have expanded our branch network by both acquiring financial institutions and establishing de novo branches. At September 30, 1998, we had 11 branch offices, compared to 35 branches at September 30, 2005.

      We have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish an infrastructure to support future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner, and we may discover deficiencies in our existing systems and controls. Thus, we cannot assure you that our growth strategy will not place a strain on our administrative and operational infrastructure or require us to incur additional expenditures beyond current projects to support our future growth. Our future profitability will depend in part on our continued ability to grow. We cannot assure you that we will be able to sustain our historical growth rate or continue to grow at all, absent acquisitions.

Provident New York Bancorp's Financial Success Depends on the Successful Integration of its Recent Acquisitions.

      On October 1, 2004, we completed an acquisition of Warwick Community Bancorp. (WCB). Our future growth and profitability depends, in part, on our ability to successfully manage the combined operations of WCB as well as the operations of E.N.B. Holding Company, which was acquired on January 14, 2004. We cannot assure you that our plan to integrate and operate the combined operations will be timely or efficient, or that we will successfully retain existing customer relationships of WCB.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

      Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the New York metropolitan area in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Rockland and Orange Counties, New York. We also have a branch presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

      Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin. The bank's average cost of interest-bearing liabilities has increased, and, although the average asset yields increased this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities. Should the yield curve continue to remain "flat", a continued decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from an increasing volume of assets.

      We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

      Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2005, our investment and mortgage-backed securities available for sale totaled $823.0 million. Unrealized losses on securities available for sale, net of tax, amounted to $8.2 million and are reported as a separate component of stockholders' equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

We Will Be  Required  to  Change  the Way We  Recognize  Expense  for Our  Stock
Options.

      We  account  for our  stock  option  plan in  accordance  with  Accounting
Principles  Board  ("APB")  Opinion

No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, we recognize compensation expense only if the exercise price of an option is less than the fair value of the underlying stock on the date of the grant. As of October 1, 2005 we will change our method of accounting for stock options granted. Statement of Financial Accounting Standards No.123R, "Accounting for Stock Based Compensation," Under Statement of Financial Accounting Standards No. 123R, the grant-date fair value of options is recognized as compensation expense over the vesting period. Our net income will decrease by approximately $939,000 per year based on options currently granted, using the fair-value-based method of accounting for stock options. Our diluted earnings per share will decrease by approximately $0.02 per share.

A Breach of Information Security Could Negatively Affect our Earnings.

      Increasingly, we depend upon date processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We are Subject to Heightened Regulatory Scrutiny with respect to Bank Secrecy and Anti-money Laundering Statutes and Regulations.

      Recently, regulators have intensified their focus on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

Various Factors May Make Takeover Attempts More Difficult to Achieve.

      Our Board of Directors has no current intention to sell control of Provident Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Provident Bancorp without the consent of our Board of Directors. You may want a take over attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

      Office of Thrift Supervision regulations. Office of Thrift Supervision regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the direct or indirect acquisition of more than 10% of any class of equity security of a converted bank without the prior approval of the Office of Thrift Supervision. We completed our mutual-to-stock conversion on January 14, 2004.

      Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of Provident Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. There provisions include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations and the election of directors to staggered terms of three years. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

      Required  change in control  payments  and  issuance of stock  options and recognition and retention plan shares. We have entered into employment agreements with certain executive officers, which will require payments to be made to them in the event their employment is terminated following a change in control of Provident Bancorp or Provident Bank. We have also adopted the 2004 Provident Bancorp, Inc. Stock Option Plan to permit additional issuance of stock options and recognition and retention plan shares to key employees and directors that will require payments to them in connection with a change in control of Provident Bancorp. We have granted additional restricted shares and options under this plan. These payments will have the effect of increasing the cost of acquiring Provident Bancorp, thereby discouraging future takeover attempts.

ITEM 1B. Unresolved Staff Comments
----------------------------------

      Not Applicable.

ITEM 2. Properties
------------------

      As of September 30, 2005, Provident Bank leased 19 properties, including its headquarters location, from third parties. In addition, Provident Bank owns 17 properties. At September 30, 2005, the net book value of our properties was $26.1 million. The following is a list of our locations:

Corporate Office, Commercial Lending Division, and Investment Management and Trust Department:

400 Rella Boulevard #
Montebello, NY 10901
(845) 369-8040

ROCKLAND COUNTY, NY
-------------------
AIRMONT *                                    SUFFERN *                            WALLKILL EAST *
 196 Route 59, Airmont 10901                 71 Lafayette Ave., Suffern 10901     1 Industrial Dr., Middletown 10941
 (845) 369-8360                              (845) 369-8350                       (845) 695-2265

                                             ORANGE COUNTY, NY
                                             -----------------
BARDONIA #                                   BLOOMING GROVE *                     WALLKILL PLAZA #
715 Route 304, Bardonia 10954                815 Route 208, Monroe 10950          400 Route 211 East, Middletown 10940
(845) 623-6340                               (845) 782-4111                       (845) 344-0125

CONGERS #                                    CHESTER #                            WARWICK #
  1 Lake Rd. West, Ste.1, Congers 10920      69 Brookside Ave.,                   18 Oakland Ave., Warwick 10990
 (845) 267-2180                              Chester 10918                        (845) 986-2206
                                             (845) 469-2255

HAVERSTRAW #                                 FLORIDA *                            WARWICK #  (Shoprite)
38-40 New Main St., Haverstraw 10927         7 Edward J. Lempka Dr.,              153 Route 94 South, Warwick 10990
(845) 942-3880                               Florida 10921                        (845) 986-9540
                                             (845) 651-4091

MOUNT IVY #   (Pomona)                       GOSHEN #                             WOODBURY #
1633 Route 202, Pomona 10970                 60 Matthews St., Goshen 10924        556 Route 32, Highland Mills 10930
(845) 364-5690                               (845) 294-8353                       (845) 928-6855

                                                                                  ULSTER COUNTY
                                                                                  -------------
NANUET #                                     HARRIMAN #                           ELLENVILLE *
44 West Route 59, Nanuet 10954               300 Larkin Dr., Monroe 10950         70 Canal St., Ellenville 12428
(845) 627-6180                               (845) 782-7226                       (845) 647-4300

NEW CITY *                                   MIDDLETOWN #   (Shoprite)            KERHONKSON *
179 South Main St. New City 10956            125 Dolson Ave.,                     6100 Route 209, Kerhonkson 12446
(845) 639-7750                               Middletown 10940                     (845) 626-3500
                                             (845) 342-5777

                                                                                  SULLIVAN COUNTY
                                                                                  ---------------
NEW CITY II #  (Shoprite)                    MONROE *                             SOUTH FALLSBURG *
42 North Main St., New City 10956            591 Route 17M, Monroe 10950          5250 Main St., South Fallsburgh 12779
(845) 639-7650                               (845) 782-8166                       (845) 434-3070

ORANGBURG *                                  NEWBURGH #                           WOODRIDGE *
375 Route 303, Orangeburg, 10962             1425 Route 300, Newburgh 12550       13 Broadway, Woodridge 12789
(845) 398-4810                               (845) 566-6600                       (845) 434-6440

                                                                                  PUTNAM COUNTY
                                                                                  -------------
PEARL RIVER #  (Shoprite)                    NEWBURGH *  (Stony Brook)            CARMEL *
26 North Middletown, Pearl River 10965       200 Stony Brook Ct.,                 1875 Route 6, Carmel 10512
(845) 627-6170                               Newburgh 12550                       (845) 225-2265
                                             (845) 561-1000

SPRING VALLEY *                              PINE BUSH #                         Towncenter Bank [LOGO]
72 W. Eckerson Rd.,                          2380 Route 52, Pine Bush 12566             a division of Provident Bank, New York
Spring Valley 10977                          (845) 744-2088
(845) 426-7230

                                                                                  BERGEN COUNTY, NJ
                                                                                  -----------------
STONY POINT *                                SLATE HILL *                         LODI #
148 Route 9W,  Stony Point 10980             1992 Route 284, Slate Hill 10973     2 Arnot St., Lodi 07644
(845) 942-3890                               (845) 355-6181                       (973) 591-1400

                                                                                  * Owned   # Leased

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

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      No matters were submitted to a vote of stockholders during the quarter ended September 30, 2005.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

(A)

      The shares of common stock of Provident New York Bancorp are quoted on the Nasdaq National Market ("NASDAQ") under the symbol "PBNY." Prior to June 29, 2005 the Company traded on the NASDAQ under the symbol "PBCP". As of September 30, 2005, Provident Bancorp had 11 registered market makers, 6,488 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 43,505,659 shares outstanding.

The following table sets forth market price and dividend information for the common stock for the past two fiscal years. Information prior to January 14, 2004 has been restated to reflect the 4.4323-to-1 stock split in conjunction with the Company's second-step stock offering.

                                                               Cash Dividends
   Quarter Ended               High              Low               Declared
---------------------       ----------      ------------      -----------------

September 30, 2005            $12.60           $11.33               $0.05
June 30, 2005                  12.17            10.13                0.045
March 31, 2005                 13.21            12.04                0.045
December 31, 2004              13.76            11.50                0.04

September 30, 2004             11.75            10.58                0.04
June 30, 2004                  11.90            10.25                0.04
March 31, 2004                 12.15            10.64                0.035
December 31, 2003              10.87             9.33                0.035

      Payment of dividends on Provident Bancorp's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Repurchases of the Company's shares of common stock during the fourth quarter of the fiscal year ended September 30, 2005 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2005.

(B)

Not Applicable

(C)

                                      Issuer Purchases of Equity Securities
                                      -------------------------------------

                                                                                        Maximum Number
                                                                 Total Number of        (or Approximate
                                                   Average      Shares (or Units)      Dollar Value) of
                                 Total Number       Price       Purchased as Part      Shares (or Units)
                                   of Shares        Paid            of Publicly         that may yet be
                                  (or Units)      per share      Announced Plans      Purchased Under the
                                 Purchased (1)    (or Unit)      or Programs (2)      Plans or Programs
                                 -------------    ---------      ---------------      -----------------
Period (2005)
July 1 - July 31                           --     $      --                --             1,650,600
August 1 - August 31                  269,548         11.90           261,800             1,388,800
September 1 - September 30            100,118         11.97            81,400             1,307,400
                                  -----------     ---------         ---------

        Total                         369,666     $   11.92           343,200
                                  ===========     =========         =========

(1) The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company's stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

(2) The Company announced in May, 2005 that it authorized the repurchase of 2,200,000 shares, or approximately 5% of common shares currently outstanding, having completed its first repurchase program of 2,295,000 shares in May, (2005.)

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

                                                                                      At September 30,
                                                         --------------------------------------------------------------------------
                                                             2005          2004             2003           2002             2001
                                                         -----------    -----------     -----------     -----------     -----------
                                                                                       (In thousands)
Selected Financial Condition Data:

Total assets                                             $ 2,597,362    $ 1,826,151     $ 1,174,305     $ 1,027,701     $   881,260
Loans, net (1)                                             1,340,065       (980,281)       (703,184)       (660,816)       (606,146)
Securities available for sale                                822,952        534,297         300,715         206,146         163,928
Securities held to maturities                                 70,949         69,078          73,544          86,791          71,355
Deposits                                                   1,726,401      1,239,532         869,553         799,626         653,100
Borrowings                                                   442,203        214,909         164,757         102,968         110,427
Equity                                                       395,157        349,512         117,857         110,867         102,620

                                                                                   Years Ended September 30,
                                                         --------------------------------------------------------------------------
                                                           2005(10)         2004            2003            2002            2001
                                                         -----------    -----------     -----------     -----------     -----------
                                                                                       (In thousands)
Selected Operating Data:


Interest and dividend income                             $   115,270    $    74,508     $    57,790     $    59,951     $    60,978
Interest expense                                              29,400         12,982          12,060          17,201          26,244
                                                         -----------    -----------     -----------     -----------     -----------
    Net interest income                                       85,870         61,526          45,730          42,750          34,734
Provision for loan losses                                        750            800             900             900           1,440
                                                         -----------    -----------     -----------     -----------     -----------
    Net interest income after provission for loan
    losses                                                    85,120         60,726          44,830          41,850          33,294
Non-interest income                                           17,908         11,573           9,555           5,401           4,706
Non-interest expense                                          70,582         56,146          36,790          32,161          26,431
                                                         -----------    -----------     -----------     -----------     -----------
Income before income tax expense                              32,446         16,153          17,595          15,090          11,569
Income tax expense                                            11,204          5,136           6,344           5,563           4,087
                                                         -----------    -----------     -----------     -----------     -----------
    Net income                                           $    21,242    $    11,017     $    11,251     $     9,527     $     7,482
                                                         ===========    ===========     ===========     ===========     ===========

                                                  (footnotes on following pages)

                                                                       At or For the Years Ended September 30,
                                                           -----------------------------------------------------------------
                                                            2005(10)       2004(8)        2003         2002(9)        2001
                                                           ---------     ---------     ---------     ---------     ---------
Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average
     total assets)                                              0.84%         0.69%         1.04%         0.99%         0.87%
Return on equity (ratio of net income to average
     equity)                                                    5.16          3.94          9.92          8.92          7.71
Average interest rate spread (2)                                3.53          3.94          4.30          4.33          3.56
Net interest margin (3)                                         3.88          4.25          4.55          4.71          4.20
Efficiency ratio - GAAP(4)                                     68.01         76.81         66.55         66.79         67.02
Efficiency ratio - operating (11)                              63.02         67.68         67.74         65.28         66.54
Non-interest expense to average total assets                    2.79          3.49          3.40          3.36          3.06
Ratio of average interest-earning assets to
     average interest-bearing liabilities                     126.07        135.27        121.33        120.03        120.20

Per Share Related Data:

Basic earnings per share (7)                               $    0.49       $  0.30      $   0.33      $   0.28      $   0.22
Diluted earnings per share                                      0.49          0.29          0.32          0.27          0.22
Dividends per share                                             0.17          0.15          0.13          0.09          0.05
Dividend payout ratio (5)                                      34.69%        50.00%        39.39%        32.14%        22.73%
Book value per share (6)                                        9.08          8.82          3.35          3.13          2.89

Asset Quality Ratios:

Non-performing assets to total assets                           0.07%         0.15%         0.40%         0.49%         0.27%
Non-performing loans to total loans                             0.12          0.27          0.66          0.74          0.37
Allowance for loan losses to non-performing
     loans                                                  1,341.13        634.02        235.66        209.59        400.66
Allowance for loan losses to total loans                        1.62          1.74          1.55          1.55          1.48

Capital Ratios:

Equity to total assets at end of year                          15.21%        19.14%        10.04%        10.79%        11.64%
Average equity to average assets                               16.26         17.41         10.47         11.15         11.24
Tier 1 leverage ratio (bank only)                               8.20         11.28          8.14          8.45         10.20

Other Data:
Number of full service offices                                    35            27            18            17            15

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

(5) The dividend payout ratio represents dividends per share divided by basic earnings per share.

(6) Book value per share is based on total stockholders' equity and 43,505,659, 39,618,373, 35,221,365, 35,447,372, and 35,565,510 outstanding common shares at September 30, 2005, 2004, 2003, 2002 and 2001, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

(7) Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company's second step conversion in January 2004.

(8) Includes $5.0 million ($3.0 million after tax) and $773,000 ($464,000 after tax) for the establishment of the charitable foundation and merger integration costs, respectively.

(9) Includes $531,000 ($319,000 after tax) in merger integration costs. (10) Includes $1.124 million ($674,000 after tax) of merger integration costs.

(11) Reconciliation between GAAP efficiency ratio and adjusted (non-GAAP) efficiency ratio is as follows. This information is presented because the Company believes it more accurately reflects operations of the Company.

                                              2005            2004            2003            2002            2001
                                         ---------       ---------       ---------       ---------       ---------
Non-interest expense                     $  70,582       $  56,146       $  36,790       $  32,161       $  26,431
                                         -------------------------------------------------------------------------
Interest & non-interest income           $ 103,778       $  73,099       $  55,285       $  48,151       $  39,440
        GAAP efficiency ratio                68.01%          76.81%          66.55%          66.79%          67.02%

Non-interest expense                     $  70,582       $  56,146       $  36,790       $  32,161       $  26,431
less:
   merger integration costs                 (1,124)           (773)             (4)           (531)             --
   amortization of intangible assets        (3,939)         (2,063)           (438)           (286)           (359)
   Charitable foundation                                    (5,000)
                                         -------------------------------------------------------------------------
Adjusted non-interest expense            $  65,519       $  48,310       $  36,348       $  31,344       $  26,072

Interest & non-interest income           $ 103,778       $  73,099       $  55,285       $  48,151       $  39,440
   add: tax equivalent adjustment            1,241             736             377             325             273
less:
   gains on sales of securities               (369)         (2,455)         (2,006)           (461)           (531)
   gain on low income housing LLP             (681)             --
                                         -------------------------------------------------------------------------
Adjusted income                          $ 103,969       $  71,380       $  53,656       $  48,015       $  39,182
        Operating efficiency ratio           63.02%          67.68%          67.74%          65.28%          66.54%

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

General

      Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, gains (losses) on sales of loans and securities available for sale and net increases in the cash surrender value of bank-owned life insurance ("BOLI") contracts and title insurance fees. Our non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising and promotion expense, professional fees, core deposit amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

      The following is an analysis of the financial condition and results of the Company's operations. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data" and the description of the Company's business filed here within Part I, Item I, "Business."

Overview

      The Company provides financial services to individuals and businesses in New York and New Jersey. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in residential mortgages, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers wealth management services.

      Total assets increased to $2.6 billion at September 30, 2005 from $1.8 billion at September 30, 2004. This 42.2% increase resulted principally from the acquisition of WSB in October 2005, which added $703.7 million of assets as of the merger date. Also during 2005, the Company furthered its commercial lending and banking initiatives. Excluding the loans acquired with WSB, commercial loans increased 7.3%.

      Net income for the year ended September 30, 2005 increased 92.8% to $21.2 million, or $0.49 per diluted share from $11.0 million, or $0.29 per diluted share for the year ended September 30, 2004. Net income for fiscal 2004 included a $3.0 million after-tax charge ($0.08 per diluted share) for the formation of the Charitable Foundation. The increase is primarily due to the increase in interest earning assets acquired from WSB and to a lesser extent, internal growth. During 2005, the Company additionally benefited for a full year from the investment of funds raised in the 2004 offering, the acquisitions of ENB in January 2004, WSB in October 2005, increased commercial real estate and business lending activity. These benefits were partially offset by the impact of the low interest rate environment on its investment and loan portfolio yields, and high costs of deposits and borrowings, which reduced the Company's net interest margin.

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

      The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. See Note 3, Summary of Significant Accounting Policies
- Allowance for Loan Losses in our Notes to Consolidated Financial Statements for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.

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

      Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectibility is no longer considered doubtful.

Management Strategy

      We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to money center banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of individuals, businesses and municipalities in our market area focusing on core deposit generation and quarterly loan growth. This has resulted in a change in our business mix, providing a favorable platform for long-term sustainable growth. Highlights of management's business strategy are as follows:

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

      Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have established Sunday banking (in 1995) and extended service hours (since 1987). In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards.

      Growing and Diversifying our Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we have developed commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio while continuing to grow our residential mortgage and consumer lending businesses. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields.

      Expanding our Retail Banking Franchise. Management intends to continue the expansion of our retail banking franchise and to increase the number of households and businesses served in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and convenient access, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in continued growth in core deposits, which has improved our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in retail banking locations and technology to support exceptional service levels for Provident Bank's customers.

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

                                                                       Years Ended September 30,
                                  --------------------------------------------------------------------------------------------------
                                                  2005                              2004                            2003
                                  -------------------------------   ------------------------------  --------------------------------
                                    Average                            Average                        Average
                                  Outstanding              Yield/   Outstanding             Yield/  Outstanding               Yield/
                                     Balance    Interest    Rate       Balance    Interest   Rate     Balance     Interest     Rate
                                  -----------  ---------   ------   -----------  --------   ------   ----------   --------    ------
                                                                       (Dollars in Thousands)
Interest Earning Assets:
Loans(1)                          $ 1,288,829    $80,773    6.27%   $   886,749  $ 54,093    6.10%   $  683,102   $ 43,815    6.41%
Securities taxable                    835,754     31,361    3.75        508,123    18,865    3.71       290,717     12,885    4.25
Securities-tax exempt                  63,598      3,546    5.57         38,505     2,102    5.46        18,861      1,078    4.79
Other                                  25,420        831    3.27         12,626       184    1.46        11,804        389    3.30
                                  -----------  ---------            -----------  --------            ----------   --------
    Total Interest-earnings
     assets                         2,213,601    116,511    5.26      1,446,003    75,244    5.20     1,004,484     58,167    5.79
                                               ---------                         --------                         --------
Non-interest earning assets           317,945                           161,591                          78,078
                                  -----------                       -----------                      ----------
    Total assets                  $ 2,531,546                       $ 1,607,594                      $1,082,562
                                  ===========                       ===========                      ==========
Interest Bearing Liabilities:
Savings deposits(2)               $   545,829      3,070    0.56    $   356,998     1,570    0.44       276,527      1,497    0.54
Money market deposits                 228,197      2,646    1.16        150,866       859    0.57       121,840        955    0.78
NOW deposits                          153,058        509    0.33         88,677       189    0.21        77,165        200    0.26
Certificates of deposit               434,644      9,851    2.27        311,197     5,283    1.70       240,141      5,123    2.13
Borrowings                            394,079     13,324    3.38        161,272     5,081    3.15       112,248      4,285    3.83
                                  -----------  ---------            -----------  --------            ----------   --------
    Total interest-bearing
      liabilities                   1,755,807     29,400    1.67      1,069,010    12,982    1.21       827,921     12,060    1.46
Non-interest bearing deposits         349,507                           229,530                         128,544
Other non-interest bearing
 liabilities                           14,587                            29,166                          12,728
                                  -----------                       -----------                      ----------
    Total liabilities               2,119,901                         1,327,706                         969,193
      Stockholders' equity            411,645                           279,888                         113,369
                                  -----------                       -----------                      ----------
    Total liabilities and
Stockholders' equity              $ 2,531,546     87,111            $ 1,607,594    62,262            $1,082,562     46,107
                                  ===========  ---------            ===========  --------            ==========   --------
Less tax equivalent
  adjustment                                      (1,241)                            (736)                            (377)
                                               ---------                         --------                         --------
Net Interest income                            $  85,870                         $ 61,526                         $ 45,730
                                               =========                         ========                         ========
Net interest rate spread(3)                                 3.59%                            3.99%                            4.33%
Net Interest-earning assets(4)    $   457,794                       $   376,993                      $  176,563
                                  ===========                       ===========                      ==========
Net interest margin(5)                                      3.94%                            4.31%                            4.59%
Ratio of interest-earning
  assets to interest bearing
  liabilities                                     126.07%                          135.27%                          121.33%
                                               =========                         ========                         ========

--------------------------------------------------------------------------------

(1) Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses.

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

                                     -------------------------------------------------------------------------------------
                                                   2005 vs. 2004                                 2004 vs. 2003
                                     ----------------------------------------     ----------------------------------------
                                      Increase (Decrease) Due        Total         Increase (Decrease) Due         Total
                                                 to                 Increase                  to                 Increase
                                       Volume          Rate        (Decrease)        Volume         Rate        (Decrease)
                                     ----------     ----------     ----------     ----------     ----------     ----------
                                                                        (In thousands)
Interest-earning assets:
    Loans                            $   25,894     $      785     $   26,679     $   13,160     $   (2,882)    $   10,278
    Securities taxable                   12,291            205         12,496          8,351         (2,371)         5,980
    Securities tax exempt                 1,397             47          1,444          1,075            (51)         1,024
                                            291            357            648             25           (230)          (205)
                                     ----------     ----------     ----------     ----------     ----------     ----------

       Total interest-earning
          assets                         39,873          1,394         41,267         22,611         (5,534)        17,077
                                     ----------     ----------     ----------     ----------     ----------     ----------
Interest-bearing
    liabilities:
    Savings deposits                        990            510          1,500            383           (310)            73
    Money market deposits                   592          1,195          1,787            195           (291)           (96)
    NOW deposits                            179            141            320             29            (40)           (11)
    Certificates of deposit               2,475          2,093          4,568          1,323         (1,163)           160
    Borrowings                            7,845            397          8,242          1,641           (845)           796
                                     ----------     ----------     ----------     ----------     ----------     ----------

       Total interest-bearing
          liabilities                    12,081          4,336         16,417          3,571         (2,649)           922
                                     ----------     ----------     ----------     ----------     ----------     ----------
    Less tax equivalent
       adjustment                          (490)           (15)          (505)          (377)            18           (359)
                                     ----------     ----------     ----------     ----------     ----------     ----------
Change in net interest
       income                        $   27,302     $   (2,957)    $   24,345     $   18,663     $   (2,867)    $   15,796
                                     ==========     ==========     ==========     ==========     ==========     ==========

Comparison of Financial Condition at September 30, 2005 and September 30, 2004

      Total assets as of September 30, 2005 were $2.6 billion, an increase of $771.2 million, or 42.2%, over assets of $1.8 billion at September 30, 2004. The increase was primarily due to the October 2004 acquisition of Warwick, whose assets totaled $703.7 million on the merger date, and the purchase of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg, New York, which added $23.3 million of assets in the third quarter of 2005, as well as internal growth of the Company. Goodwill increased by $92.4 million from September 30, 2004 as a result of the completion of the Warwick acquisition, and core deposit intangibles increased by $8.1 million, net of $3.9 million in amortization, from September 30, 2004 as a result of the Warwick and the South Fallsburg HSBC branch acquisitions.

      Net loans as of September 30, 2005 were $1.3 billion, an increase of $359.8 million, or 36.7%, over net loan balances of $980.3 million at September 30, 2004. Loans acquired from WSB totaled $288.2 million, while allowances for loan losses acquired in connection with WSB were $4.9 million, or 1.7% of WSB's outstanding loan balances. Inclusive of Warwick loans acquired, commercial loans increased by $226.6 million, or 46.5%, over balances at September 30, 2004. Consumer loans increased by $61.8 million, or 47.6%, during the year ended
September 30, 2005, while residential loans increased by $76.0 million, or 20.0%. Total loan originations increased from $357.1 million for the year ended September 30, 2004 to $515.4 million for the year ended September 30,

2005. However, repayments and sales of loans have also increased from $294.2 million for 2004 to $442.1 million for the year ended September 30, 2005. Loan quality continues to be strong. At $1.6 million, non-performing loans as a percentage of total loans was 0.12%, as opposed to 0.27% at September 30, 2004.

      Securities increased by $290.5 million, or 48.2%, to $893.9 million at September 30, 2005 from $603.4 million at September 30, 2004. Securities acquired from Warwick totaled $298.2 million. Investments were made primarily in mortgage-backed securities, which increased by $182.3 million, or 50.7%, and in U.S. Government and federal agency securities, which increased by $108.2 million, or 44.3% and tax exempt securities which increased by $41.6 million or 85%.

      Deposits as of September 30, 2005 were $1.7 billion, up $486.9 million, or 39.3%, from the balance at September 30, 2004. Deposits acquired from Warwick and HSBC totaled $475.1 million and $23.3 million, respectively. As of September 30, 2005, retail and commercial transaction accounts were 31.9% of deposits compared to 30.0% at September 30, 2004.

      Borrowings increased by $227.3 million from $214.9 million at September 30, 2004 to $442.2 million at September 30, 2005. $160 million of the increase is related to the borrowings assumed from Warwick.

      Stockholders' equity increased by $45.6 million to $395.2 million at September 30, 2005 compared to $349.5 million at September 30, 2004. Shares of common stock with a value of $74.6 million were issued for the purchase of Warwick. Net income of $21.2 million and ESOP allocations of $809,000 for the fiscal year also increased equity. Partially offsetting the increases were the payments of cash dividends totaling $7.5 million and a decrease of $8.0 million in other comprehensive income due to unrealized losses on available for sale securities. Since September 30, 2004, we have purchased a total of 3.2 million treasury shares, which further decreased stockholders' equity by $38.0 million.

      As of September 30, 2005, 1,307,400 shares remain under our previously announced repurchase authorization. Also during 2005, 762,400 shares of restricted stock were granted from treasury shares. Tier I capital to assets stands at 9.6% at September 30, 2005.

Comparison of Operating Results for the Years Ended September 30, 2005 and
--------------------------------------------------------------------------
September 30, 2004
------------------

      Net income for the year ended September 30, 2005, was $21.2 million. This compares to $11.1 million for the year ended September 30, 2004. Diluted earnings per share were $0.49 for the year ended September 30, 2005 compared to $0.29 for the prior fiscal year. Earnings per share results for the prior year have been restated to reflect the 4.4323-to-one exchange ratio as a result of the Company's second-step conversion in 2004.

      Interest Income. Interest income for the year ended September 30, 2005 increased to $115.3 million, an increase of $40.8 million, or 54.7%, compared to the prior year. The increase was primarily due to higher average balances of loans and securities, along with higher yields in both asset classes. Average interest-earning assets for the year ended September 30, 2005 were $2.2 billion, an increase of $767.6 million, or 53.1%, over average interest-earning assets for the year ended September 30, 2003 of $1.4 billion. Average loan balances grew by $402.1 million and average balances of securities and other earning assets increased by $365.5 million. On a tax-equivalent basis, average yields on interest earning assets increased by six basis points to 5.26% for the year ended September 30, 2005, from 5.20% for the year ended September 30, 2004. Higher market interest rates were the primary reason for the increase in asset yields.

      Interest income on loans for the year ended September 30, 2005 grew 49.3% to $80.7 million from $54.1 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2005 increased to $46.5 million, up 77.6% from commercial loan interest income of $26.2 million for the prior fiscal year. Average balances of commercial loans grew $299.1 million to $684.8 million, with no change in the average yield. Interest income on consumer loans increased by $3.6 million, or 70.2%. Our fixed-rate consumer loans have short average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $25.6 million for the year ended September 30, 2005, up $2.8 million, or 12.1%, from the prior year.

      Interest income on securities and other earning assets increased to $34.5 million for the year ended September 30, 2005, compared to $20.4 million for the prior year. This was due to a tax-equivalent increase of eight basis points in yields along with the $365.5 million increase in the average balances of securities and other earning assets.

      Interest Expense. Interest expense for the year ended September 30, 2005 increased by $16.4 to $29.4 million, an increase of 126.5% compared to interest expense of $13.0 million for the prior fiscal year. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $686.8 million, or 64.3%, which resulted primarily from the Warwick and HSBC
South Fallsburg branch acquisitions. In addition, average rates paid on interest-bearing liabilities for the year ended September 30, 2005 increased by 46 basis points to 1.67% from 1.21% in fiscal 2004. The average interest rate paid on certificates of deposit increased by 57 basis points to 2.27% for the year ended September 30, 2005, from 1.70% for the prior year. For the year ended September 30, 2005, average balances of lower cost savings and money market accounts increased by $188.8 million and $77.3 million, respectively, while average balances of certificates of deposit increased by $123.4 million compared to the year ended September 30, 2004. The average interest rate paid on savings and money market accounts increased by 12 and 59 basis points to 0.56% and 1.16%, respectively, for the year ended September 30, 2005, from 0.44% and 0.57% for the prior year.

      Net Interest Income for the fiscal year ended September 30, 2005 was $85.9 million, compared to $61.5 million for the year ended September 30, 2004, an increase of $24.3 million or 39.6%. Interest income increased $40.8 million to $115.3 million for the fiscal year ending September 30, 2005, compared to $74.5 million for the prior year. The increase in interest income was largely due to a $767.6 million increase in average interest-earning assets to $2.2 billion during the year ended September 30, 2005, as compared to $1.4 billion for the prior fiscal year. The increase is primarily due to the Warwick acquisition and continued internal growth. An increase in average yield on earning assets of six basis points, from 5.20% to 5.26%, on a fully taxable equivalent basis, also contributed to the increase in net interest income. Average yields increased in both the loan and securities and other earning assets portfolios, of 17 basis points and eight basis points, respectively, with the overall yield on total interest-earning assets increasing in every category. Interest expense increased by $16.4 million for the fiscal year ended September 30, 2005 from $13.0 million for the year ended September 30, 2004, to $29.4 million, as average interest-bearing liabilities increased by $686.8 million and the average cost of interest-bearing liabilities increased 46 basis points. The net interest margin declined by 37 basis points to 3.94%, while the net interest spread declined by 40 basis points to 3.59%, due to the assets acquired in the Warwick acquisition being recorded at then-current market interest rates and the increase in short-term interest rates. This change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The Federal Reserve has increased short-term rates eleven times since May 2004, increasing the target federal funds rate from 1% to 3.75%. Conversely, the 10-year treasury rate has decreased from an average of 4.29% for the fiscal year ended September 30, 2004 to 4.20% for the year ended September 30, 2005. The Bank's average cost of interest-bearing liabilities has increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities Should the yield curve continue to "flatten," a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income generated from an increasing volume of assets.

      Provision for Loan Losses. We recorded $750,000 and $800,000 in loan loss provisions for the year ended September 30, 2005 and September 30, 2004, respectively. At September 30, 2005 the allowance for loan losses totaled $22.0 million, or 1.62% of the loan portfolio, compared to $17.4 million, or 1.74% of the loan portfolio at September 30, 2004. Net charge-offs for the years ended September 30, 2005 and 2004 were $975,000 and $266,000, respectively (an annual rate of 0.07% and 0.03%, respectively, of the average loan portfolio). The $709,000 increase occurred primarily due to the increase in volume and loans acquired through our acquisitions.

      The provision for loan losses was primarily attributable to growth in the loan portfolio of $364.4 million, representing an increase of 36.5%, which included $288.2 million of loans acquired, along with $4.9 million in acquired allowance for loan losses, as part of our acquisition of WSB. In addition, higher risk loan categories, primarily commercial real estate loans and commercial business loans, provided most of this increase. However, non-performing loans decreased $1.1 million from September 30, 2004, to $1.6 million at September 30, 2005.

      We increased the percentage allowance requirements in the retail loan portfolio to reflect the increase in home equity lines of credit, as they are considered somewhat more risky than first mortgage loans, because they are secured by second mortgages, and are tied to a recently increasing prime rate. We also increased the percentage allowance in the commercial loan portfolio to reflect the potential impact of loan growth in new adjacent markets, and continued growth in larger, more complex loans. There has also been a slight increase in the risk ratings of the performing loan portfolio.

      Non-interest income was $17.9 million for the fiscal year ended September 30, 2005 compared to $11.6 million for the prior fiscal year. Deposit fees and service charges increased by $3.8 million, or 57.5% to $10.4 million, of which $1.8 million was generated from the acquired Warwick branches, while $2.0 million was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Loan fees and late charges increased by $679,000 or 81.6% to $1.5 million largely due to pre-payment penalties. Income derived from the Company's BOLI investments increased by $1.2 million, or 224.3%, due to the additional BOLI investment of $24.1 million ($13.3 million of which were added from the WSB acquisition), and the receipt of death benefit proceeds. Title insurance fee income derived from the new Hardenburgh Abstract Company, Inc. was $1.6 million. Gains on the sale of securities were $369,000 for the 2005 fiscal year compared to $2.5 million for the prior fiscal year. During the year ended September 30, 2005, the Company also recorded gains on sales of loans totaling $206,000 compared to $320,000 for the prior year. For the year ending September 30, 2005, there was of $681,000 in income pertaining to our investment as a limited partner in a low-income housing partnership. The investment had been amortized quarterly since 1996 in excess of our interest in the partnership. There was no material impact on any quarter in the affected periods.

      Non-interest expense for the fiscal year ended September 30, 2005 increased by $14.4 million, or 25.7%. Excluding the 2004 charge of $5.0 million, pre-tax, for the Charitable Foundation, non-interest expenses for the year ended September 30, 2005 increased by $19.4 million, or 38.0%, to $70.6 million, compared to $51.1 million for the same period in 2004. The acquisitions of ENB in January 2004 and Warwick in October 2004 played a major role in the increases in most categories. Compensation and employee benefits increased by $8.6 million, or 37.3%, to $31.6 million for the year ended September 30, 2005. The increase was primarily attributable to the acquisitions. Occupancy and office operations increased by $2.8 million, or 42.2%, for the year ended September 30, 2005, almost all of which was attributable to the acquisitions. Advertising and promotion increased $1.1 million or 51.3%, primarily as a result of the Company's new brand identity and the additional promotions in the Orange County market. Amortization of core deposit intangible increased by $1.9 million as a result of acquired deposits. Data and check processing expense increased $1.1 million, or 31.2%, primarily due to the higher level of services related to the accounts acquired in the mergers and in the acquisition of the new HSBC South Fallsburg branch. Other expenses increased by $2.5 million, or 44.4%, primarily due to increases in correspondent bank expense, postage, telephone expense, loan servicing and credit report expenses, and insurance premium expense, all of which directly related to the increased size of Provident Bank following the mergers. ATM and debit card expense increased $550,000, or 68.2%, primarily as a result of the increase in the number of accounts.

      Income Taxes. Income tax expense was $11.2 million for the fiscal year ended September 30, 2005 compared to $5.1 million for fiscal 2004, representing effective tax rates of 34.5% and 31.8%, respectively. The higher effective rate in fiscal 2005 is primarily attributable to the lower proportion of non-taxable securities to taxable, an increase in state taxes, and the release of tax contingency reserves in 2004 that did not occur in 2005. These increases were partially offset by a relative decrease in nondeductible stock-based compensation expense.

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after-tax charge for establishing the charitable foundation, and the after-tax effect of expenses associated with merging acquired operations into the Company as well as a one time recognition of income from a limited partnership. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity and the establishment of the charitable foundation in reported results. The following table describes the effect of the Non-GAAP results.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                                                        For the year ended September 30,
                                                                       ---------------------------------
                                                                          2005                   2004
                                                                       ----------             ----------
            Diluted earnings per share                                 $     0.49             $     0.29
            Charge for establishment of
            charitable foundation (1)                                                               0.08
            Merger integration expenses (1)                                  0.02                   0.01
            Income from partnership in low income housing (1)               (0.01)
            Rounding                                                                                0.01
                                                                       ----------             ----------

            Diluted net operating earnings per share                   $     0.50             $     0.39
                                                                       ==========             ==========

            Net Income                                                 $   21,242             $   11,017
            Charge for establishment of
            charitable foundation (1)                                                              3,000
            Merger integration expenses (1)                                   674                    464
            Income from partnership in low income housing (1)                (409)
                                                                       ----------             ----------

            Net operating income                                       $   21,507             $   14,481
                                                                       ==========             ==========

            ----------
            (1)   After related tax effect at 40% marginal rate

Comparison of Operating Results for the Years Ended September 30, 2004 and
--------------------------------------------------------------------------
September 30, 2003 Comparison of
--------------------------------

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

      The provision for loan losses was primarily attributable to growth in the loan portfolio of $55.9 million, representing an increase of 9.09%. In addition, higher risk loan categories, primarily commercial real estate loans and commercial business loans provided most of this increase. In January 2004, we acquired $219.2 million in loans as part of our acquisition of ENB. $5.7 million of allowance for loan losses was acquired and recorded for the addition of the loan portfolio of ENB. The allowance for loan losses was also increased as loans that were delinquent, criticized or classified grew to $9.0 million at September 30, 2002 from $7.5 million at September 30, 2001, an increase of $1.5 million. An increase in commercial mortgage loans of $2.9 million was partially offset by a decrease in the retail categories (residential mortgages, equity lines of credit and consumer loans) of $1.2 million and a decrease in commercial and industrial loans of $294,000.

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

      Supplemental Reporting of Non-GAAP Results of Operations. The Company is providing supplemental reporting of its results on a "net operating" basis, from which the Company excludes the after-tax charge for establishing the charitable foundation, and the after-tax effect of expenses associated with merging acquired operations into the Company as well as a one time recognition of income from a limited partnership. Although "net operating income" as defined by the Company is not a GAAP measure, management believes that this information helps investors understand the effect of acquisition activity and the establishment of the charitable foundation in reported results. The following table describes the effect of the Non-GAAP results.

      Reconciliation of GAAP and Non-GAAP results of operations: A reconciliation of diluted earnings per share and net income with diluted net operating earnings per share and net operating income follows (in thousands, except per share amounts):

                                               For the year ended September 30,
                                               --------------------------------
                                                   2004                  2003
                                               -----------          -----------
Diluted earnings per share                     $      0.29          $      0.32
Charge for establishment of
    charitable foundation (1)                        (0.08)                  --
Merger integration expenses (1)                      (0.01)                  --
Rounding                                              0.01                   --
                                               -----------          -----------

Diluted net operating earnings per share       $      0.39          $      0.32
                                               ===========          ===========

Net Income                                     $    11,017          $    11,251
Charge for establishment of
    charitable foundation (1)                       (3,000)                  --
Merger integration expenses (1)                       (464)                  --
                                               -----------          -----------

Net operating income                           $    14,481          $    11,251
                                               ===========          ===========

(1)   After related tax effect at 40% marginal rate.

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

      The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2005 and 2004, the Company had no interests in non-consolidated special purpose entities.

      Lending Commitments. Lending commitments include loan commitments, standby letters of credit and unused business credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

      For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2005, commercial and retail loan commitments totaled $53.3 million. Standby letters of credit totaled $17.1 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business and personal lines, which totaled $230.0 million at September 30, 2005, are generally for short-term borrowings.

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

      The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2005. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                                           Payments Due by Period
                                               ---------------------------------------------------------------------------------
                                                 Less than      One to Three     Three to Five      More Than
Contractual Obligations                           One Year          Years            Years          Five Years          Total
------------------------------------------     ------------     ------------     -------------     ------------     ------------
Long-term debt ...........................     $    235,212     $     69,834     $      68,763     $     68,394     $    442,203
Standby letters of credit ................           16,734              377                30               --           17,141
Operating leases .........................            1,877            3,629             2,860           12,513           20,879
                                               ------------     ------------     -------------     ------------     ------------
   Total .................................     $    253,823     $     73,840     $      71,653     $     80,907     $    480,223
                                               ============     ============     =============     ============     ============
Commitments to extend credit .............     $     61,110     $     12,499     $       1,213     $    155,135     $    229,957
                                               ============     ============     =============     ============     ============

Impact of Inflation and Changing Prices

      The financial statements and related notes of Provident Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

      Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of residential one- to four-family and commercial real estate loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2005, 2004 and 2003, our loan originations totaled $515.4 million, $357.1 million and $451.1 million, respectively. Purchases of securities available for sale totaled $385.3 million, $468.4 million and $219.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. Purchases of securities held to maturity totaled $23.7 million, $12.2 million and $27.6 million for the years ended September 30, 2005, 2004 and 2003, respectively. These activities were funded primarily by deposit growth (a financing activity), and by principal repayments on loans and securities. Loan origination commitments totaled $53.3 million at September 30, 2005, and consisted of $44.8 million at adjustable or variable rates and $8.5 million at fixed rates. Unused lines of credit granted to customers were $230.0 million at September 30, 2005. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

      In December 2002 we invested $12.0 million in BOLI contracts and an additional $10.0 million in April 2005. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. BOLI contracts totaled $37.7 million at September 30, 2005.

      Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net (decrease)/increase in total deposits (excluding deposits acquired during 2005, 2004 and 2002 as part of the acquisitions of WSB, ENB and NBF, respectively) was $(11.7) million, $43.1 million and $69.9 million for the years ended September 30, 2005, 2004 and 2003, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2005 totaled $406.2 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us.

      We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances, of which $269.5 million was outstanding at September 30, 2005. At September 30, 2005 we had the ability to borrow an additional $31.6 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $522,569 by pledging securities not required to be pledged for other purposes as of September 30, 2005.

Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there some differences. The Company estimates that annual expense using the Black Scholes method beginning in fiscal 2006 will be approximately $1,151 or $939 after tax and the diluted earnings per share impact will be approximately $0.02. This impact does not include the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

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

In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections,' replacing APB Opinion No. 20 and FASB Statement No.3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time management believes this statement will have no impact on the reporting of our operations or financial condition.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer. " The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the provisions of this standard did not have a material impact on the results of future operations.

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

      The table below sets forth, as of September 30, 2005, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                              NPV                                               Net Interest Income
                        -------------------------------------------------      -------------------------------------------------
                                            Estimated Increase (Decrease)                              Increase (Decrease) in
    Change in                                         in NPV                     Estimated         Estimated Net Interest Income
 Interest Rates          Estimated         ------------------------------       Net Interest       -----------------------------
 (basis points)             NPV               Amount            Percent            Income             Amount            Percent
------------------      -----------        ------------      ------------      -------------       -----------        ----------
                                                        (Dollars in thousands)
      +300                $252,077           $(85,424)          -25.3%            $86,907            $(2,095)           -2.4%
      +200                 281,491            (56,010)          -16.6%             87,758             (1,244)           -1.4%
      +100                 310,784            (26,717)           -7.9%             88,535               (467)           -0.5%
         0                 337,501                                                 89,002
      -100                 349,054             11,553             3.4%             87,421             (1,581)           -1.8%
      -200                 351,352             13,851             4.1%             84,159             (4,843)           -5.4%

      The table set forth above indicates that at September 30, 2005, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience a 4.1% increase in NPV and a 5.4% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 16.6% decrease in NPV and a 1.4% decrease in net interest income.

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

      During the past fiscal year, the federal funds rate has increased from 1.75% to 3.75% while U.S. Treasury rates in the five year maturities have increased from 3.37% to 4.19% and in 10 year maturities from 4.12% to 4.32%. This "flattening" of the yield curve has had the effect of increasing the rate paid on interest bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank's portfolio. Continued flattening of the yield curve could cause further desintermediation of deposits into higher yielding liabilities and further increase the rate paid for short term borrowings while receiving little benefit on the yield earned on assets that are invested in periods beyond the period of short term interest rates and could cause a further decline in the market value of available sale securities without a commensurate change in the national market value of liabilities used in the calculation of "NPV".

ITEM 8. Financial statements and Supplementary Data
---------------------------------------------------

The following are included in this item:

(A)   Report of Management on Internal Control Over Financial Reporting

(B)   Report of Independent Registered Public Accounting Firm - Financial
      Statements

(C) Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting

(D) Consolidated Statements of Financial Condition as of September 30, 2005 and 2004

(E) Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003

(F) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended September 30, 2005, 2004 and 2003

(G) Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

(H)   Notes to Consolidated Financial Statements

      The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

        Report of Management on Internal Control Over Financial Reporting
        -----------------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:

      The management of Provident New York Bancorp, ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      The Company's management assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment we believe that, as of September 30, 2005, the company's internal control over financial reporting is effective based on those criteria.

      KPMG LLP, an independent registered public accounting firm that audited the financial statements in this Annual Report, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of September 30, 2005, which is included herein on page 59.


     /s/ George Strayton
     -------------------------------------------------
By:  George Strayton
     President, and    Chief Executive Officer
     (Principal Executive Officer)
     December 8, 2005


     /s/ Paul Maisch
     -------------------------------------------------
By:  Paul Maisch
     Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)
     December 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:

      We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 8, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
-------------------
New York, New York
December 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:

      We have  audited  management's  assessment,  included in the  accompanying
Report of Management on Internal Control Over Financial Reporting, that Provident New York Bancorp and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 8, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

New York, New York
December 8, 2005

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           September 30, 2005 and 2004
                  (Dollars in thousands, except per share data)

                                       Assets                                             2005             2004
                                                                                      -----------      -----------
Cash and due from banks                                                               $    64,117      $   107,571
Securities (including $297,359 and $54,819 pledged as collateral for borrowings in 2005 and 2004, respectively):
       Available for sale, at fair value (note 4)                                         822,952          534,297
       Held to maturity, at amortized cost (fair value of  $71,151 and $70,230 in
            2005 and 2004, respectively) (note 5)                                          70,949           69,078
                                                                                      -----------      -----------
               Total securities                                                           893,901          603,375
                                                                                      -----------      -----------
Loans (note 6):
       One- to four-family residential mortgage loans                                     456,794          380,749
       Commercial real estate, commercial business and construction loans                 713,471          486,904
       Consumer loans                                                                     191,808          129,981
       Allowance for loan losses                                                          (22,008)         (17,353)
                                                                                      -----------      -----------
               Total loans, net                                                         1,340,065          980,281
                                                                                      -----------      -----------
Loans held for sale                                                                            --              855
Federal Home Loan Bank ("FHLB") stock, at cost                                             21,333           10,247
Accrued interest receivable (note 7)                                                       10,594            6,815
Premises and equipment, net (note 8)                                                       32,101           16,846
Goodwill (note 3)                                                                         157,656           65,260
Core deposit intangible, net (note 3)                                                      13,770            5,624
Bank owned life insurance                                                                  37,667           13,245
Deferred income taxes, net (note 11)                                                       10,596            5,821
Other assets (notes 6, 11 and 12)                                                          15,562           10,211
                                                                                      -----------      -----------
               Total assets                                                           $ 2,597,362      $ 1,826,151
                                                                                      ===========      ===========
                      Liabilities and Stockholders' Equity
Liabilities:
       Deposits (note 9)                                                              $ 1,726,401      $ 1,239,532
       FHLB borrowings (note 10)                                                          442,203          214,909
       Mortgage escrow funds (note 6)                                                       4,122            2,526
       Other (note 11)                                                                     29,479           19,672
                                                                                      -----------      -----------
               Total liabilities                                                        2,202,205        1,476,639
                                                                                      -----------      -----------
Commitments and contingencies (notes 16 and 17)
Stockholders' equity (notes 1 and 15):
       Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
           none issued or outstanding)                                                         --               --
       Common stock (par value $0.01 per share; 75,000,000 shares authorized;
           45,929,552 shares and 39,655,167 shares issued; 43,505,659 shares
           and 39,618,373 shares outstanding in 2005 and 2004, respectively)                  459              397
       Additional paid-in capital                                                         345,631          269,325
       Unallocated common stock held by employee stock ownership
           plan ("ESOP") (note 12)                                                        (10,045)         (10,854)
       Treasury stock, at cost (2,423,893 shares in 2005 and 36,794 shares
           in 2004) (note 15)                                                             (28,195)            (432)
       Common stock awards under recognition and retention plan
           ("RRP") (note 12)                                                               (8,810)              --
       Retained earnings                                                                  104,484           91,373
       Accumulated other comprehensive loss, net of taxes (note 13)                        (8,367)            (297)
                                                                                      -----------      -----------
               Total stockholders' equity                                                 395,157          349,512
                                                                                      -----------      -----------
               Total liabilities and stockholders' equity                             $ 2,597,362      $ 1,826,151
                                                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended September 30, 2005, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                                             2005             2004            2003
                                                                          -----------     -----------     -----------
Interest and dividend income:
       Loans                                                              $    80,773     $    54,093     $    43,815
       Securities                                                              34,353          20,231          13,586
       Other earning assets                                                       144             184             389
                                                                          -----------     -----------     -----------
              Total interest and dividend income                              115,270          74,508          57,790
                                                                          -----------     -----------     -----------
Interest expense:
       Deposits (note 9)                                                       16,076           7,901           7,775
       Borrowings (note 10)                                                    13,324           5,081           4,285
                                                                          -----------     -----------     -----------
              Total interest expense                                           29,400          12,982          12,060
                                                                          -----------     -----------     -----------
                  Net interest income                                          85,870          61,526          45,730
Provision for loan losses (note 6)                                                750             800             900
                                                                          -----------     -----------     -----------
                  Net interest income after provision for loan losses          85,120          60,726          44,830
                                                                          -----------     -----------     -----------
Non-interest income:
       Deposit fees and service charges                                        10,351           6,570           4,432
       Loan fees and late charges                                               1,511             832             903
       Net gain on sales of securities available for sale (note 4)                369           2,455           2,006
       Net gain on sales of loans                                                 206             320           1,096
       Title insurance fees                                                     1,560              --              --
       Bank owned life insurance                                                1,790             552             483
       Previously unrecognized low income housing
                  partnership investment                                          681              --              --
       Other (note 6)                                                           1,440             844             635
                                                                          -----------     -----------     -----------
              Total non-interest income                                        17,908          11,573           9,555
                                                                          -----------     -----------     -----------
Non-interest expense:
       Compensation and employee benefits (note 12)                            31,573          23,001          17,451
       Stock-based compensation plans                                           2,960           2,790           2,206
       Occupancy and office operations (note 17)                                9,587           6,741           5,178
       Advertising and promotion                                                3,102           2,050           1,657
       Data and check processing                                                4,767           3,634           2,923
       Professional fees                                                        2,908           2,655           1,580
       Stationery and office supplies                                           1,184           1,036             516
       Merger integration costs (note 3)                                        1,124             773               4
       Amortization of intangible assets (note 3)                               3,939           2,063             438
       ATM/debit card expense                                                   1,357             807             647
       Other                                                                    8,081           5,596           4,190
                                                                          -----------     -----------     -----------
              Subtotal                                                         70,582          51,146          36,790
       Establishment of charitable foundation                                      --           5,000              --
                                                                          -----------     -----------     -----------
              Total non-interest expense                                       70,582          56,146          36,790
                                                                          -----------     -----------     -----------
                  Income before income tax expense                             32,446          16,153          17,595
Income tax expense (note 11)                                                   11,204           5,136           6,344
                                                                          -----------     -----------     -----------
                  Net income                                              $    21,242     $    11,017     $    11,251
                                                                          ===========     ===========     ===========
Earnings per common share (note 14):
       Basic                                                              $      0.49     $      0.30     $      0.33
       Diluted                                                                   0.49            0.29            0.32

See accompanying notes to consolidated financial statements.

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity and
                               Comprehensive Loss
                 Years Ended September 30, 2005, 2004 and 2003
                 (Dollars in thousands, except per share data)

                                                                       Common                            Accumulated
                                            Additional  Unallocated    Stock                                Other          Total
                                    Common   Paid-in        ESOP       Awards    Treasury    Retained   Comprehensive  Stockholders'
                                     Stock   Capital       Shares    Under RRP     Stock     Earnings       Loss           Equity
                                    ------  ----------  -----------  ---------   ---------   ---------  -------------  -------------
Balance at September 30, 2002        $ 828   $  36,696   $  (1,974)  $  (1,108)  $  (5,874)  $  76,727    $   5,572      $ 110,867
Net income                              --          --          --          --          --      11,251           --         11,251
Other comprehensive loss (note 13)      --          --          --          --          --          --       (2,090)        (2,090)
                                                                                                                         ---------
      Total comprehensive loss                                                                                               9,161

Cash dividends paid ($0.13 per
  common share)                         --          --          --          --          --      (2,421)          --         (2,421)
Purchases of treasury stock
  (307,233 shares)                      --          --          --          --      (2,343)         --           --         (2,343)
ESOP shares allocated or committed
  to be released for allocation         --         665         377          --          --          --           --          1,042
Vesting (forfeiture) of RRP shares      --         521          --         602         (96)         --           --          1,027
Stock option and other equity
  transactions                          --         150          --          --         533        (159)          --            524
                                    ------   ---------   ---------   ---------   ---------   ---------    ---------      ---------
Balance at September 30, 2003          828      38,032      (1,597)       (506)     (7,780)     85,398        3,482        117,857
Net income                              --          --          --          --          --      11,017           --         11,017
Other comprehensive loss (note 13)      --          --          --          --          --          --       (3,779)        (3,779)
                                                                                                                         ---------
      Total comprehensive income                                                                                             7,238
Reorganization and common stock
  offering                            (476)    185,254          --          --       7,680          --           --        192,458
Purchase of ENB Holding Co., Inc.
  (3,969,671 shares)                    40      39,657          --          --          --          --           --         39,697
Establishment of ESOP Plan
  (998,650 shares)                      --          --      (9,987)         --          --          --           --         (9,987)
Formation of Charitable Foundation       4       3,996          --          --          --          --           --          4,000
Cash dividends paid ($0.15 per
  common share)                         --          --          --          --          --      (5,008)          --         (5,008)
Purchases of treasury stock
  (36,794 shares)                       --          --          --          --        (432)         --           --           (432)
ESOP shares allocated or committed
  to be released for allocation         --       1,166         730          --          --          --           --          1,896
Vesting of RRP shares                   --          --          --         506          --          --           --            506
Stock option and other equity
  transactions                           1       1,220          --          --         100         (34)          --          1,287
                                    ------   ---------   ---------   ---------   ---------   ---------    ---------      ---------
Balance at September 30, 2004          397     269,325     (10,854)         --        (432)     91,373         (297)       349,512

Net income                              --                                                      21,242                      21,242

Other comprehensive loss (note 13)      --                                                                   (8,070)        (8,070)
                                                                                                                         ---------
      Total comprehensive income                                                                                            13,172
Purchase of Warwick Community
  Bancorp, Inc. ("WCBI")
  (6,257,896 shares)                    62      74,531          --          --          --          --           --         74,593
Tax benefits:
  Elimination of WCBI RRP Plan          --         276          --          --          --          --           --            276
  Stock-based compensation plans        --         265          --          --          --          --           --            265
RRP awards                              --          --          --      (9,789)      9,803         (14)          --             --
Stock option transactions               --          58          --          --         695        (650)          --            103
ESOP shares allocated or committed
  to be released for allocation         --       1,176         809          --          --          --           --          1,985
Vesting of RRP shares                   --          --          --         979          --          --           --            979
Purchase of treasury stock
  (3,206,318 shares)                                                               (38,261)                                (38,261)
Cash dividends paid ($0.17 per
  common share)                         --          --          --          --          --      (7,467)          --         (7,467)
                                    ------   ---------   ---------   ---------   ---------   ---------    ---------      ---------
Balance at September 30, 2005       $  459   $ 345,631   $ (10,045)  $ (8,810)   $ (28,195)  $ 104,484    $  (8,367)     $ 395,157
                                    ======   =========   =========   =========   =========   =========    =========      =========

See accompanying notes to consolidated financial statements.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                       2005             2004             2003
                                                                   -----------      -----------      -----------
Cash flows from operating activities:
      Net income                                                   $    21,242      $    11,017      $    11,251
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Provision for loan losses                                        750              800              900
          Depreciation and amortization of premises
              and equipment                                              3,227            2,381            2,025
          Amortization of intangible assets                              3,939            2,063              438
          Net amortization of premiums and discounts
              on securities                                              4,398            2,661            1,228
          ESOP and RRP expense                                           2,964            2,402            2,069
          Originations of loans held for sale                          (19,255)         (14,638)         (47,667)
          Proceeds from sales of loans held for sale                    20,316           16,467           48,765
          Net gain on sales of securities available for sale              (369)          (2,455)          (2,006)
          Net gain on sales of loans                                      (206)            (320)          (1,096)
          Net gain on sales of fixed assets                                 --              (73)              --
          Deferred income tax (benefit) expense                          3,261           (1,076)             613
          Net changes in accrued interest receivable
              and payable                                                 (786)             208              468
          Other adjustments (principally net changes in other
              assets and other liabilities)                             (3,573)          (3,239)             381
                                                                   -----------      -----------      -----------
                     Net cash provided by operating activities          35,908           16,198           17,369
                                                                   -----------      -----------      -----------
Cash flows from investing activities:
      Purchases of securities:
         Available for sale                                           (385,270)        (468,417)        (219,481)
         Held to maturity                                              (23,673)         (12,245)         (27,605)
      Proceeds from maturities, calls and other principal
         payments on securities:
         Available for sale                                            146,597           91,256           83,080
         Held to maturity                                               23,872           19,634           40,533
      Proceeds from sales of securities available for sale              61,522          163,263           39,416
      Loan originations                                               (496,117)        (342,456)        (403,456)
      Loan principal payments                                          421,991          278,011          358,039
      Purchase of Warwick Community Bancorp, Inc, net of cash
         and cash equivalents acquired                                 164,486               --               --
      Purchase of ENB Holding Co., Inc., net of cash
         and cash equivalents acquired                                      --           60,355               --
      Purchase of HSBC branch                                           18,938
      Purchase of FHLB stock                                            (3,481)          (2,027)          (2,872)
      Increase in bank owned life insurance                            (11,102)            (552)         (12,000)
      Purchases of premises and equipment                               (6,096)          (3,631)          (2,601)
      Proceeds from sales of fixed assets                                   --              434               --
      Proceeds from sales of other real estate owned                        --              135              307
      Other investing activities                                           (55)              --
                                                                   -----------      -----------      -----------
                    Net cash used in investing activities              (88,333)        (216,295)        (146,640)
                                                                   -----------      -----------      -----------

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows Continued
                  Years Ended September 30, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                                 2005             2004             2003
                                                                             -----------      -----------      -----------
Cash flows from financing activities:
       Net (decrease) increase in deposits                                   $   (11,671)     $    43,121      $    69,927
       Net increase in borrowings                                                 68,636           50,152           61,789
       Net (decrease) increase in mortgage escrow funds                           (2,910)          (1,423)             202
       Common stock offering proceeds, net                                            --          192,363               --
       Treasury shares purchased                                                 (38,261)            (432)          (2,343)
       Stock option transactions                                                     103              125              524
       Shares purchased for ESOP plan                                                 --           (9,987)              --
       Formation of charitable foundation                                             --            4,000               --
       Recapitalization related to second-step stock conversion                       --               95               --
       Tax benefits generated from equity transactions                               541            1,162               --
       Cash dividends paid                                                        (7,467)          (5,008)          (2,421)
                                                                             -----------      -----------      -----------
              Net cash provided by financing activities                            8,971          274,168          127,678
                                                                             -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                         $   (43,454)     $    74,071      $    (1,593)
Cash and cash equivalents at beginning of year                                   107,571           33,500           35,093
                                                                             -----------      -----------      -----------
Cash and cash equivalents at end of year                                     $    64,117      $   107,571      $    33,500
                                                                             ===========      ===========      ===========
Supplemental information:
       Interest payments                                                     $    28,361      $     8,948      $    12,232
       Income tax payments                                                         8,511            4,461            5,088
       Acquisition of Warwick Community Bancorp, Inc. (2005) and
           ENB Holding Co., Inc. (2004), accounted for
           using the purchase method:
              Fair value of assets acquired                                  $   806,114      $   406,267      $        --
              Fair value of liabilities assumed                                  658,919          329,797               --
                                                                             -----------      -----------
              Net fair value                                                 $   147,195      $    76,470      $        --
                                                                             -----------      -----------
              Cash portion of purchase transaction                           $    72,601      $    36,773      $        --
              Stock portion of purchase transaction                               74,594           39,697               --
                                                                             -----------      -----------
              Total consideration paid for acquisitions                      $   147,195      $    76,470      $
                                                                             ===========      ===========

       Cash received from HSBC branch purchase                               $    18,938      $        --      $        --
       Loans transferred to real estate owned                                         --              112              151
       Net change in unrealized gains recorded on securities
           available for sale                                                     13,494           (6,130)          (3,513)
       Change in deferred taxes on unrealized gains on securities
           available for sale                                                      5,375            2,447            1,008
       Issuance of RRP shares                                                      9,789               --               --

See accompanying notes to consolidated financial statements.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

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

      Second Step Conversion

      On January 14, 2004 Provident Bancorp, Inc. completed its stock offering in connection with the second-step conversion from a mutual holding company, a federal corporation, to a publicly held stock holding company, incorporated in the State of Delaware. In anticipation of the second-step conversion the Board of Directors of the MHC formed a Delaware corporation known as "Provident Bancorp, Inc." Concurrent with the public stock offering of shares, representing the former ownership interest of the MHC, the MHC ceased to exist and Provident Federal was replaced by the new Provident Bancorp. Inc.

      As a result of the stock offering and conversion, the Bank was a wholly owned subsidiary of Provident Bancorp, Inc. (Parent), which changed its name as described below, a publicly held bank holding company. Collectively, the Bank and Parent company are referred to herein as the "Company". In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB") located in Ellenville, New York (see Note 3 "Acquisitions")

      Provident Bancorp, Inc. sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable
      Foundation. In addition, each outstanding share of common stock of Provident Federal as of January 14, 2004 was exchanged for 4.4323 new shares of the Company's common stock.

      Cash was paid in lieu of the issuance of fractional shares. In connection with the Conversion, the number of shares of authorized but unissued preferred stock was unchanged and the amount of common stock authorized was increased to 75,000,000 shares par value $0.01. The Conversion was accounted for as reorganization in corporate form with no change in the historical basis of the Company's assets and liabilities. Outstanding shares for purposes of calculating prior year per share amounts have been adjusted to reflect to the exchange ratio applied in the Conversion.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Prior year share data within the consolidated statements of condition not been restated for the exchange ratio.

      Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees, and printing and mailing costs were $3.5 million and accordingly, net offering proceeds were $192.2 million.

      On June 29, 2005 Provident Bancorp, Inc. changed its name to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names. It began trading on the NASDAQ under the stock symbol "PBNY" on that date. Prior to that date its common stock traded under the stock symbol "PBCP".

(2)   Nature of Business and Summary of Significant Accounting Policies

      The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster and Putnam Counties, New York and Bergen County, New Jersey. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and deposits related to the National Bank of Florida ("NBF") and ENB acquisitions and Provident Municipal Bank are insured by the Bank Insurance Fund of the FDIC. The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. 83% of the Bank's loans are collateralized or dependent on real estate.

      (a)   Basis of Financial Statement Presentation

            The consolidated financial statements include the accounts of Provident New York Bancorp, Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate, the Bank, and the Bank's wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank
            (PMB) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company's market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company's real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank's customers. Intercompany transactions and balances are eliminated in consolidation.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      (b)   Securities

            Securities include US Treasury, US Government Agency, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations, marketable and equity securities.

            The Company can classify its securities among three categories - held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

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

            Premiums and discounts on debt securities are recognized in interest income on a level-yield basis over the period to maturity or call date. The cost of securities sold is determined using the specific identification method. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

            Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed permanent if there are serious credit concerns regarding a particular debt issuer, or severe fluctuation in interest rates. The permanent adjustment is charged to current earnings in the period of measurement. The method employed to determine the loss in value is covered in Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer", which covers the requisite treatment for purchased loans with potential credit loss and/or those which return a lower than expected yield.

      (c)   Loans

            Loans (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market (if any) are reported at the lower of aggregate cost or estimated fair value. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to earnings. Interest income on loans is accrued on a level yield method.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            A loan is placed on nonaccrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection (primarily residential mortgages). Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year. Prior years' non-accrual interest is charged to the allowance for loan losses. Interest payments received on nonaccrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower's financial condition and payment record.

            The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time.

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

            The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all principal and interest contractually due. Certain loans are individually evaluated for collectability in accordance with the Company's ongoing loan review procedures (principally commercial real estate, commercial business and construction loans).
            Smaller-balance homogeneous loans are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. Impaired loans are based on one of three measures -- the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, an impairment loss is recognized as a charge to the allowance for loan losses.

      (e)   Mortgage Servicing Assets

            The cost of an originated mortgage loan that is sold with servicing retained is allocated between the loan and the servicing right. The cost allocated to the retained servicing right is capitalized as a separate asset and amortized thereafter in proportion to, and over the period of, estimated net

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

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

      (g)   Premises and Equipment

            Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

      (h)   Goodwill and Other Intangible Assets

            Goodwill recorded in the acquisitions is not amortized to expense, but instead is evaluated for impairment at least annually. The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years, and are evaluated for impairment at least annually. Impairment losses on intangible assets are charged to expense if and when they occur.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      (k)   Income Taxes

            Net deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

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

      (l)   Interest Rate Cap Agreements

            Interest rate cap agreements are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. These agreements are cash flow hedges as they are used to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. In accordance with SFAS No. 133, the interest rate cap agreements are reported at fair value. Changes in fair value attributable to time value are reported in interest expense, while changes attributable to intrinsic value are reported in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the hedged liabilities. As of September 30, 2005 and 2004 the Company had no derivative trading or hedging activities.

      (m)   Stock-Based Compensation Plans

            Compensation expense is recognized for the ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders' equity. The Company accounts for the Stock Option Plan in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of an option is less than fair value of the underlying stock on the date of the grant. The fair value of shares awarded under the recognition and retention plan (RRP), measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. Tax benefits attributable to any tax deductions that are greater than the amount of compensation expense recognized for financial statement purposes are credited to additional paid-in capital. Beginning in October 2005, we will no longer account for stock options in

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            accordance with APB Opinion No. 25, as all publicly owned companies will be required to account for stock-based compensation in accordance with SFAS No. 123R, beginning in fiscal years ending after December 30, 2005. SFAS No. 123R will require the recording of compensation expense based on the fair value of the option grants in the period they vest.

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

                                                                  Years ended September 30
                                                      ---------------------------------------------
                                                          2005             2004             2003
                                                      -----------      -----------      -----------
            Net income, as reported                   $    21,242      $    11,017      $    11,251
            Add RRP expense included in
                 reported net income, net of
                 related tax effects                          641              345              336
            Deduct RRP and stock option
                 expense determined under
                 the fair-value-based method,
                 net of related tax effects                (2,125)            (539)            (595)
                                                      -----------      -----------      -----------
            Pro forma net income                      $    19,758      $    10,823      $    10,992
                                                      ===========      ===========      ===========
            Earnigs per share:(1)
                 Basic, as reported                   $      0.49      $      0.30      $      0.33
                                                      ===========      ===========      ===========
                 Basic, pro forma                            0.46             0.29             0.32
                                                      ===========      ===========      ===========
                 Diluted, as reported                        0.49             0.29             0.32
                                                      ===========      ===========      ===========
                 Diluted, pro forma                          0.45             0.29             0.32
                                                      ===========      ===========      ===========

                  (1) Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company's second step conversion in January 2004.

                  The estimated per-share fair value of stock options granted in
            fiscal   2005,   2004  and  2003  was  $3.07,   $2.71,   and  $1.13,
            respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years: dividend yields of 1.4%, 1.4%, and 1.8%; expected volatility rates of 18.73%, 20.10%, and 14.67%; risk-free interest rates of 4.46%, 2.7%, and 3.3%; and expected option lives of approximately 7.9 years, 4 years, and 5 years.

                  In December  2004,  the FASB  issued  Statement  of  Financial
            Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company estimates that annual expense using the Black Sholes method beginning in fiscal 2006 will be approximately $1,151, or $939 after tax and the diluted earnings per share impact will be $0.02. This impact does not include the effect of reload options or forfeitures or option accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

      (n)   Earnings Per Share

            Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

            Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested RRP shares became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares include all shares issued to the Mutual Holding Company (for the years ending September 30, 2004 and 2003), but exclude unallocated ESOP shares.

      (o)   Segment Information

            Public companies are required to report certain financial information about significant revenue- producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community banking operation, which constitutes the Company's only operating segment for financial reporting purposes.

      (3) Acquisitions

      The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

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

      On April 23, 2002, the Company completed its acquisition of the National Bank of Florida ("NBF"), located in Florida, New York.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Below is the summary of the financial transactions, including the most recent branch purchase on May 19, 2005 of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg, New York, which was consolidated with the Bank's existing branch in South Fallsburg.

                                          HSBC                WSB                ENB                NBF               Total
                                      -----------         -----------        -----------        -----------        -----------
At Acquisition Date
---------------------------
Loans acquired                           $  2,045          $  284,522         $  213,730         $   23,112        $   523,409
Deposits assumed                           23,319             475,150            327,284             88,182            913,935
Cash paid/(received)                      (18,938)             72,601             36,773             28,100            118,536
Number of shares issued                        --           6,257,896          3,969,676                 --         10,227,572
At September 30, 2005
---------------------------
Goodwill                                 $     --          $   91,893         $   52,297         $   13,466           $157,656
Core deposit intangible                     1,541               8,408              3,279                542             13,770

      Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The following table presents unaudited pro forma information as if WSB and ENB had been consummated on October 1, 2002. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired WSB and ENB on October 1, 2002.

                                                    Pro forma (unaudited)
                                          2005                2004                2003
                                     ------------        ------------        ------------
Net interest income                  $     85,013        $     79,894        $     82,504
Non-interest income                        17,908              18,575              19,486
Non-interest expense                       69,032              82,983              73,437
Net income                                 22,187              10,608              19,048
                                     ============        ============        ============

Basic earnings per share             $       0.52        $       0.24        $       0.43
                                     ============        ============        ============

Diluted earnings per share           $       0.51        $       0.24        $       0.42
                                     ============        ============        ============

The following table summarizes the purchase price allocation relating to the acquisitions of WSB and ENB. This allocation is based on the estimated fair values of assets acquired and liabilities assumed at the acquisition date.


                                                                     WSB                 ENB
                                                                  October 1,         January 14,
                                                                     2004                2004
                                                                 ------------       ------------
      Cash and cash equivalents                                  $     83,458       $     29,218
      Securities available for sale                                   302,159             96,960
      Loans, net                                                      286,511            213,730
      Goodwill                                                         91,576             51,794
      Core deposit intangible                                          10,395              6,624
      Other assets                                                     32,388              8,005
                                                                 ------------       ------------
              Total assets                                            806,487            406,331

      Deposits                                                        480,054            327,284
      Other liabilities                                               179,238              2,577
                                                                 ------------       ------------
              Total liabilities assumed                               659,292            329,861
                                                                 ------------       ------------
              Net assets acquired                                $    147,195       $     76,470
                                                                 ============       ============

              Consideration paid for acquisitions                $    147,195       $     76,470
                                                                 ============       ============

The Company incurred $1,124 and $773 in costs associated with the integration of acquisitions into the Company. These costs are included in non- interest expense for the year ended September 30, 2005 and 2004, respectively.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(4)   Securities Available for Sale

      The following is a summary of securities available for sale:

                                                                         Gross            Gross
                                                      Amortized       Unrealized        Unrealized           Fair
                                                        Cost             Gains            Losses             Value
                                                    ------------     ------------      ------------      ------------
September 30, 2005
------------------
   Mortgage-backed securities
      Fannie Mae                                    $    422,867     $         99      $     (6,356)     $    416,610
      Freddie Mac                                         71,733                9            (1,511)           70,231
      Other                                               28,209               --              (272)           27,937
                                                    ------------     ------------      ------------      ------------
                                                         522,809              108            (8,139)          514,778
                                                    ------------     ------------      ------------      ------------
   Investment securities
      U.S. Government securities                          19,006               --              (398)           18,608
      Federal
      agencies                                           243,763               --            (4,746)          239,017
      State and municipal securities                      50,176               87              (572)           49,691
      Equities                                               947                5               (94)              858
                                                    ------------     ------------      ------------      ------------
                                                         313,892               92            (5,810)          308,174
                                                    ------------     ------------      ------------      ------------
          Total available for sale                  $    836,701     $        200      $    (13,949)     $    822,952
                                                    ============     ============      ============      ============
September 30, 2004
------------------
   Mortgage-backed securities
      Fannie Mae                                    $    238,112     $        537      $     (1,175)     $    237,474
      Freddie Mac                                         66,466              618              (277)           66,807
      Other                                               15,659              377               (95)           15,941
                                                    ------------     ------------      ------------      ------------
                                                         320,237            1,532            (1,547)          320,222
                                                    ------------     ------------      ------------      ------------
   Investment securities
      U.S. Government and Agency securities              192,788              522            (1,008)          192,302
      Corporate debt securities                                                                                    --
      State and municipal securities                      20,482              172               (95)           20,559
      Equities                                             1,005              337              (128)            1,214
                                                    ------------     ------------      ------------      ------------
                                                         214,275            1,031            (1,231)          214,075
                                                    ------------     ------------      ------------      ------------
          Total available for sale                  $    534,512     $      2,563      $     (2,778)     $    534,297
                                                    ============     ============      ============      ============

Equity securities principally consist of Freddie Mac and Fannie Mae common and preferred stock.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

                                                           September 30, 2005
                                                   -----------------------------------
                                                   Amortized cost          Fair Value
                                                   --------------         ------------
Remaining period to contractual maturity
              Less than one year                   $       17,721         $     17,555
              One to five years                           249,872              244,839
              Five to ten years                             8,057                7,980
              Greater than ten years                       37,295               36,942
                                                   --------------         ------------
Total                                              $      312,945         $    307,316
                                                   ==============         ============

Proceeds from sales of securities available for sale during the years ended September 30, 2005, 2004 and 2003 totaled $61,522, $163,263 and $39,416, respectively. These sales resulted in gross realized gains of $916, $2,556, and $2,166 for the years ended September 30, 2005, 2004 and 2003, respectively, and gross realized losses of $547, $101, and $160 in fiscal 2005, 2004 and 2003, respectively.

Securities with carrying amounts of $162,580 and $54,819 were pledged as collateral for borrowings under securities repurchase agreements at September 30, 2005 and September 30, 2004, respectively. U.S. Government and municipal securities with carrying amounts of $134,779 and $113,491 were pledged as collateral for municipal deposits and other purposes at September 30, 2005 and September 30, 2004, respectively.

The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

                                                    Continuous Unrealized Loss Position
                                          --------------------------------------------------------
                                             Less Than 12 Months           12 Months or Longer                   Total
                                          ---------------------------------------------------------------------------------------
                                              Fair       Unrealized          Fair       Unrealized         Fair       Unrealized
As of September 30, 2005                     Value         Losses           Value          Losses          Value        Losses
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $  318,663     $   (4,193)     $  178,500     $   (3,946)     $  497,163     $   (8,139)
U.S. Government and agency securities        162,731         (2,644)         94,895         (2,500)        257,626         (5,144)
State and municipal securities                37,665           (457)          5,546           (115)         43,211           (572)
Equity securities                                105             --             748            (94)            853            (94)
                                          ---------------------------------------------------------------------------------------
     Total                                $  519,164     $   (7,294)     $  279,689     $   (6,655)     $  798,853     $  (13,949)
                                          =======================================================================================

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                    Continuous Unrealized Loss Position
                                          -------------------------------------------------------
                                             Less Than 12 Months           12 Months or Longer                  Total
                                          ---------------------------------------------------------------------------------------
                                             Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
As of September 30, 2004                     Value         Losses           Value          Losses          Value         Losses
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $  171,592     $   (1,009)     $   28,750     $     (539)     $  200,342     $   (1,548)
U.S. Government and agency securities        102,026           (938)          4,956            (69)        106,982         (1,007)
State and municipal securities                 9,898            (73)          1,409            (22)         11,307            (95)
Equity securities                                 --             --             871           (128)            871           (128)
                                          ---------------------------------------------------------------------------------------
     Total                                $  283,516     $   (2,020)     $   35,986     $     (758)     $  319,502     $   (2,778)
                                          =======================================================================================

      Substantially all of the unrealized losses at September 30, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2005. A total of 269 available for sale securities were in a continuous unrealized loss position for less than 12 months, and 97 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2005 except for an investment in Freddie Mac perpetual preferred stock, for which it has been determined that an impairment loss of $93 existed on a recorded basis of $905. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(5)   Securities Held to Maturity

      The following is a summary of securities held to maturity:

                                                          Gross           Gross
                                          Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains           Losses           Value
                                         ----------     ----------      ----------      ----------
September 30, 2005
-------------------
Mortgage-backed securities
     Fannie Mae                          $   11,504     $      152      $     (160)     $   11,496
     Freddie Mac                             12,838            122            (135)         12,825
     Ginnie Mae & other                       2,369             59              --           2,428
                                         ----------     ----------      ----------      ----------
                                             26,711            333            (295)         26,749
Investment securities
     State and municipal                     43,931            482            (321)         44,092
     Other                                      307              7              (4)            310
                                         ----------     ----------      ----------      ----------
              Subtotal                       44,238            489            (325)         44,402
                                         ----------     ----------      ----------      ----------
              Total held to maturity     $   70,949     $      822      $     (620)     $   71,151
                                         ==========     ==========      ==========      ==========
September 30, 2004
-------------------
Mortgage-backed securities
     Fannie Mae                          $   17,157     $      396      $     (140)     $   17,413
     Freddie Mac                             18,245            345            (126)         18,464
     Other                                    3,473             92              --           3,565
                                         ----------     ----------      ----------      ----------
                                             38,875            833            (266)         39,442
Investment securities
     State and municipal                     29,894            922            (293)         30,523
     Other                                      309             --             (44)            265
                                         ----------     ----------      ----------      ----------
                                             30,203            922            (337)         30,788
                                         ----------     ----------      ----------      ----------
              Total held to maturity     $   69,078     $    1,755      $     (603)     $   70,230
                                         ==========     ==========      ==========      ==========



                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

                                                          September 30, 2005
                                                     ---------------------------
                                                      Amortized
                                                         cost         Fair value
                                                     -----------     -----------
      Remaining period to contractual
          maturity:
               Less than one year                    $    23,849     $    23,816
               One to five years                           8,142           8,240
               Five to ten years                           9,413           9,508
               Greater than ten years                      2,834           2,838
                                                     -----------     -----------
                            Total                    $    44,238     $    44,402
                                                     ===========     ===========

There were no sales of securities held to maturity during the years ended September 30, 2005, 2004 and 2003.

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

                                               Continuous Unrealized Loss Position
                                   ----------------------------------------------------------
                                         Less Than 12 Months            12 Months or Longer                    Total
                                   ---------------------------------------------------------------------------------------------
                                       Fair         Unrealized         Fair          Unrealized         Fair          Unrealized
As of September 30, 2005              Value           Losses           Value           Losses           Value           Losses
--------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities         $     7,336     $      (175)     $     5,595     $      (120)     $    12,931     $      (295)
State and municipal securities          24,504            (161)           3,037            (160)          27,541            (321)
Other securities                            --              --              100              (4)             100              (4)
                                   -----------     -----------      -----------     -----------      -----------     -----------
     Total                         $    31,840     $     ($336)     $     8,732     $      (284)     $    40,572     $      (620)
                                   ===========     ===========      ===========     ===========      ===========     ===========

                                               Continuous Unrealized Loss Position
                                   ----------------------------------------------------------
                                         Less Than 12 Months               12 Months or Longer                Total
                                   ---------------------------------------------------------------------------------------------
                                       Fair         Unrealized         Fair         Unrealized          Fair         Unrealized
As of September 30, 2004               Value          Losses           Value           Losses           Value           Losses
--------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities         $        --     $        --      $    16,409     $      (266)     $    16,409     $      (266)
State and municipal securities           4,421            (293)              --              --            4,421            (293)
Other securities                           265             (44)              --              --              265             (44)
                                   -----------     -----------      -----------     -----------      -----------     -----------
     Total                         $     4,686     $      (337)     $    16,409     $      (266)     $    21,095     $      (603)
                                   ===========     ===========      ===========     ===========      ===========     ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Substantially all of the unrealized losses on held to maturity securities at September 30, 2005 relate to investment grade securities or local municipal general obligation bonds and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2005. A total of 68 held to maturity securities were in a continuous unrealized loss position for less than 12 months, and 20 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2005. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

(6)   Loans

      The components of the loan portfolio, excluding loans held for sale, were as follows:

                                                           September 30,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------
      One- to four-family residential
            mortgage loans:
                 Fixed rate                        $   395,463      $   328,337
                 Adjustable rate                        61,331           52,412
                                                   -----------      -----------
                                                       456,794          380,749
                                                   -----------      -----------
                                                       497,936          327,414
      Commercial business loans                        148,825          105,196
      Construction loans                                66,710           54,294
                                                   -----------      -----------
                                                       713,471          486,904
                                                   -----------      -----------
      Consumer loans:
            Home equity lines of credit                134,997           80,013
            Homeowner loans                             40,221           26,921
            Other consumer loans                        16,590           23,047
                                                   -----------      -----------
                                                       191,808          129,981
                                                   -----------      -----------
                Total loans                          1,362,073          997,634
      Allowance for loan losses                        (22,008)         (17,353)
                                                   -----------      -----------
                Total loans, net                   $ 1,340,065      $   980,281
                                                   ===========      ===========

      Total loans include net deferred loan origination costs of $2,110 and $1,263 at September 30, 2005 and September 30, 2004, respectively.

      A substantial portion of the Company's loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam Counties of New York and Bergen County, New Jersey. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company's primary market area.

The principal balances of non-performing loans were as follows:

                                                        2005                                   2004
                                       ------------------------------------    ------------------------------------

                                        90 days past due                        90 days past due
                                       and still accruing       Non-Accrual    and still accruing       Non-Accrual
                                       ------------------       -----------    ------------------       -----------
One- to four-family residential
     mortgage loans                        $    1,337           $       65          $       --           $    1,597
Commercial real estate loans                       92                   --                  --                  488
Commercial business loans                          --                  120                  --                  474
Consumer loans                                     --                   27                  --                  178
                                           ----------           ----------          ----------           ----------
         Total non-performing loans        $    1,429           $      212          $       --           $    2,737
                                           ==========           ==========          ==========           ==========

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $8, $163, and $354, for the years ended September 30, 2005, 2004 and 2003, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $7, $119, and $167, respectively.

The Company's total recorded investment in impaired loans, as defined by SFAS No. 114, was $0 and $231 at September 30, 2005 and September 30, 2004, respectively. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2005 and 2004 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $116 and $523 during the years ended September 30, 2005 and 2004, respectively.

Activity in the allowance for loan losses is summarized as follows:

                                                 Year ended September 30,
                                       ------------------------------------------
                                          2005            2004            2003
                                       ----------      ----------      ----------
Balance at beginning of year           $   17,353      $   11,069      $   10,383
Provision for loan losses                     750             800             900
Charge-offs                                (1,153)           (484)           (352)
Recoveries                                    178             218             138
Allowance recorded in acquisitions          4,880           5,750              --
                                       ----------      ----------      ----------
Balance at end of year                 $   22,008      $   17,353      $   11,069
                                       ==========      ==========      ==========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2005, 2004 and 2003. Certain residential mortgage loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $206 in fiscal 2005, $320 in fiscal 2004, and $1,096 in fiscal 2003. At September 30, 2005 and 2004 there was $0 and $855 in loans held for sale, respectively. Other assets at September 30, 2005 and 2004 include capitalized mortgage servicing rights with an amortized cost of $836 and $746, respectively, which approximated fair value.

      The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others totaled approximately $108,856 and $84,924 at September 30, 2005 and 2004, respectively. Mortgage escrow funds include balances of $554 and $493 at September 30, 2005 and 2004, respectively, related to loans serviced for others.

(7)   Accrued Interest Receivable

      The components of accrued interest receivable were as follows:

                                                                  September 30,
                                                          --------------------------
                                                             2005             2004
                                                          ----------      ----------
      Loans                                               $    4,908      $    3,095
      Securities                                               5,686           3,720
                                                          ----------      ----------
              Total accrued interest receivable           $   10,594      $    6,815
                                                          ==========      ==========

(8)   Premises and Equipment, Net

      Premises and equipment are summarized as follows:

                                                                  September 30,
                                                          --------------------------
                                                             2005             2004
                                                          ----------      ----------
      Land and land improvements                          $    3,867      $    1,772
      Buildings                                               21,146          10,247
      Leasehold improvements                                   7,784           6,312
      Furniture, fixtures, and equipment                      19,328          15,340
                                                          ----------      ----------
                                                              52,125          33,671
      Accumulated depreciation and amortization              (20,024)        (16,825)
                                                          ----------      ----------
              Total premises and equipment, net           $   32,101      $   16,846
                                                          ==========      ==========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(9)   Deposits

      Deposit balances and weighted average interest rates are summarized as follows:

                                                          September 30,
                                  ------------------------------------------------------------
                                              2005                             2004
                                  ---------------------------      ---------------------------
                                     Amount           Rate            Amount           Rate
                                  -----------      ----------      -----------     -----------
      Demand deposits:
         Retail                   $   170,434              --%     $   122,276              --%
         Commercial                   214,647              --          142,819              --
      Business NOW deposits            60,214            0.44           44,176            0.31
      Personal NOW deposits           105,730            0.29           63,528            0.21
      Savings deposits                481,674            0.53          360,138            0.45
      Money market deposits           222,091            1.27          173,272            0.64
      Certificates of deposit         471,611            2.94          333,323            1.86
                                  -----------                      -----------
           Total deposits         $ 1,726,401            1.15%     $ 1,239,532            0.74%
                                  ===========                      ===========

      Municipal deposits held by PMB totaled $116.9 million and $106.7 million at September 30, 2005 and September 30, 2004, respectively. PMB commenced its public deposit operations on April 19, 2002. See note 4, Securities Available for Sale, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

      Certificates of deposit had remaining periods to contractual maturity as follows:

                                                                               September 30,
                                                                       ---------------------------
                                                                           2005            2004
                                                                       -----------     -----------
      Remaining period to contractual maturity:
              Less than one year                                       $   406,181     $   277,812
              One to two years                                              40,947          25,874
              Two to three years                                            10,131          17,065
              Greater than three years                                      14,352          12,572
                                                                       -----------     -----------
                        Total certificates of deposit                  $   471,611     $   333,323
                                                                       ===========     ===========

      Certificate of deposit accounts with a denomination of $100 or more totaled $131,687 and $93,912 at September 30, 2005 and 2004, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Interest expense on deposits is summarized as follows:

                                                               Years ended September 30,
                                                    -------------------------------------------
                                                        2005            2004            2003
                                                    -----------     -----------     -----------
      Savings deposits                              $     3,070     $     1,570     $     1,497
      Money market and NOW deposits                       3,155           1,048           1,155
      Certificates of deposit                             9,851           5,283           5,123
                                                    -----------     -----------     -----------
                         Total interest expense     $    16,076     $     7,901     $     7,775
                                                    ===========     ===========     ===========

(10)  FHLB and Other Borrowings

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                                                                September 30,
                                                       --------------------------------------------------------------
                                                                    2005                             2004
                                                       ----------------------------     -----------------------------
                                                          Amount            Rate           Amount             Rate
                                                       -----------       ----------     -----------        ----------
      By type of borrowing:
                    Advances                           $   296,636            3.86%     $   164,947            2.81%
                    Repurchase agreements                  145,567            3.62%          49,962            3.49
                                                       -----------                      -----------
                                  Total borrowings     $   442,203            3.78%     $   214,909            2.97%
                                                       ===========                      ===========
      By remaining period to maturity:
                    Less than one year                 $   235,212            3.84%     $    94,961            2.11%
                    One to two years                        18,115            3.62%          28,000            3.18
                    Two to three years                      51,719            3.62%          18,651            3.65
                    Three to four years                     52,450            3.73%          29,443            3.78
                    Four to five years                      16,313            3.78%          40,017            3.76
                    Greater than five years                 68,394            3.73%           3,837            4.89
                                                       -----------                      -----------
                                  Total borrowings     $   442,203            3.78%     $   214,909            2.97%
                                                       ===========                      ===========

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of September 30, 2005 and September 30, 2004, the Bank had pledged mortgages totaling $301,154 and $267,457, respectively. Based on outstanding borrowings under the line totaling $269,529 and $164,969 as of September 30, 2005 and September 30, 2004, the bank had unused borrowing capacity under the FHLB of New York Line of Credit of $31,625 and $102,489, respectively. The Bank may borrow an additional $522,569 by pledging securities not required to be pledged for other purposes as of September 30, 2005.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Securities repurchase agreements had weighted average remaining terms to maturity of approximately 3.4 years and 2.7 years at September 30, 2005 and 2004, respectively. Average borrowings under securities repurchase agreements were $164,541 and $43,183 during the years ended September 30, 2005 and 2004, respectively, and the maximum outstanding month-end balance was $167,062 and $50,246, respectively.

      FHLB borrowings of $122.1 million and $20,000 at September 30, 2005 and 2004 respectively are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3.3 years and two years and weighted average interest rates of 4.71% and 4.9% at September 30, 2005 and 2004, respectively.

      Interest expense on borrowings consists principally of overnight and short-term advances from FHLB, and were $15.7 million, $5.1 million, and $4.3 million for years ending September 30, 2005, 2004, and 2003, respectively.

(11)  Income Taxes

      Income tax expense consists of the following:

                                                                Years ended September 30,
                                                     ---------------------------------------------
                                                         2005             2004             2003
                                                     -----------      -----------      -----------
      Current tax expense:
                    Federal                          $     7,340      $     5,556      $     5,137
                    State                                    603              656              594
                                                     -----------      -----------      -----------
                                                           7,943            6,212            5,731
                                                     -----------      -----------      -----------
      Deferred tax expense (benefit):
                    Federal                                2,634             (789)             610
                    State                                    627             (287)               3
                                                     -----------      -----------      -----------
                                                           3,261           (1,076)             613
                                                     -----------      -----------      -----------
                        Total income tax expense     $    11,204      $     5,136      $     6,344
                                                     ===========      ===========      ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

                                                        Years ended September 30,
                                            -----------------------------------------------
                                                2005              2004              2003
                                            -----------       -----------       -----------
Tax at Federal statutory rate               $    11,356       $     5,654       $     6,158
State income taxes, net of Federal
        tax benefit                                 800               240               388
Tax-exempt interest                                (653)             (460)             (234)
Nondeductible portion of ESOP
        expense                                     416               408               222
BOLI income                                        (627)             (193)             (169)
Low-income housing tax credits                      (72)              (72)              (72)
Other, net                                          (16)             (441)               51
                                            -----------       -----------       -----------
        Actual income tax expense           $    11,204       $     5,136       $     6,344
                                            ===========       ===========       ===========
Effective income tax rate                          34.5%             31.8%             36.1%
                                            ===========       ===========       ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

                                                                                    September 30,
                                                                           ---------------------------
                                                                               2005            2004
                                                                           -----------     -----------
Deferred tax assets:
      Allowance for loan losses                                            $     8,994     $     7,092
      Deferred compensation                                                      3,194           2,540
      Purchase accounting adjustments                                            2,663              --
      Contribution carryforward                                                  1,343           1,836
      Depreciation of premises and equipment                                        --             661
      Net unrealized loss on securities available for sale                       5,483             124
      Goodwill                                                                     893              --
      Accrued post retirement expense                                            1,072             122
      Other                                                                        984             468
                                                                           -----------     -----------
                   Total deferred tax assets                                    24,626          12,843
                                                                           -----------     -----------
Deferred tax liabilities:
      Undistributed earnings of subsidiary not
                   consolidated for tax returns purposes (REIT income)           6,455           4,337
      Prepaid pension costs                                                      1,222             582
      Core deposit intangibles                                                   3,821             958
      Purchase accounting fair value adjustments                                   883             493
      Depreciation of premises and equipment                                       406              --
      Other                                                                      1,243             652
                                                                           -----------     -----------
                   Total deferred tax liabilities                               14,030           7,022
                                                                           -----------     -----------
                   Net deferred tax asset                                  $    10,596     $     5,821
                                                                           ===========     ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2005 and 2004.

      The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank's base-year tax bad debt reserves for Federal tax purposes were $9,313 and $4,600 at September 2005 and 2004 respectively. The Bank's tax bad debt reserves for NY State purposes were $46,478 and $34,900 at September 30, 2005 and 2004, respectively. Associated deferred tax liabilities of $5,988 and $3,660 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves and New York State bad debt reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident New York Bancorp and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

(12)  Employee Benefit Plans and Stock-Based Compensation Plans

      (a)   Pension Plan

            The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Employees who are twenty-one years of age or older and have worked for the Company for one year are eligible to participate in the plan. The Company's funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. As part of the acquisitions of ENB and WSB the Company assumed the ENB and WSB Pension Plans, both of which were defined benefit plans. The ENB plan was frozen in connection with the merger of ENB into the Company. The WSB Pension Plan, which was already frozen at the time of acquisition, has also been assumed by the Company.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The following is a summary of changes in the projected benefit obligation and fair value of plan assets, together with a reconciliation of the funded status to the amount of prepaid pension costs reported in other assets in the consolidated statements of financial condition:

                                                                                       September 30,
                                                                              ------------------------------
                                                                                  2005               2004
                                                                              -----------        -----------
Changes in projected benefit obligation:
       Beginning of year                                                      $    20,904        $    11,520
       Service cost                                                                 1,291                787
       Interest cost                                                                1,606                990
       Actuarial loss                                                                 492                903
       Acquisition of WSB/ENB plans                                                 6,902              7,132
       Benefits paid                                                                 (932)              (428)
                                                                              -----------        -----------
                    End of year                                                    30,263             20,904
                                                                              -----------        -----------
Changes in fair value of plan assets:
       Beginning of year                                                           19,644              9,896
       Actual gain on plan assets                                                   2,444                802
       Employer contributions                                                       2,774              3,309
       Employee contributions                                                          --                 20
       Acquisition of WSB/ENB plans                                                 5,843              6,236
       Benefits and distributions paid                                               (967)              (619)
                                                                              -----------        -----------
                    End of year                                                    29,738             19,644
                                                                              -----------        -----------
Funded status at end of year                                                         (525)            (1,260)
Unrecognized net actuarial loss                                                     3,690              4,154
Unrecognized prior service cost                                                       (32)               (43)
Unrecognized net transition obligation                                                 --                 10
                                                                              -----------        -----------
                    Prepaid pension costs                                     $     3,133        $     2,861
                                                                              ===========        ===========

                                                                                  2005               2004
                                                                              -----------        -----------
Amounts recognized in the consolidated balance sheet were:
        Prepaid benefit cost (asset)                                          $     4,964        $     3,706
        Accrued benefit cost (liability)                                           (1,911)              (845)
        Pre-tax charge to accumulated other comprehensive income                       80                 --
                                                                              -----------        -----------
                                                                              $     3,133        $     2,861
                                                                              ===========        ===========

A discount rate of 5.75% and a rate of increase in future compensation levels of 4.0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2005 (6.00% and 5.00%, respectively, at September 30, 2004). The weighted average long-term rate of return on plan assets was 7.21% for fiscal 2005 and 7.75% for fiscal 2004. The discount rate, long-term rate of return on plan assets and

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

future compensation increase assumptions for the WSB and ENB Plan at the dates of acquisition were 6.0%, 7.0% and 0.0%, respectively, for the year ended September 30, 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                    2006                     $  1,183
                    2007                        1,250
                    2008                        1,373
                    2009                        1,536
                    2010                        1,754
                    2011-2015                  10,832

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            The components of the net periodic pension expense were as follows:

                                                                      Years ended September 30,
                                                                2005             2004             2003
            Service cost                                    $     1,291      $       787      $       669
            Interest cost                                         1,606              990              673
            Expected return on plan assets                       (1,789)          (1,068)            (647)
            Amortization of prior service cost                      (11)             (13)             (14)
            Amortization of net transition obligation                10               26               26
            Recognized net actuarial loss                           283              194              155
                                                            -----------      -----------      -----------
                    Net periodic pension expense            $     1,390      $       916      $       862
                                                            ===========      ===========      ===========

            Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2005, and target allocations for 2006, by asset category, are as follows:

                                                                                     Target
                                                      September 30, 2005         Allocation 2006
                                                      ------------------         ---------------
                           Equity securities                   56%                    40-60%
                           Fixed income                        40                     20-40
                           Cash                                 2                      0-20
                           Real Estate                          2                         0

                  The expected  long-term  rate of return  assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held and current economic factors. The Company's investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.

                  There were no pension plan assets  consisting of Provident New
            York Bancorp equity securities (common stock) at September 30, 2005 and at September 30, 2004.

                  The  Company  makes  contributions  to  its  funded  qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company can not reasonably estimate the contributions it will make in 2006.

                  The Company has also established a non-qualified  Supplemental
            Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan, due to amounts limited by the Internal Revenue Code of 1986, as amended ("IRS Code"). The periodic pension expense for the supplemental plan amounted to $172, $113, and $97 for the years ended September 30, 2005, 2004 and 2003, respectively. The actuarial present value of the projected benefit obligation was $1,373 and $877 at September 30, 2005 and 2004,

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            respectively, and the vested benefit obligation was $1,338 and $800 for the same periods, respectively, all of which is unfunded.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Data relating to the postretirement benefit plan follows:

                                                                               September 30,
                                                                       ------------------------------
                                                                           2005               2004
                                                                       -----------        -----------
Change in accumulated postretirement benefit obligation:
              Beginning of year                                        $       377        $       319
              Service cost                                                      74                  8
              Interest cost                                                    116                 23
              Amendments                                                         0                (32)
              Actuarial (gain) loss                                         (1,296)                59
              Business combinations                                          2,158                 --
              Benefits paid                                                    (99)                --
                                                                       -----------        -----------
                          End of year                                        1,330                377
                                                                       -----------        -----------

Changes in fair value of plan assets:
              Beginning of year                                                 --                 --
              Actual return on plan assets                                      --                 --
              Employer contributions                                            99                 --
              Benefits paid                                                    (99)                --
                                                                       -----------        -----------
                          End of year                                           --                 --
                                                                       -----------        -----------

Funded status                                                                1,330                377
Unrecognized net actuarial gain                                             (1,296)               (48)
Unrecognized service cost                                                       11                 16
Unrecognized transition obligation                                             101                111
                                                                       -----------        -----------
                          Accrued benefit obligation                   $     2,514        $       298
                                                                       ===========        ===========

The components of the net postretirement benefit expense were as follows:

                                                            For years ended September 30,
                                                        2005               2004               2003
                                                    -----------        -----------        -----------
Service cost                                        $        74        $         8                 10
Interest cost                                               116                 23                 21
Amortization of transition obligation                        10                 10                 12
Amortization of prior service cost                            5                  5                  6
Amortization of actuarial gain                              (48)                (3)                (9)
                                                    -----------        -----------        -----------

                          Total                     $       157        $        43        $        40
                                                    ===========        ===========        ===========

Estimated Future Benefit Payments

The following benefit payments are expected to be paid in future years:

              2006                 $        85
              2007                          90
              2008                          88
              2009                          92
              2010                          94
              2011-2015                    557

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            Assumptions used for plan                             2005     2004
            ------------------------------------------------      ----     ----

                 Medical trend rate next year                     4.50%    5.00%
                 Ultimate trend rate                              4.50%    4.50%
                 Discount rate                                    6.00%    6.00%
                 Discount rate used to value periodic cost        6.00%    6.75%

            There is no impact of a 1% increase or decrease in health care trend rate due to the Company's cap on cost.

      (c)   Employee Savings Plan

            The Company also sponsors a defined contribution plan established under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching
            contribution   of  3%  of   compensation.   Voluntary  and  matching
            contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $493, $294, and $248 for the years ended September 30, 2005, 2004 and 2003, respectively.

      (d)   Employee Stock Ownership Plan

            In connection with the Reorganization and Offering in 1999, Provident Federal established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from Provident Federal and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which has a ten-year term and bears interest at the prime rate. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

            In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an additional ESOP for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

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

            ESOP expense was $1,993, $1,896, and $1,012 for the years ended September 30, 2005, 2004 and 2003, respectively. Through September 30, 2005 and 2004, a cumulative total of 1,120,336 shares and 923,717 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            committed to be released for allocation is deducted from stockholders' equity (1,248,427 shares with a cost of $10,045 and a fair value of approximately $14,569 at September 30, 2005 and 1,445,045 shares with a cost of $10,854 and a fair value of approximately $16,965 at September 30, 2005, respectively).

            A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank's tax qualified plans that are limited by the IRS Code. Expense recognized for this plan was $157, $198, and $67 for the years ended September 30, 2005, 2004 and 2003, respectively. Amounts accrued and recorded in other liabilities at September 30, 2005 and 2004 were $2.1 million and $1.4 million respectively.

      (e)   Recognition and Retention Plan

            In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $(2,995) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. In January 2005, the Company's stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value $12.84 per share of the shares of $(9,789) was charged to stockholders' equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. RRP expense was $979, $506, and $526 for the years ended September 30, 2005, 2004 and 2003, respectively. In 2003, 27,413 shares were forfeited and returned to the plan as available for future grant. Employees who retire under circumstances, approved by the Executive Compensation Committee of the Board of Directors of the Company, may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest.

(f)   Stock Option Plan

      The Company's stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company's stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan. In February 2005 under terms of the plan, a total of 1,997,300 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan. In March, 2005 1,718,300 options were granted. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. The 2004 Plan options do not contain reload options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      The following is a summary of activity in the Stock Option Plan:

                                                                   Weighted
                                             Shares subject         average
                                               to option        exercise price
                                             --------------     --------------
Outstanding at September 30, 2002                1,343,151        $      3.81
Granted                                             47,065               7.08
Exercised                                         (154,327)              3.96
Forfeited                                          (22,385)              3.50
                                               -----------        -----------
Outstanding at September 30, 2003                1,213,504               3.92
Granted                                            191,418              11.77
Exercised                                          (82,059)              3.70
Forfeited                                               --                 --
                                               -----------        -----------
Outstanding at September 30, 2004                1,322,863               5.05
                                               -----------        -----------
Granted                                          1,741,341              12.84
Exercised                                          (96,521)              4.13
Forfeited                                          (45,377)             12.24
                                               -----------        -----------
Outstanding at September 30, 2005                2,922,306        $      9.61
                                               ===========        ===========

      At September 30, 2005 and 2004, respectively, there were 312,843 and 3,843 shares available for future grant.

A summary of stock options at September 30, 2005 follows:

                                             Outstanding                                     Exercisable
                             ----------------------------------------------       --------------------------------
                                                     Weighted-Average                                  Weighted-
                                                -------------------------                               Average
                               Number of         Exercise         Life              Number of          Exercise
                             Stock Options         Price       (in Years)         Stock Options          Price
                             -------------      -----------   -----------         -------------      -------------
Range of Exercise Price
$3.50 to $5.71                    946,045        $   3.66           3.5                 946,045        $    3.66
$6.09 to $10.61                   101,094            7.05           3.5                 101,094             7.05
$11.85 to $13.33                1,875,167           12.75           7.9                 425,527            12.68
                             ------------                                           -----------
                                2,922,306        $   9.61           6.3               1,472,666        $    6.50
                             ============                                           ===========

      The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option granted was $3.07 in 2005, $2.71 in 2004 and $1.13 in 2003. The values were calculated using the following weighted-average assumptions: an option term of 7.9 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.46% in 2005, 2.71% in 2004 and 3.30% in 2003 (representing the yield on a U.S.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Treasury security with a remaining term equal to the expected option term); expected volatility of 19% in 2005, 20% in 2004 and 15% in 2003 and estimated dividend yields of 1.4% in 2005, 1.4% in 2004 and 1.8% in 2003 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

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

      The components of other comprehensive income (loss) are summarized as follows:

                                                                   Year ended September 30,
                                                        -------------------------------------------------
                                                           2005                2004               2003
                                                        -----------        -----------        -----------
Net unrealized holding gain (loss)
      arising during the year on securities
      available for sale, net of related
      income taxes of $5,185, $1,463 and
      $597, respectively                                $    (7,777)       $    (2,195)       $      (896)
Reclassification adjustment for net
      realized gains included in net
      income, net of related income
      taxes of $148, $982 and $802,
      respectively                                             (221)            (1,473)            (1,204)
                                                        -----------        -----------        -----------
                                                             (7,998)            (3,668)            (2,100)
Minimum liability on retirement plans net of ,
      related income taxes of $48 and $76                       (72)              (111)                --
Net unrealized gain  on
      derivatives, net of related
      income taxes of $(0), $0 and $(6),
      respectively (note 16)                                     --                 --                 10
                                                        -----------        -----------        -----------
             Other comprehensive loss                   $    (8,070)       $    (3,779)       $    (2,090)
                                                        ===========        ===========        ===========

      The Company's accumulated other comprehensive income included in stockholders' equity at September 30, 2005 and 2004 consists of the after-tax net unrealized loss of $(8,184) and $(186) respectively and minimum liability for retirement plans of $(183) and $(111) at September 30, 2005, and 2004, respectively.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(14)  Earnings Per Common Share

      The following is a summary of the calculation of earnings per share (EPS):

                                                                    Years ended September 30,
                                                        -----------------------------------------------
                                                            2005              2004              2003
                                                        -----------       -----------       -----------
      Net income                                        $    21,242       $    11,017       $    11,251
                                                        ===========       ===========       ===========
      Weighted average common shares
            outstanding for computation of
            basic EPS(1)(2)                                  43,033            36,809            34,186
      Common-equivalent shares due to
            the dilutive effect of stock
            options and RRP awards(2)(3)                        670               635               477
                                                        -----------       -----------       -----------
      Weighted average common shares
            for computation of diluted EPS                   43,703            37,444            34,663
                                                        ===========       ===========       ===========
      Earnings per common share:(2)
            Basic                                       $      0.49       $      0.30       $      0.33
                                                        ===========       ===========       ===========
            Diluted                                            0.49              0.29              0.32
                                                        ===========       ===========       ===========

      (1) Includes all shares issued to the Mutual Holding Company (2004, up until January 14, 2004, and for the year ending September 30, 2003), but excludes unallocated ESOP shares.

      (2) Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company's second-step conversion in January 2004.

      (3) Represents incremental shares computed using the treasury stock method.

(15)  Stockholders' Equity

      (a)   Regulatory Capital Requirements

            OTS regulations require banks to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

            Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of banks into five categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

            The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Provident New York Bancorp.

            Management believes that, as of September 30, 2005 and 2004 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2005 and 2004, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2005 and 2004.

                                                                                        OTS requirements
                                                                    --------------------------------------------------------
                                                                          Minimum capital           Classification as well
                                             Bank actual                      adequacy                    capitalized
                                     ---------------------------    ---------------------------   --------------------------
                                       Amount             Ratio        Amount            Ratio       Amount            Ratio
                                     ----------          -------    ----------          -------    ----------         -------
      September 30, 2005:
           Tangible capital          $  198,828            8.2%     $   36,389            1.5%     $       --             --
           Tier 1 (core) capital        198,828            8.2          97,038            4.0         121,298            5.0%
           Risk-based capital:
                Tier 1                  198,828           11.7              --             --         102,223            6.0
                Total                   220,122           12.9         136,298            8.0         170,373           10.0
                                     ==========                     ==========                     ==========
      September 30, 2004:
           Tangible capital          $  189,486           11.3%     $   25,285            1.5%     $       --             --
           Tier 1 (core) capital        189,486           11.3          67,427            4.0          84,284            5.0%
           Risk-based capital:
                Tier 1                  189,486           16.6              --             --          68,593            6.0
                Total                $  203,776           17.8      $   91,458            8.0      $  114,322           10.0
                                     ==========                     ==========                     ==========

      Tangible and Tier 1 capital amounts represent the stockholder's equity of the Bank, less intangible assets and after-tax net unrealized gains (losses) on securities available for sale and any other disallowed assets, such as deferred income taxes. Total capital represents Tier 1 capital plus the allowance for loan losses up to a maximum amount equal to 1.25% of risk-weighted assets.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      The following is a reconciliation of the Bank's total stockholder's equity under accounting principles generally accepted in the United States of America ("GAAP") and its regulatory capital:

                                                                       September 30,
                                                             ------------------------------
                                                                 2005               2004
                                                             ------------      ------------
      Total GAAP stockholder's equity (Provident Bank)       $    367,230      $    259,790
      Goodwill and intangible assets                             (169,704)          (70,490)
      Other disallowed assets (deferred income taxes)              (6,882)               --
      Unrealized losses on securities available for sale
          included in other comprehensive losses                    8,184               186
                                                             ------------      ------------
               Tangible, tier 1 core and
                   Tier 1 risk-based capital                      198,828           189,486
      Allowance for loan losses                                    21,294            14,290
                                                             ------------      ------------
               Total risk-based capital                      $    220,122      $    203,776
                                                             ============      ============

(b)   Dividend Payments

      Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. After September 30, 2005 the amount that can be paid to Provident New York Bancorp by Provident Bank is $19,864 plus net income in fiscal 2006 for Provident Bank. The Bank paid no cash dividends to Provident New York Bancorp during the year ended September 30, 2005 ($15 million during the year ended September 30, 2004 and $3,500 during the year ended September 30, 2003).

      Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

(c)   Stock Repurchase Programs

      During the year the Company announced two stock repurchase programs. The first, which was announced in the first quarter of 2005, authorized the repurchase of 2,295,000 shares and was completed in June 2005. The second, which was announced in the second quarter of 2005, authorized the repurchase of 2,200,000 shares, of which 1,307,400 remain to be purchased. The total number of shares repurchased under repurchase programs during the fiscal year ending September 30, 2005, was 3,187,600 at a total cost of $38.0 million.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(d)   Liquidation Rights

      Upon completion of the second-step conversion in January 2004, the Bank established a special "liquidation account" in accordance with OTS regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company's ownership interest in the retained earnings of Provident Federal as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on December 31 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits do not restore such account holder's interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder's equity below the amount of the liquidation account.

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

                                                            September 30,
                                                     -------------------------
                                                       2005             2004
                                                     ---------       ---------
      Lending-related instruments:
            Loan origination commitments                53,258          90,365
            Unused lines of credit                     229,957         120,695
            Standby letters of credit                   17,141          12,711

(a)   Lending Related Instruments

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

      Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's loan origination commitments at September 30, 2005 provide for interest rates ranging principally from 5.42% to 8.75%.

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

      As of September 30, 2005, the Company had $17,141 in outstanding letters of credit, of which $7,225 were secured by cash collateral.

(b)   Interest Rate Cap Agreements

      At September 30, 2002, the Company was a party to two interest rate cap agreements with a total notional amount of $50,000. These interest rate caps matured in March and April 2003. These agreements were entered into to reduce the variability of cash flows from potentially higher interest payments associated with upward interest rate repricings on a portion of the Company's certificate of deposit accounts and borrowings. The counterparties to the agreements were obligated to make payments to the Company, based on the notional amounts, to the extent that the three-month LIBOR rate exceeded specified levels during the term of the agreements. These specified rate levels were 8.25% and 6.50% for interest rate cap agreements with notional amounts of $30,000 and $20,000, respectively.

      The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000, and recorded an after-tax transition adjustment of $41 to recognize the interest rate cap agreements at fair value. The Company's interest rate cap agreements were accounted for as cash flow hedges under SFAS No. 133 and were reported at fair value, which was insignificant at September 30, 2002. Interest expense for the years ended September 30, 2005, 2004, and 2003 includes charges of $0, $0, and $16, respectively, for the effect of the interest rate cap agreements. The remaining amount reported in accumulated other comprehensive income with respect to these agreements at September 30, 2002 was reclassified into earnings during fiscal 2003.

(17)  Commitments and Contingencies

      Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under noncancelable operating leases with initial or remaining terms of

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      more than one year at September 30, 2005 are $1,856 for fiscal 2006, $1,829 for fiscal 2007, $1,800 for fiscal 2008, $1,546 for fiscal 2009,
      $1,314 for fiscal 2010 and a total of $12,513 for later years. Occupancy and office operations expense includes net rent expense of $1,666, $1,435, and $1,202, for the years ended September 30, 2005, 2004 and 2003, respectively.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):



                                                      2005                                  2004
                                        ----------------------------------    -----------------------------------
                                            Carrying         Estimated           Carrying           Estimated
                                             amount          fair value           amount            fair value
                                        ---------------    ---------------    ---------------    ----------------
Financial assets:
     Cash and due from banks            $        64,117    $        64,117    $       107,571    $        107,571
     Securities available for sale              822,952            822,952            534,297             534,297
     Securities held to maturity                 70,949             71,151             69,078              70,230
     Loans                                    1,340,065          1,333,200            980,281           1,024,002
     Accrued interest receivable                 10,954             10,954              6,815               6,815
     FHLB stock                                  21,333             21,333             10,247              10,247
Financial liabilities:
     Deposits                                 1,726,401          1,722,712          1,239,532           1,238,364
     FHLB borrowings                            442,203            441,750            214,909             214,940
     Mortgage escrow funds                        4,122              4,115              2,526               2,526

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

      Fair values were estimated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the current market rate on loans that are similar with regard to collateral, maturity and the type of borrower. The discounted value of the cash flows was reduced by a credit risk adjustment based on loan categories. Based on the current composition of the Company' s loan portfolio, as well as past experience and current economic conditions and trends, the future cash flows were adjusted by prepayment assumptions that shortened the estimated remaining time to maturity and therefore affected the fair value estimates.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

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

            The fair values of the Company's off-balance-sheet financial instruments described in Note 16 were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2005 and 2004, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19)  Recent Accounting Standards and Interpretations

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

based method disclosed under the provisions of Statement 123 in most respects, there some differences. The Company estimates that annual expense using the Black Sholes method beginning in fiscal 2006 will be approximately $1,151 or $939 after tax and the diluted earnings per share impact will be approximately $0.02. This impact does not include the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which cannot be measured with any degree of certainty.

Effective March 31, 2004 Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity rates (` Securities ("SFAS 115") and investmentsaccounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates ("other than temporary impairment") must be recorded for as are loans under the AICPA's Statement of Position 03-3 ("SOP 03-3") on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principle) and decreased, or lower then expected yields.

In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections,' replacing APB Opinion No. 20 and FASB Statement No.3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time management believes this statement will have no impact on the reporting of our operations or financial condition.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer. " The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the provisions of this standard did not have a material impact on the results of future operations.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(20)  Condensed Parent Company Financial Statements

      Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:


      Condensed Statements of Financial Condition                                                September 30,
                                                                                         ---------------------------
                                                                                             2005             2004
                                                                                         -----------     -----------
      Assets:
             Cash                                                                        $    10,544     $    74,726
             Loan receivable from ESOP                                                        10,779          11,491
             Investment in Provident Bank                                                    366,836         258,922
             Investment in Hardenburgh Abstract Title Company                                  1,408              --
             Other assets                                                                      6,473           5,182
                                                                                         -----------     -----------
                        Total assets                                                     $   396,040     $   350,321
                                                                                         ===========     ===========
      Liabilities                                                                        $       883     $       809
      Stockholders' equity                                                                   395,157         349,512
                                                                                         -----------     -----------
                        Total liabilities and
                           stockholders' equity                                          $   396,040     $   350,321
                                                                                         ===========     ===========

                                                                                  Year ended September 30,
                                                                       ---------------------------------------------
                                                                           2005             2004             2003
                                                                       -----------      -----------      -----------
      Condensed statements of income
             Interest income                                           $       777      $       919      $       258
             Dividends from Provident Bank                                      --           15,000            3,500
             Gain on sale of securities available for sale                      --              471               92
             Non-interest expense                                           (1,485)          (5,207)            (175)
             Income tax expense                                                232            1,311              (73)
                                                                       -----------      -----------      -----------
                        Income before equity in undistributed
                                    earnings of subsidiaries                  (476)          12,494            3,602
             Equity in undistributed earnings of:
                                    Provident Bank                          21,341           (1,477)           7,649
                                    Hardenburgh Abstract Title Co.             377               --               --
                                                                       -----------      -----------      -----------
                        Net income                                     $    21,242      $    11,017      $    11,251
                                                                       ===========      ===========      ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                                                          Year ended September 30,
                                                                             -----------      -----------      -----------
                                                                                 2005             2004              2003
                                                                             -----------      -----------      -----------
Condensed statements of cash flows
     Cash flows from operating activities:
          Net income                                                         $    21,242      $    11,017      $    11,251
          Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                Equity in undistributed earnings of
                   Provident Bank                                                (21,341)           1,477           (7,649)
                   Hardenburgh Abstract Company                                     (377)              --               --
                Net gain on sales of securities                                       --              471               92
                Other adjustments, net                                            (1,377)           4,295            1,119
                                                                             -----------      -----------      -----------
                   Net cash (used in) provided by
                      operating activities                                        (1,853)          17,260            4,813
                                                                             -----------      -----------      -----------
      Cash flows from investing activities:
          Acquisitions                                                            74,593           39,697               --
          Purchases of securities available for sale                                  --          (41,021)              --
          Proceeds from sales of securities available for sale                        --           42,847            2,050
          Origination of ESOP loan                                                    --           (9,987)              --
          ESOP loan principal repayments                                             711              376              376
                                                                             -----------      -----------      -----------
                   Net cash provided by investing activities                      75,304           31,912            2,426
                                                                             -----------      -----------      -----------
      Cash flows from financing activities:
          Common stock offering proceeds net                                          --          192,363               --
          Capital contribution to banking subsidiary                             (92,549)        (160,404)              --
          Treasury shares purchased                                              (38,261)            (432)          (2,343)
          Cash dividends paid                                                     (7,467)          (5,008)          (2,421)
          Stock option transactions                                                  103              125              524
          Shares purchased for ESOP plan                                              --           (9,987)              --
          Formation of Charitable Foundation                                          --            4,000               --
          Other equity transactions                                                  541            1,257               --
                                                                             -----------      -----------      -----------
                   Net cash provided by (used in)financing activities           (137,633)          21,914           (4,240)
                                                                             -----------      -----------      -----------
                   Net increase (decrease)  in cash                              (64,182)          71,086            2,999
      Cash at beginning of year                                                   74,726            3,640              641
                                                                             -----------      -----------      -----------
      Cash at end of year                                                    $    10,544      $    74,726      $     3,640
                                                                             ===========      ===========      ===========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(21)  Quarterly Results of Operations (Unaudited)

      The following is a condensed summary of quarterly results of operations for the years ended September 30, 2005 and 2004:

                                                    First         Second           Third          Fourth
                                                   quarter        quarter         quarter        quarter
                                                 ----------     ----------      ----------     ----------
      Year ended September 30, 2005
            Interest and dividend income         $   28,012     $   28,284      $   28,911     $   30,062
            Interest expense                          6,310          6,863           7,643          8,584
                                                 ----------     ----------      ----------     ----------
                        Net interest income          21,702         21,421          21,268         21,478
            Provision for loan losses                   150            150             225            225
            Non-interest income                       4,025          3,841           5,433          4,610
            Non-interest expense                     17,709         17,068          18,141         17,665
                                                 ----------     ----------      ----------     ----------
                        Income before income
                           tax expense                7,868          8,044           8,335          8,198
            Income tax expense                        2,853          2,864           2,676          2,810
                                                 ----------     ----------      ----------     ----------
                        Net income               $    5,015     $    5,180      $    5,659     $    5,388
                                                 ==========     ==========      ==========     ==========
            Earnings per common share:
            Basic                                $     0.11     $     0.12      $     0.13     $     0.13
            Diluted                                    0.11           0.12            0.13           0.13
                                                 ==========     ==========      ==========     ==========
      Year ended September 30, 2004
            Interest and dividend income         $   14,318     $   19,085      $   19,984     $   21,121
            Interest expense                          2,767          3,147           3,487          3,581
                                                 ----------     ----------      ----------     ----------
                        Net interest income          11,551         15,938          16,497         17,540
            Provision for loan losses                   150            200             225            225
            Non-interest income                       2,803          2,784           2,875          3,111
            Non-interest expense*                     9,570         18,650          13,505         14,421
                                                 ----------     ----------      ----------     ----------
                        Income before income
                           tax expense                4,634           (128)          5,642          6,005
            Income tax expense                        1,589           (200)          1,988          1,759
                                                 ----------     ----------      ----------     ----------
                        Net income               $    3,045     $       72      $    3,654     $    4,246
                                                 ==========     ==========      ==========     ==========
            Earnings per common share:
            Basic                                $     0.09     $       --      $     0.10     $     0.11
            Diluted                                    0.09             --            0.10           0.11
                                                 ==========     ==========      ==========     ==========

      * The second quarter of 2004 includes $5,000 in expense recognized for the formation of the charitable foundation

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

      None

ITEM 9A. Controls and Procedures.

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule l3a-15(e) and l5d-l5(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b)   Changes in internal controls.

      There were no changes in our internal control over financial reporting during the period covered by this report or, to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 9B. Other Information
--------------------------

      Not applicable.

ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The "Proposal I -- Election of Directors" section of Provident Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2006 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation
-------------------------------

      The "Proposal I - Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

      Set forth below is certain information as of September 30, 2005, regarding equity compensation that has been approved by stockholders.

   ---------------------------------------------------------------------------------------------------------------------
                                  Number of securities to be
   Equity compensation plans        issued upon exercise of                               Number of securities remaining
          approved by               outstanding options and       Weighted average            available for issuance
          stockholders                      rights                 Exercise price                   under plan
   ---------------------------------------------------------------------------------------------------------------------
   Stock Option Plans                      2,922,306                   $9.61                        312,843
   ---------------------------------------------------------------------------------------------------------------------
   Recognition and Retention
   Plan (1)                                  686,160               Not Applicable                    36,520
   ---------------------------------------------------------------------------------------------------------------------
   Total  (2)                              3,608,466                   $9.61                        349,363
   ---------------------------------------------------------------------------------------------------------------------

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

ITEM 14. Principal Accountant Fees and Service
----------------------------------------------

      The "Proposal II -- Ratification of Appointment of Independent Registered Public Accounting Firm" section of the proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(1)   Financial Statements
      --------------------

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)   Independent Auditors' Report

(B) Consolidated Statements of Financial Condition as of September 30, 2005 and 2004

(C) Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003

(D) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended September 30, 2005, 2004, and 2003

(E) Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

(F)   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules
      -----------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)   Exhibits
      --------

      --------------------------------------------------------------------------
      3.1     Certificate of Incorporation of Provident New York Bancorp(1)
      --------------------------------------------------------------------------
      3.2     Bylaws of Provident New York Bancorp(1)
      --------------------------------------------------------------------------
      4       Form of Common Stock Certificate of Provident New York Bancorp(1)
      --------------------------------------------------------------------------
      10.1    Employee Stock Ownership Plan(2)
      --------------------------------------------------------------------------
      10.2    Employment Agreement with George Strayton, as amended(2)
      --------------------------------------------------------------------------
      10.3    Form of Employment Agreement(2)
      --------------------------------------------------------------------------
      10.4    Deferred Compensation Agreement, as amended and restated(1)
      --------------------------------------------------------------------------
      10.5    Supplemental Executive Retirement Plan, as amended(2)
      --------------------------------------------------------------------------
      10.6    Management Incentive Program(2)
      --------------------------------------------------------------------------
      10.7    1996 Long-Term Incentive Plan for Officers and Directors, as
              amended(2)
      --------------------------------------------------------------------------
      10.8    Provident Bank 2000 Stock Option Plan(3)
      --------------------------------------------------------------------------
      10.9    Provident Bank 2000 Recognition and Retention Plan(3)
      --------------------------------------------------------------------------
      10.10   Employment Agreement with Paul A. Maisch(5)
      --------------------------------------------------------------------------
      10.11   Provident Bancorp, Inc. 2004 Stock Incentive Plan(6)
      --------------------------------------------------------------------------
      10.12   Provident Bank Executive Officer Incentive Plan(7)
      --------------------------------------------------------------------------
      14      Code of Ethics(4)
      --------------------------------------------------------------------------
      21      Subsidiaries of Registrant
      --------------------------------------------------------------------------
      23      Consent of KPMG LLP
      --------------------------------------------------------------------------
      31.1    Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002
      --------------------------------------------------------------------------
      31.2    Certification of Chief Financial Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002
      --------------------------------------------------------------------------
      32      Certification Pursuant to 18 U.S.C. Section 1350, as amended by
              Section 906 of the Sarbanes-Oxley Act of 2002
      --------------------------------------------------------------------------

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003 and amended on October 31, 2003 and November 10, 2003.

(2) Incorporated by reference to the Registration Statement on Form S-1 of Provident Bancorp, Inc., a federal corporation (File No. 333-63593), originally filed with the Commission on September 17, 1998 and amended on November 6, 1998 and November 12, 1998.

(3) Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on January 18, 2000.

(4) Incorporated by reference from the Annual Report on Form 10-K of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on December 29, 2003.

(5) Incorporated by reference from the Quarterly Report on Form l0-Q of Provident Bancorp, Inc., a Delaware corporation (File No. 0-25233), filed with the Commission on August 12, 2004.

(6) Incorporated by reference to Appendix A to the proxy statement for the Company's 2005 Annual Meeting of Stockholders (File No. 0-25233), filed with the Commission on January 19, 2005.

(7) Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (Commission File No. 0- 25233), filed with the Commission on December 5, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Provident New York Bancorp


Date: December 8, 2005                    By: /s/ George Strayton
     ------------------                       ----------------------------------
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

              By:   /s/ George Strayton                  By: /s/ Paul A. Maisch
                    -------------------                      ------------------
                    George Strayton                          Paul A. Maisch
                    President                                Senior Vice President
                    Chief Executive Officer and              Chief Financial Officer and
                    Director                                 Principal Accounting Officer

              Date:  December 8, 2005                    Date:  December 8, 2005


              By:   /s/ William F. Helmer                By: /s/ Dennis L. Coyle
                    --------------------                     -------------------
                    William F. Helmer                        Dennis L. Coyle
                    Chairman of the Board                    Vice Chairman

              Date:  December 8, 2005                    Date:  December 8, 2005

By: /s/ Judith Hershaft       By: /s/ Thomas F. Jauntig, Jr.   By: /s/ Thomas G. Kahn
    ------------------            --------------------------       ------------------
    Judith Hershaft,              Thomas F. Jauntig, Jr.           Thomas G. Kahn,
    Director                      Director                         Director

Date: December 8, 2005        Date:  December 8, 2005          Date:  December 8, 2005

By: /s/ R. Michael Kennedy    By: /s/ Victoria Kossover        By: /s/ Donald T. McNelis
    ----------------------        ---------------------            ---------------------
    R. Michael Kennedy,           Victoria Kossover,               Donald T. McNelis,
    Director                      Director                         Director

Date: December 8, 2005        Date:  December 8, 2005          Date:  December 8, 2005

By: /s/ Richard A. Nozell     By: /s/ Carl Rosenstock          By: /s/ William Sichol, Jr.
    ---------------------         -------------------              -----------------------
    Richard A. Nozell,            Carl Rosenstock,                 William Sichol Jr.,
        Director                  Director                         Director

Date: December 8, 2005        Date:  December 8, 2005          Date:  December 8, 2005

By: /s/ Burt Steinberg        By: /s/ F. Gary Zeh
    ------------------            ---------------
    Burt Steinberg,               F. Gary Zeh
    Director                      Director

Date: December 8, 2005        Date:  December 8, 2005