Form 10-Q
period 2005-12-31
PROVIDENT NEW YORK BANCORP
filed 2006-02-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to __________

Commission File Number: 0-25233

PROVIDENT NEW YORK BANCORP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of	(IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)

(845) 369-8040

(Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding
$0.01 per share	42,972,866 as of January 31, 2006

PROVIDENT NEW YORK BANCORP

QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition (unaudited)
	at December 31, 2005 and September 30, 2005	3
	Consolidated Statements of Income (unaudited) for the Three
	Months Ended December 31, 2005 and 2004	5

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
	for the Three Months Ended December 31, 2005	6
	Consolidated Statements of Cash Flows (unaudited)
	for the Three Months Ended December 31, 2005 and 2004	7
	Consolidated Statements of Comprehensive Income (unaudited) for the
	Three Months Ended December 31, 2005 and 2004	9
	Notes to Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

See accompanying notes to consolidated financial statements.

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Assets	December 31,	September 30,
	2005	2005

Cash and due from banks	$61,579	$64,117
Securities (Note 6):
Available for sale, at fair value	832,579	822,952
Held to maturity, at amortized cost (fair value of $65,955 and $71,151 at
December 31, 2005 and September 30, 2005, respectively)	65,949	70,949
Total securities	898,528	893,901

Loans held for sale	833	---

Gross loans (note 4)	1,387,148	1,362,073
Allowance for loan losses (Note 5)	(21,819)	(22,008)
Total loans, net	1,365,329	1,340,065
Federal Home Loan Bank ("FHLB") stock, at cost	26,677	21,333
Accrued interest receivable	10,676	10,594
Premises and equipment, net	32,739	32,101
Goodwill (note 2)	157,656	157,656
Core deposit intangible, net (note 2)	12,933	13,770
Bank owned life insurance	38,080	37,667
Other assets	24,805	26,158
Total assets	$2,629,835	$2,597,362

(Continued)

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity	December 31,	September 30,
	2005	2005

Liabilities:
Deposits (note 7):
Non-interest bearing	$364,290	$385,081
Interest bearing	1,311,026	1,341,320
Total deposits	1,675,316	1,726,401
Borrowings (note 8 )	533,843	442,203
Mortgage escrow funds	11,447	4,122
Other	16,650	29,479
Total liabilities	2,237,256	2,202,205

Stockholders’ equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
none issued or outstanding)
Common stock (par value $0.01 per share; 75,000,000 shares authorized;
45,929,552 shares issued; 43,048,299 shares and 43,505,659 shares
outstanding at December 31, 2005 and September 30, 2005, respectively)	459	459
Additional paid-in capital	346,226	345,631
Unallocated common stock held by employee stock ownership
plan ("ESOP") (1,210,260 shares at December 31, 2005 and
1,248,427 at September 30, 2005)	(9,850)	(10,045)
Treasury stock, at cost (2,881,253 shares at December 31, 2005
and 2,423,893 shares at September 30, 2005	(33,243)	(28,195)
Common stock awards under recognition and retention plan
("RRP") (644,260 shares and 686,160 shares at December 31, 2005
and September 30, 2005, respectively)	(7,796)	(8,810)
Retained earnings	107,149	104,484
Accumulated other comprehensive loss, net of taxes	(10,366)	(8,367)
Total stockholders’ equity	392,579	395,157
Total liabilities and stockholders’ equity	$2,629,835	$2,597,362

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2005	2004
Interest and dividend income:
Loans	$22,186	$19,413
Securities	8,889	8,478
Other earning assets	38	121
Total interest and dividend income	31,113	28,012
Interest expense:
Deposits	5,258	3,367
Borrowings	4,796	2,943
Total interest expense	10,054	6,310
Net interest income	21,059	21,702
Provision for loan losses (Note 5)	300	150
Net interest income after provision for loan losses	20,759	21,552
Non-interest income:
Deposit fees and service charges	2,670	2,535
Loan fees and late charges	401	383
Gains on sales of securities available for sale	---	49
(Loss) gains on sales of loans	(20)	59
Title insurance fees	416	358
Bank owned life insurance	413	316
Other	475	325
Total non-interest income	4,355	4,025
Non-interest expense:
Compensation and employee benefits	7,840	7,834
Stock-based compensation plans (Note 1)	1,512	840
Occupancy and office operations	2,636	2,148
Advertising and promotion	592	1,163
Professional fees	854	668
Data and check processing	878	1,248
Merger integration costs	---	380
Amortization of intangible assets	837	1,127
ATM/debit card expense	344	326
Other	1,916	1,975
Total non-interest expense	17,409	17,709
Income before income tax expense	7,705	7,868
Income tax expense	2,545	2,853
Net income	$5,160	$5,015
Weighted average common shares:
Basic	41,193,958	44,322,927
Diluted	41,670,008	44,926,104
Per common share: (Note 9)
Basic	$0.13	$0.11
Diluted	$0.12	$0.11

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Common Stock Awards Under RRP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2005	43,505,659	$459	$345,631	$(10,045)	$(8,810)	$(28,195)	$104,484	$(8,367)	$395,157
Net income							5,160		5,160
Other comprehensive loss								(1,999)	(1,999)
Total comprehensive income									3,161

Distribution of deferred
compensation			2						2
Stock option transactions, net	38,040		362			523	(520)		365
ESOP shares allocated or
committed to be released
for allocation (38,172 shares)			231	195					426
RRP awards	(4,000)				(43)	5	(8)		0
Vesting of RRP shares					854				854
Other RRP Transactions	(26,229)				203	(320)			(117)
Purchase of treasury stock	(473,17)					(5,302)			(5,302)
Cash dividends paid ($0.05 per
common share)							(1,967)		(1,967)

Balance at December 31, 2005	43,048,299	$459	$346,226	$(9,850)	$(7,796)	$(33,243)	$107,149	$(10,366)	$392,579

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except share amounts)

	For the Three Months Ended December 31
	2005	2004
Cash flows from operating activities:
Net income	$5,160	$5,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	150
Depreciation and amortization of premises and equipment	979	743
Amortization of core deposit intangible	837	1,127
Gain on sales of securities available for sale	---	(49)
Loss (gain) on sales of loans held for sale	20	(59)
Net amortization of premiums and discounts on securities	950	1,001
ESOP and RRP expense	1,280	592
Stock option compensation expense	365	---
Originations of loans held for sale	(833)	(5,057)
Proceeds from sales of loans held for sale	---	3,505
Deferred income tax benefit	(6,457)	(9,294)
Net changes in accrued interest receivable and payable	256	(187)
Other adjustments (principally net changes in other assets and other liabilities)	(5,007)	(1,519)
Net cash used in operating activities	(2,150)	(4,032)
Cash flows from investing activities:
Purchases of securities:
Available for sale	(46,563)	(268,064)
Held to maturity	(5,177)	(5,219)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	32,616	29,448
Held to maturity	10,148	9,044
Proceeds from sales of securities available for sale	---	16,988
Loan originations	(155,678)	(101,620)
Loan principal payments	129,128	102,173
Proceeds from sales of fixed assets	187	---
Purchase of FHLB stock (net)	(5,344)	(1,852)
Purchase of Warwick Community Bancorp, Inc.	---	164,491
Increase in bank owned life insurance	(413)	(317)
Purchases of premises and equipment	(1,804)	(1,001)
Net cash used in investing activities	(42,901)	(55,929)

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(Dollars in thousands, except share amounts)

	For the Three Months Ended December 31,
	2005		2004
Cash flows from financing activities:
Net (decrease) increase in transaction and savings deposits		$(72,414)	$10,361
Net increase (decrease) in time deposits		21,366	(23,548)
Net increase in borrowings		93,503	18,036
Net increase in mortgage escrow funds		7,325	7,025
Treasury shares purchased		(5,302)	---
Stock option transactions		2	25
Cash dividends paid		(1,967)	(1,640)
Net cash provided by financing activities		42,513	10,259

Net decrease in cash and cash equivalents		(2,538)	(49,702)
Cash and cash equivalents at beginning of period		64,117	107,571
Cash and cash equivalents at end of period		$61,579	$57,869

Supplemental information:
Interest payments		$9,717	$5,336
Income tax payments		830	420
Fair value of assets acquired (incl. intangibles)	$	---	$806,114
Fair value of liabilities assumed		---	658,919
Net fair value	$	---	$147,195
Cash portion of Warwick Community Bancorp Inc. purchase transaction	$	---	$72,601
Stock portion of Warwick Community Bancorp Inc. purchase transaction		---	74,594
Total paid for Warwick Community Bancorp Inc.		---	$147,195
Net change in unrealized losses recorded on securities available for sale		$(3,395)	$(3,242)
Change in deferred taxes on unrealized losses on securities available for sale		$1,396	$1,410
Number of RRP shares issued		4,000	---

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2005	2004
Net Income:	$5,160	$5,015

Other comprehensive loss:

Net unrealized holding losses arising during the period, net of taxes of $1,396 and $1,410	(1,999)	(1,803)

Less reclassification adjustment for net realized gains included in net income, net of taxes of $0 and $20	---	(29)

Total comprehensive loss	(1,999)	(1,832)

Total comprehensive income	$3,161	$3,183

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

1.	Basis of Presentation

On June 29, 2005, the Company changed its name from Provident Bancorp, Inc. to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names.

The consolidated financial statements and other financial information presented in this document as of December 31, 2005 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”) and Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company”. Provident New York Bancorp is a publicly-held company and the parent of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave holds an investment in a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through December 31, 2005, the activities of these wholly-owned subsidiaries have had a minor impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

The Company’s off-balance sheet activities are limited to loan origination commitments, lines of credit and letters of credit extended to customers or, in the case of letters of credit, on behalf of customers in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2005.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. Statement of Financial Accounting Standards (“SFAS”) No. 123R, issued in December of 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption for all publicly owned companies for fiscal periods ending after July 15, 2005. As of October 1, 2005, the Company has begun to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company’s stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company’s stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans which were compensatory per APB 25, and had grant-date intrinsic value (which occurs if the exercise price is less than the market value on the day of the grant) such as restricted stock grants (RRPs).

The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R which are subject to such an accelerated vesting upon the recipient’s attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2005, the following grants valued under SFAS No. 123R were subject to this accelerated vesting: 418,860 restriced stock shares and 535,280 stock options.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the quarter ended December 31, 2005, the Company issued 25,000 new stock-based awards and recognized total non-cash stock-based compensation cost of $365,000 primarily for shares related to transition awards, along with the fair-value of these new grants. As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options was $3.8 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123 and No. 123R. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123R had been applied to all outstanding awards for the quarter ended December 31, 2004.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended December 31,
2004

Net income, as reported	$5,015
Deduct stock option expense determined under the fair-value-based method, net of related tax effects	(49)
Pro forma net income	$4,966

Earnings per share:
Basic, as reported	$0.11
Basic, pro forma	0.11
Diluted, as reported	0.11
Diluted, pro forma	0.11

While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. (Generally, the amounts charged to income will be somewhat consistent with the amounts disclosed for pro-forma purposes in the past). The following table describes currently unvested grants which were used in the fair-value calculations for the first quarter of fiscal 2006 stock-based compensation expense calculations, and previously vested exercisable grants that were excluded from the fair-value calculation:

	December 31, 2005

	Stock Options Subject to SFAS No. 123R			Stock Options NOT Subject to SFAS No. 123R

		Weighted-Average			Weighted-Average
	Number of	Exercise	Life	Number of	Exercise	Life
	Stock Options	Price	(in Years)	Stock Options	Price	(in Years)
Range of Exercise Price
$ 3.50 to $5.71	---	n/a	n/a	898,742	$3.65	3.25
$ 6.09 to $10.85	20,000	$10.85	8.00	87,455	7.13	3.25
$11.28 to $13.33	1,454,840	12.75	6.42	407,229	12.68	6.07
	1,474,840	$12.73	6.44	1,393,426	$6.51	4.07

As a portion of these shares were anti-dilutive as of December 31, 2005, they were not included in common stock equivalents for earnings per share purposes.

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

On October 1, 2004 the Company completed its acquisition of Warwick Community Bancorp, Inc. (“WSB” or “Warwick”), located in Warwick, New York. WSB was the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company of Orange County, Inc., headquartered in Goshen, New York.

On January 14, 2004, the Company completed its acquisition of E.N.B. Holding Company, Inc. (“ENB”), located in Ellenville, New York. ENB was the holding company for Ellenville National Bank.

On April 23, 2002, the Company completed its acquisition of The National Bank of Florida (“NBF”), located in Florida, New York.

Below is a summary of the financial transactions, including the most recent branch purchase on May 19, 2005 of an HSBC Bank USA, National Association (“HSBC”) branch office in South Fallsburg New York, which has been consolidated with the Bank’s existing branch in South Fallsburg.

	HSBC		WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued		---	6,257,896	3,969,676	---	10,227,572
Loans acquired		$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed		23,319	475,150	327,284	88,182	913,935
Cash paid/(received)		(18,938)	72,601	36,773	28,100	118,536
Core deposit intangible		1,820	10,395	6,624	2,971	21,810
At December 31, 2005
Goodwill	$	---	$91,007	$53,183	$13,466	$157,656
Accumulated core deposit amortization		367	2,385	3,651	2,474	8,877
Net core deposit intangible		1,453	8,010	2,973	497	12,933

Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

3.     Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to  the  high  degree of  judgment  involved, the subjectivity of the assumptions utilized and the potential for changes  in the economic  environment that could  result  in changes to the

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. A loan is placed on nonaccrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on nonaccrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ending September 30, 2005 provides detail with regard to the Company’s accounting for the allowance for loan losses. With the exception of the adoption of SFAS 123R (accounting for stock-based compensation), on October 1, 2005, and the resulting expensing of stock options, there have been no significant changes in the application of accounting policies since September 30, 2005.

4.      Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2005	September 30, 2005

Real estate - residential mortgage	$461,218	$456,794
Real estate - commercial mortgage	511,925	497,936
Real estate - construction	65,201	66,710
Commercial and industrial	151,543	148,825
Consumer loans	197,261	191,808
Total	$1,387,148	$1,362,073

5.      Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently-applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended December 31,

	2005	2004
Balance at beginning of period	$22,008	$17,353
Allowance acquired through acquisition	---	4,880
Charge-offs	(514)	(266)
Recoveries	25	48
Net charge-offs	(489)	(218)
Provision for loan losses	300	150
Balance at end of period	$21,819	$22,165
Net charge-offs to average loans outstanding (annualized)	0.14%	0.07%

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	December 31, 2005		Septmember 30, 2005
	(Dollars in thousands)		(Dollars in thousands)
	90 days past due	Non-	90 days past due	Non-
	Still accruing	Accrual	Still accruing	Accrual
Non-performing loans:
One- to four- family	1,481		$1,337	$65
Commercial real estate	780		92	-
Commercial business[1]	2,250	73	-	120
Consumer	330	140	-	27
Total non-performing loans	4,841	213	1,429	212

Real estate owned:
One- to four family		91		92
Total real estate owned		91		92

Total non-performing assets		$5,145		$1,733

Ratios:
Non-performing loans to total loans		0.36%		0.12%
Non-performing assets to total assets		0.20%		0.07%
Allowance for loan losses to total non-performing loans		432%		1,341%
Allowance for loan losses to total loans		1.57%		1.62%

1 Comprised of a $2.2 million loan that matured last quarter, and was greater than 90 days overdue at December, but was paid-off in January 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

6.      Securities

The following is a summary of securities available for sale at December 31, 2005 and September 30, 2005:

	Available for Sale Portfolio December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed securities	$499,455	$328	$(10,463)	$489,320
Collateralized mortgage obligations	20,649	---	(455)	20,194
Total mortgage-backed and SBA securities	520,104	328	(10,918)	509,514
Investment Securities
U.S. Government and federal agency securities	267,461	---	(5,537)	261,924
State and municipal securities	61,214	54	(1,044)	60,224
Equity securities	947	6	(36)	917
Total investment securities	329,622	60	(6,617)	323,065
Total available for sale	$849,726	$388	$(17,535)	$832,579

	Available for Sale Portfolio September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed securities	$500,844	$108	$(7,956)	$492,996
Collateralized mortgage obligations	21,965	---	(183)	21,782
Total mortgage-backed and SBA securities	522,809	108	(8,139)	514,778
Investment securities
U.S. Government and federal agency securities	262,769	---	(5,144)	257,625
State and municipal securities	50,176	87	(572)	49,691
Equity securities	947	5	(94)	858
Total investment securities	313,892	92	(5,810)	308,174
Total available for sale	$836,701	$200	$(13,949)	$822,952

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following is a summary of securities held to maturity at December 31, 2005 and September 30, 2005:

	Held to Maturity Portfolio December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed securities	$23,094	$198	$(345)	$22,947
Collateralized mortgage obligations	1,811	44	---	1,855
Total mortgage-backed securities	24,905	242	(345)	24,802
Investment securities
State and municipal securities	40,787	405	(300)	40,892
Other investments	257	7	(3)	261
Total investment securities	41,044	412	(303)	41,153
Total held to maturity	$65,949	$654	$(648)	$65,955

	Held to Maturity Portfolio September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed securities	$24,758	$293	$(295)	$24,756
Collateralized mortgage obligations	1,953	40	---	1,993
Total mortgage-backed securities	26,711	333	(295)	26,749

Investment securities
State and municipal securities	43,931	482	(321)	44,092
Other	307	7	(4)	310
Total investments	44,238	489	(325)	44,402
Total held to maturity	$70,949	$822	$(620)	$71,151

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

At December 31, 2005 and September 30, 2005, the accumulated unrealized net loss on securities available for sale (net of tax of $6,964 and $5,565 respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders’ equity, was ($10,183) and $(8,184) respectively. Gross realized gains were $0 and $49 respectively, and there were no gross realized losses, for the three months ended December 31, 2005 and 2004.

Securities with a carrying amount of $401,283 and $297,359 were pledged as collateral for municipal deposits, borrowings and other purposes at December 31, 2005 and September 30, 2005, respectively.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:

Mortgage-backed securities	$(4,313)	$242,882	$(6,605)	$239,648	$(10,918)	$482,530
U.S. Government Agency securities	(224)	24,919	(5,313)	237,006	(5,537)	261,925
Municipal securities	(900)	50,438	(144)	6,055	(1,044)	56,493
Equity securities	-	105	(36)	806	(36)	911

Total available-for-sale:	(5,437)	318,344	(12,098)	483,515	(17,535)	801,859

Held to Maturity:
Mortgage-backed securities	(37)	2,412	(308)	10,050	(345)	12,462
State and municipal securities	(137)	18,186	(163)	3,397	(300)	21,583
Other securities	-	-	(3)	100	(3)	100
Total held to maturity:	(174)	20,598	(474)	13,547	(648)	34,145

Total securities:	$(5,611)	$338,942	$(12,572)	$497,062	$(18,183)	$836,004

Substantially all of the unrealized losses at December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2005. A total of 263 securities were in a continuous unrealized loss position for less than 12 months, and 222 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2005, except for an investment in Freddie Mac perpetual preferred stock, previously determined to have other than temporary impairment loss of $93 on a recorded basis of $905.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

7.     Deposits

        Major classifications of deposits are summarized below:

	December 31, 2005	September 30, 2005

Demand deposits:
Retail	$164,353	$170,434
Commercial and municipal	199,937	214,647
Business NOW deposits	33,101	60,214
Personal NOW deposits	117,312	105,730
Total transaction accounts	514,703	551,025
Money market deposits	207,971	222,091
Savings deposits	459,665	481,674
Certificates of deposit	492,977	471,611
Total deposits	$1,675,316	$1,726,401

8.      FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2005		September 30, 2005
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$393,567	4.09%	$296,636	3.86%
Repurchase agreements	140,276	3.70	145,567	3.62
Total borrowings	$533,843	3.99%	$442,203	3.78%
By remaining period to maturity:
One year or less	$347,237	4.13%	$235,212	3.84%
One to two years	10,000	4.85	18,115	3.62
Two to three years	53,792	3.58	51,719	3.65
Three to four years	38,329	3.60	52,450	3.73
Four to five years	16,242	3.79	16,313	3.78
Five years or greater	68,243	3.73	68,394	3.73
Total borrowings	$533,843	3.99%	$442,203	3.78%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of December 31, 2005 and September 30, 2005, the Bank had pledged mortgages with collateral value totaling $354,170 and $301,154 respectively. Based on outstanding borrowings under the line totaling $286,700 and $269,529 as of December 31, 2005 and September 30, 2005, the Bank had unused borrowing capacity under the FHLB of New York Line of Credit of $67,470 and $31,625 respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $450,212 as of December 31, 2005.

9.      Earnings Per Common Share

The number of shares used in the computation of both basic and diluted earnings per share excludes unallocated ESOP shares held to fund deferred compensation plans, and unallocated restricted stock shares that have not been released to participants.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

Basic earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2005	2004

Weighted average common shares outstanding (basic), in ‘000s	41,194	44,323

Net income	$5,160	$5,015
Basic earnings per common share	$0. 13	$0.11

Diluted earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2005	2004
Weighted average common shares outstanding (basic), in ‘000s	41,194	44,323
Effect of common stock equivalents	476	603
Total diluted shares	41,670	44,926
Net income	$5,160	$5,015
Diluted earnings per common share	$0.12	$0.11

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

10.      Pension and Other Post Retirement Plans

Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post Retirement Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Service cost	$328	$337	$9	$26
Interest cost	430	412	20	37
Expected return on plan assets	(519)	(449)	---	---
Unrecognized net transition obligation	0	2	3	3
Amortization of prior service cost	(3)	(3)	1	1
Amortization of gain or loss	82	105	(26)	0
Net periodic cost	$318	$404	$7	$67

The contribution expected to be made to all plans in fiscal 2006 is $1,600. As of December 31, 2005, the Company has contributed $87. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB, the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company. The Company is currently evaluating its alternatives regarding combination, termination or continuation of the frozen plans.

11.     Guarantor’s Obligations Under Guarantees

Nearly all letters of credit issued by or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of December 31, 2005, the Company had $17.8 million in outstanding letters of credit, of which $6.1 million were secured by cash collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 2006 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; changes in local and national economic conditions; the extent and timing of actions of the Company’s regulators; customer deposit disintermediation; changes in customers’ acceptance of the Company’s products and services; general actions of competitors, other normal business risks such as credit losses, litigation and increases in the levels of non-performing assets. The Company’s forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update forward-looking statements to reflect new, changing or unanticipated events or circumstances.

The Company’s significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its September 30, 2005 Annual Report on Form 10-K. An accounting policy considered particularly critical to the Company’s financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

As discussed in Note 2 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of WSB on October 1, 2004. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to Warwick have been included in the Company’s consolidated financial statements from the date of acquisition.

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

Total assets as of December 31, 2005 were $2.6 billion, an increase of $32.5 million, or 1.3%, from September 30, 2005. The increase from September 30, 2005 was primarily due to an increase in loans, and to a lesser extent, securities. Loans increased $25.3 million, and securities increased $4.7 million. Core deposit intangibles decreased by $837,000 in net amortization, from September 30, 2005.

Net loans as of December 31, 2005 were $1.4 billion, an increase of $25.3 million, or 1.9%, over net loan balances of $1.3 billion at September 30, 2005. Commercial loans increased by $15.2 million, or 2.1%, over balances at September 30, 2005. Consumer loans increased by $5.5 million, or 2.8%, during the three-month period ended December 31, 2005, while residential loans increased by $4.4.

million, or 1.0%. Total loan originations, excluding loans originated for sale, were $155.7 million for the three months ended December 31, 2005. However, repayments and sales of loans were $129.1 million for the three months ended December 31, 2005. Loan quality continues to be strong, although non-performing loans grew substantially this quarter. This was primarily due to a $2.2 million loan that matured during the quarter ended September 30, 2005, and was greater than 90 days overdue at December 31, 2005 as to its principal payment, but was completely paid off in January 2006. At $5.1 million, non-performing loans as a percentage of total loans was 0.36%, as compared to 0.12% at September 30, 2005 and 0.26% at December 31, 2004.

Total securities increased by $4.6 million, or 0.5%, to $898.5 million at December 31, 2005 from $893.9 million at September 30, 2005. Investments were made primarily in government and federal agency securities and municipal securities, which increased by $11.7 million, or 3.3%. This increase was partially offset by payments received on our mortgage-backed securities and mark-to- market adjustments on available for sale securities due to changes in market interest rates.

Deposits as of December 31, 2005 were $1.7 billion, down $51.1 million, or 3.0%, from September 30, 2005. As of December 31, 2005 retail and commercial transaction accounts were 30.7% of deposits compared to 31.9% at September 30, 2005. The large decrease in non-transaction deposits was largely due to disintermediation caused by the higher yielding interest bearing accounts, shifting the lower interest bearing accounts to either our higher-yielding deposit products or to other institutions offering higher yields. As of January 2006, we have begun to offer certain new products that offer higher, market-sensitive interest rates and others that offer transaction account incentives.

Despite the decrease in aggregate deposit period-end balances, average transaction account balances were $520.3 million and $523.5 million for the quarter ended December 31, 2005 and September 30, 2005, respectively, compared to period-end “snap shot” balances, which declined from $551.0 million at September 30, 2005 to $514.7 million at December 31, 2005. “Snap shot” balances are subject to more volatile changes than the period averages. Management believes that average balances on deposits, especially transaction accounts, reflect a more accurate picture of deposits than period end balances.

Borrowings increased by $91.6 million from September 2005, or 20.7%, to $533.8 million. Much of the increase is related to the borrowings used to fund the increase in loans, mitigate changes in deposit balances and for repurchases of shares of Company common stock.

Stockholders’ equity decreased by $2.6 million to $392.6 million at December 31, 2005 compared to $395.2 million at September 30, 2005. The decrease is largely attributable to a $5.0 million increase in treasury shares, and an increase of $2.0 million in other comprehensive loss for unrealized losses on available for sale securities and dividends of $2.0 million. This decrease was offset by $5.2 million in current earnings for the three-month period, a $595,000 increase in additional paid in capital for stock-based compensation, and $737,000 in RRP transactions. Since September 2005, we have purchased a total of 499,400 shares of common stock, which are held as treasury shares.

During the third quarter 2005, the Company completed its first stock repurchase program and announced a second repurchase plan for up to 2.2 million shares. Repurchases under the authorized plan for the current quarter totaled 473,171 shares at a purchase price of $5.3 million. As of December 31, 2005 the Company had authorization to purchase up to additional 834,299 shares of common stock. Also during the first quarter of fiscal 2006, 4,000 shares of restricted stock were granted from treasury shares. Bank Tier I capital to assets stands at 8.37% at December 31, 2005. Tangible capital at the holding company level is 9.03%.

Comparison of Operating Results for the Three Months Ended
December 31, 2005 and December 31, 2004

Net Income. For the three months ended December 31, 2005 net income was $5.2 million, an increase of $145,000, compared to $5.0 million for the same period in fiscal 2005. Net interest income after provision for loan losses for the three months ended December 31, 2005 decreased by $793,000, or 3.7%, to $20.8 million compared to $21.6 million for the same period in the prior year. Non-interest income increased $330,000, or 8.2%, to $4.4 million for the three months ended December 31, 2005 compared to $4.0 million for the three months ended December 31, 2004. Non-interest expense decreased $300,000, or 1.7%, to $17.4 million for the three months ended December 31, 2005 compared to $17.7 million for the same prior-year period.

The relevant performance measures follow:

	Three Months Ended December 31,
	2005	2004
Per common share:
Basic earnings	$0.13	$0.11
Diluted earnings	0.12	0.11
Dividends declared	0.05	0.04
Return on average (annualized):
Assets	0.79%	0.79%
Equity	5.22%	4.69%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
		2005			2004
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial and commercial mortgage loans[1]	$702,104	$12,674	7.16%	$662,481	$11,036	6.61%
Consumer loans[1]	190,952	2,873	5.97	160,415	1,883	4.66
Residential mortgage loans[1]	448,500	6,639	5.87	434,554	6,494	5.93
Total loans	1,341,556	22,186	6.56	1,257,450	19,413	6.13
Securities-taxable	797,115	7,743	3.85	829,407	7,942	3.80
Securities-tax exempt[2]	94,324	1,362	5.73	48,051	683	5.64
Other earning assets	26,622	299	4.45	40,859	213	2.07
Total securities and other earning assets	918,061	9,404	4.06	918,317	8,838	3.82
Total interest-earning assets	2,259,617	31,590	5.55	2,175,767	28,251	5.15
Non-interest-earning assets	344,160			352,433
Total assets	$2,603,777			$2,528,200
Interest bearing liabilities:
NOW checking	$138,273	$130	0.37%	$142,660	$132	0.37%
Savings, clubs and escrow	478,002	620	0.51	559,276	821	0.58
Money market accounts	214,930	704	1.30	282,034	592	0.83
Certificate accounts	488,517	3,804	3.09	404,069	1,822	1.79
Total interest-bearing deposits	1,319,722	5,258	1.58	1,388,039	3,367	0.96
Borrowings	485,800	4,796	3.92	355,492	2,943	3.28
Total interest-bearing liabilities	1,805,522	10,054	2.21	1,743,531	6,310	1.44
Non-interest bearing liabilities:
Non-interest-bearing checking	382,009			327,381
Other non-interest-bearing liabilities	24,209			32,773
Total non-interest bearing liabilities	406,218			360,154
Total liabilities	2,211,740		1.80	2,103,685		1.19
Stockholder’s equity	392,037			424,515
Total liabilities and equity	$2,603,777			$2,528,200
Net interest rate spread			3.34%			3.72%
Net earning assets	$454,095			$432,236
Net interest margin		21,536	3.78%		21,941	4.00%
Ratio of average interest-earning assets to average
interest-bearing liabilities	125.15%			124.79%
Less tax equivalent adjustment		(477)			(239)
Net interest income		$21,059			$21,702

1    Includes non-accrual loans.
2  Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

	Three Months Ended December 31,
	2005 vs. 2004
	Increase/(Decrease) Due to

	Volume[1]	Rate[1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$685	$953	$1,638
Consumer loans	400	590	990
Residential mortgage loans	209	(64)	145
Securities-taxable	(304)	105	(199)
Securities-tax exempt[2]	668	11	679
Other earning assets	(93)	179	86
Total interest income	1,565	1,774	3,339
Interest-bearing liabilities
Savings	(110)	(91)	(201)
Money market	(163)	275	112
NOW checking	(2)	---	(2)
Certificates of deposit	443	1,540	1,983
Borrowings	1,208	644	1,852
Total interest expense	1,377	2,368	3,744
Net interest margin	189	(594)	(405)
Less tax equivalent adjustment[2]	(234)	(4)	(238)
Net interest income	$(45)	$(598)	$(643)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

Net interest income for the three months ended December 31, 2005 decreased by $643,000, or 3.0%, to $21.1 million for the quarter ended December 31, 2005, compared to $21.7 million for the quarter ended December 31, 2004. Gross interest income increased by $3.1 million, or 11.1%, to $31.1 million for the quarter ended December 31, 2005, compared to $28.0 million for the same three months in 2004. The increase in interest income was largely due to a $83.9 million increase in average earning assets to $2.3 billion during the quarter ended December 31, 2005, as compared to $2.2 billion for the same quarter in the prior year. The increase is primarily due to the increase in loans, with the highest concentration coming from commercial loans, followed by consumer loans. The increase in average earning assets was also enhanced by an increase in average yield of 40 basis points from 5.15% to 5.55%, on a fully taxable equivalent basis. The average yields on the loan and investment portfolios increased 43 basis points and 16 basis points, respectively. Interest expense increased by $3.7 million for the quarter compared to the same quarter in 2004, as average interest-bearing liabilities increased by $62.0 million and the average cost of interest-bearing liabilities increased by 77 basis points. The increase in liabilities was used to fund loan growth, the decline in deposits and stock repurchases. The tax equivalent net interest margin declined by 22 basis points to 3.78%, while net interest spread declined by 38 basis points to 3.34%. This was primarily the result of the increase in borrowings as previously mentioned, along with the impact of the increase in the cost of interest-bearing liabilities resulting from the 250 basis point increase in the target federal funds rate since September of 2004.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $300,000 in loan loss provisions for the three months ended December 31, 2005. Net charge-offs for the three months ended December 31, 2005 were $489,000 compared to $218,000 for the same period in 2004. (See Note 6 in Item 1 for further detail).

Non-interest income was $4.4 million for the three months ended December 31, 2005 compared to $4.0 million for the three months ended December 31, 2004, an increase of $330,000, or 8.2%. Deposit fees and service charges increased by $135,000 or 5.3%, which was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Income derived from the Company’s bank owned life insurance (“BOLI”) investments increased by $97,000 or 30.7% due to additional BOLI investments of $10 million. Title insurance fee income derived from the Company’s wholly-owned title subsidiary, Hardenburgh Abstract Company, Inc., was $416,000 for the quarter, up $58,000, or 16.2% from the prior year. There were no sales of securities this quarter and thus no gains or losses, compared to the $49,000 in gains for the same period last year. During the three-month period ended December 31, 2005, the Company also recorded losses on sales of loans totaling $20,000 compared to $59,000 in gains for the same period last year.

Non-interest expense for the three months ended December 31, 2005 decreased by $300,000, or 1.7%, despite an increase of $672,000 in stock based compensation discussed below, as a result of our continued efforts towards efficiency, as well the full integration of our acquisitions. In addition, as a result of our integration efforts, we closed three branches and combined them with other larger branches. Compensation and employee benefits expense was relatively flat this period as compared to the same period last year. However, there was an increase in the cost of stock-based compensation benefits of $672,000, or 80.0%, primarily due to the aforementioned adoption of SFAS No. 123R and the acceleration of vesting for certain restricted stock grants of $365,000 and $368,000, respectively. Occupancy and office operations increased by $488,000 or 22.7%, to $2.6 million, for the three months ended December 31, 2005, due to the increased office space required to accommodate the increase in the Bank’s size subsequent to the acquisitions, as well as space necessary to fulfill the requirements of our new in-house data-center, completed November 2005. In addition, there was $56,300 in costs related to branch closings. We chose to move our data services in-house, to (1) achieve greater efficiencies and security, (2) maintain a fixed level of operational costs, and (3) be in the position to accommodate an increase in volume, such as from an acquisition, without adding incremental costs. Advertising and promotion decreased $571,000 or 49.1%, primarily as a result of the completion of our new brand identity initiative in fiscal 2005. Data and check processing fees decreased $370,000, or 29.6%, primarily due to the new in-house data-center, which decreased our reliance on outside services and yielded significant cost savings in outside management fees and telecommunication costs. Merger and integration costs decreased $380,000, or 100.0% from the same quarter last year, as there were no acquisitions entered into during the quarter. Other non-interest expense decreased $59,000, or 3.0%, due to the gains in efficiency and branch closings previously mentioned.

The efficiency ratio, which excludes securities gains, merger costs and amortization of intangible assets, and includes the tax-equivalent adjustment for interest income, has increased to 64.0% for the current quarter from 62.5% for the quarter ending December 31, 2004. The change reflects the increase in interest expense relative to interest income, partially offset by non interest-related income and expenses (non interest expense included the increase in stock-based compensation noted above) and operating leverage derived from the integration of the acquisitions. [see below table].

Management believes that the adjusted efficiency ratio, detailed below, reflects a more accurate portrayal of the operations of the Company, than a simple GAAP efficiency ratio, as the adjusted ratio excludes the expenses related to acquired entities and securities transactions and gives effect to tax efficiency related to purchases of tax-exempt securities.

Efficiency Ratio

	Three Months Ended
	December 31
	2005	2004
Non-interest expense	$17,409	$17,709
Interest & Non-interest income	$25,414	$25,727
GAAP efficiency ratio	68.5%	68.8%

Non-interest expense	$17,409	$17,709
less:
merger integration costs	-	(380)
amortization of intangible assets	(837)	(1,127)
Adjusted non-interest expense	$16,572	$16,202

Interest & Non-interest income	$25,414	$25,727
add: Tax equivalent adjustment	477	239
less:
gains on sales of securities	-	(49)
Adjusted income	$25,891	$25,917
Adjusted (Non-GAAP) efficiency ratio	64.0%	62.5%

Income Taxes. Income tax expense was $2.5 million for the three months ended December 31, 2005, compared to $2.9 million for the same period in 2004. The effective tax rates were 33.0% and 36.3%, respectively. The reduction in the effective rate is primarily due to increased utilization of tax efficient instruments such as investment in tax exempt securities and the increased in utilization of bank owned life insurance.

Utilization of real estate investment trusts (“REITs”) reduced state tax expense, net of federal expense, by reducing the effective rate to 34.7% and 38.4% for December 2005 vs. December 2004. New York State has been reviewing the tax status of REITs for several years and there can be no assurance that the benefits derived from utilization of REITs will continue to be realized by the Company.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturities of securities and short-term investments, and proceeds from sales of loans originated for sale and securities available for sale. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Company’s primary investing activities are the origination of residential one- to four-family, commercial mortgage loans, commercial and industrial loans, second mortgages,  home  equity loans, the   purchase of investment securities and  mortgage-backed securities. During the three-months ended December 31, 2005 and December 31, 2004, loan originations, excluding loans originated for sale, totaled $155.7 million and $101.6 million, respectively, and purchases of securities totaled $51.7 million and $273.3 million, respectively. The decrease in security purchases for the quarter, as compared to the same quarter last year, reflects our focus to increase our loan portfolio, which increased $100.2 million from the same quarter last year. For the three-month periods ended December 31, 2005 and 2004, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, changes in deposit balances, and by short-term borrowings. Loan origination commitments and undrawn lines of credit totaled $300.0 million at December 31, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2005 the Company had investments of $37.7 million in BOLI contracts. . In addition, the Company recorded an additional $413,000 in BOLI during the quarter. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net decrease in total deposits for the three months ended December 31, 2005 was $51.1 million, compared to a $26.5 million decrease during the same period last year.

The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $524.3 million was outstanding at December 31, 2005. At December 31, 2005 we had the ability to borrow an additional $67.5 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $450,212 by pledging securities not required to be pledged for other purposes as of December 31, 2005.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $206.1 million, or 8.4% of adjusted assets (which is above the required level of $98.5 million, or 4.0%, minimum requirement) and a total risk-based capital level of $227.7 million, or 13.2% of risk-weighted assets (which is above the required level of $138.6 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At December 31, 2005, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The following table sets forth the Bank’s regulatory capital position at December 31, 2005 and September 30, 2005, compared to OTS requirements.

			OTS Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount (Dollars in thousands)	Ratio	Amount		Ratio
December 31, 2005
Tangible Capital	$206,062	8.4%	$36,948	1.5%	$	---	---%
Tier 1 (core) capital	206,062	8.4	98,529	4.0		123,161	5.0
Risk-based capital:
Tier 1	206,062	11.9	---	---		103,931	6.0
Total	227,713	13.2	138,575	8.0		173,219	10.0
September 30, 2005
Tangible Capital	$198,828	8.2%	$36,268	1.5%		---	---%
Tier 1 (core) capital	198,828	8.2	96,716	4.0		121,304	5.0
Risk-based capital:
Tier 1	198,828	11.7	---	---		102,224	6.0
Total	220,122	12.9	136,298	8.0		170,373	10.0

Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

In December 2004, the FASB Issued SFAS No. 123R (“SFAS” No. 123R), “Share-Based Payments”, the provisions of which became effective for the corporation beginning in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. The effects of SFAS No. 123R for the first quarter ending December 31, 2005 were a $365,000 charge to pretax income and a $237,000 reduction of net income.

Effective March 31, 2004 Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (”EITF 03-1”) was issued.  EITF 03-1 provides   guidance for   determining the  meaning of “other-than-temporarily impaired” and  its application to  certain debt   and equity securities within the scope of

Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity rates (‘ Securities (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates (“other than temporary impairment”) must be recorded for as are loans under the AICPA’s Statement of Position 03-3 (“SOP 03-3”) on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principle) and decreased, or lower then expected yields. There were no additional securities considered impaired during the quarter.

In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,’ replacing APB Opinion No. 20 and FASB Statement No.3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time management believes this statement will have no impact on the reporting of our operations or financial condition.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer. “ The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank’s interest rates risk profile has not changed significantly since September 30, 2005. Quantitative and qualitative disclosure about market risk is presented at September 30, 2005 in Item 7A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2005. The following is an update of the discussion provided therein.

The table below sets forth, as of December 31, 2005, the estimated changes in our net portfolio value and our net tax equivalent interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in				Estimated	Estimated Increase (Decrease) in
Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		Net Interest	Net Interest Income
(basis points)	NPV	Amount	Percent	Income	Amount	Percent
(Dollars in thousands)
+300	$270,263	$(101,527)	(27.31)%	$82,916	$(5,901)	(6.64)%
+200	303,380	(68,410)	(18.40)%	84,966	(3,851)	(4.34)%
+100	338,390	(33,400)	(8.98)%	86,985	(1,832)	(2.06)%
0	371,790	---	0.00%	88,817	---	0.00%
-100	388,422	16,632	4.47%	88,897	80.09%
-200	393,858	22,068	5.94%	87,526	(1,291)	(1.45)%

The table set forth above indicates that at December 31, 2005, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 4.47% increase in NPV and a 0.09% increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 18.40% decrease in NPV and a 4.34% decrease in net interest income.

The Bank’s interest rate profile has not changed significantly since September 30, 2005. As a result, the Bank has maintained an overall relatively neutral net interest income sensitivity position. The Federal Reserve has increased short term rates 50 basis points since September 30, 2005, increasing the Federal Funds Rate from 3.75% to 4.25%, while longer term interest rates (10-year treasury) have remained relatively unchanged with the average for the three months ended December 31, 2004 of 4.26% virtually identical to the average for the three months ended December 31, 2005, resulting in a “flat” yield curve. As a result of this the Bank’s average cost of interest bearing liabilities has increased faster than the average increase in asset yields, resulting in a compression of the Bank’s net interest margin. Should the yield curve remain “flat”, a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income arising from increasing volume of assets generated. Conversely, should market interest rates fall below today’s level the Company’s net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in the interest rate spread and net interest margin.

General: The Company’s largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At December 31, 2005, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Interest Rate Risk Compliance: The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2005. There have been no changes in the board approved limits of acceptable variances in net interest income and net portfolio value change through December 31, 2005 compared to September 30, 2005, and the impact of possible changes within the Company’s models continue to fall within all board approved limits for potential interest rate volatility.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms.

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (d) Not applicable

(e)
Issuer Purchases of Equity Securities

Period (2005)	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
Oct. 1 - Oct. 31	97,306	$11.02	90,106	1,217,294
Nov. 1 - Nov. 30	318,065	11.25	318,065	899,299
Dec. 1 - Dec 31	106,931	11.56	65,000	834,299

Total	522,302	$11.26	473,171

1     The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options (22,902) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program. It also includes restricted stock shares forfeited during the period (15,800) and restricted stock shares withheld for payment of taxes (10,429), which, under the terms of the plan, have been purchased by the issuer.

2   The Company announced in May, 2005 that it authorized the repurchase of 2,200,000 shares, or approximately 5% of common shares currently outstanding, having completed its first repurchase program of 2,295,000 shares in May 2005.

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

Provident New York Bancorp
(Registrant)

By:	/s/ George Strayton
George Strayton
President and Chief Executive Officer
(Duly Authorized Representative)

Date:	February 8, 2006

By:	Paul A. Maisch
Executive Vice President an
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Representative)

Date:	February 8, 2006