Form 10-Q/A
period 2005-12-31
PROVIDENT NEW YORK BANCORP
filed 2006-04-11
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to
                                                ------------   ------------

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

         Yes   X     No
             ------     ------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)"

Large Accelerated Filer      Accelerated Filer  X   Non-Accelerated Filer
                        ----                   ----                       ----

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes         No  X
             -----     ------


                 Classes of Common Stock         Shares Outstanding
                 -----------------------         ------------------

                    $0.01 per share                  42,972,866
                                                 as of January 31, 2006

                           PROVIDENT NEW YORK BANCORP
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2005


     This amendment No. 1 to the Quarterly Report on Form 10-Q of Provident New York Bancorp (the "Company") for the quarterly period ended December 31, 2005 is being filed to correct the certifications filed as Exhibits 31.1 and 31.2 to the Quarterly Report as initially filed with the U.S. Securities and Exchange Commission on February 9, 2006. Specifically, the Company is filing certification language required with respect to internal control over financial reporting, and otherwise revising the certifications to conform the certifications to the exact language of Item 601(b)(31) of U.S. Securities and Exchange Commission Regulation S-K.

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


                                       Provident New York Bancorp
                                       --------------------------
                                       (Registrant)



                                       By: /s/ George Strayton
                                           -------------------------------------
                                           George Strayton
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


                                       Date: April 10, 2006





                                       By: /s/ Paul A. Maisch
                                           -------------------------------------
                                           Paul A. Maisch
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized
                                           Representative)



                                       Date: April 10, 2006