Form 10-Q
period 2006-03-31
PROVIDENT NEW YORK BANCORP
filed 2006-05-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from             to
            ------------------------------------------    ---------------

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

         Yes   [X]     No  [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   [ ]     No   [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Classes of Common Stock                Shares Outstanding
              -----------------------                ------------------
                                                         42,424,255
                                                         ----------
                  $0.01 per share                     as of May 1, 2006
                  -----                                     -----------


                                PROVIDENT NEW YORK BANCORP
                           QUARTERLY PERIOD ENDED MARCH 31, 2006


                               PART I. FINANCIAL INFORMATION
                                       ---------------------


Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition (unaudited)
            at March 31, 2006 and September 30, 2005                                     3

            Consolidated Statements of Income (unaudited) for the Three and Six
            Months Ended March 31, 2006 and 2005                                         5


            Consolidated Statement of Changes in Stockholders' Equity (unaudited)
            for the Six Months Ended March 31, 2006                                      6

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months Ended March 31, 2006 and 2005                             7

            Consolidated Statements of Comprehensive Income (Loss) (unaudited) for
            the Three and Six Months Ended March 31, 2006 and 2005                       9
            Notes to Consolidated Financial Statements (unaudited)                      10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         23

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                                           35

Item 4.     Controls and Procedures                                                     36




                     PART II. OTHER INFORMATION


Item 1.     Legal Proceedings                                                           37

Item 1A.    Risk Factors                                                                37

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                 37

Item 3.     Defaults Upon Senior Securities                                             38

Item 4.     Submission of Matters to a Vote of Security Holders                         38

Item 5.     Other Information                                                           38

Item 6.     Exhibits                                                                    38

            Signatures                                                                  45

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


Assets                                                       March 31,    September 30,
------                                                         2006           2005
                                                           -----------    -----------

Cash and due from banks                                    $    55,110    $    64,117
Securities (note 6):
      Available for sale, at fair value                        926,037        822,952
      Held to maturity, at amortized cost (fair value of
         $67,027 and $71,151 at March 31, 2006 and
         September 30, 2005, respectively)                      67,364         70,949
                                                           -----------    -----------
           Total securities                                    993,401        893,901
                                                           -----------    -----------

Loans  held for sale                                               460             --

Gross loans (note 4)                                         1,405,596      1,362,073
      Allowance for loan losses (note 5)                       (20,093)       (22,008)
                                                           -----------    -----------
           Total loans, net                                  1,385,503      1,340,065
                                                           -----------    -----------
Federal Home Loan Bank ("FHLB") stock, at cost                  27,260         21,333
Accrued interest receivable                                     12,319         10,594
Premises and equipment, net                                     32,461         32,101
Goodwill (note 2)                                              157,526        157,656
Core deposit intangible, net (note 2)                           12,122         13,770
Bank owned life insurance                                       38,475         37,667
Deferred income taxes, net                                      20,834         10,596
Other assets                                                    10,157         15,562
                                                           -----------    -----------
           Total assets                                    $ 2,745,628    $ 2,597,362
                                                           ===========    ===========

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)

Liabilities and Stockholders' Equity
------------------------------------                                              March 31,     September 30,
                                                                                     2006          2005
                                                                                 -----------    -----------

Liabilities:
     Deposits (note 7):
             Non-interest bearing                                                $   362,018    $   385,081
             Interest bearing                                                      1,417,271      1,341,320
                                                                                 -----------    -----------
             Total deposits                                                        1,779,289      1,726,401
     Borrowings (note 8 )                                                            546,210        442,203
     Mortgage escrow funds                                                             9,894          4,122
     Other                                                                            22,942         29,479
                                                                                 -----------    -----------
             Total liabilities                                                     2,358,335      2,202,205
                                                                                 -----------    -----------

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
         none issued or outstanding)                                                      --             --
     Common stock (par value $0.01 per share; 75,000,000 shares authorized;
         45,929,552 shares issued; 42,424,255 shares and 43,505,659 shares
         outstanding at March 31, 2006 and September 30, 2005, respectively)             459            459
     Additional paid-in capital                                                      348,480        345,631
     Unallocated common stock held by employee stock ownership
          plan ("ESOP") (1,128,153 shares at March 31, 2006 and
          1,248,427 shares at September 30, 2005)                                     (9,537)       (10,045)
     Treasury stock, at cost (3,505,297 shares at March 31, 2006
         and  2,423,893 shares  at September 30, 2005)                               (40,394)       (28,195)
     Common stock awards under recognition and retention plan
         ("RRP") (637,060 shares and 686,160 shares at March 31, 2006
         and September 30, 2005, respectively)                                        (7,252)        (8,810)
     Retained earnings                                                               109,120        104,484
     Accumulated other comprehensive loss, net of taxes                              (13,583)        (8,367)
                                                                                 -----------    -----------
             Total stockholders' equity                                              387,293        395,157
                                                                                 -----------    -----------
             Total liabilities and stockholders' equity                          $ 2,745,628    $ 2,597,362
                                                                                 ===========    ===========

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share data)

                                                            For the Three Months         For the Six Months
                                                               Ended March 31,            Ended March 31,
                                                               ---------------            ---------------
                                                             2006          2005          2006          2005
                                                             ----          ----          ----          ----
Interest and dividend income:
   Loans                                                 $    22,940   $    19,506   $    45,126   $    38,919
   Securities                                                  9,267         8,641        17,896        17,027
   Other earning assets                                          358           137           656           350
                                                         -----------   -----------   -----------   -----------
Total interest and dividend income                            32,565        28,284        63,678        56,296
                                                         -----------   -----------   -----------   -----------
Interest expense:
   Deposits                                                    6,096         3,494        11,354         6,913
   Borrowings                                                  5,643         3,369        10,439         6,261
                                                         -----------   -----------   -----------   -----------
Total interest expense                                        11,739         6,863        21,793        13,174
                                                         -----------   -----------   -----------   -----------
Net interest income                                           20,826        21,421        41,885        43,122
Provision for loan losses (Note 5)                               300           150           600           300
                                                         -----------   -----------   -----------   -----------
Net interest income after provision for loan losses           20,526        21,271        41,285        42,822
                                                         -----------   -----------   -----------   -----------
Non-interest income:
   Deposit fees and service charges                            2,531         2,405         5,199         4,940
   Loan fees and late charges                                    312           248           712           631
   Net gains on sales of securities available for sale            --           263            --           317
   Net gains on sales of loans                                    86            21            67            80
   Title insurance fees                                          390           300           807           658
   Bank owned life insurance                                     394           295           807           611
   Other                                                         429           309           912           629
                                                         -----------   -----------   -----------   -----------
Total non-interest income                                      4,142         3,841         8,504         7,866
                                                         -----------   -----------   -----------   -----------
Non-interest expense:
   Compensation and employee benefits                          8,351         7,955        16,191        15,787
   Stock-based compensation plans (Note 1)                     1,670           446         3,182         1,286
   Occupancy and office operations                             3,015         2,459         5,652         4,607
   Advertising and promotion                                     402           650           994         1,812
   Professional fees                                             795           610         1,649         1,279
   Data and check processing                                     789         1,158         1,666         2,406
   Merger integration costs                                       --           341            --           721
   Amortization of intangible assets                             811           990         1,648         2,117
   ATM/debit card expense                                        338           304           683           630
   Other                                                       1,974         2,155         3,897         4,130
                                                         -----------   -----------   -----------   -----------
Total non-interest expense                                    18,145        17,068        35,562        34,775
                                                         -----------   -----------   -----------   -----------
Income before income tax expense                               6,523         8,044        14,227        15,913
Income tax expense                                             2,118         2,864         4,663         5,718
                                                         -----------   -----------   -----------   -----------
Net income                                               $     4,405   $     5,180   $     9,564   $    10,195
                                                         ===========   ===========   ===========   ===========
Weighted average common shares:
   Basic                                                  40,939,326    43,868,765    41,069,557    44,098,312
   Diluted                                                41,406,485    44,439,229    41,541,154    44,687,028
Per common share: (Note 9)
   Basic                                                 $      0.11   $      0.12   $      0.23   $      0.23
   Diluted                                               $      0.11   $      0.12   $      0.23   $      0.23


See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)

                                                                                                           Accumulated
                                                                            Common                            Other
                                                    Additional Unallocated  Stock                             Compre-      Total
                                Number of   Common   Paid-In      ESOP      Awards    Treasury    Retained    hensive  Stockholders'
                                 Shares     Stock    Capital     Shares   Under RRP     Stock     Earnings     Loss       Equity

Balance at September 30, 2005  43,505,659 $     459 $ 345,631 $  (10,045) $  (8,810) $  (28,195) $  104,484 $   (8,367) $  395,157
                               ---------- --------- --------- ----------  ---------  ----------  ---------- ----------  ----------
Net income                                                                                            9,564                  9,564
Other comprehensive loss                                                                                        (5,216)     (5,216)
                                                                                                                        ----------
   Total comprehensive income                                                                                                4,348

  Deferred compensation
     transactions                                       1,404                                                                1,404
Stock option transactions, net     62,596                 592                               867        (809)                   650
ESOP shares allocated or
     committed to be
     released for allocation
     (120,279 shares)                                     853        508                                                     1,361
RRP awards                          4,000                                       (43)         51          (8)                     0
Vesting of RRP shares                                                           947                                            947

Other RRP transactions            (33,429)                                      654        (412)                               242
Purchase of treasury stock     (1,114,571)                                              (12,705)                           (12,705)
Cash dividends paid ($0.10 per
   common share)                                                                                     (4,111)                (4,111)
                               ---------- --------- --------- ----------  ---------  ----------  ---------- ----------  ----------

Balance at March 31, 2006      42,424,255 $     459 $ 348,480 $   (9,537) $  (7,252) $  (40,394) $  109,120 $  (13,583) $  387,293
                               ========== ========= ========= ==========  =========  ==========  ========== ==========  ==========

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                 For the Six Months
                                                                                   Ended March 31
                                                                                   --------------

                                                                                 2006         2005
                                                                                 ----         ----
Cash flows from operating activities:
Net income                                                                    $   9,564    $  10,195
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                        600          300

   Depreciation and amortization of premises and equipment                        2,027
                                                                                               1,504
   Amortization of core deposit intangible                                        1,647        2,117
   Gain on sales of securities available for sale                                    --         (317)
   Gain on sales of loans held for sale                                             (67)         (80)
   Net amortization of premiums and discounts on securities                       1,727        2,172
   ESOP and RRP expense                                                           2,308        1,477
   Stock option compensation expense                                                592           --
   Originations of loans held for sale                                           (5,165)      (7,689)
   Proceeds from sales of loans held for sale                                     4,772        7,971
   Deferred income tax benefit                                                   (6,616)        (278)
   Net changes in accrued interest receivable and payable                          (543)        (236)
   Other adjustments (principally net changes in other assets and other
       liabilities)                                                              (5,909)     (11,673)
                                                                              ---------    ---------
   Net cash provided by operating activities                                      4,937        5,463
                                                                              ---------    ---------
Cash flows from investing activities:
Purchases of securities:
   Available for sale                                                          (177,290)    (310,254)
   Held to maturity                                                              (9,609)      (6,671)
Proceeds from maturities, calls and other principal payments on securities:
   Available for sale                                                            63,688       59,789
   Held to maturity                                                              13,142       13,130
Proceeds from sales of securities available for sale                                 --       63,735
Loan originations                                                              (297,470)    (213,240)
Loan principal payments                                                         253,097      198,132
Purchase of FHLB stock (net)                                                     (5,927)      (2,717)
Purchase of Warwick Community Bancorp, Inc.                                          --      164,486
Increase in bank owned life insurance                                              (808)        (611)
Purchases of premises and equipment                                              (2,387)      (1,574)
Other investing activities                                                          131          (30)
                                                                              ---------    ---------
Net cash used in investing activities                                          (163,433)     (35,825)
                                                                              ---------    ---------

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                    For the Six Months
                                                                                      Ended March 31,
                                                                                      ---------------
                                                                                     2006        2005
                                                                                     ----        ----
Cash flows from financing activities:
   Net decrease in transaction and savings deposits                              $ (64,197)   $ (27,860)
   Net increase (decrease) in time deposits                                        117,156       (2,743)
   Net increase in borrowings                                                      105,870       21,264
   Net increase in mortgage escrow funds                                             5,772          816
   Treasury shares purchased                                                       (12,705)     (15,275)
   Stock option transactions                                                            58           91
   Other stock-based compensation transactions                                       1,646           --
   Cash dividends paid                                                              (4,111)      (3,463)
                                                                                 ---------    ---------
   Net cash provided by financing activities                                       149,489      (27,170)
                                                                                 ---------    ---------

Net decrease in cash and cash equivalents                                           (9,007)     (57,532)
Cash and cash equivalents at beginning of period                                    64,117      107,571
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  55,110    $  50,039
                                                                                 =========    =========

Supplemental information:
   Interest payments                                                             $  20,611    $  12,150
   Income tax payments                                                               1,516        7,970
   Fair value of assets acquired (incl. intangibles)                             $      --    $ 806,114
   Fair value of liabilities assumed                                                    --      658,919
                                                                                 ---------    ---------
   Net fair value                                                                $      --    $ 147,195
                                                                                 =========    =========
Cash portion of Warwick Community Bancorp Inc. purchase transaction              $      --    $  72,601
Stock portion of Warwick Community Bancorp Inc. purchase transaction                    --       74,594
                                                                                 ---------    ---------
   Total paid for Warwick Community Bancorp Inc.                                        --    $ 147,195
Net change in unrealized losses recorded on securities available for sale        $  (8,842)   $ (13,934)
Change in deferred taxes on unrealized losses on securities available for sale   $   3,626    $   5,574
Number of RRP shares issued                                                          4,000      762,400

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Dollars in thousands)


                                                                          Three Months            Six Months
                                                                         Ended March 31,        Ended March 31,
                                                                         --------------------------------------
                                                                       2006         2005       2006        2005
                                                                       ----         ----       ----        ----
Net Income:                                                          $  4,405    $  5,180    $  9,564    $ 10,195
Other comprehensive loss:
  Net unrealized holding losses  arising during the period, net of
  taxes of $2,145, $4,242, $3,477 and $5,447                           (3,217)     (6,370)     (5,216)     (8,170)
Less reclassification  adjustment for net realized gains included
  in net income, net of taxes of $0, $105, $0 and $127                     --        (158)         --        (190)
                                                                     --------    --------    --------    --------
Total comprehensive loss                                               (3,217)     (6,528)     (5,216)     (8,360)
                                                                     --------    --------    --------    --------
   Total comprehensive income (loss)                                 $  1,188    $ (1,348)   $  4,348    $  1,835
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

         The consolidated financial statements and other financial information presented in this document as of March 31, 2006 include the accounts of Provident New York Bancorp, a Delaware corporation (the "Company"), Provident Bank (the "Bank") and Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the "Company". Provident New York Bancorp is a publicly-held company and the parent of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave holds an investment in a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through March 31, 2006, the activities of these wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company's real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank's New York business area.

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

         The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2005.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

         Stock-Based Compensation
         ------------------------

         The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. SFAS No. 123R, issued in December of 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption for all publicly owned companies for fiscal periods ending after July 15, 2005. As of October 1, 2005, the Company has begun to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company's stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company's stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans which were compensatory per APB 25, and had grant-date intrinsic value (which occurs if the exercise price is less than the market value on the day of the grant) such as restricted stock grants (RRPs).

         The Company's stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R which are subject to such an accelerated vesting upon the recipient's attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be far less than the plan's five-year vesting period depending on the age of the grantee. As of March 31, 2006, 779,820 grants valued under SFAS No. 123R were subject to this accelerated vesting.

         The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the six months ended March 31, 2006, the Company issued 35,000 new stock-based option awards and recognized total non-cash stock-based compensation cost of $591,000 primarily for shares awarded during the transition period, along with the fair-value of these new grants. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $3.8 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123 and No. 123R. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123R had been applied to all outstanding awards for the three and six months ended March 31, 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                      Three Months    Six Months
                                                         Ended          Ended
                                                        March 31,      March 31,
                                                          2005          2005
                                                          ----          ----

Net income, as reported                                $    5,180    $   10,195
Deduct stock option expense determined under
       the fair-value-based method, net of related
       tax effects                                           (886)         (934)
                                                       ----------    ----------
Pro forma net income                                   $    4,294    $    9,261
                                                       ==========    ==========

Earnings per share:
   Basic, as reported                                  $     0.12    $     0.23
   Basic, pro forma                                          0.10    $     0.21
   Diluted, as reported                                      0.12    $     0.23
   Diluted, pro forma                                        0.10    $     0.21

While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. (Generally, the amounts charged to income will be somewhat consistent with the amounts disclosed for pro-forma purposes in the past). The following table describes currently unvested grants that were used in the fair-value calculations for stock-based compensation expense during 2006, and previously vested exercisable grants that were excluded from the fair-value calculation:

                                                          March 31, 2006
                          -----------------------------------------------------------------------------

                            Stock Options Subject to SFAS No. 123R           Stock Options NOT Subject to SFAS No. 123R
                                                                                           ---
                          ---------------------------------------------   ---------------------------------------------

                                                 Weighted-Average                                Weighted-Average
                                          -----------------------------                   -----------------------------
                            Number of       Exercise          Life          Number of        Exercise         Life
                          Stock Options       Price        (in Years)     Stock Options       Price        (in Years)
                          -------------   -------------   -------------   -------------   -------------   -------------
Range of Exercise Price
$3.50 to $6.08                       --             n/a             n/a         876,221   $        3.66            3.00
$6.09 to $10.61                      --             n/a             n/a          74,693            7.18            3.00
$10.62 to $11.85                142,113   $       11.58            6.13          58,000           11.85            6.75
                          -------------   -------------   -------------   -------------   -------------   -------------
$11.86 to $13.33              1,265,440           12.84            7.01         320,484           12.83            6.93
                          -------------                                   -------------
                              1,407,553   $       12.71            6.92       1,329,398   $        6.42            4.11
                          =============                                   =============

As a portion of these shares were anti-dilutive as of March 31, 2006, the portion that was anti-dilutive was not included in common stock equivalents for earnings per share purposes. There were 2,265,354 shares that were anti-dilutive as of March 31, 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes Provident's stock options for the six months ended March 31, 2006:

                                                                  Weighted
                                                                   Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                   ----------    ----------

Outstanding at October 1, 2005                      2,922,306    $     9.61

        Granted                                        72,629         11.38
        Exercised                                    (100,225)         4.78
        Forfeited                                    (157,759)        12.67
                                                   ----------

Outstanding at March 31, 2006                       2,736,951    $     9.66
                                                   ==========    ==========

Exercisable at March 31, 2006                       1,706,271    $     7.80
                                                   ==========    ==========

Weighted average estimated fair value of options
        granted during the period                                $     2.73
                                                                 ==========

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                  Risk-free interest rate                4.48%
                  Dividend yield                         1.76%
                  Volatility of the market price        22.53%
                  Weighted-average expected
                              life of options       6.5 years

The following table summarizes Provident's restricted stock plan for the six month ended March 31, 2006:

                                                                      Weighted
                                                                       Average
                                                        Number       Grant-Date
                                                      of Shares      Fair Value
                                                    ------------    ------------

Nonvested shares at October 1, 2005                      686,160    $      12.84

Granted                                                    4,000           10.85
Vested                                                   (30,100)          12.84
Forfeited                                                (23,000)          12.84
                                                    ------------

Nonvested shares at March 31, 2006                       637,060    $      12.83
                                                    ============    ============

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

         On April 23, 2002, the Company completed its acquisition of The National Bank of Florida ("NBF"), located in Florida, New York.

         Below is a summary of the financial transactions, including the most recent branch purchase on May 19, 2005 of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg New York, which has been consolidated with the Bank's existing branch in South Fallsburg.

                                        --------------------------------------------------------------------
                                            HSBC           WSB           ENB           NBF         Total
                                            ----           ---           ---           ---         -----
At Acquisition Date
-------------------
Number of shares issued                          --      6,257,896     3,969,676            --    10,227,572
Loans acquired                          $     2,045    $   284,522   $   213,730   $    23,112   $   523,409
Deposits assumed                             23,319        475,150       327,284        88,182       913,935
Cash paid/(received)                        (18,938)        72,601        36,773        28,100       118,536
Core deposit intangible                       1,690         10,395         6,624         1,787        20,496
At March 31, 2006
-----------------
Goodwill                                $        --    $    91,007   $    53,183   $    13,336   $   157,526
Accumulated core deposit amortization           322          2,789         3,930         1,333         8,374
Net core deposit intangible                   1,368          7,606         2,694           454        12,122


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

3.       Critical Accounting Policies
         ----------------------------

         The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. A loan is placed on nonaccrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years' non-accrual interest is charged to the allowance for loan losses. Interest payments received on nonaccrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower's financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ending September 30, 2005 provides detail with regard to the Company's accounting for the allowance for loan losses. With the exception of the adoption of SFAS 123R (accounting for stock-based compensation), on October 1, 2005, and the resulting expensing of stock options, there have been no significant changes in the application of accounting policies since September 30, 2005.

4.       Loans
         -----

         Major classifications of loans, excluding loans held for sale, are summarized below:

                                                 March 31, 2006  September 30, 2005
                                                 --------------  ------------------
         Real estate - residential mortgage          $  463,003          $  456,794
         Real estate - commercial mortgage              518,742             497,936
         Real estate - construction                      75,434              66,710
         Commercial and industrial                      144,100             148,825
         Consumer loans                                 204,317             191,808
                                                     ----------          ----------
            Total                                    $1,405,596          $1,362,073
                                                     ==========          ==========

5.       Allowance for Loan Losses and Non-Performing Assets
         ---------------------------------------------------

         The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable loan losses inherent in the existing portfolio. Management's evaluations, which are subject to periodic review by the Company's regulators, are made using a consistently-applied methodology that takes into consideration such factors as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $2.5 million from September 30, 2005 primarily due to two commercial loan relationships from the acquired ENB portfolio. The Bank charged off $770,000 of one of those relationships. The Bank acquired $5,750,000 in allowance for loan losses in connection with the ENB acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

         Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                          Three Months               Six Months
                                                         Ended March 31,           Ended March 31,
                                                         ---------------           ---------------
                                                        2006         2005         2006         2005
                                                        ----         ----         ----         ----
Balance at beginning of period                        $ 21,819     $ 22,165     $ 22,008     $ 17,353
Allowance acquired through acquisition                      --           --           --        4,880
Transfer to reserve for contingent loan commitments
                                                        (1,034)          --       (1,034)          --
Charge-offs                                             (1,023)        (119)      (1,537)        (385)
Recoveries                                                  31           53           56          101
                                                      --------     --------     --------     --------
Net charge-offs                                           (992)         (66)      (1,481)        (284)
                                                      --------     --------     --------     --------
Provision for loan losses                                  300          150          600          300
                                                      --------     --------     --------     --------
Balance at end of period                              $ 20,093     $ 22,249     $ 20,093     $ 22,249
                                                      ========     ========     ========     ========
Net charge-offs to average loans outstanding
(annualized)                                              0.28%        0.02%        0.22%        0.04%


         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                      March 31, 2006               September 30, 2005
                                              ------------------------------ -------------------------------
                                                   (Dollars in thousands)         (Dollars in thousands)
                                              90 days past due     Non-      90 days past due      Non-
                                               Still accruing     Accrual     Still accruing      Accrual
                                               --------------   ------------  --------------   ------------
Non-performing loans:
      One- to four- family                       $      1,461   $         --    $      1,337   $         65
      Commercial real estate                              808          1,330              92             --
      Commercial business                                  --            416              --            120
      Consumer                                            129             --              --             27
                                                 ------------   ------------    ------------   ------------
          Total non-performing loans             $      2,398          1,746    $      1,429            212
                                                 ------------   ------------    ------------   ------------

Real estate owned:
      One- to four family                                                 90                             92
                                                                ------------                   ------------
          Total real estate owned                                         90                             92
                                                                ------------                   ------------

Total non-performing assets                                     $      4,234                   $      1,733
                                                                ============                   ============

Ratios:
      Non-performing loans to total loans                               0.29%                          0.12%
      Non-performing assets to total assets                             0.15%                          0.07%
      Allowance for loan losses to total non-performing loans            485%                         1,341%
      Allowance for loan losses to total loans                          1.43%                          1.62%


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

6.       Securities
         ----------

The following is a summary of securities available for sale at March 31, 2006 and September 30, 2005:

                                                                 Available for Sale Portfolio
                                                                        March 31, 2006
                                                     ===================================================
                                                                    Gross         Gross
                                                      Amortized   Unrealized    Unrealized       Fair
                                                        Cost        Gains         Losses         Value
                                                     ===================================================
Mortgage-backed securities
     Mortgage-backed securities                      $  555,173   $       64    $  (14,774)   $  540,463
     Collateralized mortgage obligations                 30,128           --          (668)       29,460
                                                     ----------   ----------    ----------    ----------
     Total mortgage-backed and SBA securities           585,301           64       (15,442)      569,923
                                                     ----------   ----------    ----------    ----------
Investment Securities
     U.S. Government and federal agency securities      300,036           --        (5,762)      294,274
     State and municipal securities                      62,344           29        (1,458)       60,915
     Equity securities                                        6          (28)          925
                                                     ----------   ----------    ----------    ----------
                                                                                                     947
     Total investment securities                        363,327           35        (7,248)      356,114
                                                     ----------   ----------    ----------    ----------
     Total available for sale                        $  948,628   $       99    $  (22,690)   $  926,037
                                                     ==========   ==========    ==========    ==========
                                                                 Available for Sale Portfolio
                                                                     September 30, 2005
                                                     ===================================================
                                                                    Gross         Gross
                                                      Amortized   Unrealized    Unrealized       Fair
                                                        Cost        Gains         Losses         Value
                                                     ===================================================
Mortgage-backed securities
     Mortgage-backed securities                      $  500,844   $      108    $   (7,956)   $  492,996
     Collateralized mortgage obligations                 21,965           --          (183)       21,782
                                                     ----------   ----------    ----------    ----------
     Total mortgage-backed and SBA securities           522,809          108        (8,139)      514,778
                                                     ----------   ----------    ----------    ----------
Investment securities
     U.S. Government and federal agency securities      262,769           --        (5,144)      257,625
     State and municipal securities                      50,176           87          (572)       49,691
     Equity securities                                      947            5           (94)          858
                                                     ----------   ----------    ----------    ----------
     Total investment securities                        313,892           92        (5,810)      308,174
                                                     ----------   ----------    ----------    ----------
     Total available for sale                        $  836,701   $      200    $  (13,949)   $  822,952
                                                     ==========   ==========    ==========    ==========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following is a summary of securities held to maturity at March 31, 2006 and September 30, 2005:

                                                          Held to Maturity Portfolio
                                                               March 31, 2006
                                             ==================================================
                                                                         Gross         Gross
                                              Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains       Losses        Value
                                             ==================================================
Mortgage-backed securities
       Mortgage-backed securities            $   22,089   $      117   $     (421)   $   21,785
       Collateralized mortgage obligations        1,693           44           --         1,737
                                             ----------   ----------   ----------    ----------
       Total mortgage-backed securities          23,782          161         (421)       23,522
                                             ----------   ----------   ----------    ----------
Investment securities
       State and municipal securities            43,326          275         (356)       43,245
       Other investments                            256            6           (2)          260
                                             ----------   ----------   ----------    ----------
       Total investment securities               43,582          281         (358)       43,505
                                             ----------   ----------   ----------    ----------
       Total held to maturity                $   67,364   $      442   $     (779)   $   67,027
                                             ==========   ==========   ==========    ==========
                                                          Held to Maturity Portfolio
                                                             September 30, 2005
                                             ==================================================
                                                                         Gross         Gross
                                              Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains       Losses        Value
                                             ==================================================
Mortgage-backed securities
       Mortgage-backed securities            $   24,758   $      293   $     (295)   $   24,756
       Collateralized mortgage obligations        1,953           40           --         1,993
                                             ----------   ----------   ----------    ----------
       Total mortgage-backed securities          26,711          333         (295)       26,749
                                             ----------   ----------   ----------    ----------

Investment securities
       State and municipal securities            43,931          482         (321)       44,092
       Other                                        307            7           (4)          310
                                             ----------   ----------   ----------    ----------
       Total investment securities               44,238          489         (325)       44,402
                                             ----------   ----------   ----------    ----------
       Total held to maturity                $   70,949   $      822   $     (620)   $   71,151
                                             ==========   ==========   ==========    ==========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

         At March 31, 2006 and September 30, 2005, the accumulated unrealized net loss on securities available for sale (net of tax of $9,191 and $5,565 respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders' equity, was $(13,400) and $(8,184) respectively. Gross realized gains were $0 and $859, respectively and gross realized losses were $0 and $542 for the six months ended March 31, 2006 and 2005, respectively.

         Securities with a carrying amount of $513,415 and $297,359 were pledged as collateral for municipal deposits, borrowings and other purposes at March 31, 2006 and September 30, 2005, respectively.

         The following table summarizes, for all securities in an unrealized loss position at March 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

                                              -------------------------------------------------------------------------------------
                                                Less than 12 Months           12 months or longer                 Total
                                              -------------------------------------------------------------------------------------
                                              Unrealized        Fair       Unrealized        Fair       Unrealized        Fair
                                                Losses          Value        Losses          Value        Losses         Value
                                              -----------    -----------   -----------    -----------   -----------    -----------
Available For Sale:

          Mortgage-backed securities          $    (5,002)   $   260,368   $   (10,440)   $   298,565   $   (15,442)   $   558,933
          U.S. Government Agency securities          (329)        54,484        (5,433)       239,790        (5,762)       294,274
          Municipal securities                     (1,247)        51,965          (211)         7,698        (1,458)        59,663
          Equity securities                           (28)           918            --             --           (28)           918

                                              -----------    -----------   -----------    -----------   -----------    -----------
          Total available-for-sale:                (6,606)       367,735       (16,084)       546,053       (22,690)       913,788
                                              -----------    -----------   -----------    -----------   -----------    -----------

Held to Maturity:
          Mortgage-backed securities                  (58)         5,271          (363)         9,784          (421)        15,055
          State and municipal securities             (149)        21,005          (207)         5,128          (356)        26,133
          Other securities                             --             --            (2)           100            (2)           100
                                              -----------    -----------   -----------    -----------   -----------    -----------
          Total held to maturity:                    (207)        26,276          (572)        15,012          (779)        41,288
                                              -----------    -----------   -----------    -----------   -----------    -----------

          Total securities:                   $    (6,813)   $   394,011   $   (16,656)   $   561,065   $   (23,469)   $   955,076
                                              ===========    ===========   ===========    ===========   ===========    ===========

         Substantially all of the unrealized losses at March 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at March 31, 2006. A total of 283 securities were in a continuous unrealized loss position for less than 12 months, and 252 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2006, except for an investment in

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Freddie Mac perpetual preferred stock, previously determined to have other than temporary impairment loss of $94 on a recorded basis of $935.

7.       Deposits
         --------

         Major classifications of deposits are summarized below:

                                            March 31, 2006  September 30, 2005
                                            --------------  ------------------

         Demand deposits:
            Retail                              $  168,340          $  170,434
            Commercial and municipal               193,678             214,647
         Business NOW deposits                      47,468              60,214
         Personal NOW deposits                     112,077             105,730
                                                ----------          ----------
            Total transaction accounts             521,563             551,025
         Money market deposits                     235,652             222,091
         Savings deposits                          433,306             481,674
         Certificates of deposit                   588,768             471,611
                                                ----------          ----------
            Total deposits                      $1,779,289          $1,726,401
                                                ==========          ==========

8.       FHLB and Other Borrowings
         -------------------------

         The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                             -------------------   --------------------
                                               March 31, 2006       September 30, 2005
                                             -------------------   --------------------
                                              Amount      Rate       Amount      Rate
                                             --------   --------    --------   --------
         By type of borrowing:
              Advances                       $374,799       4.64%   $296,636       3.86%
              Repurchase agreements           171,411       4.11     145,567       3.62
                                             --------              --------
                          Total borrowings   $546,210       4.48%   $442,203       3.78%
                                             ========              ========
         By remaining period to maturity:
              One year or less               $370,514       4.82%   $235,212       3.84%
              One to two years                 33,859       3.84      18,115       3.62
              Two to three years               38,946       3.88      51,719       3.65
              Three to four years              27,251       3.38      52,450       3.73
              Four to five years               29,746       3.81      16,313       3.78
              Five years or greater            45,894       3.75      68,394       3.73
                                             --------              --------
                          Total borrowings   $546,210       4.48%   $442,203       3.78%
                                             ========              ========

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

         Of the $171.4 million in repurchase agreements, $108.7 million are callable quarterly through their respective maturities. As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of March 31, 2006 and September 30, 2005, the Bank had pledged mortgages with collateral value totaling $343,357 and $301,154 respectively. Based on outstanding borrowings under the line totaling $218,568 and $269,529 as of March 31, 2006 and September 30, 2005, the Bank had unused borrowing capacity under the FHLB of New York line of credit of $124,789 and $31,625 respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $473,579 as of March 31, 2006.

9.       Earnings Per Common Share
         -------------------------

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

         Basic earnings per common share is computed as follows:

                                               For the Three Months   For the Six Months
                                                 Ended March 31,       Ended March 31,
                                                 ---------------       ---------------
                                                 2006      2005        2006      2005
                                                 ----      ----        ----      ----
         Weighted average common shares
               outstanding (basic), in `000s    40,939    43,869      41,070    44,098
                                               -------   -------     -------   -------

         Net income                            $ 4,405   $ 5,180     $ 9,564   $10,195
         Basic earnings per common share       $  0.11   $  0.12     $  0.23   $  0.23


         Diluted earnings per common share is computed as follows:

                                              For the Three Months   For the Six Months
                                                 Ended March 31,       Ended March 31,
                                                 ---------------       ---------------
                                                 2006      2005        2006      2005
                                                 ----      ----        ----      ----
         Weighted average common shares
               outstanding (basic), in `000s    40,939    43,869      41,070    44,098
         Effect of common stock equivalents        467       570         471       589
                                               -------   -------     -------   -------
         Total diluted shares                   41,406    44,439      41,541    44,687
         Net income                            $ 4,405   $ 5,180     $ 9,564   $10,195
         Diluted earnings per common share     $  0.11   $  0.12     $  0.23   $  0.23

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

10.      Pension and Other Post Retirement Plans
         ---------------------------------------

         Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

                                                     Pension Plans    Other Post Retirement Plans
                                                   ------------------    ------------------
                                                    Six Months Ended       Six Months Ended
                                                        March 31,             March 31,
                                                   ------------------    ------------------
                                                     2006       2005       2006       2005
                                                   ------------------    ------------------
         Service cost                              $   656    $   645    $    18    $    51
         Interest cost                                 660        806         39         75
         Expected return on plan assets               (843)      (895)        --         --
         Unrecognized net transition obligation         --          5          5          5
         Amortization of prior service cost             (6)        (5)         3          3
         Amortization of gain or loss                  163        167        (52)        (1)
                                                   ------------------    ------------------
                               Net periodic cost   $   630    $   723    $    13    $   133
                                                   =======    =======    =======    =======

         The contribution expected to be made to all plans in fiscal 2006 is $1,631. As of March 31, 2006, the Company has contributed $1,631. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB, the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company. On April 1, 2006 the Company approved merging both the ENB and WSB pension plans into the Provident Bank Pension Plan.

11.      Guarantor's Obligations Under Guarantees
         ----------------------------------------

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

         As of March 31, 2006, the Company had $15.7 million in outstanding letters of credit, of which $7.0 million were secured by cash collateral.

12.      Subsequent Event
         ----------------

           On April 13, 2006, the Company entered into a definitive agreement to acquire substantially all the assets of Hudson Valley Investment Advisors, Inc. for which it will pay $5 million, 50% of which will be in stock. We expect this acquisition to enhance our non-interest income. The transaction is expected to close during the third quarter of the Company's fiscal year.

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

         The Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

         As discussed in Note 2 to the consolidated financial statements included in Item 1 of this quarterly report, the Company completed its acquisition of WSB on October 1, 2004. The acquisition was accounted for as a purchase and, accordingly, amounts attributable to Warwick have been included in the Company's consolidated financial statements from the date of acquisition.

         Comparison  of Financial  Condition at March 31, 2006 and September 30,
         -----------------------------------------------------------------------
         2005
         ----

         Total assets as of March 31, 2006 were $2.7 billion, an increase of $148.3 million, or 5.7%, from September 30, 2005. The increase from September 30, 2005 was primarily due to an increase in securities, and to a lesser extent, loans. Securities increased $99.5 million, or 11.1%, and loans increased $43.5 million, or 3.2%. Net deferred income taxes increased from $10.6 million at September 30, 2005 to $20.8 million at March 31, 2006, an increase of $10.2 million, or 96.6%. The change in deferred income taxes is primarily attributable to the tax effects of the increase in unrealized loss on our available-for-sale securities portfolio and the distribution of earnings from the Company's REIT. Core deposit intangibles decreased by $1.6 million in net amortization from September 30, 2005.


         Net loans as of March 31, 2006 were $1.4 billion, an increase of $45.4 million, or 3.4%, over net loan balances of $1.3 billion at September 30, 2005. Commercial loans, primarily commercial mortgage loans, increased by $24.8 million, or 3.5%, over balances at September 30, 2005. Consumer loans increased by $12.5 million, or 6.5%, during the six-month period ended March 31, 2006, while residential loans increased by $6.2 million, or 1.4%. Total loan originations, excluding loans originated for sale, were $297.5 million for the six months ended March 31, 2006. However, repayments were $253.1 million for the six months ended March 31, 2006. Non-performing loans increased $2.5 million from September 30, 2005, in addition to net charge-offs of $1.0 million, due primarily to two commercial loan relationships from the acquired ENB portfolio. The Bank also charged off $770,000 of one of those relationships. (The Bank acquired $5,750,000 in allowance for loan losses in connection with the ENB acquisition.) In spite of this, net charge-offs to average loans outstanding, on an annualized basis, was only 0.22% for the six months ended March 31, 2006. Loan quality continues to be strong. At $4.1 million, non-performing loans as a percentage of total loans was 0.29%, as compared to 0.12% at September 30, 2005 and 0.21% at March 31, 2005.

         Total securities increased by $99.5 million, or 11.1%, to $993.4 million at March 31, 2006 from $893.9 million at September 30, 2005. Investments were made primarily in mortgage-backed securities, which increased by $51.7 million, or 9.8%. Government and federal agency securities and municipal securities also increased, by $37.3 million, or 14.2%, and $11.6 million, or 12.3%, respectively. This increase was partially offset by mark-to-market adjustments on available for sale securities due to changes in market interest rates.

         Deposits as of March 31, 2006 were $1.8 billion, a growth of $52.9 million, or 3.1%, from September 30, 2005. As of March 31, 2006 retail and commercial transaction accounts were 29.3% of deposits compared to 31.9% at September 30, 2005. The decrease of $29.5 million, or 5.3%, in demand deposits is seasonal and the decrease in savings and money market deposits of $34.8 million, or 4.9%, was largely due to the migration of the lower-yielding non-transaction accounts to our certificate of deposit products or, in some cases, to other institutions offering higher yields. These decreases were offset by an increase of $117.2 million, or 24.8%, in certificates of deposit. As of January 2006, we have begun to offer certain new products that offer higher, market-sensitive interest rates and others that offer transaction account incentives.

         Borrowings increased by $104.0 million from September 2005, or 23.5%, to $546.2 million. Much of the increase is related to the borrowings used to fund the increases in securities and loans and for repurchases of shares of the Company's common stock.


         Stockholders' equity decreased by $7.9 million, or 2.0%, to $387.3 million at March 31, 2006 compared to $395.2 million at September 30, 2005. The decrease is largely attributable to the purchase of 1.1 million treasury shares at a cost of $12.7 million, and an increase of $5.2 million in other comprehensive loss for unrealized losses on available for sale securities, as well as dividend payments of $4.1 million. This decrease was partially offset by $9.6 million in current earnings for the six-month period, a $2.8 million increase in additional paid in capital for stock-based compensation, and $1.6 million in RRP transactions. Since September 2005, we have purchased a total of 1,114,571 shares of common stock, which are held as treasury shares.

         During the second quarter of fiscal 2006, the Company neared completion of its second stock repurchase program and announced a third repurchase plan for up to 2.1 million shares. Repurchases under the authorized plan for the current quarter totaled 641,400 shares at a purchase price of $7.4 million. As of March 31, 2006 the Company had authorization to purchase up to an additional 2,292,829 shares of common stock. Also during the first six months of fiscal 2006, 4,000 shares of restricted stock were granted from treasury shares. Bank Tier I capital to assets stands at 7.4% at March 31, 2006. Tangible capital at the holding company level is 8.4%.

           Comparison of Operating Results for the Three Months Ended
                        March 31, 2006 and March 31, 2005

         Net Income. For the three months ended March 31, 2006 net income was $4.4 million, a decrease of $775,000 compared to $5.2 million for the same period in fiscal 2005. Net interest income after provision for loan losses for the three months ended March 31, 2006 decreased by $745,000, or 3.5%, to $20.5 million compared to $21.3 million for the same period in the prior year. Non-interest income increased $301,000, or 7.8%, to $4.1 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005. Non-interest expense increased $1.1 million, or 6.3%, to $18.1 million for the three months ended March 31, 2006 compared to $17.1 million for the same prior-year period.

         The relevant performance measures follow:

                                                  Three Months Ended
                                                       March 31,
                                                  2006           2005
                                                  ----           ----
         Per common share:
            Basic earnings                      $ 0.11         $ 0.12
            Diluted earnings                      0.11            0.12
            Dividends declared                    0.05           0.04
         Return on average (annualized):
            Assets                                0.67%          0.83%
            Equity                                4.57%          5.00%

         The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                              2006                                     2005
                                                              ----                                     ----
                                              Average                                  Average
                                            Outstanding                  Average     Outstanding                   Average
                                              Balance      Interest     Yield/Rate     Balance      Interest     Yield/Rate
                                              -------      --------     ----------     -------      --------     ----------
Interest earning assets:
Commercial and commercial mortgage
     loans(1)                                $  724,425   $   13,098          7.33%   $  677,753   $   11,223          6.72%
   Consumer loans(1)                            197,232        3,145          6.47       163,041        2,046          5.09
   Residential mortgage loans(1)                452,513        6,697          6.00       430,670        6,237          5.87
                                             ----------   ----------                  ----------   ----------
       Total loans                            1,374,170       22,939          6.77     1,271,464       19,506          6.22
                                             ----------   ----------                  ----------   ----------
   Securities-taxable                           825,284        8,321          4.09       874,647        8,160          3.78
   Securities-tax exempt(2)                     100,693        1,455          5.86        50,687          740          5.92
   Other earning assets                          30,675          357          4.72        20,881          137          2.66
                                             ----------   ----------                  ----------   ----------

   Total securities and other earning
   assets                                       956,652       10,134          4.30       946,215        9,037          3.87
                                             ----------   ----------                  ----------   ----------
       Total interest-earning assets          2,330,822       33,073          5.75     2,217,679       28,543          5.22
                                             ----------   ----------                  ----------   ----------
Non-interest-earning assets                     333,952                                  315,161
                                             ----------                               ----------
       Total assets                          $2,664,774                               $2,532,840
                                             ==========                               ==========
Interest bearing liabilities:
   NOW checking                              $  141,064   $      137          0.39%   $  156,838   $      127          0.33%
   Savings, clubs and escrow                    448,084          564          0.51       553,936          786          0.58
   Money market accounts                        222,169          909          1.66       234,592          605          1.05
   Certificate accounts                         521,399        4,485          3.49       393,508        1,976          2.04
                                             ----------   ----------                  ----------   ----------
   Total interest-bearing deposits            1,332,716        6,095          1.86     1,338,874        3,494          1.06
   Borrowings                                   556,201        5,643          4.11       417,952        3,369          3.27
                                             ----------   ----------                  ----------   ----------
       Total interest-bearing liabilities     1,888,917       11,738          2.52     1,756,826        6,863          1.58
                                             ----------   ----------                  ----------   ----------
Non-interest bearing liabilities:
       Non-interest-bearing checking            362,955                                  337,793
       Other non-interest-bearing
       liabilities                               21,944                                   17,802
                                             ----------                               ----------
Total non-interest bearing liabilities          384,899                                  355,595
                                             ----------                               ----------
   Total liabilities                          2,273,816                                2,112,421
Stockholder's equity                            390,958                                  420,419
                                             ----------                               ----------
   Total liabilities and equity              $2,664,774                               $2,532,840
                                             ==========                               ==========
Net interest rate spread                                                      3.23%                                    3.64%
                                                                        ==========                               ==========
Net earning assets                           $  441,905                               $  460,853
                                             ==========                               ==========
Net interest margin                                           21,335          3.71%                    21,680          3.96%
                                                          ==========    ==========                 ==========    ==========
Less tax equivalent adjustment(2)                               (508)                                    (259)
                                                          ----------                               ----------
Net interest income                                       $   20,826                               $   21,421
                                                          ==========                               ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities
                                                 123.39%                                  126.23%
                                             ==========                               ==========

-----------------------------
(1) Includes non-accrual loans.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                  Three Months Ended March 31,
                                                          2006 vs. 2005
                                                  Increase/(Decrease) Due to
                                                  --------------------------

                                                Volume(1)  Rate(1)      Total
                                                ---------  -------      -----
Interest-earning assets
     Commercial and commercial mortgage loans   $   809    $ 1,066    $ 1,875
     Consumer loans                                 480        619      1,099
     Residential mortgage loans                     320        140        460
     Securities-taxable                            (487)       648        161
     Securities-tax exempt(2)                       723         (8)       715
     Other earning assets                            83        137        220
                                                -------    -------    -------
     Total interest income                        1,928      2,602      4,530
                                                -------    -------    -------
Interest-bearing liabilities
     NOW checking                                   (13)        23         10
     Savings                                       (136)       (86)      (222)
     Money market                                   (35)       339        304
     Certificates of deposit                        787      1,722      2,509
     Borrowings                                   1,279        995      2,274
                                                -------    -------    -------
     Total interest expense                       1,882      2,993      4,875
                                                -------    -------    -------
Net interest margin                                  46       (391)      (345)
                                                -------    -------    -------
     Less tax equivalent adjustment(2)              253         (3)       250
                                                -------    -------    -------
Net interest income                             $  (207)   $  (388)   $  (595)
                                                =======    =======    =======
----------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         Net interest income for the three months ended March 31, 2006 decreased by $595,000, or 2.8%, to $20.8 million compared to $21.4 million for the quarter ended March 31, 2005. Gross interest income on a tax-equivalent basis increased by $4.5 million, or 15.9%, to $33.0 million for the quarter ended March 31, 2006, compared to $28.5 million for the same three months in 2005. The increase in interest income was largely due to a $113.1 million increase in average earning assets, at higher yields, to $2.3 billion during the quarter ended March 31, 2006, as compared to $2.2 billion for the same quarter in the prior year. The increase is primarily due to the increase in loans, with the highest concentration coming from commercial loans, followed by consumer loans. The increase in average earning assets was also enhanced by an increase in average yield of 53 basis points from 5.22% to 5.75%, on a fully taxable equivalent basis. The average yields on the loan portfolio increased by 55 basis points. The average yields on investments and other earning assets increased by 43 basis points. Interest expense increased by $4.9 million for the quarter compared to the same quarter in 2005, as average interest-bearing liabilities increased by $132.1 million and the average cost of interest-bearing liabilities increased by 94 basis points. The increase in liabilities was used to fund loan and securities growth and stock repurchases. The tax equivalent net interest margin declined by 25 basis points to 3.71%, while net interest spread declined by 41 basis points to 3.23%. This was primarily the result of the increase in borrowings as previously mentioned, along with the impact of the increase in the cost of interest-bearing liabilities resulting from the 275 basis point increase in the target federal funds rate since September of 2004.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $300,000 in loan loss provisions for the three months ended March 31, 2006 compared to $150,000 for the three months ended March 31, 2005. Net charge-offs for the three months ended March 31, 2006 were $992,000 compared to $66,000 for the same period in 2005. (See Note 5 in Item 1 for further detail).

         Non-interest income was $4.1 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005, an increase of $301,000, or 7.8%. Deposit fees and service charges increased by $126,000 or 5.2%, which was primarily due to volume-driven increases in uncollected funds and debit card fees. Income derived from the Company's bank owned life insurance ("BOLI") investments increased by $99,000 or 33.6% due to additional BOLI investments of $10 million made subsequent to March 2005. Title insurance fee income derived from the Company's wholly-owned title insurance agency subsidiary, Hardenburgh, was $390,000 for the quarter, up $90,000, or 30% from the prior year. There were no sales of securities this quarter and thus no gains or losses, compared to the $263,000 in gains for the same period last year. During the three-month period ended March 31, 2006, the Company also recorded gains on sales of loans totaling $86,000 compared to $21,000 in gains for the same period last year.

         Non-interest expense for the three months ended March 31, 2006 increased by $1.1 million, or 6.3%, primarily as the result of an increase of $1.2 million in stock-based compensation (discussed below). Compensation and employee  benefits  expense  increased  by  $396,000,  or 5.0%,  this  period as compared to the same period last year. The increase was due to annual salary increases, as well as the movement of our data processing services in house, which shifted certain data and check processing costs to salaries and benefits. There was an increase in the cost of stock-based compensation benefits of $1.2 million primarily due to the adoption of SFAS No. 123R, the amortization of a greater number of restricted stock shares, the expensing of ESOP shares at an increased cost due to appreciation in the Company's stock price and the expense due to additional ESOP shares released. These increases totaled $232,000, $348,000, $42,000 and $388,000, respectively. Occupancy and office operations increased by $556,000 or 22.6%, to $3.0 million for the three months ended March 31, 2006, due to the increased office space required to accommodate the increase in the Bank's size subsequent to the acquisitions, as well as space necessary to fulfill the requirements of our new in-house data center, completed November 2005. We chose to move our data services in house, to (1) achieve greater efficiencies and security, (2) maintain a fixed level of operational costs, and
(3) be in the position to accommodate an increase in volume, such as from an acquisition, without adding incremental costs. Advertising and promotion decreased $248,000 or 38.2%, primarily as a result of the completion of our new brand identity initiative in fiscal 2005. Data and check processing fees decreased $369,000, or 31.9%, primarily due to the new in-house data center, which decreased our reliance on outside services. Merger and integration costs decreased $341,000, or 100.0% from the same quarter last year, as there was no acquisition-related activity during the quarter. Other non-interest expense decreased $181,000, or 8.4%, due to the gains in efficiency previously mentioned.

         The efficiency ratio increased to 72.7% for the current quarter from 67.6% for the quarter ending March 31, 2005. The change reflects the increase in interest expense relative to interest income, partially offset by an increase in non interest-related income, creating a lower income base for the current period. As discussed, the non-interest expenses comprising the numerator of the ratio have increased as they include the increase in stock-based compensation.

         Income Taxes. Income tax expense was $2.1 million for the three months ended March 31, 2006, compared to $2.9 million for the same period in 2005. The effective tax rates were 32.5% and 35.6%, respectively. The reduction in the effective rate is primarily due to higher utilization of tax-advantaged assets such as tax-exempt securities and bank-owned life insurance.

            Comparison of Operating Results for the Six Months Ended
                        March 31, 2006 and March 31, 2005

         Net Income. For the six months ended March 31, 2006 net income was $9.6 million, a decrease of $631,000 compared to $10.2 million for the same period in fiscal 2005. Net interest income after provision for loan losses for the six months ended March 31, 2006 decreased by $1.5 million, or 3.6%, compared to the same period in fiscal 2005. Non-interest income increased $638,000, or 8.1% to $8.5 million for the six months ended March 31, 2006 compared to $7.9 million for the six months ended March 31, 2005. Non-interest expense increased $787,000, or 2.3%, to $35.6 million for the six months ended March 31, 2006 compared to $34.8 million for the same period in fiscal 2005.

         The relevant performance measures follow:
                                                         Six Months Ended
                                                             March 31,
                                                        2006          2005
                                                        ----          ----
              Per common share:
                 Basic earnings                         $0.23         $0.23
                 Diluted earnings                        0.23          0.23
                 Dividends declared                      0.10          0.08

              Return on average (annualized):
                 Assets                                 0.73%         0.81%
                 Equity                                 4.90%         4.84%

         The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                      Six Months Ended March 31,
                                                                      --------------------------
                                                           2006                                       2005
                                                           ----                                       ----
                                          Average                                   Average
                                        Outstanding                  Average      Outstanding                  Average
                                          Balance      Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                          -------      --------     ----------      -------      --------     ----------

Interest earning assets:
   Commercial and commercial mortgage
   loans(3)                             $  713,142    $   25,772          7.25%   $  670,034    $   22,321          6.68%
   Consumer loans(1)                       194,057         6,018          6.22       161,713         3,930          4.87
   Residential mortgage loans(1)           450,485        13,336          5.94       432,633        12,668          5.87
                                        ----------    ----------                  ----------    ----------
     Total loans                         1,357,684        45,126          6.67     1,264,380        38,919          6.17
                                        ----------    ----------                  ----------    ----------

   Securities-taxable                      811,046        16,063          3.97       850,550        16,093          3.79
   Securities-tax exempt(4)                 97,473         2,818          5.80        49,354         1,437          5.84
   Other earning assets                     28,626           656          4.60        30,980           350          2.27
                                        ----------    ----------                  ----------    ----------
     Total securities and other
     earning assets                        937,145        19,538          4.18       930,884        17,880          3.85
                                        ----------    ----------                  ----------    ----------
     Total interest-earning assets       2,294,829        64,663          5.65     2,195,264        56,799          5.19
                                                      ----------                                ----------
   Non-interest-earning assets:            338,079                                   326,380
                                        ----------                                ----------
   Total assets                         $2,632,908                                $2,521,644
                                        ==========                                ==========
Interest bearing liabilities:
   NOW checking                         $  139,654           268          0.38%   $  149,671           259          0.35%
   Savings, clubs and escrow               463,207         1,184          0.51       556,635         1,658          0.60
   Money market accounts                   218,509         1,613          1.48       258,573         1,197          0.93
   Certificate accounts                    504,778         8,289          3.29       398,847         3,799          1.91
                                        ----------    ----------                  ----------    ----------
     Total interest-bearing deposits     1,326,148        11,354          1.72     1,363,726         6,913          1.02
   Borrowings                              520,614        10,439          4.02       386,379         6,261          3.25
                                        ----------    ----------                  ----------    ----------
     Total interest-bearing
      liabilities                        1,846,762        21,793          2.37%    1,750,105        13,174          1.51%
                                        ----------    ----------                  ----------    ----------
Non-interest-bearing liabilities:
      Non-interest-bearing
      checking                             372,586                                   336,652
      Other non-interest-bearing
       liabilities                          22,057                                    12,675
                                        ----------                                ----------
     Total non-interest-bearing
      liabilities                          394,643                                   349,327
                                        ----------                                ----------
     Total liabilities                   2,241,405                                 2,099,432
Stockholders' equity                       391,503                                   422,212
                                        ----------                                ----------
     Total liabilities and equity       $2,632,908                                $2,521,644
                                        ==========                                ==========
Net interest rate spread                                                  3.28%                                     3.68%
                                                                    ==========                                ==========
Net earning assets                      $  448,067                                $  445,159
                                        ==========                                ==========
Net interest margin                                       42,870          3.75%                     43,625          3.99%
                                                      ==========    ==========                  ==========    ==========
Less tax equivalent adjustment(2)                           (985)                                     (503)
                                                      ----------                                ----------
Net interest income                                   $   41,885                                $   43,122
                                                      ==========                                ==========
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                      124.26%                                   125.44%
                                        ==========                                ==========

-----------------------
(1) Includes non-accrual loans
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                  Six Months Ended March 31,
                                                        2006 vs. 2005
                                                  Increase/(Decrease) Due to
                                                  --------------------------

                                              Volume (1)   Rate (1)    Total
                                              ----------   --------    -----
Interest-earning assets
     Commercial and commercial mortgage loans   $ 1,483    $ 1,968    $ 3,451
     Consumer loans                                 875      1,213      2,088
     Residential mortgage loans                     519        149        668
     Securities-taxable                            (772)       742        (30)
     Securities-tax exempt(2)                     1,391        (10)     1,381
     Other earning assets                           (29)       335        306
                                                -------    -------    -------
     Total interest income                        3,467      4,397      7,864
                                                -------    -------    -------

Interest-bearing liabilities
     Savings                                       (250)      (224)      (474)
     Money market                                  (209)       625        416
     NOW checking                                   (16)        25          9
     Certificates of deposit                      1,207      3,283      4,490
     Borrowings                                   2,484      1,694      4,178
                                                -------    -------    -------

     Total interest expense                       3,216      5,403      8,619
                                                -------    -------    -------

Net interest margin                                 251     (1,006)      (755)
                                                -------    -------    -------
     Less tax equivalent adjustment(2)              484         (2)      (482)
                                                -------    -------    -------
Net interest income                             $  (233)   $(1,004)   $(1,237)
                                                =======    =======    =======

----------------------------------------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         Net Interest Income. Net interest income for the six months ended March 31, 2006 was $41.9 million, compared to $43.1 million for the six months ended March 31, 2005, a decrease of $1.2 million, or 2.9%. The increase in interest income was largely due to a $99.6 million increase in average earning assets with higher yields to $2.3 billion during the period ended March 31, 2006, as compared to $2.2 billion for the same period in the prior fiscal year. The increase was primarily due to continued internal growth. The increase in average earning assets was further enhanced by an improvement in average yield of 46 basis points, from 5.19% to 5.65%, on a fully taxable equivalent basis. Interest expense increased by $8.6 million for the six months ended March 31, 2006 from $13.2 million for the same period in fiscal 2005 to $21.8 million, as average interest-bearing liabilities increased by $96.7 million and the average cost of interest-bearing liabilities increased 86 basis points. The tax-equivalent net interest margin declined by 24 basis points to 3.75%, while the net interest spread declined by 40 basis points to 3.28%, due to the increase in short-term market interest rates. The Board of Governors of the Federal Reserve has increased short term rates 11 times since September 2004, increasing the target federal funds rate from 2.0% to 4.75%. However, longer term interest rates (10-year treasury) have only increased from an average of 4.23% for the six months ended March 31, 2005 to 4.52% for the six months ended March 31, 2006.

As the yield has increased on short-term rates faster than longer term rates, the Bank's average cost of interest-bearing liabilities has increased faster than the average increase in asset yields. Should the yield curve continue to remain flat, a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income arising from increasing volume of assets generated.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $600,000 and $300,000, respectively, in loan loss provisions during the six months ended March 31, 2006 and 2005. Net charge-offs for the six months ended March 31, 2006 were $1.5 million compared to net charge-offs of $284,000 for the same period in 2005. (See Note 5 for further discussion).

         Non-Interest Income was $8.5 million for the six months ended March 31, 2006 compared to $7.9 million for the six months ended March 31, 2005. Deposit fees and service charges increased by $259,000, or 5.2%, which was primarily due to volume-driven increases in uncollected fees and debit card fees. Income derived from the Company's BOLI investments increased by $196,000, or 32.1%, due to the additional BOLI investment previously discussed. Title insurance fee income derived from Hardenburgh was $807,000, an increase of $149,000, or 22.6%. There were no sales of securities during the current six-month period, compared to $317,000 in net gains on securities sales for the same period in the prior fiscal year. During the six-month period ended March 31, 2006, the Company also recorded net gains on sales of loans totaling $67,000 compared to $80,000 for the same period last year.

         Non-Interest Expense for the six months ended March 31, 2006 increased by only $787,000, or 2.3%, to $35.6 million, compared to $34.8 million for the six months ended March 31, 2005. Despite an increase of $1.9 million in stock-based compensation plans expense, which was generated from a rising stock price, the acceleration of certain restricted stock grants and a change in accounting rules, the Company was able to hold expenses relatively stable as a result of our continued efforts towards efficiency, as well as the full integration of our acquisitions. In addition, as a result of our integration efforts, we closed three branches and combined them with other larger branches. As mentioned in the discussion for the three-month period, the movement of our data center in house resulted in the reclassification of certain expenses, primarily into compensation and employee benefits and occupancy and office operations, and out of data and check processing expense. As a result, compensation and employee benefits, which was also impacted by annual merit raises, increased by $404,000, or 2.6%. Occupancy and office operations, which was also impacted by increased real estate taxes, grew by $1.0 million, or 22.7%. Partially offsetting these increases was a decrease in data and check processing expense of $740,000, or 30.8%. The completion of our branding project in 2005 resulted in a decrease of $818,000, or 45.1%, in advertising and promotion costs. Professional fees increased by $370,000, or 28.9%, as additional services were required. The full integration of all acquisitions allowed us to reduce stationery and office supplies by $100,000, or 19.6%, while the lack of acquisition activity in the current fiscal year served to reduce merger integration costs by 100%, or $721,000, compared to the six-month period last year. Other expenses decreased by $133,000, or 3.7%, due to the gains in efficiency and branch closings previously mentioned.

         Income Taxes. Income tax expense was $4.7 million for the six months ended March 31, 2006 compared to $5.7 million expense for the same period in 2005. The effective tax rates were 32.8% and 35.9%, respectively. As mentioned, the Company's strategies for utilization of tax-advantaged investments has had a positive impact on its income tax liabilities.

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

         The Company's primary investing activities are the origination of commercial mortgage loans, residential one- to four-family mortgage loans, commercial and industrial loans, second mortgages and home equity loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2006 and March 31, 2005, loan originations, excluding loans originated for sale, totaled $297.5 million and $213.2 million, respectively, and purchases of securities totaled $177.3 million and $310.3 million, respectively. The decrease in security purchases for the six-month period ended March 31, 2006, as compared to the same period last year, reflects our focus to increase our loan portfolio, which increased $103.4 million from March 31, 2005. For the six-month periods ended March 31, 2006, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by increased deposit balances, and by short-term borrowings. Loan origination commitments and undrawn lines of credit totaled $356.7 million at March 31, 2006. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2006 the Company had investments of $38.5 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net increase in total deposits for the six months ended March 31, 2006 was $53.0 million, compared to a $30.6 million decrease during the same period last year. In 2006, certificates increased $117.2 million, while transaction, savings and money market accounts decreased by $64.2 million.

         The Company monitors its liquidity position on a daily basis. We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $533.3 million was outstanding at March 31, 2006. At March 31, 2006 we had the ability to borrow an additional $124.8 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $473.6 by pledging securities not required to be pledged for other purposes as of March 31, 2006.

         At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $191.8 million, or 7.4% of adjusted assets (which is above the required level of $103.2 million, or 4.0%, minimum requirement) and a total risk-based capital level of $211.9 million, or 11.9% of risk-weighted assets (which is above the required level of $142.2 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2006, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The following table sets forth the Bank's regulatory capital position at March 31, 2006 and September 30, 2005, compared to OTS requirements.

                                                           OTS Requirements
                                                  Minimum Capital     For Classification as
                             Bank Actual             Adequacy           Well Capitalized
                             -----------             --------           ----------------
                         Amount       Ratio     Amount       Ratio      Amount      Ratio
                         ------       -----     ------       -----      ------      -----
                                                     (Dollars in
                                                      thousands)
March 31, 2006
--------------
Tangible Capital        $191,775        7.4%   $ 38,699        1.5%   $     --         --%
Tier 1 (core) capital    191,775        7.4     103,197        4.0     128,996        5.0
Risk-based capital:
   Tier 1                191,775       10.8          --         --     106,677        6.0
   Total                 211,868       11.9     142,236        8.0     177,795       10.0

September 30, 2005
------------------
Tangible Capital        $198,828        8.2%   $ 36,389        1.5%         --         --%
Tier 1 (core) capital    198,828        8.2      97,038        4.0     121,298        5.0
Risk-based capital:
   Tier 1                198,828       11.7          --         --     102,223        6.0
   Total                 220,122       12.9     136,298        8.0     170,373       10.0


         Recent Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

In December 2004, the FASB Issued SFAS No. 123R ("SFAS" No. 123R), "Share-Based Payments", the provisions of which became effective for the Company beginning in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. The effects of SFAS No. 123R for the six months ending March 31, 2006 were a $591,000 charge to pretax income and a $383,000 reduction of net income.

Effective March 31, 2004 Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates ("other than temporary impairment") must be recorded for as are loans under the AICPA's Statement of Position 03-3 ("SOP 03-3") on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principle) and decreased, or lower then expected yields. There were no additional securities considered impaired during the six months ended March 31, 2006.

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

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assets the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Management does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank's interest rates risk profile has become more "liability" sensitive since September 30, 2005. Quantitative and qualitative disclosure about market risk is presented at September 30, 2005 in Item 7A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2005. The following is an update of the discussion provided therein.

         The table below sets forth, as of March 31, 2006, the estimated changes in our net portfolio value and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.


                                        NPV                                          Net Interest Income
                 -----------------------------------------------------  --------------------------------------------------
                                                                                         Estimated Increase (Decrease) in
  Change in                      Estimated Increase (Decrease) in NPV      Estimated           Net Interest Income
Interest Rates    Estimated     --------------------------------------    Net Interest   ---------------------------------
(basis points)       NPV              Amount            Percent              Income          Amount           Percent
---------------  -------------  ----------------  --------------------  ---------------  ---------------  ----------------
                                                  (Dollars in thousands)

    +300           $231,663         $(119,803)         (34.09)%             $77,548        $(10,837)         (12.26)%
    +200            270,161           (81,304)         (23.13)%              81,251          (7,134)          (8.07)%
    +100            311,158           (40,307)         (11.47)%              84,941          (3,444)          (3.90)%
       0            351,465                --              --                88,385              --              --
    -100            378,124            26,659            7.59%               89,886            1,501           1.70%
    -200            392,054            40,589           11.55%               89,590            1,205           1.36%

         The table set forth above indicates that at March 31, 2006, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 7.59% increase in Net Portfolio Value (NPV) and a 1.70% increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 23.13% decrease in NPV and an 8.07% decrease in net interest income.

         Since September 30, 2005 the Bank's liabilities have moved from an average duration of 2.06 years to 1.46 years as of March 31, 2006. This is primarily a result of a shortening in average duration of its borrowings, which has decreased from 1.79 years of September 30, 2005 to 0.62 years as of March 31, 2006. The Company has chosen to shorten the duration of its borrowings. Management believes that general market interest rates levels are nearing a peak as the Federal Reserve Board will end its cycle of Federal Funds Rate increases. Further, savings accounts, which have a longer duration than money market accounts or certificates of deposit, declined $46 million while certificates of deposit increased $113 million. This shift in the interest rate sensitivity of the Bank's liabilities, without a commensurate decrease in the duration of assets, has caused the Bank to become "liability sensitive".

         The yield curve remains relatively "flat" with the federal funds rates having risen from 3.75% to 4.75% during the six-month period ending March 31, 2006 and the ten year treasury having risen just over 50 basis points during the period. As a result of this the Bank's average cost of interest bearing liabilities has increased faster than the average increase in asset yields, resulting in a compression of the Bank's net interest margin. Should the yield curve remain "flat", a continued decline in net interest margin may occur until a sufficient amount of shorter term assets reprice to reflect current market yields. This could offset a portion of gains in net interest income arising from increasing the volume of assets generated. Conversely, should market interest rates fall below today's level, the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may be reinvested at lower than current rates. Such movements may cause a decrease in the interest rate spread and net interest margin.

         The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2006, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

         The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2005. There have been no changes in the board approved limits of acceptable variances in net interest income and net portfolio value change through March 31, 2006 compared to September 30, 2005, and the impact of possible changes within the Company's models continues to fall within all board approved limits for potential interest rate volatility.

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

         There were no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, management believes to be material to the consolidated financial condition and operations of the Company.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (d) Not applicable.

(e)
                      Issuer Purchases of Equity Securities
                      -------------------------------------

                                                     Total Number of     Maximum Number (or
                                                    Shares (or Units)    Approximate Dollar
                       Total Number      Average    Purchased as Part   Value) of Shares (or
                       of Shares (or   Price Paid      of Publicly     Units) that may yet be
                          Units)        per Share    Announced Plans    Purchased Under the
Period (2006)          Purchased (1)    (or Unit)    or Programs (2)   Plans or Programs (2)
                       -------------    ---------    ---------------   ---------------------
Jan. 1 - Jan. 31          117,027        $11.29           95,100                739,129
Feb. 1 - Feb. 28          361,900         11.32          361,900              2,477,229
Mar. 1 - Mar 31           184,400         12.15          184,400              2,292,829
                          -------        ------          -------

   Total                  663,327        $11.54          641,400
                          =======        ======          =======

The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options (14,727) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company's stock benefit plans and shares repurchased as part of a previously authorized repurchase program. It also includes restricted shares forfeited during the period (7,200) which, under the terms of the plan, have been purchased by the issuer.

(2) The Company announced in February 2006 that it authorized the repurchase of 2,100,000 shares, or approximately 5% of common shares currently outstanding, having neared the completion of its second repurchase program of 2,200,000 shares.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 16, 2006, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and the ratification of the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2006.

         The number of votes cast at the meeting as to each matter acted upon was as follows:

1.       ELECTION OF DIRECTORS:

                                  VOTES FOR      %    VOTES WITHHELD    %
         Judith Hershaft          37,120,464   98.7       485,567      1.3
         Thomas F. Jauntig, Jr.   37,128,637   98.7       477,394      1.3
         Thomas G. Kahn           36,984,195   98.3       621,836      1.7
         Richard A. Nozell        37,109,900   98.7       496,131      1.3
         Carl J. Rosenstock       37,041,440   98.5       564,591      1.5

2. The ratification of the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2006.

            FOR         %       AGAINST      %       ABSTAIN      %
         36,973,361    98.3     479,655     1.3      153,015     0.4

Item 5.  Other Information

         None

Item 6.  Exhibits

       Exhibit Number                 Description
       --------------                 -----------

            10.1        Form of Amendment to Deferred Compensation Agreement

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


                             Provident New York Bancorp
                                   (Registrant)



                             By:   /s/ George Strayton
                                   George Strayton
                                   President and Chief Executive Officer



                             Date: May 8, 2006





                             By:   /s/ Paul A. Maisch
                                   Paul A. Maisch
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                             Date: May 8, 2006