Form 10-Q
period 2006-06-30
PROVIDENT NEW YORK BANCORP
filed 2006-08-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to __________

                         Commission File Number: 0-25233

                           PROVIDENT NEW YORK BANCORP
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                     80-0091851
-----------------------------------------                    ----------
    (State or Other Jurisdiction of                     (IRS Employer ID No.)
    Incorporation or Organization)

400 Rella Boulevard, Montebello, New York                       10901
-----------------------------------------                    ----------
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

         Yes  [ ]       No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Classes of Common Stock          Shares Outstanding
                -----------------------          ------------------
                                                     42,625,073
                    $0.01 per share             as of August 3, 2006
                    -----                             --------------


                                 PROVIDENT NEW YORK BANCORP
                            QUARTERLY PERIOD ENDED JUNE 30, 2006


                               PART I. FINANCIAL INFORMATION
                                       ---------------------


Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition (unaudited)
            at June 30, 2006 and September 30, 2005                                      3

            Consolidated Statements of Income (unaudited) for the Three and Nine
            Months Ended June 30, 2006 and 2005                                          5


            Consolidated Statement of Changes in Stockholders' Equity (unaudited)
            for the Nine Months Ended June 30, 2006                                      6

            Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended June 30, 2006 and 2005                             7

            Consolidated Statements of Comprehensive Income (Loss) (unaudited) for
            the Three and Nine Months Ended June 30, 2006 and 2005                       9
            Notes to Consolidated Financial Statements (unaudited)                      10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         26

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                                           40

Item 4.     Controls and Procedures                                                     41




                                 PART II. OTHER INFORMATION
                                          -----------------

Item 1.     Legal Proceedings                                                           41

Item 1A.    Risk Factors                                                                41

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                 42

Item 3.     Defaults Upon Senior Securities                                             43

Item 4.     Submission of Matters to a Vote of Security Holders                         43

Item 5.     Other Information                                                           43

Item 6.     Exhibits                                                                    43

            Signatures                                                                  44



PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)



                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements


Assets
------                                                                               June 30,     September 30,
                                                                                       2006           2005
                                                                                   -----------    -----------
Cash and due from banks                                                            $    55,758    $    64,117
Securities (note 7):
      Available for sale, at fair value                                                916,752        822,952
      Held to maturity, at amortized cost (fair value of  $63,641 and $71,151 at
         June 30, 2006 and September 30, 2005, respectively)                            64,631         70,949
                                                                                   -----------    -----------
           Total securities                                                            981,383        893,901
                                                                                   -----------    -----------

Loans  held for sale                                                                       752             --

Gross loans (note 5)                                                                 1,450,348      1,362,073
      Allowance for loan losses (note 6)                                               (20,360)       (21,047)
                                                                                   -----------    -----------
           Total loans, net                                                          1,429,988      1,341,026
                                                                                   -----------    -----------
Federal Home Loan Bank ("FHLB") stock, at cost                                          30,021         21,333
Accrued interest receivable                                                             11,812         10,594
Premises and equipment, net                                                             31,943         32,101
Goodwill (note 3)                                                                      159,093        157,656
Core deposit and other intangible assets (note 3)                                       15,030         14,607
Bank owned life insurance                                                               38,892         37,667
Deferred income taxes, net                                                              17,195         10,596
Other assets                                                                             8,552         14,725
                                                                                   -----------    -----------
           Total assets                                                            $ 2,780,419    $ 2,598,323
                                                                                   ===========    ===========


(Continued)

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except per share data)


Liabilities and Stockholders' Equity
------------------------------------                                              June 30,     September 30,
                                                                                    2006            2005
                                                                                 -----------    -----------
Liabilities:
     Deposits (note 8):
             Non-interest bearing                                                $   367,109    $   385,081
             Interest bearing                                                      1,383,671      1,341,320
                                                                                 -----------    -----------
                  Total deposits                                                   1,750,780      1,726,401
     Borrowings (note 9)                                                             605,523        442,203
     Mortgage escrow funds                                                            15,868          4,122
     Other                                                                            16,756         30,440
                                                                                 -----------    -----------
             Total liabilities                                                     2,388,927      2,203,166
                                                                                 -----------    -----------

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
         none issued or outstanding)                                                      --             --
     Common stock (par value $0.01 per share; 75,000,000 shares authorized;
        45,929,552 shares issued; 42,623,299 shares and 43,505,659 shares
         outstanding at June 30, 2006 and September 30, 2005, respectively)              459            459
     Additional paid-in capital                                                      342,410        345,631
     Unallocated common stock held by employee stock ownership
          plan ("ESOP") (1,082,544 shares at June 30, 2006 and
          1,248,432 shares at September 30, 2005)                                     (9,318)       (10,045)
     Treasury stock, at cost (3,306,253 shares at June 30, 2006
         and  2,423,893 shares  at September 30, 2005)                               (37,826)       (28,195)
     Common stock awards under recognition and retention plan
         ("RRP") (686,160 shares at September 30, 2005) (note 2)                          --         (8,810)
     Retained earnings                                                               112,537        104,484
     Accumulated other comprehensive loss, net of taxes                              (16,770)        (8,367)
                                                                                 -----------    -----------
             Total stockholders' equity                                              391,492        395,157
                                                                                 -----------    -----------
             Total liabilities and stockholders' equity                          $ 2,780,419    $ 2,598,323
                                                                                 ===========    ===========



See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share data)


                                                         For the Three Months        For the Nine Months
                                                            Ended June 30,              Ended June 30,
                                                            --------------              --------------
                                                         2006           2005          2006          2005
                                                         ----           ----          ----          ----
Interest and dividend income:
   Loans                                              $    24,247   $    20,557   $    69,842   $    59,813
   Securities                                              10,297         8,365        28,192        25,394
   Other earning assets                                       402           244         1,058           594
                                                      -----------   -----------   -----------   -----------
Total interest and dividend income                         34,946        29,166        99,092        85,801
                                                      -----------   -----------   -----------   -----------
Interest expense:
   Deposits                                                 7,492         4,362        18,846        11,207
   Borrowings                                               5,770         3,281        16,209         9,609
                                                      -----------   -----------   -----------   -----------
Total interest expense                                     13,262         7,643        35,055        20,816
                                                      -----------   -----------   -----------   -----------
Net interest income                                        21,684        21,523        64,037        64,985
Provision for loan losses (note 6)                            300           225           900           525
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses        21,384        21,298        63,137        64,460
                                                      -----------   -----------   -----------   -----------
Non-interest income:
   Deposit fees and service charges                         2,699         2,673         7,898         7,613
   Net gains on sales of securities available for              --            57            --           369
sale
   Title insurance fees                                       399           361         1,206         1,019
   Bank owned life insurance                                  418           768         1,225         1,378
   Investment management fees                                 399           221           868           627
   Previously unrecognized low income housing
       partnership investment                                  --           681            --           681
   Other                                                      446           417         1,198         1,018
                                                      -----------   -----------   -----------   -----------
Total non-interest income                                   4,361         5,178        12,395        12,705
                                                      -----------   -----------   -----------   -----------
Non-interest expense:
   Compensation and employee benefits                       7,810         8,277        24,001        24,063
   Stock-based compensation plans (note 2)                  1,327           854         4,509         2,142
   Occupancy and office operations                          2,957         2,421         8,609         7,028
   Advertising and promotion                                  905           808         1,899         2,620
   Professional fees                                          877           523         2,526         1,801
   Data and check processing                                  785         1,184         2,451         3,590
   Merger integration costs                                    --           249            --           965
   Amortization of intangible assets                          808           929         2,456         3,046
   ATM/debit card expense                                     460           322         1,142           948
   Other                                                    2,112         2,574         6,008         6,714
                                                      -----------   -----------   -----------   -----------
Total non-interest expense                                 18,041        18,141        53,601        52,917
                                                      -----------   -----------   -----------   -----------
Income before income tax expense                            7,704         8,335        21,931        24,248
Income tax expense                                          2,143         2,676         6,806         8,394
                                                      -----------   -----------   -----------   -----------
Net income                                            $     5,561   $     5,659   $    15,125   $    15,854
                                                      ===========   ===========   ===========   ===========
Weighted average common shares:
   Basic                                               40,728,939    42,440,624    40,955,647    43,545,750
   Diluted                                             41,254,819    43,073,358    41,515,092    44,292,686
Per common share: (note 10)
   Basic                                              $      0.14   $      0.13   $      0.37   $      0.36
   Diluted                                            $      0.13   $      0.13   $      0.36   $      0.36



See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share and per share data)


                                                                                   Common                     Accumulated
                                                                                   Stock                         Other       Total
                                                          Additional  Unallocated  Awards                        Compre-     Stock-
                                       Number of   Common   Paid-In      ESOP       Under  Treasury  Retained    hensive    holders'
                                        Shares     Stock    Capital    Shares       RRP     Stock     Earnings    Loss       Equity
                                        ------     -----    -------    ------       ---     -----     --------    ----       ------
Balance at September 30, 2005         43,505,659  $   459  $345,631   $(10,045)  $ (8,810) $(28,195)  $104,484  $ (8,367)  $395,157
Net income                                                                                              15,125               15,125
Other comprehensive loss                                                                                          (8,403)    (8,403)
                                                                                                                           --------
   Total comprehensive income                                                                                                 6,722
Reclassification in accordance
 with SFAS 123R                                              (8,810)                8,810                                        --
Purchase of Hudson Valley
    Investment Advisors, Inc.            208,331                 57                           2,683         --                2,740
Deferred compensation transactions                            1,419                                                           1,419
Stock option transactions, net            65,009                862                             898       (832)                 928
ESOP shares allocated or committed
      to be released for
        allocation (165,888 shares)                           1,236        727                                                1,963
RRP awards                                                      (43)                             51         (8)                  --
Vesting of RRP shares                      4,000              1,404                                                           1,404
Other RRP transactions                   (33,429)               654                            (412)                            242
Purchase of treasury stock            (1,126,271)                                           (12,851)                        (12,851)
Cash dividends paid ($0.15 per
   common share)                                                                                        (6,232)              (6,232)
                                      ----------  -------  --------   --------   --------  --------   --------  --------   --------

Balance at June 30, 2006              42,623,299  $   459  $342,410   $ (9,318)        --  $(37,826)  $112,537  $(16,770)  $391,492
                                      ==========  =======  ========   ========   ========  ========   ========  ========   ========

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                  For the Nine Months
                                                                                     Ended June 30
                                                                                     -------------
                                                                                   2006         2005
                                                                                   ----         ----
Cash flows from operating activities:
  Net income                                                                    $  15,125    $  15,854
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        900          525
     Depreciation and amortization of premises and equipment                        2,978        2,285
     Amortization of intangibles                                                    2,456        3,046
     Gain on sales of securities available for sale                                    --         (369)
     Gain on sales of loans held for sale                                            (105)        (185)
     Net amortization of premiums and discounts on securities                       2,382        3,378
     ESOP and RRP expense                                                           3,367        2,543
     Stock option compensation expense                                                862           --
     Originations of loans held for sale                                           (8,355)     (15,446)
     Proceeds from sales of loans held for sale                                     7,708       12,802
     Increase in cash surrender value of bank owned life insurance                 (1,225)        (691)
     Deferred income tax benefit                                                      206         (440)
     Net changes in accrued interest receivable and payable                           817          435
     Other adjustments (principally net changes in other assets and other
         liabilities)                                                             (11,898)     (14,137)
                                                                                ---------    ---------
     Net cash provided by operating activities                                     15,218        9,600
                                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of securities:
     Available for sale                                                          (206,864)    (356,683)
     Held to maturity                                                             (20,875)     (18,728)
  Proceeds from maturities, calls and other principal payments on securities:
     Available for sale                                                            96,490       93,847
     Held to maturity                                                              27,139       18,724
  Proceeds from sales of securities available for sale                                 --       71,653
  Loan originations                                                              (470,064)    (330,102)
  Loan principal payments                                                         380,601      303,988
  Purchase of FHLB stock (net)                                                     (8,688)        (224)
  Purchase of Warwick Community Bancorp, Inc.                                          --      164,486
  Purchase of HSBC South Fallsburg Branch                                              --       18,938
  Purchase of Hudson Valley Investment Advisors, Inc., net of cash and
   cash equivalents acquired                                                       (2,622)          --
  Increase in bank owned life insurance                                                --      (10,000)
  Purchases of premises and equipment                                              (2,820)      (2,863)
  Other investing activities                                                           82           --
                                                                                ---------    ---------
  Net cash used in investing activities                                          (207,621)     (46,964)
                                                                                ---------    ---------

See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)
(Dollars in thousands, except share amounts)

                                                                                   For the Nine Months
                                                                                     Ended June 30,
                                                                                     --------------
                                                                                    2006         2005
                                                                                    ----         ----
Cash flows from financing activities:
   Net decrease in transaction, savings and money market deposits                $ (59,254)   $ (53,663)
   Net increase in time deposits                                                    83,725       63,805
   Net increase in borrowings                                                      165,183        4,059
   Net increase in mortgage escrow funds                                            11,746        6,527
   Treasury shares purchased                                                       (12,851)     (33,954)
   Stock option transactions                                                            66           91
   Other stock-based compensation transactions                                       1,661           --
   Cash dividends paid                                                              (6,232)      (5,494)
                                                                                 ---------    ---------
   Net cash provided by financing activities                                       184,044      (18,629)
                                                                                 ---------    ---------

Net decrease in cash and cash equivalents                                           (8,359)     (55,993)
Cash and cash equivalents at beginning of period                                    64,117      107,571
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  55,758    $  51,578
                                                                                 =========    =========

Supplemental information:
   Interest payments                                                             $  33,020    $  19,495
   Income tax payments                                                               1,632        9,320

   Fair value of assets acquired (incl. intangible assets)                       $   5,240    $ 806,114
   Fair value of liabilities assumed                                                    --      658,919
                                                                                 ---------    ---------
   Net fair value                                                                $   5,240    $ 147,195
                                                                                 =========    =========

Cash portion of Warwick Community Bancorp Inc. purchase transaction              $      --    $  72,601
Stock portion of Warwick Community Bancorp Inc. purchase transaction                    --       74,594
                                                                                 ---------    ---------
   Total paid for Warwick Community Bancorp Inc.                                 $      --    $ 147,195

Cash portion of Hudson Valley Investment Advisors, Inc. purchase transaction     $   2,500    $      --
Stock portion of Hudson Valley Investment Advisors, Inc. purchase transaction        2,740           --
                                                                                 ---------    ---------
Total paid for Hudson Valley Investment Advisors, Inc.                           $   5,240    $      --

Cash received from HSBC branch purchase                                                 --    $  18,938

Net change in unrealized losses recorded on securities available for sale        $ (14,244)   $  (6,004)
Change in deferred taxes on unrealized losses on securities available for sale   $   5,841    $   2,553
Number of RRP shares issued                                                          4,000      762,400


See accompanying notes to unaudited consolidated financial statements.


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands)


                                                                               Three Months             Nine Months
                                                                              Ended June 30,          Ended June 30,
                                                                              --------------          --------------
                                                                             2006        2005        2006        2005
                                                                             ----        ----        ----        ----
Net Income:                                                                $  5,561    $  5,659    $ 15,125    $ 15,854
Other comprehensive income (loss):
Net unrealized holding (losses) gains arising during the period, net
  of taxes of $2,240, $(3,293), $5,841 and $2,405                            (3,187)      4,943      (8,403)     (3,230)
Less reclassification  adjustment for net realized gains included in net
  income, net of taxes of $0, $23, $0 and $148                                   --         (34)         --        (221)
                                                                           --------    --------    --------    --------
Total comprehensive income (loss)                                            (3,187)      4,909      (8,403)     (3,451)
                                                                           --------    --------    --------    --------
   Total comprehensive income                                              $  2,374    $ 10,568    $  6,722    $ 12,403
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

         The consolidated financial statements and other financial information presented in this document as of June 30, 2006 include the accounts of Provident New York Bancorp, a Delaware corporation (the "Company"), Provident Bank (the "Bank"), Hardenburgh Abstract Company of Orange County, Inc. ("Hardenburgh"), and Hudson Valley Investment Advisors, LLC ("HVIA") and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the "Company". Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. HVIA is an investment advisory firm that generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through June 30, 2006, the activities of these wholly-owned subsidiaries have had a minor impact on the Company's consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company's real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank ("PMB") is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank's New York business area.

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

         The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2005.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

2.       Stock-Based Compensation
         ------------------------

         The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption for all publicly owned companies for fiscal periods ending after June 15, 2005. As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company's stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company's stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans, which were compensatory per APB 25, and had grant-date intrinsic value such as restricted stock grants (RRPs).

         The Company's stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R which are subject to such an accelerated vesting upon the recipient's attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan's five-year vesting period depending on the age of the grantee. As of June 30, 2006, 206,500 of the options granted valued under SFAS No. 123R were subject to this accelerated vesting.

         The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the nine months ended June 30, 2006, the Company issued 35,000 new stock-based option awards and recognized total non-cash stock-based compensation cost of $862 primarily for shares awarded during the transition period, along with the fair value of these new grants. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $3.9 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123 and No. 123R. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123R had been applied to all outstanding awards for the three and nine months ended June 30, 2005:

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                            Three Months   Nine Months
                                                               Ended          Ended
                                                              June 30,      June 30,
                                                                2005          2005
                                                                ----          ----

Net income, as reported                                      $    5,659    $   15,854
Deduct stock option expense determined under the
       fair-value-based method, net of related tax effects
                                                                   (237)       (1,171)
                                                             ----------    ----------
Pro forma net income                                         $    5,422    $   14,683
                                                             ==========    ==========

Earnings per share:
   Basic, as reported                                        $     0.13    $     0.36
   Basic, pro forma                                          $     0.13    $     0.34
   Diluted, as reported                                      $     0.13    $     0.36
   Diluted, pro forma                                        $     0.13    $     0.33


         While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. (Generally, the amounts charged to income will be somewhat consistent with the amounts disclosed for pro-forma purposes in the past.) The following table describes currently unvested grants that were used in the fair-value calculations for stock-based compensation expense during 2006, and previously vested exercisable grants that were excluded from the fair-value calculation:


                                                                   June 30, 2006
                            -------------------------------------------------------------------------------------------

                                Stock Options Subject to SFAS No. 123R      Stock Options NOT Subject to SFAS No. 123R
                                                                                          ---
                            --------------------------------------------   --------------------------------------------

                                                  Weighted-Average                               Weighted-Average
                                             ---------------------------                    ---------------------------
                              Number of       Exercise          Life         Number of         Exercise         Life
                            Stock Options       Price        (in Years)    Stock Options        Price        (in Years)
                            -------------    ------------   ------------   --------------   ------------     ----------
Range of Exercise Price
$3.50 to $6.08                        ---            n/a            n/a           873,808   $       3.66          2.75
$6.09 to $10.61                       ---            n/a            n/a            74,693           7.18          2.75
$10.62 to $11.85                  127,613   $      11.55           5.81            72,500          11.85          6.50
$11.86 to $13.33                1,097,660          12.84           6.76           472,764          12.84          6.70
                            -------------                                  --------------
                                1,225,273          12.70           6.66         1,493,765           7.14          4.18
                            =============                                  ==============


         As a portion of these shares were anti-dilutive as of June 30, 2006, the portion that was anti-dilutive was not included in common stock equivalents for earnings per share purposes. There were 425,793 shares that were anti-dilutive as of June 30, 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the Company's stock option activity for the nine months ended June 30, 2006:

                                                                      Weighted
                                                                       Average
                                                         Number       Exercise
                                                        of Shares       Price
                                                       -----------    --------

Outstanding at October 1, 2005                           2,922,306    $   9.61

        Granted                                             72,629       11.38
        Exercised                                         (102,638)       4.75
        Forfeited                                         (173,259)      12.69
                                                       -----------

Outstanding at June 30, 2006                             2,719,038    $   9.64
                                                       ===========    ========

Exercisable at June 30, 2006                             1,698,558    $   7.79
                                                       ===========    ========

Weighted average estimated fair value of options
        granted during the period                                     $   2.73
                                                                      ========

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                   Risk-free interest rate                      4.48%
                   Dividend yield                               1.76%
                   Volatility of the market price              22.53%
                   Weighted-average expected
                               life of options              6.4 years

         Under the restricted stock plan, 82,933 shares of authorized but unissued shares were reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $458 and $438 for the three months ended, and $1,758 and $542 for the nine months ended June 30, 2006 and 2005, respectively. The remaining unearned compensation cost is $6.8 million as of June 30, 2006. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No.123R the balance of unearned compensation as of September 30, 2005 was transferred to additional paid-in capital.

         Restricted stock awards granted under the 2004 Stock Incentive Plan are also accounted for in accordance with SFAS No.123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the nine months ended June 30, 2006 is presented below:

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                               Weighted
                                                                Average
                                                  Number      Grant-Date
                                                of Shares     Fair Value
                                               ----------     ----------

Nonvested shares at October 1, 2005              686,160       $ 12.84

Granted                                            4,000         10.85
Vested                                           (30,100)        12.84
Forfeited                                        (23,000)        12.84
                                               ---------

Nonvested shares at June 30, 2006                637,060       $ 12.83
                                               =========       =======

The total value of restricted stock vested during the nine months ended June 30, 2006 and 2005 was $386 and $0, respectively.

           The Company maintains an employee stock ownership plan (ESOP), funded by two loans, in which 186,943 shares are released each year. The first loan, initiated in connection with the first public offering, will be paid off in December 2007 and is expected to result in the release of 137,011 shares annually. The second loan, initiated in connection with the second step public offering, matures in December 2023 and is expected to result in the release of 49,932 shares annually. For the nine month period ended June 30, 2006, the ESOP expense for the shares released under the first and second loans totaled $1.5 million and $0.4 million, respectively. Therefore the Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released, in December 2007.

3.       Acquisitions
         ------------

         The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

         On June 1, 2006 the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of its common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC ("HVIA") as a subsidiary of the Company. In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $1.6 million in goodwill, net of tax benefit of $1.0 million. The amortizable intangible assets consist of $2.3 million of the value of the non-competition rights and $0.5 million of the value of a customer list. Such intangible assets will be amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable quarterly, equal to 50% of the net revenues, as defined, and is eligible to receive an additional $1.0 million earnout over a five year period, if certain revenues are achieved. The Company has an option to purchase the management contract under certain circumstances.

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

         On April 23, 2002, the Company completed its acquisition of The National Bank of Florida ("NBF"), located in Florida, New York.

         Below is a summary of the financial transactions, including the branch purchase on May 19, 2005 of an HSBC Bank USA, National Association ("HSBC") branch office in South Fallsburg New York, which has been consolidated with the Bank's existing branch in South Fallsburg.

                                            HVIA         HSBC            WSB           ENB           NBF          Total
                                            ----         ----            ---           ---           ---          -----
At Acquisition Date
-------------------
Number of shares issued                     208,331            --      6,257,896     3,969,676            --    10,435,903
Loans acquired                          $        --   $     2,045    $   284,522   $   213,730   $    23,112   $   523,409
Deposits assumed                                 --        23,319        475,150       327,284        88,182       913,935
Cash paid/(received)                          2,500       (18,938)        72,601        36,773        28,100       121,036
Goodwill                                      1,567            --         91,576        52,283        13,063       158,489
Core deposit intangibles                         --         1,690         10,395         6,624         1,787        20,496
Other Intangibles*                            2,830            --             --            --            --         2,830
At June 30, 2006
----------------
Goodwill                                $     1,567   $        --    $    91,893   $    52,297   $    13,336   $   159,093
Accumulated core deposit amortization            --           405          3,196         4,185         1,372         9,158
Net core deposit intangible                      --         1,285          7,199         2,439           415        11,338
Accumulated amortization, other
   intangibles                                   24            --             --            --            --            24
Net other intangibles                         2,806            --             --            --            --         2,806


---------------------------
*In addition to the above, the Company also carries $886 in mortgage servicing rights.

 The following table sets forth the future amortization of core deposit and other intangible assets:

                       At June 30, 2006            Amortization
                       ----------------            ------------

                     Less than one year                 $ 3,154
                       One to two years                   2,705
                     Two to three years                   2,574
                    Three to four years                   1,846
                     Four to five years                   1,475
                      Beyond five years                   2,390
                                                        -------
                                  Total                 $14,144
                                                        =======

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

4.       Critical Accounting Policies
         ----------------------------

         The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company's financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. A loan is placed on non-accrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years' non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower's financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2005 provides detail with regard to the Company's accounting for the allowance for loan losses. With the exception of the adoption of SFAS 123R (accounting for stock-based compensation) on October 1, 2005 and the resulting expensing of stock options, there have been no significant changes in the application of accounting policies since September 30, 2005.

5.       Loans
         -----

         Major classifications of loans, excluding loans held for sale, are summarized below:

                                            June 30, 2006    September 30, 2005
                                            -------------    ------------------

         Real estate - residential mortgage   $  467,064         $  456,794
         Real estate - commercial mortgage       526,135            497,936
         Real estate - construction               85,147             66,710
         Commercial and industrial               156,232            148,825
         Consumer loans                          215,770            191,808
                                              ----------         ----------
            Total                             $1,450,348         $1,362,073
                                              ==========         ==========


6.       Allowance for Loan Losses and Non-Performing Assets
         ---------------------------------------------------

         The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable loan losses inherent in the existing portfolio. Management's evaluations, which are subject to periodic review by the Company's regulators, are made using a consistently-applied methodology that takes into consideration such factors as the Company's past loan loss experience, changes

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $3.1 million from September 30, 2005 primarily due to two commercial loan relationships from the acquired ENB portfolio. The Bank charged off $0.8 million of one of those relationships. The Bank acquired $5.75 million in allowance for loan losses in connection with the ENB acquisition.

         Activity in the allowance for loan losses for the periods indicated is summarized below:

                                                                Three Months              Nine Months
                                                               Ended June 30,            Ended June 30,

                                                              2006         2005         2006         2005
                                                              ----         ----         ----         ----
Balance at beginning of period                              $ 20,093     $ 21,393     $ 21,047     $ 16,648
Allowance acquired through acquisition                            --           --           --        4,880
Transfer to reserve for contingent loan commitments               --          (55)         (73)        (206)
Charge-offs                                                     (167)        (255)      (1,704)        (641)
Recoveries                                                       134           33          190          135
                                                            --------     --------     --------     --------
Net charge-offs                                                  (33)        (222)      (1,514)        (506)
                                                            --------     --------     --------     --------
Provision for loan losses                                        300          225          900          525
                                                            --------     --------     --------     --------
Balance at end of period                                    $ 20,360     $ 21,341     $ 20,360     $ 21,341
                                                            ========     ========     ========     ========

Net charge-offs to average loans outstanding (annualized)       0.01%        0.07%        0.14%        0.05%


         Effective September 30, 2004, $705 was reclassified from the allowance for loan losses to a reserve for contingent loan commitments. All previous information has been adjusted to reflect this reclassification.


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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                       June 30, 2006               September 30, 2005
                                                              -----------------------------  -----------------------------

                                                              90 days past due     Non-      90 days past due     Non-
                                                               Still accruing     Accrual     Still accruing    Accrual
                                                               --------------  ------------   --------------  ------------
Non-performing loans:
      One- to four- family                                      $      1,258   $         --    $      1,337   $         65
      Commercial real estate                                           1,226          1,439              92             --
      Commercial business                                                 60            389              --            120
      Consumer                                                           243             59              --             27
                                                                ------------   ------------    ------------   ------------
          Total non-performing loans                            $      2,787          1,887    $      1,429            212
                                                                ------------   ------------    ------------   ------------

Real estate owned:
      One- to four family                                                                88                             92
                                                                               ------------                   ------------
          Total real estate owned                                                        88                             92
                                                                               ------------                   ------------

Total non-performing assets                                                    $      4,762                   $      1,733
                                                                               ============                   ============

Ratios:
      Non-performing loans to total loans                                              0.32%                          0.12%
      Non-performing assets to total assets                                            0.17%                          0.07%
      Allowance for loan losses to total non-performing loans                           436%                         1,283%
      Allowance for loan losses to total loans                                         1.42%                          1.55%


PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

7.     Securities
       ----------

The following is a summary of securities available for sale at June 30, 2006 and September 30, 2005:


                                                                    Available for Sale Portfolio
                                                                           June 30, 2006
                                                     ==========================================================
                                                                       Gross          Gross
                                                      Amortized      Unrealized     Unrealized        Fair
                                                        Cost           Gains          Losses          Value
                                                     ==========================================================
Mortgage-backed securities
     Mortgage-backed securities                      $    533,472   $         37   $    (18,787)   $    514,722
     Collateralized mortgage obligations                   29,169             --           (838)         28,331
                                                     ------------   ------------   ------------    ------------
     Total mortgage-backed and SBA securities             562,641             37        (19,625)        543,053
                                                     ------------   ------------   ------------    ------------
Investment Securities
     U.S. Government and federal agency securities        294,765             --         (5,796)        288,969
     State and municipal securities                        86,392             19         (2,578)         83,833
     Equity securities                                        947              6            (56)            897
                                                     ------------   ------------   ------------    ------------
     Total investment securities                          382,104             25         (8,430)        373,699
                                                     ------------   ------------   ------------    ------------
     Total available for sale                        $    944,745   $         62   $    (28,055)   $    916,752
                                                     ============   ============   ============    ============
                                                                    Available for Sale Portfolio
                                                                          September 30, 2005
                                                     ==========================================================
                                                                       Gross          Gross
                                                      Amortized      Unrealized     Unrealized        Fair
                                                        Cost           Gains          Losses          Value
                                                     ==========================================================
Mortgage-backed securities
     Mortgage-backed securities                      $    500,844   $        108   $     (7,956)   $    492,996
     Collateralized mortgage obligations                   21,965             --           (183)         21,782
                                                     ------------   ------------   ------------    ------------
     Total mortgage-backed and SBA securities             522,809            108         (8,139)        514,778
                                                     ------------   ------------   ------------    ------------
Investment securities
     U.S. Government and federal agency securities        262,769             --         (5,144)        257,625
     State and municipal securities                        50,176             87           (572)         49,691
     Equity securities                                        947              5            (94)            858
                                                     ------------   ------------   ------------    ------------
     Total investment securities                          313,892             92         (5,810)        308,174
                                                     ------------   ------------   ------------    ------------
     Total available for sale                        $    836,701   $        200   $    (13,949)   $    822,952
                                                     ============   ============   ============    ============

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following is a summary of securities held to maturity at June 30, 2006 and September 30, 2005:


                                                             Held to Maturity Portfolio
                                                                   June 30, 2006
                                             ==========================================================
                                                               Gross          Gross
                                              Amortized      Unrealized     Unrealized        Fair
                                                Cost           Gains          Losses          Value
                                             ==========================================================
Mortgage-backed securities
       Mortgage-backed securities            $     19,789   $         61   $       (489)   $     19,361
       Collateralized mortgage obligations          1,574             46             --           1,620
                                             ------------   ------------   ------------    ------------
       Total mortgage-backed securities            21,363            107           (489)         20,981
                                             ------------   ------------   ------------    ------------
Investment securities
       State and municipal securities              43,012            177           (789)         42,400
       Other investments                              256              6             (2)            260
                                             ------------   ------------   ------------    ------------
       Total investment securities                 43,268            183           (791)         42,660
                                             ------------   ------------   ------------    ------------
       Total held to maturity                $     64,631   $        290   $     (1,280)   $     63,641
                                             ============   ============   ============    ============
                                                             Held to Maturity Portfolio
                                                                 September 30, 2005
                                             ==========================================================
                                                               Gross          Gross
                                              Amortized      Unrealized     Unrealized        Fair
                                                Cost           Gains          Losses          Value
                                             ==========================================================
Mortgage-backed securities
       Mortgage-backed securities            $     24,758   $        293   $       (295)   $     24,756
       Collateralized mortgage obligations          1,953             40             --           1,993
                                             ------------   ------------   ------------    ------------
       Total mortgage-backed securities            26,711            333           (295)         26,749
                                             ------------   ------------   ------------    ------------

Investment securities
       State and municipal securities              43,931            482           (321)         44,092
       Other                                          307              7             (4)            310
                                             ------------   ------------   ------------    ------------
       Total investment securities                 44,238            489           (325)         44,402
                                             ------------   ------------   ------------    ------------
       Total held to maturity                $     70,949   $        822   $       (620)   $     71,151
                                             ============   ============   ============    ============

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

         At June 30, 2006 and September 30, 2005, the accumulated unrealized net loss on securities available for sale (net of tax of $11,441 and $5,565 respectively) that was included in the accumulated other comprehensive loss, a separate component of stockholders' equity, was $(16,552) and $(8,184) respectively. Gross realized gains were $0 and $914, respectively and gross realized losses were $0 and $545 for the nine months ended June 30, 2006 and 2005, respectively.

         Securities with a carrying amount of $548,243 and $297,359 were pledged as collateral for municipal deposits, borrowings and other purposes at June 30, 2006 and September 30, 2005, respectively.

         The following table summarizes, for all securities in an unrealized loss position at June 30, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

                                             ---------------------------------------------------------------------
                                              Less than 12 months     12 months or longer          Total
                                             ---------------------------------------------------------------------
                                             Unrealized             Unrealized             Unrealized
                                               Losses   Fair Value    Losses   Fair Value    Losses     Fair Value
                                             ---------------------------------------------------------------------
Available For Sale:

          Mortgage-backed securities          $ (7,307)   $246,932   $(12,318)   $293,951   $(19,625)   $540,883
          U.S. Government Agency securities       (682)     54,153     (5,113)    234,817     (5,795)    288,970
          Municipal securities                  (1,915)     65,551       (664)     17,621     (2,579)     83,172
          Equity securities                        (56)        890         --          --        (56)        890

                                             ---------------------------------------------------------------------
          Total available-for-sale:             (9,960)    367,526    (18,095)    546,389    (28,055)    913,915
                                             ---------------------------------------------------------------------

Held to Maturity:
          Mortgage-backed securities               (87)      6,537       (401)      9,021       (488)     15,558
          State and municipal securities          (539)     26,304       (251)      4,369       (790)     30,673
          Other securities                          --          --         (2)        100         (2)        100
                                             ---------------------------------------------------------------------
          Total held to maturity:                 (626)     32,841       (654)     13,490     (1,280)     46,331
                                             ---------------------------------------------------------------------

          Total securities:                   $(10,586)   $400,367   $(18,749)   $559,879   $(29,335)   $960,246
                                             =====================================================================

         Substantially all of the unrealized losses at June 30, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at June 30, 2006. A total of 355 securities were in a continuous unrealized loss position for less than 12 months, and 273 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity), therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2006, except for an investment in Freddie Mac perpetual preferred stock, previously determined to have other-than-temporary impairment loss of $94 on a recorded basis of $935.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

8.       Deposits
         --------

         Major classifications of deposits are summarized below:

                                   June 30, 2006      September 30, 2005
                                   -------------      ------------------

Demand deposits:
   Retail                             $  160,201              $  170,434
   Commercial and municipal              206,908                 214,647
Business NOW deposits                     51,947                  60,214
Personal NOW deposits                    109,667                 105,730
                                      ----------              ----------
   Total transaction accounts            528,723                 551,025
Money market deposits                    247,883                 222,091
Savings deposits                         418,746                 481,674
Certificates of deposit                  555,428                 471,611
                                      ----------              ----------
   Total deposits                     $1,750,780              $1,726,401
                                      ==========              ==========

9.       FHLB and Other Borrowings
         -------------------------

         The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                           ------------------------------  ----------------------------
                                                   June 30, 2006               September 30, 2005
                                           ------------------------------  ----------------------------
                                               Amount           Rate           Amount          Rate
                                           -------------   --------------  --------------  ------------
By type of borrowing:
     Advances                              $     352,746        5.05%      $      296,636         3.86%
     Repurchase agreements                       252,777        4.71              145,567         3.62
                                           -------------                   --------------
                 Total borrowings          $     605,523        4.91%      $      442,203         3.78%
                                           =============                   ==============
By remaining period to maturity:
     One year or less                      $     481,148        5.22%      $      235,212         3.84%
     One to two years                             33,325        3.26               18,115         3.62
     Two to three years                           39,171        3.79               51,719         3.65
     Three to four years                          21,435        3.84               52,450         3.73
     Four to five years                           26,815        3.80               16,313         3.78
     Five years or greater                         3,629        4.86               68,394         3.73
                                           -------------                   --------------
                 Total borrowings          $     605,523        4.91%      $      442,203         3.78%
                                           =============                   ==============

         Of the $252.8 million in repurchase agreements, $66.2 million are callable quarterly through their respective maturities. As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages that have been pledged as collateral under a blanket security agreement. As of June 30, 2006 and September 30, 2005, the Bank had pledged mortgages with collateral value totaling $344,368 and $301,154, respectively. Based on outstanding borrowings under the line totaling $217,359 and $269,529 as of June 30, 2006 and September 30, 2005, the Bank had unused borrowing capacity under the FHLB of New York line of credit of $127,009 and

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

$31,625 respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $430,168 as of June 30, 2006.

         During the three and nine months ended June 30, 2006 borrowings of $33.0 million and $46.4 million were called and premiums of $1.0 million and $1.3 million were accreted into income as a reduction of interest expense, respectively.


10.      Earnings Per Common Share
         -------------------------

         The number of shares used in the computation of both basic and diluted earnings per share excludes unallocated ESOP shares held to fund deferred compensation plans, and unallocated shares of restricted stock that have not been released to participants.

         Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

         Basic earnings per common share is computed as follows:

                                             For the Three Months   For the Nine Months
                                                Ended June 30,        Ended June 30,
                                                --------------        --------------
                                               2006       2005        2006      2005
                                               ----       ----        ----      ----

Weighted average common shares  outstanding
      (basic), in `000s                        40,729    42,441      40,956    43,546
                                              -------   -------     -------   -------

Net income                                    $ 5,561   $ 5,659     $15,125   $15,854
Basic earnings per common share               $  0.14   $  0.13     $  0.37   $  0.36

Diluted earnings per common share is computed as follows:

                                             For the Three Months   For the Nine Months
                                                Ended June 30,        Ended June 30,
                                                --------------        --------------
                                               2006       2005        2006      2005
                                               ----       ----        ----      ----
Weighted average common shares
      outstanding (basic), in `000s            40,729    42,441      40,956    43,546
Effect of common stock equivalents                526       632         559       747
                                              -------   -------     -------   -------
Total diluted shares                           41,255    43,073      41,515    44,293
Net income                                    $ 5,561   $ 5,659     $15,125   $15,854
Diluted earnings per common share             $  0.13   $  0.13     $  0.36   $  0.36


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

As of June 30, 2006, the Company had $18.8 million in outstanding letters of credit, of which $6.8 million were secured by cash collateral.

12.      Pension and Other Post Retirement Plans
         ---------------------------------------

         Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

                                                                Other Post
                                            Pension Plans     Retirement Plans
                                         ------------------  ------------------
                                         Nine Months Ended    Nine Months Ended
                                               June 30,           June 30,
                                         ------------------  ------------------
                                           2006       2005      2006      2005
                                         ------------------  ------------------

Service cost                             $   942    $   968  $    20    $    77
Interest cost                              1,270      1,210       44        112
Expected return on plan assets            (1,620)    (1,342)      --         --
Unrecognized net transition obligation        --          8        8          8
Amortization of prior service cost            (8)        (8)       7          4
Amortization of gain or loss                 135        252     (107)        (1)
                                         ------------------  ------------------
                      Net periodic cost  $   719    $ 1,088  $   (28)   $   200
                                         =======    =======  =======    =======

         The contribution expected to be made to all plans in fiscal 2006 is $1,631. As of June 30, 2006, the Company has contributed $1,631. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB, the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company. On April 1, 2006 the Company approved merging both the ENB and WSB pension plans into the Provident Bank Pension Plan, effective April 30, 2006. As a result, the discount rate to determine the accumulated pension obligation was increased from 5.75% to 6.25%. This reduced unrecognized loss on plan assets from $3.8 million to $1.8 million. As the unrecognized loss fell to below 10% of the projected benefit obligation or plan assets, amortization of the unrecognized loss was discontinued as of April 30, 2006.

13.      Subsequent Event
         ----------------

         On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan ("the Plan") as of September 30, 2006. At that time all benefit accruals for future service will cease and no new participants will enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants' earned and vested

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Company expects to record a curtailment gain, which will reduce the unrecognized net losses in the Plan of approximately $1.8 million with no gain or loss recognized in the financial statements of the Company. The actual amount of the curtailment gain is dependent upon the performance of the Plan assets through September 30, 2006 and the applicable discount rate applied to the accumulated benefit obligation at that date. In 2007 it is anticipated that the Plan curtailment will result in annual service cost savings of approximately $1.1 million.

         In addition, the Board approved amending the Provident Bank 401(k) and Profit Sharing Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan will add a profit sharing contribution for employees which is expected to be 3% of eligible compensation for fiscal 2007. In 2007 it is anticipated that the annual cost of the profit sharing contribution will be approximately $700. The estimated savings for the Plan curtailment of the plans and cost for the increase in profit sharing contributions is only an estimate and is subject to change based upon a number of factors, including, but not limited to, the number of employees, base salaries and actuarial assumptions.

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

         In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, changes in local and national economic conditions, the extent and timing of actions of the Company's regulators, customer deposit disintermediation, changes in customers' acceptance of the Company's products and services, general actions of competitors, other normal business risks such as credit losses, litigation and increases in the levels of non-performing assets. The Company's forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update forward-looking statements to reflect new, changing or unanticipated events or circumstances.

         The Company's significant accounting policies are summarized in note 2 of the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. An accounting policy considered particularly critical to the Company's financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

         Comparison  of Financial  Condition at June 30, 2006 and  September 30,
         -----------------------------------------------------------------------
         2005
         ----

         Total assets as of June 30, 2006 were $2.8 billion, an increase of $182.1 million, or 7.0%, from September 30, 2005. The increase from September 30, 2005 was primarily due to an increase in securities and loans. Securities increased $87.5 million, or 9.8%, and loans increased $88.3 million, or 6.5%. Net deferred income taxes increased from $10.6 million at September 30, 2005 to $17.2 million at June 30, 2006, an increase of $6.6 million, or 62%. The change in deferred income taxes is primarily attributable to the tax effects of the increase in unrealized loss on our available-for-sale securities portfolio and the distribution of earnings from the Company's REIT. Core deposit intangibles decreased by $2.5 million in net amortization from September 30, 2005. Goodwill and other intangible assets increased by $4.4 million as a result of the acquisition of HVIA.

         Net loans as of June 30, 2006 were $1.4 billion, an increase of $89.0 million, or 6.7%, over net loan balances of $1.3 billion at September 30, 2005. Commercial loans, primarily commercial mortgage loans, increased by $54 million, or 7.6%, over balances at September 30, 2005. Consumer loans increased by $24 million, or 12.5%, during the nine-month period ended June 30, 2006, while residential loans increased by $10.3 million, or 2.2%. Total loan originations, excluding loans originated for sale, were $470.1 million for the nine months ended June 30, 2006. However, repayments were $380.6 million for the nine months ended June 30, 2006. Non-performing loans increased $3.0 million from September

30, 2005, in addition to net charge-offs of $1.5 million, due primarily to one commercial loan relationship from the acquired ENB portfolio. The Bank also charged off $770,000 of one of those relationships. (The Bank acquired $5,750,000 in allowance for loan losses in connection with the ENB acquisition.) Despite of this, net charge-offs to average loans outstanding, on an annualized basis, was only 0.14% for the nine months ended June 30, 2006. Loan quality continues to be strong. At $4.8 million, non-performing loans as a percentage of total loans was 0.32%, as compared to 0.12% at September 30, 2005 and 0.25% at June 30, 2005.

         Total securities increased by $87.5 million, or 9.8%, to $981.4 million at June 30, 2006 from $893.9 million at September 30, 2005. Investments were made primarily in government and federal agency securities and municipal securities, which increased by $31.3 million, or 12.1% and $33.2 million, or 35.5%, respectively. Mortgage-backed securities also increased, by $22.9 million, or 4.2%. This increase was partially offset by mark-to-market adjustments on available-for-sale securities due to changes in market interest rates.

         Deposits as of June 30, 2006 were $1.8 billion, a growth of $24.4 million, or 1.4%, from September 30, 2005. As of June 30, 2006 retail and commercial transaction accounts were 30.2% of deposits compared to 31.9% at September 30, 2005. The decrease of $22.3 million, or 4.0%, in demand deposits is largely seasonal and the decrease in savings and money market deposits of $37.1 million, or 5.3%, was largely due to the migration of the lower-yielding non-transaction accounts to our certificate of deposit products or, in some cases, to other institutions offering higher yields (see "Liquidity and Capital Resources"). These decreases were offset by an increase of $83.8 million, or 17.8%, in certificates of deposit. The Company has been offering certain new products that offer higher, market-sensitive interest rates and others that offer transaction account incentives.

         Borrowings increased by $163.3 million, or 36.9%, from September 2005, to $605.5 million. Much of the increase is related to the borrowings used to fund the increases in securities and loans and for repurchases of shares of the Company's common stock.


         Stockholders' equity decreased by $3.7 million, or 0.9%, to $391.5 million at June 30, 2006 compared to $395.2 million at September 30, 2005. The decrease is largely attributable to the repurchase of 1.1 million shares of common stock at a cost of $12.9 million, and an increase of $8.4 million in other comprehensive loss for unrealized losses on available-for-sale securities, as well as dividend payments of $6.2 million. This decrease was partially offset by $15.1 million in current earnings for the nine-month period, $3.6 million for stock-based compensation, $2.7 million for treasury shares issued for the HVIA acquisition, and $2.0 million in RRP transactions. Since September 2005, the Company has repurchased a total of 1,126,271 shares of common stock, which are held as treasury shares.

         During the third quarter of fiscal 2006, the Company neared completion of its second stock repurchase program and announced a third repurchase plan for up to 2.1 million shares. Repurchases under the authorized plan for the current quarter totaled 11,700 shares at a purchase price of $146,815. As of June 30, 2006 the Company had authorization to purchase up to an additional 2,281,129 shares of common stock. Also during the nine months of fiscal 2006, 4,000 shares of restricted stock were granted from treasury shares. Bank Tier I capital to assets stands at 7.5% at June 30, 2006. Tangible capital at the holding company level is 8.4%.

           Comparison of Operating Results for the Three Months Ended
                         June 30, 2006 and June 30, 2005

         Net income for the three months ended June 30, 2006 net income was $5.6 million, a decrease of $98,000 compared to $5.7 million for the same period in fiscal 2005. Net interest income after provision for loan losses for the three months ended June 30, 2006 increased by $86,000, or 0.4%, to $21.4 million compared to $21.3 million for the same period in the prior year. Non-interest income decreased $817,000, or 15.8%, to $4.4 million for the three months ended June 30, 2006 compared to $5.2 million for the three months ended June 30, 2005, due to the one-time gain recorded of $681,000 for the investment in a low income housing subsidiary and $372,000 in death benefit proceeds received in 2005. Non-interest expense decreased $100,000, or 0.6%, to $18 million for the three months ended June 30, 2006 compared to $18.1 million for the same prior-year period despite an increase in stock-based compensation of $473,000.

         The relevant performance measures follow:

                                                          Three Months Ended
                                                               June 30,
                                                               --------
                                                          2006           2005
                                                          ----           ----
         Per common share:
            Basic earnings                             $ 0.14         $ 0.13
            Diluted earnings                             0.13           0.13
            Dividends declared                           0.05           0.045
         Return on average (annualized):
            Assets                                       0.81%          0.90%
            Equity                                       5.74%          5.75%

         The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).


                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                              2006                                     2005
                                                              ----                                     ----
                                              Average                                   Average
                                            Outstanding                  Average      Outstanding                   Average
                                              Balance      Interest     Yield/Rate      Balance    Interest       Yield/Rate
                                              -------      --------     ----------      -------    --------       ----------


Interest earning assets:
Commercial loans and commercial mortgage
    loans(1)                                 $  736,000   $   13,987          7.62%   $  688,978   $   11,956          6.96%
Consumer loans(1)                               208,244        3,499          6.74       167,711        2,262          5.41
Residential mortgage loans(1)                   461,185        6,761          5.88       429,400        6,339          5.92
                                             ----------   ----------                  ----------   ----------
Total loans                                   1,405,429       24,247          6.92     1,286,089       20,557          6.41
                                             ----------   ----------                  ----------   ----------
Securities-taxable                              871,878        9,198          4.23       833,718        7,769          3.74
Securities-tax exempt(2)                        112,282        1,691          6.04        65,239          918          5.65
Other earning assets                             31,908          402          5.06        19,147          244          5.12
                                             ----------   ----------                  ----------   ----------
Total securities and other earning assets
                                              1,016,068       11,291          4.46       918,104        8,931          3.90
                                             ----------   ----------                  ----------   ----------
Total interest-earning assets                 2,421,497       35,538          5.89     2,204,193       29,488          5.37
                                             ----------   ----------    ----------    ----------   ----------    ----------
Non-interest-earning assets                     335,167                                  320,732
                                             ----------                               ----------
       Total assets                          $2,756,664                               $2,524,925
                                             ==========                               ==========
Interest bearing liabilities:
   NOW checking                              $  153,848   $      123          0.32%   $  160,234   $      126          0.32%
   Savings, clubs and escrow                    436,611          548          0.50       540,937          761          0.56
   Money market accounts                        240,071        1,214          2.03       223,134          687          1.23
   Certificate accounts                         577,219        5,607          3.90       458,023        2,788          2.44
                                             ----------   ----------                  ----------   ----------
   Total interest-bearing deposits            1,407,749        7,492          2.13     1,382,328        4,362          1.27
   Borrowings                                   582,294        5,770          3.97       384,073        3,281          3.43
                                             ----------   ----------                  ----------   ----------
       Total interest-bearing liabilities     1,990,043       13,262          2.67     1,766,401        7,643          1.74
                                             ----------   ----------    ----------    ----------   ----------    ----------
Non-interest bearing liabilities:
  Non-interest-bearing checking                 357,992                                  348,387
  Other non-interest-bearing
       liabilities                               20,231                                   15,205
                                             ----------                               ----------
Total non-interest bearing liabilities          378,223                                  363,592
                                             ----------                               ----------
   Total liabilities                          2,368,266                                2,129,993
Stockholders' equity                            388,398                                  394,932
                                             ----------                               ----------
   Total liabilities and equity              $2,756,664                               $2,524,925
                                             ==========                               ==========
Net interest rate spread                                                      3.21%                                    3.63%
                                                                        ==========                               ==========
Net earning assets                           $  431,454                               $  437,792
                                             ==========                               ==========
Net interest margin                                           22,276          3.69%                    21,845          3.98%
                                                          ----------    ==========                 ----------    ==========
Less tax equivalent adjustment(2)                               (592)                                    (322)
                                                          ----------                               ----------
Net interest income                                       $   21,684                               $   21,523
                                                          ==========                               ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities
                                                 121.68%                                  124.78%
                                             ==========                               ==========

----------------------

(1) Includes non-accrual loans.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                  Three Months Ended June 30,
                                                         2006 vs. 2005
                                                  Increase/(Decrease) Due to
                                                  --------------------------

                                               Volume(1)    Rate(1)      Total
                                               ---------    -------      -----
Interest-earning assets
     Commercial and commercial mortgage loans  $    850    $  1,181    $  2,031
     Consumer loans                                 613         624       1,237
     Residential mortgage loans                     465         (43)        422
     Securities-taxable                             370       1,059       1,429
     Securities-tax exempt(2)                       706          67         773
     Other earning assets                           161          (3)        158
                                               --------    --------    --------
     Total interest income                        3,165       2,885       6,050
                                               --------    --------    --------
Interest-bearing liabilities
     NOW checking                                    (4)         --          (4)
     Savings                                       (136)        (76)       (212)
     Money market                                    55         473         528
     Certificates of deposit                        854       1,964       2,818
     Borrowings                                   1,907         582       2,489
                                               --------    --------    --------
     Total interest expense                       2,676       2,943       5,619
                                               --------    --------    --------
Net interest margin                                 489         (58)        431
                                               --------    --------    --------
     Less tax equivalent adjustment(2)              248          22         270
                                               --------    --------    --------
Net interest income                            $    241    $    (80)   $    161
                                               ========    ========    ========

-----------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         Net interest income for the three months ended June 30, 2006 increased by $161,000, or 0.7%, to $21.7 million compared to $21.5 million for the quarter ended June 30, 2005. Gross interest income on a tax-equivalent basis increased by $6.1 million, or 20.5%, to $35.5 million for the quarter ended June 30, 2006, compared to $29.5 million for the same three months in 2005. The increase in interest income was largely due to a $217.3 million increase in average earning assets, at higher yields, to $2.4 billion during the quarter ended June 30, 2006, as compared to $2.2 billion for the same quarter in the prior year. The increase is due in large part to the increase in loans, with the highest concentration coming from commercial loans, followed by consumer loans. The average yields on the loan portfolio and investment securities increased by 51 basis points and 56 basis points, respectively. Interest income on loans and fees included prepayment fees and late charges of $243,000 for the current quarter and $255,000 previously classified as non-interest income for the prior year's quarter. The average yield on interest-earning assets increased by 52 basis points, from 5.37% to 5.89%. Interest expense increased by $5.6 million for the quarter compared to the same quarter in 2005. The increase in interest expense was net of $1.0 million recognition of accretion of premiums on called borrowings of $33.0 million. Average interest-bearing liabilities increased by

$223.6 million and the average cost of interest-bearing liabilities increased by 93 basis points. The increase in liabilities was used to fund loan and securities growth and stock repurchases. The tax equivalent net interest margin declined by 29 basis points to 3.69%, while net interest spread declined by 42 basis points to 3.21%. This was primarily the result of the increase in borrowings as previously mentioned, along with the impact of the increase in the cost of interest-bearing liabilities resulting from the 350 basis-point increase in the target federal funds rate since September of 2004.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $300,000 in loan loss provisions for the three months ended June 30, 2006 compared to $225,000 for the three months ended June 30, 2005. Net charge-offs for the three months ended June 30, 2006 were $33,000 compared to $222,000 for the same period in 2005. (See Note 5 in Item 1 for further detail).

         Non-interest income was $4.4 million for the three months ended June 30, 2006 compared to $5.2 million for the three months ended June 30, 2005, a decrease of $817,000, or 15.8%. The prior year's quarter included $372,000 of Bank Owned Life Insurance ("BOLI") death claim proceeds and $681,000 previously unrecognized income from a low income housing partnership investment. Excluding those items, non-interest income increased $236,000, or 5.7%, from last year. Management believes that excluding these two items presents a more accurate reflection of current income trends. The increase reflects the bank's efforts to improve non-interest income. Investment management fees (including $135,000 from HVIA) and title insurance fees from the Company's wholly-owned title insurance agency subsidiary, Hardenburgh, increased by 80.5% and 10.5%, respectively. BOLI income, excluding the aforementioned death benefit proceeds, rose by $22,000, or 5.6%. Deposit fees and service charges increased by $26,000, or 1.0%. There were no sales of securities this quarter and thus there were no gains or losses, compared to the $57,000 in gains for the same period last year.

         Non-interest expense for the three months ended June 30, 2006 decreased by $100,000, or 0.6%, to $18.0 million despite an increase of $473,000 in stock-based compensation. This increase in stock-based compensation was attributable, in part, to the effect of implementing SFAS No. 123R, which resulted in a $270,000 pre-tax expense for the quarter. In addition, there was an increase of $163,000 in Employee Stock Ownership Plan (ESOP) expense due to the rise in stock price and additional shares, expected to be released, compared to the same quarter last year. Compensation and employee benefits expense decreased by $467,000, or 5.6%, this period, as compared to the same period last year. During the quarter, the Company merged the separate pension plans of previously acquired entities into the Provident Defined Benefit Pension Plan. Pension and post-retirement health insurance expense was $380,000 lower than the third quarter of 2005. The movement of our data processing services in-house shifted certain data and check processing costs to salaries and benefits. Occupancy and office operations increased by $536,000, or 22.1%, to $3.0 million for the three months ended June 30, 2006, due to the increased office space required to accommodate the increase in the Bank's size subsequent to the acquisitions, as well as additional space necessary to fulfill the requirements of our new in-house data center, completed November 2005. We chose to move our data services in-house to (1) achieve greater efficiencies and security, (2) maintain a fixed level of operational costs, and (3) be in the position to accommodate an increase in volume without adding incremental costs. Data and check processing fees decreased $399,000, or 33.7%, primarily due to the new in-house data center, which decreased our reliance on outside services. Merger and integration costs decreased $249,000, or 100.0% from the same quarter last year, as there was no acquisition-related activity during the quarter. Other non-interest expense decreased $462,000, or 18.0%, due to gains in efficiency.

         The efficiency ratio increased to 69.3% for the current quarter from 67.9% for the quarter ended June 30, 2005. The change reflects the increase in interest expense relative to interest income as well as the higher non-interest income in the prior year's quarter due to the previously mentioned death benefit proceeds and the low income housing development income.

         Income Taxes. Income tax expense was $2.1 million for the three months ended June 30, 2006, compared to $2.7 million for the same period in 2005. The effective tax rates were 27.8% and 32.1%, respectively. The lower rate reflects a land donation, which resulted in a tax benefit of $242,000, and higher utilization of tax-exempt securities.


            Comparison of Operating Results for the Nine Months Ended
                         June 30, 2006 and June 30, 2005

         Net Income. For the nine months ended June 30, 2006 net income was $15.1 million, a decrease of $729,000 compared to $15.9 million for the same period in fiscal 2005. Net interest income after provision for loan losses for the nine months ended June 30, 2006 decreased by $1.3 million, or 1.5%, compared to the same period last year. Non-interest income decreased $310,000, or 2.4%, to $12.4 million for the nine months ended June 30, 2006 compared to $12.7 million for the nine months ended June 30, 2005. The decrease was primarily due to the aforementioned $681,000 in low income housing partnership gains and $372,000 in BOLI death proceeds recorded in 2005. Non-interest expense increased $684,000, or 1.3%, to $53.6 million for the nine months ended June 30, 2006 compared to $52.9 million for the same period in fiscal 2005, primarily due to the $2.4 million increase in stock-based compensation.

         The relevant performance measures follow:
                                                             Nine Months Ended
                                                                  June 30,
                                                                  --------
                                                             2006         2005
                                                             ----         ----
              Per common share:
                 Basic earnings                              $0.37       $0.36
                 Diluted earnings                             0.36        0.36
                 Dividends declared                           0.15        0.125

              Return on average (annualized):
                 Assets                                       0.76%       0.84%
                 Equity                                       5.18%       5.13%

         The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).


                                                                    Nine Months Ended June 30,
                                                                    --------------------------
                                                           2006                                       2005
                                                           ----                                       ----
                                         Average                                  Average
                                       Outstanding                    Average    Outstanding                    Average
                                         Balance      Interest      Yield/Rate     Balance      Interest      Yield/Rate
                                         -------      --------      ----------     -------      --------      ----------
Interest earning assets:
  Commercial loans and commercial
   mortgage loans(1)                   $  715,767    $   40,051          7.48%   $  676,340    $   34,450          6.81%
  Consumer loans(1)                       198,783         9,644          6.49       163,712         6,298          5.14
  Residential mortgage loans(1)           459,049        20,147          5.87       431,565        19,065          5.91
                                       ----------    ----------                  ----------    ----------
     Total loans                        1,373,599        69,842          6.80     1,271,617        59,813          6.29
                                       ----------    ----------                  ----------    ----------

   Securities-taxable                     831,323        25,262          4.06       839,212        23,863          3.80
   Securities-tax exempt(2)               102,410         4,508          5.88        55,303         2,355          5.69
   Other earning assets                    29,720         1,058          4.76        27,036           594          2.94
                                       ----------    ----------                  ----------    ----------
     Total securities and other
      earning assets                      963,453        30,828          4.28       921,551        26,812          3.89
                                       ----------    ----------                  ----------    ----------
     Total interest-earning assets      2,337,052       100,670          5.76     2,193,168        86,625          5.28
                                                     ----------                                ----------
Non-interest-earning assets:              336,889                                   331,516
                                       ----------                                ----------
     Total assets                      $2,673,941                                $2,524,684
                                       ==========                                ==========
Interest bearing liabilities:
   NOW checking                        $  155,064           390          0.34%   $  153,192           386          0.34%
   Savings, clubs and escrow              454,342         1,732          0.51       551,403         2,351          0.57
   Money market accounts                  225,696         2,827          1.67       227,810         1,883          1.11
   Certificate accounts                   528,925        13,897          3.51       418,572         6,587          2.10
                                       ----------    ----------                  ----------    ----------
     Total interest-bearing deposits    1,364,027        18,846          1.85     1,350,977        11,207          1.11
   Borrowings                             541,174        16,209          4.00       385,610         9,609          3.33
                                       ----------    ----------                  ----------    ----------
     Total interest-bearing
      liabilities                       1,905,201        35,055          2.46%    1,736,587        20,816          1.60%
                                       ----------    ----------    ----------    ----------    ----------    ----------
Non-interest-bearing liabilities:
   Non-interest-bearing checking          357,043                                   335,757
   Other non-interest-bearing
       Liabilities                         21,229                                    39,256
                                       ----------                                ----------
     Total non-interest-bearing
      Liabilities                         378,272                                   375,013
                                       ----------                                ----------
     Total liabilities                  2,283,473                                 2,111,600
Stockholders' equity                      390,468                                   413,084
                                       ----------                                ----------
     Total liabilities and equity      $2,673,941                                $2,524,684
                                       ==========                                ==========
Net interest rate spread                                                 3.30%                                     3.68%
                                                                   ==========                                ==========
Net earning assets                     $  431,851                                $  456,581
                                       ==========                                ==========
Net interest margin                                      65,615          3.75%                     65,809          4.01%
                                                     ----------    ==========                  ----------    ==========
Less tax equivalent adjustment(2)                        (1,578)                                     (824)
                                                     ----------                                ----------
Net interest income                                  $   64,037                                $   64,985
                                                     ==========                                ==========
Ratio of average interest-earning
   assets to average
   interest- bearing liabilities           122.67%                                   126.29%
                                       ==========                                ==========

----------------------
(1) Includes non-accrual loans.
(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

                                                 Nine Months Ended June 30,
                                                        2006 vs. 2005
                                                 Increase/(Decrease) Due to
                                                 --------------------------

                                              Volume (1)   Rate (1)     Total
                                              ----------   --------     -----
Interest-earning assets
     Commercial and commercial mortgage loans  $  2,083    $  3,518    $  5,601
     Consumer loans                               1,503       1,843       3,346
     Residential mortgage loans                   1,134         (52)      1,082
     Securities-taxable                             (95)      1,495       1,400
     Securities-tax exempt(2)                     2,070          82       2,152
     Other earning assets                            63         401         464
                                               --------    --------    --------
     Total interest income                        6,758       7,287      14,045
                                               --------    --------    --------

Interest-bearing liabilities
     NOW checking                                     4          --           4
     Savings                                       (388)       (231)       (619)
     Money market                                    (6)        950         944
     Certificates of deposit                      2,061       5,249       7,310
     Borrowings                                   4,403       2,197       6,600
                                               --------    --------    --------
     Total interest expense                       6,074       8,165      14,239
                                               --------    --------    --------

Net interest margin                                 684        (878)       (194)
                                               --------    --------    --------
     Less tax equivalent adjustment(2)              725          29         754
                                               --------    --------    --------
Net interest income                            $    (41)   $   (907)   $   (948)
                                               ========    ========    ========
------------------------

(1) Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

(2) Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

         Net Interest Income for the nine months ended June 30, 2006 was $64.0 million, compared to $65.0 million for the nine months ended June 30, 2005, a decrease of $948,000, or 1.5%. The average cost of interest-bearing liabilities continued to rise faster than the average increase in asset yields, due to the flattening of the yield curve. Taxable equivalent net interest margin declined 26 basis points from 4.01% to 3.75%. Interest income increased by $13.3 million, a reflection of higher average volume of interest-earning assets, mostly loans, and an increase of 48 basis points in the yield on interest-bearing assets. Interest income included prepayment fees and late charges of $713,000 for the current nine-month period and $593,000 previously classified in non-interest income for the nine- month period ended June 30, 2005. Interest expense increased by $14.2 million as the average volume and cost of interest-bearing liabilities increased by $168.6 million and 86 basis points, respectively. This increase in interest expense was net of the recognition of accretion of $1.3 million in premiums on called Federal Home Loan Bank borrowings. An increase of $110.4 million in the average balances of higher cost certificates of deposit contributed to the higher interest expense and was partially offset by a decrease in average savings account balances of $97.1 million.

         As short-term rates have increased faster than longer-term rates, the Bank's average cost of interest-bearing liabilities has increased faster than the average increase in asset yields. Should the yield curve continue to remain flat or invert, a continued decline in net interest margin may occur, offsetting all or a portion of gains in net interest income that would otherwise be achieved from increasing volume of assets generated.

         Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $900,000 and $525,000 respectively, in loan loss provisions during the nine months ended June 30, 2006 and 2005. Net charge-offs for the nine months ended June 30, 2006 were $1.5 million compared to net charge-offs of $506,000 for the same period in 2005. (See Note 5 for further discussion).

         Non-Interest Income was $12.4 million for the nine months ended June 30, 2006 compared to $12.7 million for the nine months ended June 30, 2005, which included the previously mentioned BOLI death benefit proceeds of $372,000 and the one-time income item of $681,000 for the low income housing partnership investment income. Excluding those two significant items would result in a favorable variance of $743,000, or 6.4%, compared to the prior-year period, a reflection of the company's continued focus on improving non-interest income, which is less susceptible to interest rate fluctuations. Management believes that excluding these two items presents a more accurate reflection of current income trends. Deposit fees and service charges increased by $285,000, or 3.7%, which was primarily due to volume-driven increases in uncollected fees and debit card fees. Income derived from the Company's BOLI investments (excluding the prior year's death claim proceeds of $372,000) increased by $219,000, or 21.8%, due to the current year's nine-month period having the full benefit of an additional BOLI investment of $10 million made during April 2005. Title insurance fee income derived from Hardenburgh was $1.2 million, an increase of $187,000, or 18.4%. Investment management fees (including $135,000 from HVIA) totaled $868,000, an increase of $241,000, or 38.4%, over the same period in the prior fiscal year. There were no sales of securities during the current nine-month period, compared to $369,000 in net gains on securities sales for the same period in the prior fiscal year.

         Non-Interest Expense for the nine months ended June 30, 2006 increased by only $684,000, or 1.3%, to $53.6 million, compared to $52.9 million for the nine months ended June 30, 2005. Despite an increase of $2.4 million, or 110.5%, in stock-based compensation plan expense, which was generated from a rising stock price, the acceleration of certain restricted stock grants and a change in accounting rules, the Company was able to hold expenses relatively stable as a result of continued efficiency efforts, as well as the full integration of our acquisitions. In addition, as a result of our integration efforts, we closed three branches and combined them with other larger branches. As mentioned in the discussion for the three-month period, the movement of our data center in-house resulted in the reclassification of certain expenses, primarily into compensation and employee benefits and occupancy and office operations, and out of data and check processing expense. Compensation and employee benefits remained essentially the same, at $24.0 million, decreasing by $62,000, or 0.2%, from last year as the effect of merit increases and the additional staff costs involved in bringing data processing in-house were partially offset by savings realized from the merger of the separate pension plans of previously acquired entities into the Provident Defined Benefit Pension Plan. Occupancy and office operations, which was also impacted by increased real estate taxes and higher utility costs, grew by $1.6 million, or 22.5%. Partially offsetting this increase was a decrease in data and check processing expense of $1.1 million, or 31.7%. The completion of our branding project in 2005 resulted in a decrease in the current year of $721,000, or 27.5%, in advertising and promotion costs. Professional fees increased by $725,000, or 40.2%, due to additional legal, accounting and various one-time consulting services. The full integration of all acquisitions allowed us to reduce stationery and office supplies by $181,000, or 22.2%, while the lack of acquisition activity in the current fiscal year served to reduce merger integration costs by 100%, or $965,000, compared to the nine-month period last year. Other expenses decreased by $706,000, or 10.5%, due to the gains in efficiency and branch closings previously mentioned.

         Income Taxes. Income tax expense was $6.8 million for the nine months ended June 30, 2006 compared to $8.4 million for the same period in 2005. The effective tax rates were 31.0% and 34.6%, respectively. The Company's strategies for utilization of tax-advantaged assets such as tax-exempt securities and BOLI have had a positive impact on its income tax liabilities in addition to the

$242,000 tax benefit recorded on the donation of property previously mentioned.

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

         The Company's primary sources of funds, in addition to net income, are deposits, proceeds from principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturities of securities and short-term investments, and proceeds from sales of loans originated for sale and securities available for sale. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

         The Company's primary investing activities are the origination of commercial mortgage loans, residential one- to four-family mortgage loans, commercial and industrial loans, second mortgages and home equity loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2006 and 2005, loan originations, excluding loans originated for sale, totaled $470.1 million and $330.1 million, respectively, and purchases of securities totaled $227.7 million and $375.4 million, respectively. The decrease in security purchases for the nine-month period ended June 30, 2006, as compared to the same period last year, reflects our focus to increase the loan portfolio, which increased $135.6 million from June 30, 2005. For the nine-month period ended June 30, 2006, these investing activities were funded primarily by principal repayments on loans, by proceeds from sales and maturities of securities, by increased deposit balances, and by short-term borrowings. Loan origination commitments and undrawn lines of credit totaled $401.9 million at June 30, 2006. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2006 the Company had investments of $38.9 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

         Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. The net increase in total deposits for the nine months ended June 30, 2006 was $24 million. During the same period last year, deposits increased $508.7 million, but this was greatly affected by the Warwick acquisition, which took place in October 2004. In 2006, certificates increased $83.8 million, transaction and savings accounts decreased $85.2 million and money market accounts increased by $25.8 million. The movements in deposit flows are consistent with forecasted behaviors based on historical analysis of the Bank's core deposit. While core deposits are generally not interest rate responsive, according to the analysis, in a rising interest rate environment it would be reasonable to expect a balance reduction of approximately $75 million per 100 basis-point rise in rates. A portion of these funds would then be expected to migrate into those accounts that are more interest-rate responsive, such as money market accounts and certificates of deposit. Therefore, given the 150 basis-point increase in interest rates over the previous nine-month period, the general change in the composition of the Bank's deposit accounts as well as the total level of balances was actually slightly better than expected.

         The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $592.4 million was outstanding at June 30, 2006. At June 30, 2006 we had the ability to borrow an additional $127 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $430.2 million by pledging securities not required to be pledged for other purposes as of June 30, 2006. The Company has $204 million in securities maturing/repricing over the next 12 months, primarily in the December and March quarters. The average yield on those securities is 3.61%. The Company will either purchase new securities at current yields, which are expected to be in excess of 5.5% on a tax-equivalent basis, or reduce its outstanding borrowings. In addition, the Company expects approximately $100 million in amortization of mortgage-backed securities over the next 12 months.

         At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $197.0 million, or 7.54% of adjusted assets (which is above the minimum required level of $104.5 million, or 4.0%) and a total risk-based capital level of $217.3 million, or 12.3% of risk-weighted assets (which is above the required level of $141.2 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2006, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

         The company declared a dividend of $0.05 per share payable on August 17, 2006 to stockholders of record on August 7, 2006.

The following table sets forth the Bank's regulatory capital position at June 30, 2006 and September 30, 2005, compared to OTS requirements.


                                                OTS Requirements
                                                ----------------
                                                 Minimum Capital    For Classification as
                             Bank Actual            Adequacy          Well Capitalized
                             -----------            --------          ----------------
                         Amount       Ratio    Amount       Ratio    Amount       Ratio
                         ------       -----    ------       -----    ------       -----
                                                    (Dollars in
                                                    -----------
                                                     thousands)
                                                     ----------
June 30, 2006
-------------
Tangible Capital        $196,957       7.5%   $ 39,187       1.5%   $     --        --%
Tier 1 (core) capital    196,957       7.5     104,503       4.0     130,629       5.0
Risk-based capital:
   Tier 1                196,957      11.2          --        --     105,875       6.0
   Total                 217,317      12.3     141,167       8.0     176,459      10.0

September 30, 2005
------------------
Tangible Capital        $198,828       8.2%   $ 36,389       1.5%         --        --%
Tier 1 (core) capital    198,828       8.2      97,038       4.0     121,298       5.0
Risk-based capital:
   Tier 1                198,828      11.7          --        --     102,223       6.0
   Total                 220,122      12.9     136,298       8.0     170,373      10.0


         Recent Accounting Standards

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

         In December 2004, the FASB Issued SFAS No. 123R ("SFAS" No. 123R), "Share-Based Payments," the provisions of which became effective for the Company beginning in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement No. 123R is similar to the fair-value-based method disclosed under the provisions of Statement No. 123 in most respects, there are some differences. The effects of SFAS No. 123R for the nine months ending June 30, 2006 were a $868,000 charge to pretax income and a $673,000 reduction of net income.

         Effective March 31, 2004 Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates ("other than temporary impairment") must be recorded for as are loans under the AICPA's Statement of Position 03-3 ("SOP 03-3") on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principal) and decreased, or lower then expected yields. There were no additional securities considered impaired during the nine months ended June 30, 2006.

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

         In December 2003, the Accounting Standards Executive Committee ("ASEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

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

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to mee t the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Company is still evaluating the applicability of FIN 48 to positions taken on the Company's tax returns. Although that evaluation is not complete, the Company anticipates that the adoption of FIN 48 on October 1, 2007 will not have a material impact on its financial position, but may impact the recognition of income tax expense in future periods. Prior periods will not be restated as a result of this required accounting change.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank's interest rate risk profile has become more "liability" sensitive since September 30, 2005. Quantitative and qualitative disclosure about market risk is presented at September 30, 2005 in Item 7A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2005. The following is an update of the discussion provided therein.

         The table below sets forth, as of June 30, 2006, the estimated changes in our net portfolio value and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                                NPV                                    Net Interest Income
                  ------------------------------------------------    ---------------------------------------------------
                                                                                         Estimated Increase (Decrease) in
   Change in                   Estimated Increase (Decrease) in NPV       Estimated             Net Interest Income
Interest Rates     Estimated    ----------------------------------       Net Interest    --------------------------------
(basis points)        NPV             Amount           Percent              Income            Amount          Percent
---------------   -----------   ----------------   ---------------    -----------------  ---------------  ---------------
                                                          (Dollars in thousands)

    +300           $237,973         $(122,107)         (33.91)%             $81,994          $(10,422)        (11.28)%
    +200            276,580           (83,500)         (23.19)%              85,530            (6,886)         (7.45)%
    +100            318,022           (42,058)         (11.68)%              89,041            (3,375)         (3.65)%
       0            360,080                --             --                 92,416                --             --
    -100            390,886            30,806            8.56%               94,325             1,909           2.07%
    -200            410,162            50,082           13.91%               94,937             2,521           2.73%

         The table set forth above indicates that at June 30, 2006, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience 8.56% increase in Net Portfolio Value (NPV) and a 2.07% increase in net interest income. In the event of an immediate 200 basis-point increase in interest rates, we would be expected to experience a (23.19)% decrease in NPV and 7.45% decrease in net interest income.

         Since September 30, 2005 the Bank's liabilities have moved from an average duration of 2.06 years to 1.35 years as of June 30, 2006. This is primarily a result of a shortening in average duration of borrowings, which has decreased from 1.79 years as of September 30, 2005 to 0.61 years as of June 30, 2006. The Company has chosen to shorten the duration of its borrowings. Management believes that general market interest rate levels are nearing a peak as management believes that the Federal Reserve Board will end its cycle of Federal Funds Rate increases. Further, savings accounts, which have a longer duration than money market accounts or certificates of deposit, declined $63.2 million while certificates of deposit increased $83.8 million. This shift in the duration of the Bank's liabilities, without a commensurate decrease in the duration of assets, has caused the Bank to become "liability sensitive".

         The yield curve remains relatively "flat" with the federal funds rate having risen from 3.75% to 5.25% during the nine-month period ending June 30, 2006 and the ten year treasury having risen from 4.32% to 5.13%, or just over 80 basis points during the period. As a result, the Bank's average cost of interest bearing liabilities has increased faster than the average increase in asset yields, resulting in a compression of the Bank's net interest margin. Should the yield curve remain "flat", a continued decline in net interest margin may occur until a sufficient amount of shorter term assets reprice to reflect current market yields. This could offset a portion of gains in net interest income arising from increasing the volume of assets generated. Conversely, should market interest rates fall below today's level, the Company's net interest margin could also be negatively affected, as competitive pressures could keep the Bank from lowering rates on its deposits, and prepayments and curtailments on assets may be reinvested at lower than current rates. Such movements may cause a decrease in the interest rate spread and net interest margin.

         The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2006, the Company did not own any trading assets, nor did it utilize hedging transactions such as interest rate swaps and caps.

         The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2005. There have been no changes in the board approved limits of acceptable variances in net interest income and net portfolio value change through June 30, 2006 compared to September 30, 2005, and the impact of possible changes within the Company's models continues to fall within all board-approved limits for potential interest rate volatility.

Item 4.  Controls and Procedures

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms.

         There were no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) On June 1, 2006, the Company issued 208,331 shares of its common stock, valued at $2.7 million, to Thomas Guarino as part of the consideration for the acquisition of HVIA. The shares were issued under Rule 506 of SEC Regulation D, based upon Mr. Guarino's representations as to his status as an "accredited investor" as defined in Rule 501(a) of SEC Regulation D.

(b) Not applicable


(c)                                     Issuer Purchases of Equity Securities
                                        -------------------------------------

                                                                        Total Number of          Maximum Number (or
                                                                       Shares (or Units)         Approximate Dollar
                                 Total Number          Average         Purchased as Part        Value) of Shares (or
                                 of Shares (or       Price Paid           of Publicly          Units) that may yet be
                                    Units)            per Share         Announced Plans         Purchased Under the
Period (2006)                     Purchased           (or Unit)         or Programs (1)        Plans or Programs (1)
                                  ----------          ---------         ---------------        ---------------------
April 1 - April 30                     ---                 ---                 ---                   2,292,829
May 1 - May 31                      11,700              $12.55              11,700                   2,281,129
June 1 - June 30                       ---                 ---                 ---                   2,281,129
                                    ------              ------              ------

   Total                            11,700              $12.55              11,700
                                    ======              ======              ======

(1) The Company announced in February 2006 that it authorized the repurchase of 2,100,000 shares, or approximately 5% of common shares currently outstanding, having neared the completion of its second repurchase program of 2,200,000 shares.

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


                           Provident New York Bancorp
                           --------------------------
                           (Registrant)



                           By:      /s/ George Strayton
                                    -------------------
                                    George Strayton
                                    President and Chief Executive Officer



                           Date:    August 7, 2006





                           By:      /s/ Paul A. Maisch
                                    ------------------
                                    Paul A. Maisch
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                           Date:    August 7, 2006