Form 10-K
period 2006-09-30
PROVIDENT NEW YORK BANCORP
filed 2006-12-13
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

                         Commission File Number: 0-25233

                           PROVIDENT NEW YORK BANCORP
            --------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                       80-0091851
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation on Organization)


 400 Rella Blvd., Montebello, New York                      10901
---------------------------------------                 --------------
(Address of Principal Executive Office)                   (Zip Code)

                                 (845) 369-8040
              -----------------------------------------------------
               (Registrant's Telephone Number including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
           Title of Class                               On Which Registered
           --------------                               -------------------
Common Stock, par value $0.01 per share            The NASDAQ Stock Market, LLC

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [_] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.YES [_] NO [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer - See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer [_]   Accelerated Filer [X]   Non-Accelerated Filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2006 was $497,950,906.

As of December 3, 2006 there were issued and outstanding 42,695,846 shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

      Proxy Statement for the Annual Meeting of Stockholders (Part III) to
                           be held in February 2007.

                           PROVIDENT NEW YORK BANCORP

                           FORM 10-K TABLE OF CONTENTS

                               September 30, 2006


PART I                                                                         1
   ITEM 1.     Business                                                        1
   ITEM 1A.    Risk Factors                                                   30
   ITEM 1B.    Unresolved Staff Comments                                      32
   ITEM 2.     Properties                                                     33
   ITEM 3.     Legal Proceedings                                              34
   ITEM 4.     Submission of Matters to a Vote of Security Holders            34

PART II                                                                       34
   ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of                               34

               Equity Securities

   ITEM 6.     Selected Financial Data                                        36
   ITEM 7.     Management's Discussion and Analysis  of Financial Condition
                 and Results of Operations                                    38
   ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk     53
   ITEM 8.     Financial Statements and Supplementary Data                    54
   ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     112
   ITEM 9A.    Controls and Procedures                                       112
   ITEM 9B.    Other Information                                             112

PART III                                                                     112
   ITEM 10.    Directors and Executive Officers of the Registrant            112
   ITEM 11.    Executive Compensation                                        112
   ITEM 12.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   113
   ITEM 13.    Certain Relationships and Related Transactions                113
   ITEM 14.    Principal Accountant Fees and Services                        113

PART IV                                                                      114
   ITEM 15.    Exhibits and Financial Statement Schedules                    114

SIGNATURES                                                                   121

                                     PART I

ITEM 1.  Business
-----------------

Provident New York Bancorp

      Provident New York Bancorp ("Provident Bancorp" or the "Company") is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the "Bank"). At September 30, 2006, Provident Bancorp had consolidated assets of $2.8 billion, deposits of $1.7 billion and stockholders' equity of $405.3 million. As of September 30, 2006, Provident Bancorp had 42,699,046 shares of common stock outstanding.

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

      The Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc. ("ENB"), headquartered in Ellenville, New York. Shareholders of ENB as of the close of business on January 14, 2004 received total merger consideration of approximately $76.5 million, consisting of 3,969,671 shares of common stock of the Company and approximately $36.8 million in cash. ENB had total assets of $349.7 million, total loans of $213.5 million and total deposits of $326.8 million. ENB had five offices in Orange County, two offices in Ulster County and two offices in Sullivan County, all in New York State.

      Financial statements as of September 30, 2006 reflect the effect of the exchange of shares in the second-step conversion, the stock offering, the acquisitions of ENB and WSB and the issuance of shares and contribution of cash to the charitable foundation. Goodwill recorded in the ENB and WSB acquisitions ($52.3 million and $91.7 million, respectively) is not amortized to expense, but instead is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. Core deposit and other amortizable intangible assets resulting from all acquisitions of $13.3 million at September 30, 2006 is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated for impairment.

Provident Bank

      Provident Bank, an independent, full-service community bank founded in 1888, is the banking subsidiary of Provident New York Bancorp, headquartered in Montebello, New York. With $2.8 billion in assets and 537 full time equivalent employees, we operate 33 branches that serve the Hudson Valley region, including 32 branches located in Rockland, Orange, Sullivan, Ulster and Putnam Counties in New York, and one branch in Bergen County, New Jersey that operates under the name Towncenter Bank, a division of Provident Bank, New York. We also offer deposit services to municipalities located in the State of New York through Provident Bank's wholly-owned subsidiary, Provident Municipal Bank. Provident Bank offers a complete line of commercial, community business and retail banking products and services.

      We have increased our number of branch offices from 11 branch offices at September 30, 1998 to 33 branch offices at September 30, 2006. Subsequent to our mutual holding company reorganization and initial stock offering, we have broadened our market reach through de novo branching, our acquisitions of The National Bank of Florida ("NBF") in April

2002 and the ENB and WSB acquisitions discussed above.

      Provident Bank's website (www.providentbanking.com) contains a direct link to the Company's filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership report on Forms 3,4 and 5 filed by the Company's directors and executive officers. Copies may also be obtained, without charge, by written request to Provident New York Bancorp Investor Relations, Attention: Miranda Grimm, 400 Rella Boulevard, Montebello, New York 10901.

Provident Municipal Bank

      Provident Municipal Bank, a wholly-owned subsidiary of Provident Bank, is a New York State-chartered commercial bank that is engaged in the business of accepting deposits from municipalities in our market area. New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings banks, including federally chartered savings associations, such as Provident Bank.

Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements. For this purpose, any statements contained herein (including documents incorporated herein by reference) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Provident Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, Provident Bancorp's continued ability to originate quality loans, fluctuations in interest rates, real estate conditions in Provident Bancorp's lending areas, general and local economic conditions, Provident Bancorp's continued ability to attract and retain deposits, Provident Bancorp's ability to control costs, effect of new accounting pronouncements and changing regulatory requirements, and the effect on Provident Bancorp's operation from the assimilation of recent acquisitions. Provident Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Market Area

      Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money centers and large regional banks in our market area. At September 30, 2006, our 33 full-service banking offices consisted of 12 offices in Rockland County, New York, 15 offices in Orange County, New York, and five offices in contiguous Ulster, Putnam, and Sullivan Counties, New York. There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. According to data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2006, Provident Bank holds the #2 market share of deposits in Rockland County and #1 share of deposits in Orange County, and overall has the #1 share of deposits in the combined markets of Rockland and Orange Counties, New York.

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

      Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as offices buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $8.0 million. Loans secured by commercial real estate totaled $529.6 million, or 35.9% of our total loan portfolio at September 30, 2006, and consisted of 1,037 loans outstanding with an average loan balance of approximately $510,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

      In the underwriting of commercial real estate loans, we generally lend up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally targeting a ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

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

      Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2006, we had 2,007 commercial business loans outstanding with an aggregate balance of $160.8 million, or 10.9% of the total loan portfolio. As of September 30, 2006, the average commercial business loan balance was approximately $80,000 although there are a large number of loans with balances substantially greater than this average.

      Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant's financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness. Checking with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $400,000, we use a credit scoring system that enables us to process the loan requests quickly and efficiently. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any.

      One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million. This portfolio totaled $463 million, or 31.4% of our total loan portfolio at September 30, 2006.

      We currently offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans, although we retained in our portfolio all such loans originated in fiscal 2006, totaling $88.1 million. In our market area, due to our proximity to New York City, such larger residential loans are not uncommon.

      We also originate loans at higher rates that do not meet the credit standards of Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The amount of such loans originated for fiscal 2006 was $2.1 million, all of which were retained in our loan portfolio.

      We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower's savings or checking account. As of September 30, 2006, bi-weekly loans totaled $177.2 million, or 38.3% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2006, loans serviced for others, including loan participations, totaled $131.3 million.

      We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2006, our ARM portfolio included $2.7 million in loans that re-price every six months, $44.3 million in loans that re-price once a year and $8.2 million in loans that re-price periodically after an initial fixed-rate period of one year or more.

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

      Construction Loans, Land Acquisition and Development Loans. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $96.7 million, or 6.6% of our total loan portfolio at September 30, 2006. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus an interest reserve, if one is required. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

      Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2006, consumer loans totaled $223.5 million, or 15.2% of the total loan portfolio.

      At September 30, 2006, the largest group of consumer loans consisted of $205.8 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2006, homeowner loans totaled $56.0 million or 3.8% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $149.9 million, or 10.2% of our total loan portfolio at September 30, 2006, with $141.2 million remaining undisbursed.

      Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2006, these loans totaled $17.6 million, or 1.2% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which includes most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

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

      Student Loans. We also originate student loans in connection with a third party who has contracted to repurchase the loans upon completion of the annual advances. Such loans are classified as held for sale. At September 30, 2006 we had $7.5 million in outstanding loans which were expected to be sold to the third party upon completion of the annual advances.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

                                                                              September 30,
                                  --------------------------------------------------------------------------------------------------
                                           2006                2005               2004                2003               2002
                                  -------------------  -------------------  -----------------  -----------------  -----------------
                                    Amount    Percent    Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                  ----------  -------  ----------  -------  --------  -------  --------  -------  --------  -------
                                                                          (Dollars in thousands)

One- to four-family
   residential mortgage loans     $  462,996    31.4%  $  456,794    33.5%  $380,749    38.2%  $380,776    53.3%  $366,111    54.6%
                                  ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----

Commercial real estate loans         529,607    35.9      497,936    36.6    327,414    32.8    188,360    26.4    163,329    24.3
Commercial business loans            160,823    10.9      148,825    10.9    105,196    10.5     54,174     7.6     41,320     6.2
Construction loans                    96,656     6.6       66,710     4.9     54,294     5.4     10,323     1.4     17,020     2.5
                                  ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
          Total commercial loans     787,086    53.4      713,471    52.4    486,904    48.7    252,857    35.4    221,669    33.0
                                  ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----

Home equity lines of credit          149,862    10.2      134,997     9.9     80,013     8.1     50,197     7.0     39,727     5.9
Homeowner loans                       55,968     3.8       40,221     3.0     26,921     2.7     25,225     3.6     36,880     5.5
Other consumer loans                  17,646     1.2       16,590     1.2     23,047     2.3      5,198     0.7      6,812     1.0
                                  ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
          Total consumer loans       223,476    15.2      191,808    14.1    129,981    13.1     80,620    11.3     83,419    12.4
                                  ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----

Total loans                        1,473,558   100.0%   1,362,073   100.0%   997,634   100.0%   714,253   100.0%   671,199   100.0%
                                               =====                =====              =====              =====              =====

Allowance for loan losses            (20,373)             (21,047)           (16,648)           (10,698)           (10,187)
                                  ----------            ---------           --------           --------           --------

Total loans, net                  $1,453,185            $1,341,06           $980,986           $703,555           $661,012
                                  ==========            =========           ========           ========           ========


      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                           Residential       Commercial        Commercial
                             Mortgage        Real Estate        Business      Construction (1)      Consumer            Total
                        ----------------- ----------------- ----------------- ----------------- ----------------  ------------------
                                 Weighted          Weighted          Weighted          Weighted         Weighted            Weighted
                                  Average           Average           Average           Average          Average             Average
                         Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate     Amount    Rate
                        --------   ----   --------   ----   --------   ----   --------   ----   --------   ----   ----------  ----
                          (Dollars in thousands)

Due During the Years
Ending September 30,
----------------------
2007                    $ 27,414   6.30%  $ 82,624   7.54%  $104,939   8.68%  $ 72,787   8.81%  $158,191   7.94%  $  445,955  8.08%
2008 to 2011              52,621   5.85    150,466   6.97     45,895   7.27     22,060   8.44     22,669   7.91      293,711  7.00
2011 and beyond          382,961   6.01    296,517   6.90      9,989   7.61      1,809   7.20     42,616   6.72      733,892  6.38
                        --------          --------          --------          --------          --------          ---------

                 Total  $462,996   6.01%  $529,607   7.00%  $160,823   8.21%  $ 96,656   8.69%  $223,476   7.71%  $1,473,558  7.04%
                        ========          ========          ========          ========          ========          ==========

----------

(1) Includes land acquisition loans.

The  following  table  sets  forth  the  scheduled   repayments  of  fixed-  and
adjustable-rate loans at September 30, 2006 that are contractually due after September 30, 2007.

                                           Fixed      Adjustable      Total
                                         ----------   ----------   ----------
                                                    (In thousands)

 Residential mortgage loans              $  386,819   $   48,763   $  435,582
                                         ----------   ----------   ----------

Commercial real estate loans                284,374      162,609      446,983
Commercial business loans                    45,135       10,749       55,884
Construction loans                            1,545       22,324       23,869
                                         ----------   ----------   ----------
                Total commercial loans      331,054      195,682      526,736
                                         ----------   ----------   ----------

Consumer loans                               65,285           --       65,285
                                         ----------   ----------   ----------

                Total loans              $  783,158   $  244,445   $1,027,603
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

      Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank.

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

      We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers and $12 million for the third group. Sublimits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank.

      In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, appraisals may not be required for loans under $250,000 or in other limited circumstances. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $100,000, such as home equity lines of credit and homeowner loans and in connection with certain residential mortgage refinances. The Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal limit of the Bank.

      Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $2.9 million at September 30, 2006.

      To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $877,000 are included in other assets at September 30, 2006. See also Notes 3 and 6 of the "Notes to Consolidated Financial Statements".

      Loans to One Borrower. At September 30, 2006, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $24.2 million, $19.6 million, $15.5 million, $13.8 million and $13.5 million. See "Regulation - Federal Banking Regulation - Loans to One Borrower" for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

      Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. A computer-generated late notice is sent by the 16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures vary depending upon individual circumstances.

      Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2006, we had non-accrual loans of $3.4 million and $1.6 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2005 we had non-accrual loans of $212,000 and $1.4 million of loans 90 days past due and still accruing interest. For the years ended September 30, 2004 and prior there were no loans 90 days past due and still accruing.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold.

      When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2006 we had one REO property with a recorded balance of $87,000.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                      Loans Delinquent For
                               ---------------------------------
                                  60-89 Days    90 Days and Over        Total
                               Number   Amount   Number   Amount   Number   Amount
                               ------   ------   ------   ------   ------   ------
                                              (Dollars in thousands)
At September 30, 2006
---------------------
      One- to four- family          6   $  580       10   $1,102       16   $1,682
      Commercial real estate       --       --        6    2,980        6    2,980
      Commercial business          --       --       12      489       12      489
      Consumer                     18      120       42      453       60      573
                               ------   ------   ------   ------   ------   ------
            Total                  24   $  700       70   $5,024       94   $5,724
                               ======   ======   ======   ======   ======   ======
At September 30, 2005
---------------------
      One- to four- family          6   $  638        6   $1,070       12   $1,708
      Commercial real estate       --       --        3       92        3       92
      Commercial business          11      264        3      120       14      384
      Consumer                     28      150       22      359       50      509
                               ------   ------   ------   ------   ------   ------
            Total                  45   $1,052       34   $1,641       79   $2,693
                               ======   ======   ======   ======   ======   ======
At September 30, 2004
---------------------
      One- to four- family          6   $  762       11   $1,597       17   $2,359
      Commercial real estate        1      377        4      488        5      865
      Commercial business           7      158        7      474       14      632
      Consumer                     25      107       19      178       44      285
                               ------   ------   ------   ------   ------   ------
            Total                  39   $1,404       41   $2,737       80   $4,141
                               ======   ======   ======   ======   ======   ======
At September 30, 2003
---------------------
      One- to four- family          6   $  626        6   $  951       12   $1,577
      Commercial real estate        1       36        8    3,632        9    3,668
      Commercial business           1       36        0        0        1       36
      Consumer                      7       63        3      114       10      177
                               ------   ------   ------   ------   ------   ------
            Total                  15   $  761       17   $4,697       32   $5,458
                               ======   ======   ======   ======   ======   ======
At September 30, 2002
---------------------
      One- to four- family          6   $  577       22   $2,291       28   $2,868
      Commercial real estate       --       --        3    2,492        3    2,492
      Consumer                      7       37       14      171       21      208
                               ------   ------   ------   ------   ------   ------
            Total                  13   $  614       39   $4,954       52   $5,568
                               ======   ======   ======   ======   ======   ======

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) .

                                                                                    September 30,
                                            -------------------------------------------------------------------------------------
                                                     2006                    2005               2004         2003         2002
                                            ---------------------    ---------------------    ---------    ---------    ---------
                                                                     (Dollars in thousands)

                                             90 days                  90 days
                                             past due                 past due
                                            and still      Non-      and still
                                             accruing    Accrual      accruing                   Non-Accrual Loans
                                            ---------   ---------    ---------   ------------------------------------------------
Non-performing loans:
    One- to four- family                    $     629   $     472    $   1,337   $      65    $   1,597    $     951    $   2,291
    Commercial real estate                        613       2,367           92          --          488        3,632        2,492
    Commercial business                            30         459           --         120          474           --           --
    Consumer                                      310         144           --          27          178          114          171
                                            ---------   ---------    ---------   ---------    ---------    ---------    ---------
        Total non-performing loans          $   1,582   $   3,442    $   1,429   $     212    $   2,737    $   4,697    $   4,954
                                            ---------   ---------    ---------   ---------    ---------    ---------    ---------

Real estate owned:
    One- to four- family                                       87                       92           --           --           41
                                                        ---------                ---------    ---------    ---------    ---------
        Total real estate owned                                87                       92           --           --           41
                                                        ---------                ---------    ---------    ---------    ---------

Total non-performing assets                             $   5,111                $   1,733    $   2,737    $   4,697    $   4,995
                                                        =========                =========    =========    =========    =========

Ratios:
-------
    Non-performing loans to total loans                      0.34%                    0.12%        0.27%        0.66%        0.74%
    Non-performing assets to total assets                    0.18%                    0.07%        0.15%        0.40%        0.49%


For the year ended September 30, 2006, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $372,000. Interest income actually recognized on such loans totaled $127,000.

      Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as "special mention". As of September 30, 2006, we had $5.8 million of assets designated as "special mention."

      When we classify assets as either "substandard" or "doubtful", we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify a problem asset as "loss," we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at September 30, 2006, classified assets consisted of substandard assets of $5.4 million and $95,000 of doubtful assets.

      Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentages are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing  upon  completion  of  all  improvements.  In the  event  we  make  an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

      Allowance for Loan Losses By Year. The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                   At or For Years Ended September 30,
                                                      ------------------------------------------------------------
                                                        2006         2005         2004         2003         2002
                                                      --------     --------     --------     --------     --------

Balance at beginning of year                          $ 21,047     $ 16,648     $ 10,698     $ 10,187     $  9,123
                                                      --------     --------     --------     --------     --------

Transfer to reserve for contingent loan commitments       (395)        (256)        (334)        (175)        (196)
Charge-offs:
     One- to four- family                                   --          (23)          (1)          --           --
     Commercial real estate                                 --           --           --           --          (31)
     Commercial business                                (1,509)        (750)        (284)        (212)        (130)
     Consumer                                             (327)        (380)        (199)        (140)        (163)
                                                      --------     --------     --------     --------     --------
         Total charge-offs                              (1,836)      (1,153)        (484)        (352)        (324)

Recoveries:
     One- to four- family                                   --           --           86           --           --
     Commercial business                                   236           69           32           40           40
     Consumer                                              121          109          100           98          107
                                                      --------     --------     --------     --------     --------
         Total recoveries                                  357          178          218          138          147

Net charge-offs                                         (1,479)        (975)        (266)        (214)        (177)
Allowance recorded in acquisitions                          --        4,880        5,750           --          537
Provision for loan losses                                1,200          750          800          900          900
                                                      --------     --------     --------     --------     --------

Balance at end of year                                $ 20,373     $ 21,047     $ 16,648     $ 10,698     $ 10,187
                                                      ========     ========     ========     ========     ========

Ratios:
Net charge-offs to average loans
     outstanding                                          0.11%        0.08%        0.03%        0.03%        0.03%
Allowance for loan losses to non-
     performing loans                                   405.51%    1,282.57%      608.26%      227.76%      205.63%
Allowance for loan losses to total loans                  1.38%        1.55%        1.67%        1.50%        1.52%


The tables below reflect the nature of the portfolios acquired and their impact on the combined portfolio composition and asset quality:


                        Residential  Equity Line of                Total                    Comm'l     Const &       Total
      ENB Acquisition     Mortgage      Credit      Consumer      Retail       C & I       Mortgage      land        Comm'l
                          --------     --------     --------     --------     --------     --------    --------     --------
Provident Bank before
1/14/04 acquisition             52%           7%           4%          63%           7%          28%          2%          37%
ENB                              6%           5%          19%          30%          17%          53%          0%          70%
                          --------     --------     --------     --------     --------     --------    --------     --------
Provident Bank after
1/14/04 acquisition             41%           7%           8%          55%           9%          34%          1%          45%
                          ========     ========     ========     ========     ========     ========    ========     ========
Percentage point change     (10.75)%      (0.66)%     +3.61%        (7.80)%     +2.54%        +5.72       (0.46)%     +7.80%


                        Residential  Equity Line of                Total                    Comm'l     Const &       Total
      WSB Acquisition     Mortgage      Credit      Consumer      Retail       C & I       Mortgage      land        Comm'l
                          --------     --------     --------     --------     --------     --------    --------     --------
Provident Bank before
10/1/04 acquisition             38%           8%           5%          51%          11%          33%          5%          49%
WSB                             23%          10%           0%          34%          10%          57%          0%          66%
                          --------     --------     --------     --------     --------     --------    --------     --------
Provident Bank after
10/1/04 acquisition             35%           8%           4%          47%          10%          38%          4%          53%
                          ========     ========     ========     ========     ========     ========    ========     ========
Percentage point change      (3.38)%     +0.46%        (1.02)%      (3.94)%      (0.16)%     +5.32%       (1.22)%     +3.94%


                                 ENB Acquisition
                                 ---------------

                                       Retail        Com'l
                                       ------        -----
                                      Critized     Critized   Total Critized
                                      --------     --------   --------------
Provident Bank pre-acquisition          0.23%        0.70%        0.93%
ENB                                     0.55%        1.52%        2.07%
                                        ----         ----         ----
Provident Bank post-acquisition         0.30%        0.90%        1.20%
                                        ====         ====         ====
Percentage point change                 0.08%        0.19%        0.27%


                                 WSB Acquisition
                                 ---------------
                                       Retail        Com'l
                                       ------        -----
                                      Critized     Critized   Total Critized
                                      --------     --------   --------------
Provident Bank pre-acquisition          0.28%        0.65%        0.93%
WSB                                     0.07%        0.10%        0.17%
                                        ----         ----         ----
Provident Bank post-acquisition         0.27%        0.59%        0.85%
                                        ====         ====         ====
Percentage point change                (0.01)%      (0.07)%      (0.08)%

The E.N.B. Holding Company, Inc. (""ENB") acquisition increased the proportion of commercial loan assets due to the greater concentration in commercial mortgage and commercial & industrial loans compared to the Provident Bank portfolio. In addition, the proportion of criticized loans in both the retail and commercial portfolios in the acquired portfolio was higher than in the Provident portfolio. As a result of the greater proportion of commercial loans and a higher proportion of criticized loans, asset quality was modestly reduced.

The acquisition of Warwick Community Bancorp, Inc. ("WSB") increased the proportion of commercial loan assets due to a higher concentration of commercial mortgage loans in the WSB portfolio compared to the Provident portfolio. The acquired portfolio had a lower proportion of criticized loans in the retail and commercial portfolios than the Provident portfolio, which provided an improvement in that measure of asset quality. This resulted in an overall neutral effect on asset quality, as the increase in commercial loan assets was offset by a reduction in the proportion of criticized loans.

Following is the chart of the allocation of the allowance for loan losses for the acquired portfolios:

                 Impact of ENB Acquisition on Allowance Account
                 ----------------------------------------------

                   Retail    Retail   Commercial  Commercial   Total     Total
                    $000's      %       $ 000's       %        $000's      %
Provident before   $ 4,525        40%   $ 6,724         60%   $11,249       100%
ENB                    690        12%     5,060         88%     5,750       100%
                   -------   -------    -------    -------    -------   -------
Provident after    $ 5,215        31%   $11,784         69%   $16,999       100%
                   =======              =======               =======   -------


                 Impact of WSB Acquisition on Allowance Account
                 ----------------------------------------------

                   Retail    Retail   Commercial  Commercial   Total     Total
                    $000's      %       $ 000's       %        $000's      %
Provident before   $ 6,290        36%   $11,062         64%   $17,352       100%
WSB                    373         8%     4,507         92%     4,880       100%
                   -------              -------               -------
Provident after    $ 6,663        30%   $15,569         70%   $22,232       100%
                   =======              =======               =======

As a result of the ENB acquisition, $5.8 million in loan loss reserve was recorded and $4.9 million was recorded with respect to the WSB acquisition. These represent the amounts, which in the opinion of management, were necessary to absorb the losses inherent in the acquired portfolios in accordance with the same standards as then applied to the Provident loan portfolio.

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

                                                                       September 30,
                        ------------------------------------------------------------------------------------------------------------
                                      2006                                 2005                                 2004
                        ----------------------------------  -----------------------------------  -----------------------------------
                                               Percent of               Percent of                                       Percent of
                        Loans in                Loans in                 Loans in                                         Loans in
                        Allowance     Loan        Each      Allowance      Loan        Each      Allowance      Loan        Each
                        for Loan  Balances by  Category to   for Loan  Balances by  Category to  for Loan   Balances by  Category to
                          Losses    Category   Total Loans    Losses     Category   Total Loans    Losses     Category   Total Loans
                        ---------  ----------  -----------  ----------  ----------  -----------  ----------  ----------  -----------
                                                                  (Dollars in thousands)

One- to four- family    $     765     462,996        31.4%  $      503  $  456,794        33.5%  $    1,523  $  380,749        38.2%
Commercial real estate      9,382     529,607        35.9       10,662     497,936        36.6        7,141     327,414        32.8
Commercial business         5,461     160,823        10.9        5,851     148,825        10.9        4,385     105,196        10.5
Construction                2,862      96,656         6.6        2,343      66,710         4.9        2,005      54,294         5.4
Consumer                    1,903     223,476        15.2        1,688     191,808        14.1        1,594     129,981        13.1
                        ---------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------

               Total    $  20,373   1,473,558       100.0%  $   21,047  $1,362,073       100.0%  $   16,648  $  997,634       100.0%
                        =========  ==========  ==========   ==========  ==========  ==========   ==========  ==========  ==========

                                                    September 30,
                        -----------------------------------------------------------------------
                                      2003                                 2002
                        ----------------------------------  -----------------------------------
                                               Percent of               Percent of
                        Loans in                Loans in                 Loans in
                        Allowance     Loan        Each      Allowance      Loan        Each
                        for Loan  Balances by  Category to   for Loan  Balances by  Category to
                          Losses    Category   Total Loans    Losses     Category   Total Loans
                        ---------  ----------  -----------  ----------  ----------  -----------
                                               (Dollars in thousands)
One- to four- family    $   1,462  $  380,776        53.3%  $    3,252  $  366,111        54.6%
Commercial real estate      5,808     188,360        26.4        4,194     163,329        24.3
Commercial business         2,332      54,174         7.6          908      41,320         6.2
Construction                  406      10,323         1.4          855      17,020         2.5
Consumer                      690      80,620        11.3          978      83,419        12.4
                        ---------  ----------  ----------   ----------  ----------  ----------

                Total   $  10,698  $  714,253       100.0%  $   10,187  $  671,199       100.0%
                        =========  ==========  ==========   ==========  ==========  ==========

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

      Statement of Financial Accounting Standard (SFAS) No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

      In November 2003, the Emerging Issues Task Force ("EITF") issued issue summary 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provisions of this standard, as currently written, will have a material impact on the results of future operations.

      Government and Agency Securities. At September 30, 2006, we held government securities available for sale with a fair value of $286.2 million, consisting primarily of U.S. Treasury and Agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

      Corporate and Municipal Bonds. At September 30, 2006, we held no corporate debt securities. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or Agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated "A" or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2006, we held $136.9 million in bonds issued by states and political subdivisions, $40.9 million of which were classified as held to maturity at amortized cost and $96.0 million of which were classified as available for sale at fair value.

      Equity Securities. At September 30, 2006, our equity securities available for sale had a fair value of $879,000 and consisted of stock issued by Freddie Mac and Fannie Mae, and certain other equity investments. We also held $33.5 million (at cost) of Federal Home Loan Bank of New York ("FHLBNY") common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2006 amounted to $1.3 million.

      Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and (iii) increase liquidity, (iv) maintain our status as a thrift for charter purposes and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, Fannie Mae and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government. At September 30, 2006, our mortgage-backed securities portfolio totaled $588.6 million, consisting of $568.7 million available for sale at fair value and $19.9 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $38.9 million, consisting of $37.4 million available for sale at fair value and $1.5 million held to maturity at amortized cost. The remaining mortgage-backed securities of $549.7 million were pass-through securities, consisting of $531.3 million available for sale at fair value and $18.4 million held to maturity at amortized cost.

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

                                                                        September 30,
                                         ---------------------------------------------------------------------------
                                                  2006                       2005                     2004
                                         -----------------------   -----------------------   -----------------------
                                         Amortized                 Amortized                 Amortized
                                            Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (In thousands)

Investment Securities:
   U.S. Government securities            $   17,012   $   16,718   $   19,006   $   18,608   $    4,992   $    5,042
   Federal agency obligations               272,494      269,462      243,763      239,017      187,796      187,260
   Corporate debt securities                     --           --           --           --
   State and municipal securities            95,405       95,970       50,176       49,691       20,482       20,559
   Equity securities                            947          879          947          858        1,005        1,214
                                         ----------   ----------   ----------   ----------   ----------   ----------

   Total investment securities
      available for sale                    385,858      383,029      313,892      308,174      214,275      214,075
                                         ----------   ----------   ----------   ----------   ----------   ----------

Mortgage-Backed Securities:
   Pass-through securities:
    Fannie Mae                              404,168      396,484      422,867      416,611      238,112      237,474
    Freddie Mac                             132,921      131,119       71,733       70,231       66,466       66,807
    Ginnie Mae                                3,798        3,701        5,450        5,374        1,626        1,630
      Other                                      --           --           --           --        4,322        4,695
   CMOs and REMICs                           37,668       37,396       22,759       22,562        9,711        9,616
                                         ----------   ----------   ----------   ----------   ----------   ----------

   Total mortgage-backed securities
       available for sale                   578,555      568,700      522,809      514,778      320,237      320,222
                                         ----------   ----------   ----------   ----------   ----------   ----------

   Total securities available for sale   $  964,413   $  951,729   $  836,701   $  822,952   $  534,512   $  534,297
                                         ==========   ==========   ==========   ==========   ==========   ==========

      At September 30, 2006, our available for sale U. S. Treasury securities portfolio, at fair value, totaled $16.7 million, or 0.6% of total assets, and the federal agency securities portfolio, at fair value, totaled $269.5 million, or 9.5% of total assets. Of the combined U.S. government and agency portfolio, based on amortized cost, $180.4 million had maturities of one year or less and a weighted average yield of 3.07%, and $109.1 million had maturities of between one and five years and a weighted average yield of 4.05%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures may be callable on a quarterly or one time basis depending on the security's individual terms following an initial holding period of from 12 to 24 months.

      State and municipal securities portfolio, available for sale, based on amortized cost, had $3.0 million in securities with a final maturity of one year or less and a weighted average yield of 2.73%; $5.6 million maturing in one to five years with a weighted average yield of 3.3%; $10.9 million maturing in five to ten years with a weighted average yield of 3.86% and $75.9 million maturing in greater than ten years with a weighted average yield of 4.09%. Equity securities available for sale at September 30, 2006 had a fair value of $879,000.

      At September 30, 2006, $531.3 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 18.7% of total assets. The total amortized cost of these pass-through securities was $540.9 million and consisted of $404.2 million, $132.9 million and $3.8 million of Fannie Mae, Freddie Mac and Ginnie Mae MBS, respectively, with respective weighted averages yields of 4.62%, 4.90% and 5.75%. At the same date, the fair value of our available for sale CMO portfolio totaled $37.4 million, or 1.3% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and private party issuers. The amortized cost of this CMO had a weighted average yield of 4.66%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2006 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

      Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                     September 30,
                                      ---------------------------------------------------------------------------
                                                2006                     2005                      2004
                                      -----------------------   -----------------------   -----------------------
                                      Amortized                 Amortized                 Amortized
                                         Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (In thousands)

Investment Securities:
     State and municipal securities   $   40,892   $   40,927   $   43,931   $   44,092   $   29,894   $   30,523
     Other                                   156          160          307          310          309          265
                                      ----------   ----------   ----------   ----------   ----------   ----------
     Total investment securities
        held to maturity                  41,048       41,087       44,238       44,402       30,203       30,788
                                      ----------   ----------   ----------   ----------   ----------   ----------

Mortgage-Backed Securities:
     Pass-through securities:
        Fannie Mae                         9,102        8,982       11,504       11,497       17,157       17,413
        Freddie Mac                        9,138        9,058       12,838       12,825       18,245       18,464
        Ginnie Mae                           232          238          416          434          685          722
     CMOs and REMICs                       1,467        1,511        1,953        1,993        2,788        2,843
                                      ----------   ----------   ----------   ----------   ----------   ----------

     Total mortgage-backed
        securities held to maturity       19,939       19,789       26,711       26,749       38,875       39,442
                                      ----------   ----------   ----------   ----------   ----------   ----------

     Total securities held to
        maturity                      $   60,987   $   60,876   $   70,949   $   71,151   $   69,078   $   70,230
                                      ==========   ==========   ==========   ==========   ==========   ==========

      At September 30, 2006, our held to maturity mortgage-backed securities portfolio totaled $19.9 million at amortized cost, consisting of: $363,000 with a weighted average yield of 4.45% and contractual maturities of one year or less and $1.0 million with a weighted average yield of 6.09% and contractual maturities within five years and $4.9 million with a weighted average yield of 6.08% and contractual maturities of greater than five years, but no more than ten and $13.7 million with a weighted average yield of 4.76% with contractual maturities of greater than ten years; CMOs of $1.5 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

      State and municipal securities consisted of $22.5 million, with a final maturity of one year or less and a weighted average yield of 3.69%; and $7.8 million, maturing in one to five years, with a weighted average yield of 3.78%; $6.1 million maturing in five to ten years, with a weighted average yield of 4.05% and $4.5; million, maturing in greater than ten years, with a weighted average yield of 4.21%.

      Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2006. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.


                                              More than One Year More than Five Years
                            One Year or Less  through Five Years  through Ten Years  More than Ten Years      Total Securities
                            ----------------  ------------------  -----------------  ------------------- --------------------------
                                     Weighted           Weighted           Weighted           Weighted                     Weighted
                           Amortized  Average Amortized  Average Amortized  Average Amortized  Average Amortized            Average
                              Cost    Yield      Cost    Yield      Cost    Yield      Cost    Yield     Cost    Fair Value  Yield
                            --------  ------   --------  ------   --------  ------   --------  ------   -------- ----------  ------
                                                                   (Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
      Fannie Mae            $      1    5.58%  $ 18,149    3.82%  $ 15,123    4.10%  $370,895    4.69%  $404,168  $396,484    4.62%
      Freddie Mac                114    4.19      3,134    4.35     14,205    4.13    115,468    5.01    132,921   131,119    4.90
     Ginnie Mae                   --    3.39          6    6.26         37    5.39      3,755    5.76      3,798     3,701    5.75
          CMOs and REMICs         --      --         --      --        584    4.78     37,084    4.66     37,668    37,396    4.66
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
        Total                    115    4.23     21,289    3.90     29,949    4.13    527,202    4.76    578,555   568,700    4.70
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
Investment Securities
  U.S. Government and
   agency securities         180,360    3.07    109,050    4.05         --      --         96    6.00    289,506   286,180    3.44
  State and municipal
      securities               2,981    2.73      5,628    3.30     10,861    3.86     75,935    4.09     95,405    95,970    3.97
         Equity Securities        --      --         --      --        947    0.71         --      --        947       879    0.71
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
         Total               183,341    3.06    114,678    4.01     11,808    3.61     76,031    4.09    385,858   383,029    3.56
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
  Total debt securities
   available for sale       $183,456    3.07%  $135,967    3.99%  $ 41,757    3.98%  $603,233    4.68%  $964,413  $951,729    4.24%
                            ========  ======   ========  ======   ========  ======   ========  ======   ========  ========  ======

Held to Maturity:

Mortgage-Backed Securities
      Fannie Mae            $     --     --%   $    222    6.25%  $  3,727    5.82%  $  5,153    4.51%  $  9,102  $  8,982    5.09%
      Freddie Mac                363    4.45        779    6.04        906    6.71      7,090    4.84      9,138     9,058    5.12
      Ginnie Mae                  --      --         --      --        232    7.91         --      --        232       238    7.91
          CMOs and REMICs         --      --         --      --         --      --      1,467    5.23      1,467     1,511    5.23
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
         Total                   363    4.45      1,001    6.09      4,865    6.08     13,710    4.76     19,939    19,789    5.14
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------

Investment Securities
  State and municipal
         securities           22,492    3.69      7,788    3.78      6,148    4.05      4,464    4.21     40,892    40,927    3.82
          Other                  101    2.06         55    3.32         --      --         --      --        156       160    2.50
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
         Total                22,593    3.68      7,843    3.78      6,148    4.05      4,464    4.21     41,048    41,087    3.81
                            --------  ------   --------  ------   --------  ------   --------  ------   --------  --------  ------
          Total debt
          securities held
          to maturity       $ 22,956    3.69%  $  8,844    4.04%  $ 11,013    4.95%  $ 18,174    4.62%  $ 60,987  $ 60,876    4.25%
                            ========  ======   ========  ======   ========  ======   ========  ======   ========  ========  ======

Sources of Funds

      General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

      Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. In fiscal 2006 we introduced our `power money market account.' With this account, interest is earned at a higher rate, but requires substantial balances and a checking account relationship. We provide a variety of commercial checking accounts and other products for businesses. In addition, we provide low-cost checking account services for low-income customers.

      At September 30, 2006, our deposits totaled $1.7 billion. Interest-bearing deposits totaled $1.4 billion, and non-interest-bearing demand deposits totaled $366.8 million. NOW, savings and money market deposits totaled $771.0 million at September 30, 2006. Also at that date, we had a total of $591.8 million in certificates of deposit, of which $552.6 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

      Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. Our limited purpose commercial bank subsidiary, Provident Municipal Bank, accepts municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term.

      Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                   For the year ended September 30,
                            -----------------------------------------------------------------------------
                                     2006                       2005                       2004
                            -----------------------------------------------------------------------------

                              Amount       Percent       Amount       Percent       Amount       Percent
                            ----------   ----------    ----------   ----------    ----------   ----------
                                                        (Dollars in thousands)

Demand deposits:
   Retail                   $  163,582          9.5%   $  170,434          9.9%   $  122,276          9.9%
   Commercial                  203,265         11.8       214,647         12.4       142,819         11.5
                            ----------   ----------    ----------   ----------    ----------   ----------
   Total demand deposits       366,847         21.2       385,081         22.3       265,095         21.4
   Business NOW deposits        50,546          2.9        60,214          3.5        44,176          3.6
    Personal NOW deposits      103,186          6.0       105,730          6.1        63,528          5.1
Savings deposits               378,337         21.9       481,674         27.9       360,138         29.0
Money market deposits          238,977         13.8       222,091         12.9       173,272         14.0
                            ----------   ----------    ----------   ----------    ----------   ----------
   Subtotal                  1,137,893         65.8     1,254,790         72.7       906,209         73.1

Certificates of deposit        591,766         34.2       471,611         27.3       333,323         26.9
                            ----------   ----------    ----------   ----------    ----------   ----------

   Total deposits           $1,729,659        100.0%   $1,726,401        100.0%   $1,239,532        100.0%
                            ==========   ==========    ==========   ==========    ==========   ==========

The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

                                                                           September 30,
                                  -------------------------------------------------------------------------------------------------
                                                2006                             2005                             2004
                                  -------------------------------- -------------------------------- -------------------------------
                                   Average            Average Rate  Average            Average Rate  Average            Average Rate
                                   Balance   Interest     Paid      Balance   Interest    Paid       Balance   Interest    Paid
                                  ---------  --------   -------    ---------  --------   -------    ---------  --------   -------

Non interest bearing deposits    $  356,869   $    --        --   $  349,507   $    --        --   $  229,530   $    --        --

NOW depostis                        154,708       511      0.33%     153,058       509      0.33%      88,677       189      0.21%
Savings deposits                    445,419     2,258      0.51%     545,829     3,070      0.56%     356,998     1,570      0.44%
Money market deposits               230,933     4,178      1.81%     228,197     2,646      1.16%     150,866       859      0.57%
Certificates deposits               538,045    19,855      3.69%     434,644     9,851      2.27%     311,197     5,283      1.70%
                                 ----------   -------   -------   ----------   -------   -------   ----------   -------   -------
Total interest bearing deposits   1,369,105   $26,802      1.96%   1,361,727   $16,076      1.18%     907,738   $ 7,901      0.87%
                                 ----------                       ----------                       ----------
            Total deposits       $1,725,974                       $1,711,235                       $1,137,268
                                 ==========                       ==========                       ==========

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

                                               At September 30, 2006
                  -----------------------------------------------------------------------------------
                                                 Period to Maturity
                  -----------------------------------------------------------------------------------
                   Less than     One to Two      Two to       More than                   Percent of       Total at September 30,
                                                                                                         -------------------------
                    One Year       Years      Three Years    Three Years       Total         Total          2005           2004
                  -----------   -----------   ------------   ------------   -----------   -----------    -------------------------
                                                               (Dollars in thousands)

Interest Rate
    Range:

2.00% and below   $     2,013   $        30   $         --   $         --   $     2,043          0.35%   $    42,305   $   249,625
2.01% to 3.00%         20,778         3,111          1,173            105        25,167          4.25%       185,300        42,691
3.01% to 4.00%        122,524         9,746          3,296          4,346       139,912         23.64%       230,032        21,839
4.01% to 5.00%        302,025         3,208          8,174            548       313,955         53.05%        13,409        16,231
5.01% to 6.00%        105,258         5,258            173             --       110,689         18.70%           488         2,320
6.01% and above            --            --             --             --            --            --             77           617
                  -----------   -----------   ------------   ------------   -----------   -----------    -----------   -----------

Total             $   552,598   $    21,353   $     12,816   $      4,999   $   591,766           100%   $   471,611   $   333,323
                  ===========   ===========   ============   ============   ===========   ===========    ===========   ===========

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2006.

                                                                                  Maturity
                                                  ------------------------------------------------------------------------
                                                   3 months or    Over 3 to 6   Over 6 to 12     Over 12
                                                      Less          Months         Months         Months         Total
                                                  ------------   ------------   ------------   ------------   ------------

Certificates of deposit less than $100,000        $    139,260   $     90,997   $    126,297   $     32,529   $    389,083
Certificates of deposit of $100,000 or more (1)        118,944         42,628         34,473          6,638        202,683
                                                  ------------   ------------   ------------   ------------   ------------
     Total of certificates of deposit             $    258,204   $    133,625   $    160,770   $     39,167   $    591,766
                                                  ============   ============   ============   ============   ============

------------------------
      (1) The weighted interest rates for these accounts, by maturity period, are 4.82% for 3 months or less; 4.97% for 3 to 6 months; 4.49% for 6 to 12 months; and 3.99% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.77%.

      Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances, repurchase agreements and overnight borrowings. At September 30, 2006, we had access to additional Federal Home Loan Bank advances of up to an additional $406.1 million on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

                                                At or For the Years Ended September 30,
                                                --------------------------------------
                                                   2006          2005          2004
                                                ----------    ----------    ----------
                                                        (Dollars in thousands)

Balance at end of year                          $  538,437    $  187,600    $   70,000
Average balance during year                        373,471       124,004        42,356
Maximum outstanding at any month end               538,437       187,600        70,246
Weighted average interest rate at end of year         5.46%         3.99%         2.04%
Average interest rate during year                     4.96%         3.61%         1.35%


Activities of Subsidiaries and Affiliated Entities

      Provident Municipal Bank is a wholly-owned subsidiary of Provident Bank. Provident Municipal Bank is a New York State-chartered commercial bank whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. New York State law requires municipalities located in the state of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings banks, including federally chartered savings associations, such as Provident Bank. At September 30, 2006 Provident Municipal Bank had $147.6 million in deposits from municipal entities in the communities served by Provident Bank.

      Provest Services Corp. I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank's customers. Through September 30, 2006, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. holds both residential and commercial real estate loans. WSB Funding was acquired in the Warwick acquisition and operates in the same manner as Provident REIT.

      Hardenburgh Abstract Company of Orange County Inc. ("Hardenburgh") is a title insurance agency that we acquired in connection with the acquisition of WSB. Hardenburgh had gross revenue from title insurance policies and abstracts of $1.7 million and net income of $493,000 in 2006.

      The Company acquired Hudson Valley Investment Advisors, LLC ("HVIA") on June 1, 2006. HVIA is an investment advisory firm that generates investment management fees. HVIA generated $594,000 in fee income in 2006 for the Company and net income of $57,000 in 2006.

Competition

      We face significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

      As of September 30, 2006, we had 507 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

      As a federally chartered savings association, Provident Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Provident Municipal Bank is regulated by the New York State Department of Banking and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating, known as an institution's "CAMELS". Under federal law, an institution may not disclose its CAMELS rating to the public. Provident Bank also is a member of, and owns stock in, the Federal Home Loan Bank of New York, which is one of the 12 regional banks in the Federal Home Loan Bank System. Provident Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, which governs reserves maintained against deposits and other matters. The Office of Thrift Supervision examines Provident Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Provident Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank's loan documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the New York State Department of Banking or Congress, could have a material adverse impact on Provident New York Bancorp, Provident Bank, Provident Municipal Bank and their respective operations.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Provident Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. Provident Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Provident Bank directly, including real estate investment, and securities and insurance brokerage.

      Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

      The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      At September 30, 2006, Provident Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2006, Provident Bank was in compliance with the loans-to-one-borrower limitations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At September 30, 2006, Provident Bank maintained approximately 82% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

      As of October 1, 2006, the maximum amount of dividends that could be declared by Provident Bank for fiscal 2007, without regulatory approval, was $22.9 million plus net income for fiscal 2007.

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

      Provident Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent, than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and
(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Provident Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Provident Bank's Board of Directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal banks and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

      Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At September 30, 2006, Provident Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Provident Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Provident Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

      On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the "Deposit Insurance Fund." As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in the years 2017 through 2019. For the quarter ended September 30, 2006, the annualized FICO assessment was equal to
1.24 basis points for each $100 in domestic deposits maintained at an institution.

      Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates, or not obtain services of a competitor of the institution.

      Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1 % of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2006, Provident Bank was in compliance with this requirement.

Federal Reserve System


      Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2006, Provident Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. As of September 30, 2006 the required balance for Provident Bank was $6.3 million and was satisfied by the cash on hand in the Bank's branches.


Other Regulations

      Interest and other charges collected or contracted for by Provident Bank are subject to state usury laws and federal laws concerning interest rates. Provident Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Provident Bank also are subject to the:

o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

o Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

o Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act"), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

o The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

The USA PATRIOT Act

      The USA PATRIOT Act of 2001 gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Act is the International Money
Laundering  Abatement and  Anti-

Terrorist Financing Act of 2001, which includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The provisions of the USA PATRIOT Act affecting banking organizations are generally set forth as amendments to the Bank Secrecy Act. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, such as Provident Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and restrictions relating to private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States.) Federal law also requires all U.S. persons to comply with economic restrictions and trade sanctions administered and enforced by the Office of Foreign Assets Control ("OFAC"). OFAC rules apply to all financial institutions through which funds might travel. We have established policies, procedures and systems designed to comply with the USA PATRIOT Act and implemented regulations, as well as with OFAC.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as Provident Bancorp. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company's securities by the Chief Executive Officer in the 12-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities law.

      The Company's Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. The Company has existing policies, procedures and systems designed to comply with the Sarbanes-Oxley Act.

ITEM 1A.   Risk Factors
-----------------------

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

      At September 30, 2006, our portfolio of commercial real estate loans totaled $529.6 million, or 35.9% of total loans, our commercial business loan portfolio totaled $160.8 million, or 10.9% of total loans, and our portfolio of construction loans totaled $96.7 million, or 6.6% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill Could Reduce Our Earnings.

      We are required by accounting principles generally accepted in the United States of America to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2006, if our goodwill were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders' equity would be approximately $3.74 per share.

We May Have Difficulty Managing Our Growth, Which May Divert Resources and Limit Our Ability to Successfully Expand Our Operations.

      We have experienced substantial growth from acquisitions, from $757.9 million of total assets and $595.1 million of total deposits at December 31, 1998 to $2.8 billion of total assets and $1.7 billion of total deposits at September 30, 2006.

      Since 1998, we have expanded our branch network by both acquiring financial institutions and establishing de novo branches. At September 30, 1998, we had 11 branch offices, compared to 33 branches at September 30, 2006.

      We have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish an infrastructure to support future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner, and we may discover deficiencies in our existing systems and controls. Thus, we cannot be certain that our growth strategy will not place a strain on our administrative and operational infrastructure or require us to incur additional expenditures beyond current projects to support our future growth. Our future profitability will depend in part on our continued ability to grow. We cannot be certain that we will be able to sustain our historical growth rate or continue to grow at all, absent acquisitions.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

      Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the New York metropolitan area in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Rockland and Orange Counties, New York. We also have a branch presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

      Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin. The Bank's average cost of interest-bearing liabilities has increased, and, although the average asset yields increased this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by the increase of interest earning assets compared to interest bearing liabilities. Should the yield curve continue to remain "flat" or inverted, a continued decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from an increasing volume of assets.

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

      Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2006, our investment and mortgage-backed securities available for sale totaled $951.7 million. Unrealized losses on securities available for sale, net of tax, amounted to $7.5 million and are reported as a separate component of stockholders' equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

A Breach of Information Security Could Negatively Affect our Earnings.

      Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Various Factors May Make Takeover Attempts More Difficult to Achieve.

      Our Board of Directors has no current intention to sell control of Provident Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Provident Bancorp without the consent of our Board of Directors. One may want a take over attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

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

      Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of Provident Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations and the election of directors to staggered terms of three years. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

      Required  change in control  payments  and  issuance of stock  options and recognition and retention plan shares. We have entered into employment agreements with executive officers, which will require payments to be made to them in the event their employment is terminated following a change in control of Provident Bancorp or Provident Bank. We have also adopted the 2004 Provident Bancorp, Inc. Stock Incentive Plan to permit additional issuance of stock options and recognition and retention plan shares to key employees and directors that will require payments to them in connection with a change in control of Provident Bancorp. We have granted additional restricted shares and options under this plan. In 2006 we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company. These payments will have the effect of increasing the cost of acquiring Provident Bancorp, thereby discouraging future takeover attempts.

The Federal Deposit Insurance Corporation has Issued New Rules.

      Under prior rules, the Federal Deposit Insurance Corporation did not assess deposit insurance premiums on financial institutions, such as Provident Bank, that were, among other criteria, well-capitalized. On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premium based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new rules, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. If this rule had been in effect September 30, 2006, we would have paid an annual deposit insurance assessment to the Federal Deposit Insurance Corporation of approximately $1.3 million, which would have reduced our net income. We have a tentative credit for future FDIC assessments of $1.4 million, which can be applied against future assessments.

ITEM 1B.   Unresolved Staff Comments
------------------------------------

      Not Applicable.

ITEM  2.   Properties
---------------------

      As of September 30, 2006, Provident Bank leased 19 properties, including its headquarters location, from third parties. In addition, Provident Bank owns 19 properties. At September 30, 2006, the net book value of our properties was $24.9 million. The following is a list of our locations:

Corporate Office, Commercial Lending Division, and Investment Management and Trust Department:


400 Rella Boulevard #
Montebello, NY 10901
(845) 369-8040

ROCKLAND COUNTY, NY                          CHESTER  #                           WALLKILL PLAZA  #
-------------------
AIRMONT  *                                   69 Brookside Ave.,                   400 Route 211 East, Middletown 10940
 196 Route 59, Airmont 10901                 Chester 10918                        (845) 344-0125
 (845) 369-8360                              (845) 469-2255

BARDONIA  #                                  FLORIDA  *                           WARWICK  *
715 Route 304, Bardonia 10954                7 Edward J. Lempka Dr.,              18 Oakland Ave., Warwick 10990
(845) 623-6340                               Florida 10921                        (845) 986-2206
                                             (845) 651-4091

CONGERS  #                                   GOSHEN  #                            WARWICK  # (Shoprite)
 1 Lake Rd. West, Ste.1, Congers 10920       60 Matthews St., Goshen 10924        153 Route 94 South, Warwick 10990
 (845) 267-2180                              (845) 294-8353                       (845) 986-9540

HAVERSTRAW  #                                HARRIMAN  #                          WOODBURY  *
38-40 New Main St., Haverstraw 10927         300 Larkin Dr., Monroe 10950         556 Route 32, Highland Mills 10930
(845) 942-3880                               (845) 782-7226                       (845) 928-6855

MOUNT IVY  #  (Pomona)                       MIDDLETOWN  #  (Shoprite)            HARDENBURG ABSTRACT CO. OF ORANGE
1633 Route 202, Pomona 10970                 125 Dolson Ave.,                     COUNTY, INC. #
(845) 364-5690                               Middletown 10940                     12 Scotchtown Ave.
                                             (845) 342-5777                       Goshen, NY 10920

NANUET  #                                    MONROE  *                            HUDSON VALLEY INVESTMENT ADVISORS, LLC #
44 West Route 59, Nanuet 10954               591 Route 17M, Monroe 10950          97 West Main Street
(845) 627-6180                               (845) 782-8166                       Goshen, NY 10924

NEW CITY  *                                  NEWBURGH  #                          ULSTER COUNTY
                                                                                  -------------
179 South Main St. New City 10956            1425 Route 300, Newburgh 12550       ELLENVILLE  *
(845) 639-7750                               (845) 566-6600                       70 Canal St., Ellenville 12428
                                                                                  (845) 647-4300

ORANGBURG  *                                 NEWBURGH  * (Stony Brook)            KERHONKSON  *
375 Route 303, Orangeburg, 10962             200 Stony Brook Ct.,                 6100 Route 209, Kerhonkson 12446
(845) 398-4810                               Newburgh 12550                       (845) 626-3500
                                             (845) 561-1000

PEARL RIVER  # (Shoprite)                    PINE BUSH  #                         SULLIVAN COUNTY
                                                                                  ---------------
26 North Middletown, Pearl River 10965       2380 Route 52, Pine Bush 12566       SOUTH FALLSBURG  *
(845) 627-6170                               (845) 744-2088                       5250 Main St., South Fallsburgh 12779
                                                                                  (845) 434-3070

SPRING VALLEY  *                             PINE BUSH  #                         WOODRIDGE  *
72 W. Eckerson Rd.,                          Boniface Drive                       13 Broadway, Woodridge 12789
Spring Valley 10977                          Pine Bush 12566                      (845) 434-6440
(845) 426-7230
                                                                                  PUTNAM COUNTY
                                                                                  -------------
STONY POINT  *                               SLATE HILL  *                        CARMEL  *
148 Route 9W,  Stony Point 10980             1992 Route 284, Slate Hill 10973     1875 Route 6, Carmel 10512
(845) 942-3890                               (845) 355-6181                       (845) 225-2265

SUFFERN  *                                   WALLKILL EAST  *                     BERGEN COUNTY, NJ
                                                                                  -----------------
71 Lafayette Ave., Suffern 10901             1 Industrial Dr., Middletown 10941   LODI  #
(845) 369-8350                               (845) 695-2265                       2 Arnot St., Lodi 07644
                                                                                  (973) 591-1400
ORANGE COUNTY, NY
-----------------
BLOOMING GROVE *
815 Route 208, Monroe 10950
(845) 782-4111
                                                                                               * Owned   # Leased


ITEM 3.  Legal Proceedings
--------------------------

      Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to Provident Bancorp's financial condition and results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of stockholders during the quarter ended September 30, 2006.


                                     PART II

ITEM 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

(A)

      The shares of common stock of Provident New York Bancorp are quoted on the Nasdaq Global Select ("NASDAQ") under the symbol "PBNY." Prior to June 29, 2005 the Company traded on the NASDAQ under the symbol "PBCP". As of September 30, 2006, Provident Bancorp had 31 registered market makers, 6,282 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 42,699,046 shares outstanding.

      Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years. Information prior to January 14, 2004 has been restated to reflect the 4.4323-to-1 stock split in conjunction with the Company's second-step stock offering.

                                                                  Cash Dividends
    Quarter Ended                 High              Low              Declared
------------------------      -------------    ---------------    --------------

September 30, 2006              $ 14.33           $ 12.61            $ 0.05
June 30, 2006                     13.49             12.35              0.05
March 31, 2006                    12.97             10.93              0.05
December 31, 2005                 12.05             10.50              0.05

September 30, 2005                12.60             11.33              0.05
June 30, 2005                     12.17             10.13              0.045
March 31, 2005                    13.21             12.04              0.045
December 31, 2004                 13.76             11.50              0.04

      Payment of dividends on Provident Bancorp's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Repurchases of the Company's shares of common stock during the fourth quarter of the fiscal year ended September 30, 2006 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2006.

(B)

Not Applicable

(C)

                                     Issuer Purchases of Equity Securities
                                     -------------------------------------

                                                                                      Maximum Number
                                                               Total Number of       (or Approximate
                                                              Shares (or Units)      Dollar Value) of
                               Total Number      Average      Purchased as Part     Shares (or Units)
                                 of Shares      Price Paid       of Publicly         that may yet be
                                (or Units)      per share      Announced Plans      Purchased Under the
                               Purchased (1)    (or Unit)      or Programs (2)      Plans or Programs
                              ---------------   ----------   --------------------   -------------------
Period (2006)
July 1 - July 31                           --   $       --                               2,281,129
August 1 - August 31                    4,000        13.00                  4,000        2,277,129
September 1 - September 30             31,623        13.68                     --        2,277,129
                              ---------------   ----------   --------------------   -------------------

       Total                           35,623   $    13.60                  4,000
                              ===============   ==========   ====================

(1) The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes, as is permitted under the Company's stock benefit plans and shares repurchased as part of a previously authorized repurchase program.
(2) The Company announced in February 2006 that it authorized the repurchase of 2,100,000 shares, or approximately 5% of common shares currently outstanding, having neared the completion of its repurchase program of 2,200,000 shares.

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

                                                               At September 30,
                                     ---------------------------------------------------------------------
                                        2006          2005           2004           2003          2002
                                     -----------   -----------   -----------    -----------    -----------
                                                                (In thousands)
Selected Financial Condition Data:

Total assets                         $ 2,841,337   $ 2,598,323   $ 1,826,856    $ 1,174,305    $ 1,027,701
Loans, net (1)                         1,453,185     1,341,026       980,986        703,555        661,012
Securities available for sale            951,729       822,952       534,297        300,715        206,146
Securities held to maturities             60,987        70,949        69,078         73,544         86,791
Deposits                               1,729,659     1,726,401     1,239,532        869,553        799,626
Borrowings                               682,739       442,203       214,909        164,757        102,968
Equity                                   405,286       395,157       349,512        117,857        110,867


                                                          Years Ended At September 30,
                                     ---------------------------------------------------------------------
                                        2006          2005(10)      2004(8)        2003          2002(9)
                                     -----------   -----------   -----------    -----------    -----------
                                                                (In thousands)
Selected Operating Data:

Interest and dividend income         $   135,616   $   116,171   $    74,946    $    58,382    $    60,289
Interest expense                          50,859        29,400        12,982         12,060         17,201
                                     -----------   -----------   -----------    -----------    -----------
    Net interest income                   84,757        86,771        61,964         46,322         43,088
Provision for loan losses                  1,200           750           800            900            900
                                     -----------   -----------   -----------    -----------    -----------
    Net interest income after
    provission for loan losses            83,557        86,021        61,164         45,422         42,188
Non-interest income                       17,152        17,007        11,135          8,963          5,063
Non-interest expense                      71,256        70,582        56,146         36,790         32,161
                                     -----------   -----------   -----------    -----------    -----------
Income before income tax expense          29,453        32,446        16,153         17,595         15,090
Income tax expense                         9,258        11,204         5,136          6,344          5,563
                                     -----------   -----------   -----------    -----------    -----------
    Net income                       $    20,195   $    21,242   $    11,017    $    11,251    $     9,527
                                     ===========   ===========   ===========    ===========    ===========


                                                                            (footnotes on following pages)


                                                             At or For the Years Ended September 30,
                                                   -------------------------------------------------------------
                                                      2006       2005(10)     2004(8)       2003        2002(9)
                                                   ---------    ---------    ---------    ---------    ---------

Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average
     total assets)                                      0.75%        0.84%        0.69%        1.04%        0.99%
Return on equity (ratio of net income to average
     equity)                                            5.15         5.16         3.94         9.92         8.92
Average interest rate spread (2)                        3.19         3.63         4.02         4.35         4.37
Net interest margin (3)                                 3.68         3.98         4.34         4.61         4.75
Efficiency ratio(4)                                    69.92        68.01        76.81        66.55        66.79
Non-interest expense to average total assets            2.63         2.79         3.49         3.40         3.36
Ratio of average interest-earning assets to
     average interest-bearing liabilities             122.48       126.07       135.27       121.33       120.03

Per Share Related Data:

Basic earnings per share (7)                       $    0.49    $    0.49    $    0.30    $    0.33    $    0.28
Diluted earnings per share(7)                           0.49         0.49         0.29         0.32         0.27
Dividends per share                                     0.20         0.17         0.15         0.13         0.09
Book value per share (6)                                9.49         9.08         8.82         3.35         3.13
Dividend payout ratio (5)                              40.82%       34.69%       50.00%       39.39%       32.14%

Asset Quality Ratios:

Non-performing assets to total assets                   0.18%        0.07%        0.15%        0.40%        0.49%
Non-performing loans to total loans                     0.34         0.12         0.27         0.66         0.74
Allowance for loan losses to non-performing
     loans                                            405.51     1,282.57       608.26       227.76       205.63
Allowance for loan losses to total loans                1.38         1.55         1.67         1.50         1.52

Capital Ratios:

Equity to total assets at end of year                  14.26%       15.21%       19.14%       10.04%       10.79%
Average equity to average assets                       14.49        16.26        17.41        10.47        11.15
Tier 1 leverage ratio (bank only)                       7.82         8.20        11.28         8.14         8.45

Other Data:
Number of full service offices                            33           35           27           18           17


--------------------------------------------------------------------------------

(1)   Excludes loans held for sale.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5) The dividend payout ratio represents dividends per share divided by basic earnings per share.
(6) Book value per share is based on total stockholders' equity and 42,699,046, 43,505,659, 39,618,373, 35,221,365 and 35,447,372 outstanding
      common  shares  at  September  30,  2006,   2005,  2004,  2003  and  2002,
      respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.
(7) Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company's second step conversion in January 2004.
(8) Includes $5.0 million ($3.0 million after tax) and $773,000 ($464,000 after tax) for the establishment of the charitable foundation and merger integration costs, respectively.
(9)   Includes $531,000  ($319,000 after tax) in merger  integration costs.
(10)  Includes $1.124 million ($674,000 after tax) of merger integration costs.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

      Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, and net increases in the cash surrender value of bank-owned life insurance ("BOLI") contracts, title insurance fees and investment management fees. Our non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. 2006 has been particularly challenging as short-term interest rates have risen faster than intermediate and longer term interest rates, leading to a flattening and slightly inverted yield curve. Therefore, cost of funds has risen faster than our yield on assets, negatively impacting net interest income. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

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

      The following is an analysis of the financial condition and results of the Company's operations. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data" and the description of the Company's business filed here within Part I, Item 1, "Business."

      Total assets increased to $2.8 billion at September 30, 2006 from $2.6 billion at September 30, 2005. As the Company furthered its commercial lending and banking initiatives, loans increased by 8.2%, investment securities increased by 13.3% compared to the year ended September 30, 2005.

      Net income for the year ended September 30, 2006, decreased 4.9% to $20.2 million, or $0.49 per diluted share from $21.2 million, or $0.49 per diluted share for the year ended September 30, 2005. Net income for the year ended September 30, 2004 was $11.0 million, or $0.29 per diluted share. Net income for fiscal 2004 included a $3.0 million after-tax charge ($0.08 per diluted share) for the formation of the Charitable Foundation. The decrease in net income in 2006 is primarily due to the decrease in net interest income in 2006 as compared to 2005. During 2005, the Company additionally benefited for a full year from the investment of funds raised in the 2004 offering, the acquisitions of ENB in January 2004, WSB in October 2004, and increased commercial real estate and business lending activity. These benefits were partially offset by the impact of the rising short-term interest rate environment on its investment and loan portfolio yields, and higher costs of deposits and borrowings, which reduced the Company's net interest margin.

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

      The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. See Note 3, "Summary of Significant Accounting Policies
- Allowance for Loan Losses" in our "Notes to Consolidated Financial Statements" for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.

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

      We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in an acquisition that was accounted as a purchase business combination. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. In 2006 we also recorded other intangible assets related to non-competition agreements and customer lists acquired. Such intangibles will also be reviewed annually for impairment.

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

Management Strategy

      We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to money center banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of individuals, businesses and municipalities in our market area focusing on core deposit generation and quality loan growth. This has resulted in a change in our business mix, providing a favorable platform for long-term sustainable growth. Highlights of management's business strategy are as follows:

      Operating as a Community Bank. As an independent community bank, we emphasize the local nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the individuals, corporations and municipalities in our market area. We offer a broad range of financial products to meet the changing needs of the marketplace, including internet banking, cash management services and, on a selective basis, sweep accounts. In addition, we offer asset management and trust services to meet the investing needs of individuals, corporations and not-for-profit entities. As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

      Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have established Sunday banking (since 1995) and extended service hours (since 1987). In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards.
In 2006 we launched our Service Excellence Program designed to maintain the highest level of service to our customer base.

      Growing and Diversifying our Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we maintain commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio while continuing to grow our residential mortgage and consumer lending businesses. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields.

      Expanding our Retail Banking Franchise. Management intends to continue the expansion of the retail banking franchise and to increase the number of households served and products used by customers and businesses in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which improves our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in retail banking locations and technology to support exceptional service levels for Provident Bank's customers.

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

                                                                   Years Ended September 30,
                                --------------------------------------------------------------------------------------------------
                                             2006                              2005                               2004
                                ------------------------------  --------------------------------    ------------------------------
                                  Average                                     Average                                      Average
                                Outstanding              Yield/             Outstanding   Yield/    Outstanding             Yield/
                                  Balance   Interest     Rate     Balance     Interest     Rate       Balance    Interest    Rate
                                ----------  --------    ------  ----------    --------    ------    ----------   --------   ------
                                                                      (Dollars in Thousands)
Interest Earning Assets:
Loans(1)                        $1,391,562  $ 95,531    6.87%   $1,288,829    $ 81,674      6.34%   $  886,749   $ 54,531     6.15%
Securities taxable                 836,265    34,378      4.11     835,754      31,360      3.75       508,123     18,865     3.71
Securities-tax exempt              108,925     6,441      5.91      63,598       3,546      5.57        38,505      2,102     5.46
Other                               30,852     1,520      4.93      25,420         832      3.27        12,626        184     1.46
                                ----------  --------            ----------    --------              ----------   --------
      Total Interest-earnings
        assets                   2,367,604   137,870      5.82   2,213,601     117,412      5.30     1,446,003     75,682     5.23
                                             --------                         --------                           --------
Non-interest earning assets        337,815                         317,945                             161,591
                                ----------                      ----------                          ----------
      Total assets              $2,705,419                      $2,531,546                          $1,607,594
                                ==========                      ==========                          ==========
Interest Bearing Liabilities:
NOW deposits                    $  154,708       511      0.33  $  153,058         509      0.33    $   88,677        189     0.21
Savings deposits(2)                445,419     2,258      0.51     545,829       3,070      0.56       356,998      1,570     0.44
Money market deposits              230,933     4,178      1.81     228,197       2,646      1.16       150,866        859     0.57
Certificates of deposit            538,045    19,855      3.69     434,644       9,851      2.27       311,197      5,283     1.70
Borrowings                         564,006    24,057      4.27     394,079      13,324      3.38       161,272      5,081     3.15
                                ----------  --------            ----------    --------              ----------   --------
     Total interest-bearing
        liabilities              1,933,111    50,859      2.63   1,755,807      29,400      1.67     1,069,010     12,982     1.21
Non-interest bearing deposits      356,869                         349,507                             229,530
Other non-interest bearing
  liabilities                       23,510                          14,587                              29,166
                                ----------                      ----------                          ----------
     Total liabilities           2,313,490                       2,119,901                           1,327,706
Stockholders' equity               391,929                         411,645                             279,888
                                ----------                      ----------                          ----------
    Total liabilities and
Stockholders' equity            $2,705,419                      $2,531,546                          $1,607,594
Net interest rate spread(3)                             3.19%                               3.63%                             4.02%
Net Interest-earning assets(4)  $  434,493                      $  457,794                          $  376,993
                                ==========                      ==========                          ==========
Net interest margin(5)                        87,011    3.68%                   88,012      3.98%                  62,700     4.34%
Less tax equivalent
      adjustment                             (2,254)                           (1,241)                              (736)
Net Interest income                          $84,757                            86,771                            $61,964
                                             =======                            ======                            =======
Ratio of interest-earning
  assets to interest bearing
     liabilities                             122.48%                           126.07%                            135.27%
                                             =======                           =======                            =======

--------------------------------------------------------------------------------
      (1) Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses. Includes prepayment fees and late charges.
      (2)   Includes  club  accounts  and   interest-bearing   mortgage   escrow
            balances.
      (3) Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
      (4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
      (5) Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

                                --------------------------------------------------------------------------------
                                            2006 vs. 2005                             2005 vs. 2004
                                --------------------------------------    --------------------------------------
                                Increase (Decrease) Due       Total        Increase (Decrease) Due      Total
                                           to                Increase                to                Increase
                                  Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (In thousands)

Interest-earning assets:
    Loans                       $    6,583    $    7,274    $   13,857    $   26,177    $      965    $   27,142
    Securities taxable                  19         2,999         3,018        12,291           205        12,496
    Securities tax exempt            2,667           228         2,895         1,397            47         1,444
    Other earning assets               204           484           688           291           357           648
                                ----------    ----------    ----------    ----------    ----------    ----------

       Total interest-earning
          assets                     9,473        10,985        20,458        40,156         1,574        41,730
                                ----------    ----------    ----------    ----------    ----------    ----------
Interest-bearing
    liabilities:
    NOW deposits                         2            --             2           179           141           320
    Savings deposits                  (546)         (266)         (812)          990           510         1,500
    Money market deposits               32         1,500         1,532           592         1,195         1,787
    Certificates of deposit          2,756         7,248        10,004         2,475         2,093         4,568
    Borrowings                       6,664         4,069        10,733         7,845           397         8,242
                                ----------    ----------    ----------    ----------    ----------    ----------

       Total interest-bearing
          liabilities                8,908        12,551        21,459        12,081         4,336        16,417
                                ----------    ----------    ----------    ----------    ----------    ----------
    Less tax equivalent
       adjustment                     (933)          (80)       (1,013)         (490)          (16)         (506)
                                ----------    ----------    ----------    ----------    ----------    ----------
Change in net interest
       income                   $     (368)   $   (1,646)   $   (2,014)   $   27,585    $   (2,778)   $   24,807
                                ==========    ==========    ==========    ==========    ==========    ==========

Comparison of Financial Condition at September 30, 2006 and September 30, 2005

      Total assets as of September 30, 2006 were $2.8 billion, an increase of $243.0 million, or 9.4%, from September 30, 2005. The increase from September 30, 2005 was primarily due to an increase in securities and loans. Securities increased $118.8 million, or 13.3%, and loans increased $111.5 million, or 8.2%. Net deferred income taxes decreased from $10.6 million at September 30, 2005 to $8.5 million at September 30, 2006, a decrease of $2.1 million, or 19.5%. The change in deferred income taxes is primarily attributable to the tax effects on utilization of the contribution carryforward for tax purposes and the net tax effects of purchase accounting adjustments. Core deposit and other intangibles decreased by $0.4 million in net, of the HVIA acquisition, amortization from September 30, 2005. Goodwill increased by $2.2 million as a result of the acquisition of HVIA. Loans held for sale totaled $7.5 million at September 30, 2006. The Company had no loans held for sale as of September 30, 2005.

      Net loans as of September 30, 2006 were $1.5 billion, an increase of $112.2 million, or 8.4%, over net loan balances of $1.3 billion at September 30, 2005. Commercial loans, primarily commercial mortgage loans, increased by $73.6 million, or 10.3%, over balances at September 30, 2005. Consumer loans increased by $31.7 million, or 16.5%, during the fiscal year ended September 30, 2006, while residential loans increased by $6.2 million, or 1.4%. Total loan originations, excluding loans originated for sale, were $624.5 million for the fiscal year ended September 30, 2006. However, repayments were $511.7 million for the fiscal year ended September 30, 2006. Non-performing loans increased $3.4 million from September 30, 2005, in addition to net charge-offs of $1.5 million, due primarily to two commercial loan relationships from the acquired ENB portfolio. The Bank also charged off $770,000 of one of those relationships. (The Bank acquired $5,750,000 in allowance for loan losses in connection with the ENB acquisition.) Net charge-offs to average loans, outstanding, however, on an annualized basis, was only 0.11% for the fiscal year ended September 30, 2006. Loan quality continues to be strong. At $5.0 million, non-performing loans as a percentage of total loans was 0.34%, as compared to 0.12% at September 30, 2005.

      Total securities increased by $118.8 million, or 13.3%, to $1.0 billion at September 30, 2006 from $893.9 million at September 30, 2005. Investments were made primarily in government and federal agency securities and municipal securities, which increased by $28.6 million, or 11.1% and $43.2 million, or 46.2%, respectively. Mortgage-backed securities also increased, by $47.2 million, or 8.7%.

      Deposits as of September 30, 2006 were $1.7 billion, a growth of $3.3 million, or 0.2%, from September 30, 2005. As of September 30, 2006 retail and commercial transaction accounts were 30.1% of deposits compared to 31.9% at September 30, 2005. The decrease of $30.4 million, or 5.5%, in transaction accounts and the decrease in savings deposits of $103.3 million, or 21.5%, was largely due to the migration of the lower-yielding accounts to our certificate of deposit and money market deposit products or, in some cases, to other institutions offering higher yields (see "Liquidity and Capital Resources"). These decreases were offset by increase of $120.2 million, or 25.5%, in certificates of deposit and $16.9 million, or 7.6%, in money market deposit accounts. The Company has been offering certain new products that offer higher, market-competitive interest rates and others that offer transaction account incentives.

      Borrowings increased by $240.5 million, or 54.4%, from September 2005, to $682.7 million. Much of the increase is related to the borrowings used to fund the increases in securities and loans and, to a lesser extent, for repurchases of shares of the Company's common stock.

      Stockholders' equity increased by $10.1 million, or 2.6%, to $405.3 million at September 30, 2006 compared to $395.2 million at September 30, 2005. The increase is largely attributable to $20.2 million in current earnings for the 2006 fiscal year and a $0.8 million reduction in other accumulated comprehensive loss, $8.1 million in stock-based and deferred compensation and $2.7 million issued for the HVIA acquisition. These increases were partially offset by decreases attributable to the repurchase of 1.2 million shares of common stock at a cost of $13.3 million as well as dividend payments of $8.4 million.

      During the second quarter of fiscal 2006, the Company neared completion of its second stock repurchase program and announced a third repurchase plan for up to 2.1 million shares. Repurchases during the fiscal year totaled 1.16 million shares at a purchase price of $13.3 million. As of September 30, 2006 the Company had authorization to purchase up to an additional 2.3 million shares of common stock. Also during fiscal 2006, 24,000 shares of restricted stock were granted from treasury shares. Bank Tier I capital to assets was at 7.8% at September 30, 2006. Tangible capital at the holding company level was 8.7%.

Comparison  of  Operating  Results  for the Years Ended  September  30, 2006 and
--------------------------------------------------------------------------------
September 30, 2005
------------------

      Net income for the year ended September 30, 2006, was $20.2 million. This compares to $21.2 million for the year ended September 30, 2005. Diluted earnings per share were $0.49 for the year ended September 30, 2006 compared to $0.49 for the prior fiscal year.

      Interest Income. Interest income for the year ended September 30, 2006 increased to $135.6 million, an increase of $19.4 million, or 16.7%, compared to the prior year. The increase was primarily due to higher average balances of loans and securities, along with higher yields in both asset classes. Average interest-earning assets for the year ended September 30, 2006 were $2.4 billion, an increase of $154.0 million, or 7.0%, over average interest-earning assets for the year ended September 30, 2005 of $2.2 billion. Average loan balances grew by $102.7 million and average balances of securities and other earning assets increased by $51.3 million. On a tax-equivalent basis, average yields on interest earning assets increased by 52 basis points to 5.82% for the year ended September 30, 2006, from 5.30% for the year ended September 30, 2005. New security purchases and loan originations at higher market interest rates, as well as the repricing of floating rate assets were the primary reason for the increase in asset yields.

      Interest income on loans for the year ended September 30, 2006, grew 17.0% to $95.5 million from $81.7 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2006 increased to $55.0 million, up 16.7% from commercial loan interest income of $47.1 million for the prior fiscal year. Average balances of commercial loans grew $43.1 million to $727.9 million, with a 67 basis point increase in the average yield. Interest income on consumer loans increased by $4.7 million, or 52.4%. Our fixed-rate consumer loans have shorter average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $27.0 million for the year ended September 30, 2006, up $1.3 million, or

5.1%, from the prior year.

      Interest income on securities and other earning assets increased to $42.3 million for the year ended September 30, 2006, compared to $35.7 million for the prior year. This was due to a tax-equivalent increase of 47 basis points in yields along with the $51.3 million increase in the average balances of securities and other earning assets.

      Interest Expense. Interest expense for the year ended September 30, 2006, increased by $21.5 to $50.9 million, an increase of 73.0% compared to interest expense of $29.4 million for the prior fiscal year. This increase was net of the recognition of accretion of $1.5 million in premiums recorded on called Federal Home Loan Bank borrowings that were assumed in acquisitions. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $177.3 million, or 10.1%. In addition, average rates paid on interest-bearing liabilities for the year ended September 30, 2006 increased by 96 basis points to 2.63% from 1.67% in fiscal 2005. The average interest rate paid on certificates of deposit increased by 142 basis points to 3.69% for the year ended September 30, 2006, from 2.27% for the prior year. For the year ended September 30, 2006, average balances of lower cost savings decreased by $100.4 million, or 18.4%, while average balances of certificates of deposit increased by $103.4 million compared to the year ended September 30, 2005. The average interest rate paid on savings decreased by 5 points to 0.51% for the year ended September 30, 2006, while money market rates increased 65 basis points to 1.81% for the year ended September 30, 2006. The migration of account balances from non-interest bearing accounts and low yielding deposit accounts to certificates of deposit and market rate money market accounts is expected to continue, if short-term rates remain at the current levels or continue to increase.

      Net Interest Income for the fiscal year ended September 30, 2006 was $84.8 million, compared to $86.8 million for the year ended September 30, 2005, a decrease of $2.0 million or 2.3%. The net interest margin declined by 30 basis points to 3.68%, while the net interest spread declined by 44 basis points to 3.19%. This change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The Federal Reserve has increased short-term rates six times since September 2005, increasing the target federal funds rate from 3.75% to 5.25%. The 10-year treasury rate has increased from an average of 4.20% for the fiscal year ended September 30, 2005 to 4.75% for the year ended September 30, 2006. The Bank's average cost of interest-bearing liabilities has increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities. Should the yield curve continue to "flatten" or invert, a continued decline in net interest margin may occur, offsetting a portion of gains in net interest income generated from an increasing volume of assets. However, the bank has $272 million in securities, which will mature or reprice in the next fiscal year, in addition to mortgage-backed securities amortization, at a current yield of 3.6%. The cash flows from such securities will be reinvested at current rates or used to fund reduction in borrowed funds or higher cost deposits, depending on the interest rate environment and other corporate requirements at the time the cash is received.

      Provision for Loan Losses. We recorded $1.2 million and $750,000 in loan loss provisions for the year ended September 30, 2006 and September 30, 2005, respectively. At September 30, 2006 the allowance for loan losses totaled $20.4 million, or 1.4% of the loan portfolio, compared to $21.0 million, or 1.6% of the loan portfolio at September 30, 2005. Net charge-offs for the years ended September 30, 2006 and 2005 were $1.5 million and $975,000, respectively (an annual rate of 0.11% and 0.08%, respectively, of the average loan portfolio). The $504,000 increase occurred primarily due to the increase in volume.

      The provision for loan losses was primarily attributable to growth in the loan portfolio of $111.5 million, representing an increase of 8.2%. Higher risk loan categories, primarily commercial real estate loans and commercial business loans, provided most of this increase. Non-performing loans increased $3.4 million from September 30, 2005, to $5.0 million at September 30, 2006.

      We view the economy in our market area as stable with a positive outlook. We expect modest business expansion primarily driven by small businesses. In our market area, we have benefited by growth in healthcare, education and professional services; healthcare and education, in particular, help insulate us from economic downturns as demand is less sensitive to a recession than other segments of the economy generally. The employment picture remains positive with unemployment rates in our market area below the national average. However, housing activity is vulnerable to the current slowdown. We expect the primary impact to be felt in new housing sales, and therefore in the value of residential building lots as well. Existing home sales are slowing as well.

      As a result of this outlook, we increased the percentage allowance requirements in the retail loan portfolio to reflect the potential impact of declining values in residential real estate. We also increased the percentage allowance requirements for construction and land loans in the commercial loan portfolio. These loans are also potentially impacted by declining values and demand for residential real estate. We decreased percentage allowance requirements on commercial mortgage loans due to consideration for initial underwriting and commercial and industrial loans, due to strong economic performance in our market area.

      Non-interest income was $17.2 million for the fiscal year ended September 30, 2006 compared to $17.0 million for the prior fiscal year. Deposit fees and service charges increased by $338,000, or 3.2% to $10.7 million. Income derived from the Company's BOLI investments decreased by $149 thousand, or 8.3%, due to death benefit proceeds received in 2005. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $140,000 and investment management fees increased $662,000 of which $594,000 related to HVIA acquired on June 1, 2006. There are no gains on the sale of securities for the 2006 fiscal year compared to $369,000 for the prior fiscal year. During the year ended September 30, 2006, the Company also recorded gains on sales of loans totaling $117,000 compared to $206,000 for the prior year. For the year ending September 30, 2005, there was $681,000 in income pertaining to our investment as a limited partner in a low-income housing partnership.

      Non-interest expense for the fiscal year ended September 30, 2006 increased by $674 thousand, or 1.0% to $71.3 million, compared to $70.6 million for the same period in 2005. Compensation and employee benefits increased by $609 million, or 1.9%, to $32.2 million for the year ended September 30, 2006. The increase was primarily attributable to increased support staff and bringing data processing in-house. These increases were partially offset by a decrease of $748,000 in pension and post-retirement health insurance expense. Stock-based compensation increased due to $1.1 million in stock option expense under SFAS No. 123R which was implemented in 2006, $368,000 was for the acceleration of certain restricted stock awards and $604,000 was for an increase in ESOP expense, which reflected the release of the same number of shares for the 2005 ESOP plan year as in past years. Stock-based compensation also reflects a full year's expense of $2.2 million related to restricted stock awards that were granted in March 2005, compared to $1.0 million for the prior year. Occupancy and office operations increased by $1.8 million, or 19.3%, for the year ended September 30, 2006. Advertising and promotion decreased $657,000 or 21.2%, primarily as a result of the Company's new brand identity and the additional promotions in the Orange County market that occurred in 2005. Data and check processing expense decreased $1.7 million, or 35%, due to the transfer of our data processing operations in-house, November 2005, which was offset by related increases in compensation and occupancy costs. Other expenses decreased by $1.3 million, or 13.9%. ATM and debit card expense increased $208,000, or 15.3%, primarily as a result of the increase in volume of transactions processed. The year ended September 30, 2005 included $1.1 million in merger integration costs.

      Income Taxes. Income tax expense was $9.3 million for the fiscal year ended September 30, 2006 compared to $11.2 million for fiscal 2005, representing effective tax rates of 31.4% and 34.5%, respectively. The lower tax rate in 2006 was primarily due to the shift to tax-exempt securities, which represented 11.5% of the average securities portfolio in 2006, compared to 7.1% of the average securities portfolio for 2005. The effective tax rate was also positively impacted by a land donation during 2006, which resulted in a federal tax benefit of $212,000.

Comparison  of  Operating  Results  for the Years Ended  September  30, 2005 and
--------------------------------------------------------------------------------
September 30, 2004
------------------

      Net income for the year ended September 30, 2005, was $21.2 million. This compares to $11.1 million for the year ended September 30, 2004. Diluted earnings per share were $0.49 for the year ended September 30, 2005, compared to $0.29 for the prior fiscal year. Fiscal 2004 includes a $5 million charge (3.0 million after tax for the formation of the charitable foundation in connection with the second step conversion or $0.08 per diluted share.) Earnings per share results for the prior year have been restated to reflect the 4.4323-to-one exchange ratio as a result of the Company's second-step conversion in 2004.

      Interest Income. Interest income for the year ended September 30, 2005 increased to $116.2 million, an increase of $41.2 million, or 55.0%, compared to the prior year. The increase was primarily due to higher average balances of loans and securities, along with higher yields in both asset classes. Average interest-earning assets for the year ended September 30, 2005 were $2.2 billion, an increase of $767.6 million, or 53.1%, over average interest-earning assets of $1.4 billion for the year ended September 30, 2004. Average loan balances grew by $402.1 million and average balances of securities and other earning assets increased by $365.5 million. On a tax-equivalent basis, average yields on interest earning assets increased by seven basis points to 5.30% for the year ended September 30, 2005, from 5.23% for the year ended September 30, 2004. Higher market interest rates were the primary reason for the increase in asset yields.

      Interest income on loans and fees for the year ended September 30, 2005 grew 49.8% to $81.7 million from $54.5 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2005 increased to $47.1 million, up 78.5% from commercial loan interest income of $26.4 million for the prior fiscal year.

Average balances of commercial loans grew $299.1 million to $684.8 million, with four basis point increase in the average yield. Interest income on consumer loans increased by $3.6 million, or 69.5%. Our fixed-rate consumer loans have short average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $25.7 million for the year ended September 30, 2005, up $2.8 million, or 12.2%, from the prior year. Loan prepayment fees and late charges, previously reported under non-interest income, are now included in interest income and they totaled $901,000 and $438,000 for the years ended September 30, 2005 and September 30, 2004, respectively.

      Interest income on securities and other earning assets increased to $35.7 million for the year ended September 30, 2005, compared to $21.2 million for the prior year. This was due to a tax-equivalent increase of eight basis points in yields along with the $365.5 million increase in the average balances of securities and other earning assets.

      Interest Expense. Interest expense for the year ended September 30, 2005 increased by $16.4 to $29.4 million, an increase of 126.5% compared to interest expense of $13.0 million for the prior fiscal year. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $686.8 million, or 64.3%, which resulted primarily from the Warwick and HSBC South Fallsburg branch acquisitions, which were acquired in 2005. In addition, average rates paid on interest-bearing liabilities for the year ended September 30, 2005 increased by 46 basis points to 1.67% from 1.21% in fiscal 2004. The average interest rate paid on certificates of deposit increased by 57 basis points to 2.27% for the year ended September 30, 2005, from 1.70% for the prior year. For the year ended September 30, 2005, average balances of lower cost savings and money market accounts increased by $188.8 million and $77.3 million, respectively, while average balances of certificates of deposit increased by $123.4 million compared to the year ended September 30, 2004. The average interest rate paid on savings and money market accounts increased by 12 and 59 basis points to 0.56% and 1.16%, respectively, for the year ended September 30, 2005, from 0.44% and 0.57% for the prior year.

      Net Interest Income for the fiscal year ended September 30, 2005 was $86.8 million, compared to $62.0 million for the year ended September 30, 2004, an increase of $24.8 million or 40.0%. Interest income increased $41.2 million to $116.2 million for the fiscal year ending September 30, 2005, compared to $74.9 million for the prior year. The increase in interest income was largely due to a $767.6 million increase in average interest-earning assets to $2.2 billion during the year ended September 30, 2005, as compared to $1.4 billion for the prior fiscal year. The increase is primarily due to the Warwick acquisition and continued internal growth. Loan prepayment fees and late charges, previously reported under non-interest income, are now included in interest income and totaled $901,000 and $438,000 for the years ended September 30, 2005 and September 30, 2004, respectively. An increase in average yield on earning assets of seven basis points, from 5.23% to 5.30%, on a fully taxable equivalent basis, also contributed to the increase in net interest income. Average yields increased in both the loan and securities and other earning assets portfolios, of 19 basis points and eight basis points, respectively, with the overall yield on total interest-earning assets increasing in every category. Interest expense increased by $16.4 million for the fiscal year ended September 30, 2005 from $13.0 million for the year ended September 30, 2004, to $29.4 million, as average interest-bearing liabilities increased by $686.8 million and the average cost of interest-bearing liabilities increased 46 basis points. The net interest margin declined by 36 basis points to 3.98%, while the net interest spread declined by 39 basis points to 3.63%, due to the assets acquired in the Warwick acquisition being recorded at then-current market interest rates and the increase in short-term interest rates. This change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The Federal Reserve increased short-term rates 11 times since May 2004 to September 2005, increasing the target federal funds rate from 1% to 3.75%. Conversely, the 10-year treasury rate decreased from an average of 4.29% for the fiscal year ended September 30, 2004 to 4.20% for the year ended September 30, 2005. The Bank's average cost of interest-bearing liabilities has increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities

      Provision for Loan Losses. We recorded $750,000 and $800,000 in loan loss provisions for the year ended September 30, 2005 and September 30, 2004, respectively. At September 30, 2005 the allowance for loan losses totaled $21.0 million, or 1.55% of the loan portfolio, compared to $16.6 million, or 1.67% of the loan portfolio at September 30, 2004. Net charge-offs for the years ended September 30, 2005 and 2004 were $975,000 and $266,000, respectively (an annual rate of 0.08% and 0.03%, respectively, of the average loan portfolio). The $709,000 increase occurred primarily due to the increase in volume and loans acquired through our acquisitions.

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

      Non-interest income was $17.0 million for the fiscal year ended September 30, 2005 compared to $11.1 million for the prior fiscal year. Deposit fees and service charges increased by $3.8 million, or 57.5% to $10.4 million, of which $1.8 million was generated from the acquired Warwick branches, while $2.0 million was primarily due to volume-driven increases in overdraft, non-sufficient funds, and ATM and debit card fees. Income derived from the Company's BOLI investments increased by $1.2 million, or 224.3%, due to the additional BOLI investment of $24.1 million ($13.3 million of which were added from the WSB acquisition), and the receipt of death benefit proceeds. Title insurance fee income derived from the new Hardenburgh Abstract Company, Inc. was $1.6 million. Gains on the sale of securities were $369,000 for the 2005 fiscal year compared to $2.5 million for the prior fiscal year. For the year ending September 30, 2005, there was of $681,000 in income pertaining to our investment as a limited partner in a low-income housing partnership. The investment had been amortized quarterly since 1996 in excess of our interest in the partnership. There was no material impact on any quarter in the affected periods.

      Non-interest expense for the fiscal year ended September 30, 2005 increased by $14.4 million, or 25.7%. Excluding the 2004 charge of $5.0 million, pre-tax, for the Charitable Foundation, non-interest expenses for the year ended September 30, 2005 increased by $19.4 million, or 38.0%, to $70.6 million, compared to $51.1 million for the same period in 2004. The acquisitions of ENB in January 2004 and Warwick in October 2004, played a major role in the increases in most categories. Compensation and employee benefits increased by $8.6 million, or 37.3%, to $31.6 million for the year ended September 30, 2005. The increase was primarily attributable to the acquisitions. Occupancy and office operations increased by $2.8 million, or 42.2%, for the year ended September 30, 2005, almost all of which was attributable to the acquisitions. Advertising and promotion increased $1.1 million or 51.3%, primarily as a result of the Company's new brand identity and the additional promotions in the Orange County market. Amortization of core deposit intangible increased by $1.9 million as a result of acquired deposits. Data and check processing expense increased $1.1 million, or 31.2%, primarily due to the higher level of services related to the accounts acquired in the mergers and in the acquisition of the new HSBC South Fallsburg branch. Other expenses increased by $2.6 million, or 39.7%, primarily due to increases in correspondent bank expense, postage, telephone expense, loan servicing and credit report expenses, and insurance premium expense, all of which directly related to the increased size of Provident Bank following the mergers. ATM and debit card expense increased $550,000, or 68.2%, primarily as a result of the increase in volume processed.

      Income Taxes. Income tax expense was $11.2 million for the fiscal year ended September 30, 2005 compared to $5.1 million for fiscal 2004, representing effective tax rates of 34.5% and 31.8%, respectively. The higher effective rate in fiscal 2005 was primarily attributable to the lower proportion of non-taxable securities to taxable, an increase in state taxes, and the release of tax contingency reserves in 2004 that did not occur in 2005. These increases were partially offset by a relative decrease in nondeductible stock-based compensation expense.

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

      The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2006 and 2005, the Company had no interests in non-consolidated special purpose entities.

      Lending Commitments. Lending commitments include loan commitments, standby letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

      For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2006, commercial and retail loan commitments totaled $62.1million. Approved closed undrawn lines of credit totaled $211.9 and $150.6 for commercial and retail accounts. Standby letters of credit totaled $20.9 million. Nearly all letters of credit issued by or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary's compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor's completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party.

      Provident Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 16 to "Consolidated Financial Statements" in Item 8 hereof for additional information regarding lending commitments.

      Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

      Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2006. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                                      Payments Due by Period
                                   --------------------------------------------------------------------------------------------
                                       Less than        One to Three      Three to Five       More Than
Contractual Obligations                One Year             Years             Years           Five Years            Total
---------------------------------  -----------------  -----------------  ----------------  -----------------  -----------------
FHLB and other borrowings          $        565,555   $         70,446   $        42,897   $          3,841   $        682,739
Letters of credits                           15,848              2,894                33              2,109             20,884
Operating leases                              1,954              3,901             3,210             13,438             22,503
                                   -----------------  -----------------  ----------------  -----------------  -----------------
   Total                           $        583,357   $         77,241   $        46,140   $         19,388   $        726,126
                                   =================  =================  ================  =================  =================
Commitments to extend credit       $        197,168   $         22,449   $         5,980   $        136,988   $        362,585
                                   =================  =================  ================  =================  =================

Impact of Inflation and Changing Prices

      The financial statements and related notes of Provident Bancorp have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

      Our primary sources of funds are deposits, principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, is predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

      Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2006, 2005 and 2004, our loan originations, including origination of loans held for sale, totaled $640.5 million, $515.4 million and $357.1 million, respectively. Purchases of securities available for sale totaled $259.0 million, $385.3 million and $468.4 million for the years ended September 30, 2006, 2005 and 2004, respectively. Purchases of securities held to maturity totaled $22.6 million, $23.7 million and $12.2 million for the years ended September 30, 2006, 2005 and 2004, respectively. These activities were funded primarily by deposit growth, borrowings, and by principal repayments on loans and securities. Loan origination commitments totaled $62.1 million at September 30, 2006, and consisted of $48.8 million at adjustable or variable rates and $13.3 million at fixed rates. Unused lines of credit granted to customers were $362.6 million at September 30, 2006. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

      In December 2002 we invested $12.0 million in BOLI contracts and an additional $10.0 million in April 2005. An additional $13.3 million was acquired in acquisitions. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. BOLI contracts totaled $39.3 million and $37.7 million at September 30, 2006 and September 30, 2005, respectively.

      Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net (decrease)/increase in total deposits (excluding deposits acquired during 2005 and 2004 as part of acquisitions) was $3.4 million, $(11.7) million and $43.1 million for the years ended September 30, 2006, 2005 and 2004, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2006 totaled $552.6 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

      We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances and other sources of which $682.7 million was outstanding at September 30, 2006. At September 30, 2006, we had the ability to borrow an additional $102.6 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $406.1 million by pledging securities not required to be pledged for other purposes as of September 30, 2006.

Recent Accounting Standards

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer's fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer's fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at September 30, 2007. If such amounts were recorded as of September 30, 2006, accumulated other comprehensive loss would be increased by $605. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

      In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach." The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact to the Company's financial statements for fiscal 2007.

      At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance
Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or "Accounting Principles Board Opinion" ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies that it inherited through certain acquisitions that are associated with employees who are no longer active, which it is currently in the process of evaluating to determine the impact of adoption of Issue 06-04, which is not expected to be material.

      In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax positions." This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company's tax reserves. FIN 48 is effective January 1, 2007. We are currently assessing the financial statement impact of implementing FIN 48.

      In July 2006, the FASB adopted FASB Staff Position No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"). FSP 13-2 requires that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease shall be accounted for in accordance with the guidance in paragraph 46 of SFAS No. 13, "Accounting for Leases." That is, the projected timing of income tax cash flows generated by a leveraged lease transaction shall be reviewed annually or more frequently, if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If, during the lease term, the projected timing of income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income to positive investment years shall be recalculated from inception of the lease following the method described in paragraph 44 of SFAS No. 13. The guidance in FSP 13-2 shall be applied to fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FSP 13-2 shall be reported as an adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company does not expect that the adoption of FSP 13-2 will have a material effect on its financial position or results of operations.

      In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.
The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. We are currently assessing the financial statement impact of implementing SFAS156.

      In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140, ("SFAS 155"). SFAS

155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

      In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments," the provisions of which became effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company began using the Black Scholes option pricing method beginning in fiscal 2006 and recorded an expense of $1.1 million or $0.7 million after tax and the diluted earnings per share impact was $0.02. This impact includes the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which could not be previously estimated with any degree of certainty.

      Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates ("other than temporary impairment"), must be recorded for as are loans under the AICPA's Statement of Position 03-3 ("SOP 03-3") on purchased loans, which provides guidance on the treatment of potential credit losses (unrecoverable principal) and decreased, or lower then expected yields.

      On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the provisions of this standard did not have a material impact on the results of operations.

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

      We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

      Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income ("NIM") under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company and the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Both models assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

      Estimated Changes in NPV and NIM. The table below sets forth, as of September 30, 2006, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                    ------------------------------------------------------   -----------------------------------------------------
                             Estimated Increase (Decrease)                                             Increase (Decrease) in
    Change in                                        in NPV                     Estimated           Estimated Net Interest Income
 Interest Rates       Estimated        -----------------------------------     Net Interest      ---------------------------------
 (basis points)          NPV               Amount             Percent            Income              Amount            Percent
------------------  ---------------    ---------------    ----------------   ----------------    ---------------    --------------
                                                       (Dollars in thousands)

             +300   $      377,249     $      (87,366)             -18.8%    $        83,196     $       (7,987)             -8.8%
             +200          415,342            (49,273)             -10.6%             86,023             (5,160)             -5.7%
             +100          441,645            (22,970)              -4.9%             88,710             (2,473)             -2.7%
                0          464,615                  -                0.0%             91,183                  -               0.0%
             -100          478,105             13,490                2.9%             93,010              1,827               2.0%
             -200          478,151             13,536                2.9%             93,717              2,534               2.8%


      The table set forth above indicates that at September 30, 2006, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience a 2.9% increase in NPV and a 2.8% increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 10.6% decrease in NPV and a 5.7% decrease in net interest income.

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

      During the past fiscal year, the federal funds rate has increased 150 basis points from 3.75% to 5.25% while U.S. Treasury rates in the five year maturities have risen 38 basis points increased from 4.20% to 4.58%. U.S. Treasury 10 year notes have increased by 55 basis points from 4.20% to 4.75%. The disproportional lower rate of increase on longer term maturities has completely flattened the yield curve which has in fact, become inverted at various times this past year. The flat-to-inverted yield curve effectively increased the rate paid on interest-bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank's portfolio. The continued existence of a flat or inverted yield curve could cause further disintermediation of deposits into higher yielding liabilities and further increase the rate paid for short term borrowings while receiving little benefit on the yield earned on assets that are invested in periods beyond the period of short term interest rates. In addition, continued flattening could cause a further decline in the market value of available sale securities without a commensurate change in the notional market value of liabilities used in the calculation of "NPV".

ITEM 8.    Financial Statements and Supplementary Data
------------------------------------------------------

The following are included in this item:

(A)   Report of Management on Internal Control Over Financial Reporting
(B)   Report  of  Independent  Registered  Public  Accounting  Firm -  Financial
      Statements
(C) Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting
(D) Consolidated Statements of Financial Condition as of September 30, 2006 and 2005
(E) Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004
(F) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2006, 2005 and 2004
(G) Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
(H)   Notes to Consolidated Financial Statements


      The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

        Report of Management on Internal Control Over Financial Reporting
        -----------------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:


      The management of Provident New York Bancorp ("the Company") is responsible for establishing and maintaining effective internal control over financial reporting. The Company's system of internal controls is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

      All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the Company's internal control over financial reporting as of September 30, 2006. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2006, the Company's disclosure controls and procedures and internal control over financial reporting are effective.

      The Company's independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of September 30, 2006. This report appears on the following page.



      /s/ George Strayton
      ----------------------------------
By:   George Strayton
      President and   Chief Executive Officer
      (Principal Executive Officer)
      December 11, 2006


      /s/ Paul Maisch
      ----------------------------------
By:   Paul Maisch
      Executive Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)
      December 11, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:

      We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
------------------
New York, New York
December 11, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Provident New York Bancorp:

      We have  audited  management's  assessment,  included in the  accompanying
Report of Management on Internal Control Over Financial Reporting, that Provident New York Bancorp and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 11, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

New York, New York
December 11, 2006

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           September 30, 2006 and 2005
                  (Dollars in thousands, except per share data)

                                       Assets                                         2006           2005
                                                                                   -----------    -----------
Cash and due from banks                                                            $    57,293    $    64,117
Securities (including $608,383 and $297,359 pledged as collateral for borrowings and deposits in 2006 and 2005, respectively):
       Available for sale, at fair value (note 4)                                      951,729        822,952
       Held to maturity, at amortized cost (fair value of                          $    60,876
                   and $71,151 in 2006 and 2005, respectively) (note 5)                 60,987         70,949
                                                                                   -----------    -----------
                      Total securities                                               1,012,716        893,901
                                                                                   -----------    -----------
Loans held for sale                                                                      7,473             --
Loans (note 6):
       One- to four-family residential mortgage loans                                  462,996        456,794
       Commercial real estate, commercial business and construction loans              787,086        713,471
       Consumer loans                                                                  223,476        191,808
       Allowance for loan losses                                                       (20,373)       (21,047)
                                                                                   -----------    -----------
                      Total loans, net                                               1,453,185      1,341,026
                                                                                   -----------    -----------
Federal Home Loan Bank ("FHLB") stock, at cost                                          33,518         21,333
Accrued interest receivable (note 7)                                                    13,228         10,594
Premises and equipment, net (note 8)                                                    31,739         32,101
Goodwill (note 3)                                                                      159,817        157,656
Core deposit and other intangible assets (note 3)                                       14,189         14,607
Bank owned life insurance                                                               39,308         37,667
Deferred income taxes, net (note 11)                                                     8,526         10,596
Other assets (notes 6, 11 and 12)                                                       10,345         14,725
                                                                                   -----------    -----------
                      Total assets                                                 $ 2,841,337    $ 2,598,323
                                                                                   ===========    ===========
                      Liabilities and Stockholders' Equity
Liabilities:
       Deposits (note 9)                                                           $ 1,729,659    $ 1,726,401
       FHLB and other borrowings (including repurchase agreements of
           $332,576 and $145,567 at September 30, 2006 and 2005,
           respectively) (note 10)                                                     682,739        442,203
       Mortgage escrow funds (note 6)                                                    4,612          4,122
       Other (note 11)                                                                  19,041         30,440
                                                                                   -----------    -----------
                      Total liabilities                                              2,436,051      2,203,166
                                                                                   -----------    -----------
Commitments and contingencies  (notes 16 and 17)  Stockholders'  equity (notes 1 and 15):
       Preferred stock (par value $0.01 per share; 10,000,000 shares authorized;
           none issued or outstanding)                                                      --             --
       Common stock (par value $0.01 per share; 75,000,000 shares authorized;
          45,929,552 shares issued; 42,699,046 shares
          and  43,505,659 shares outstanding in 2006 and 2005, respectively)               459            459
       Additional paid-in capital                                                      343,574        345,631
       Unallocated common stock held by employee stock ownership
            plan ("ESOP") (note 12)                                                     (9,099)       (10,045)
       Treasury stock, at cost (3,230,506 shares in 2006 and 2,423,893  shares
            in 2005) (note 15)                                                         (36,973)       (28,195)
       Common stock awards under recognition and retention plan
           ("RRP") (note 12)                                                                --         (8,810)
       Retained earnings                                                               114,927        104,484
       Accumulated other comprehensive loss, net of taxes (note 13)                     (7,602)        (8,367)
                                                                                   -----------    -----------
                      Total stockholders' equity                                       405,286        395,157
                                                                                   -----------    -----------
                      Total liabilities and stockholders' equity                   $ 2,841,337    $ 2,598,323
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended September 30, 2006, 2005 and 2004
                  (Dollars in thousands, except per share data)

                                                                          2006       2005       2004
                                                                        --------   --------   --------
Interest and dividend income:
       Loans, including fees                                            $ 95,531   $ 81,674   $ 54,531
       Securities                                                         38,565     33,665     20,231
       Other earning assets                                                1,520        832        184
                                                                        --------   --------   --------
              Total interest and dividend income                         135,616    116,171     74,946
                                                                        --------   --------   --------
Interest expense:
       Deposits (note 9)                                                  26,802     16,076      7,901
       Borrowings (note 10)                                               24,057     13,324      5,081
                                                                        --------   --------   --------
              Total interest expense                                      50,859     29,400     12,982
                                                                        --------   --------   --------
                  Net interest income                                     84,757     86,771     61,964
Provision for loan losses (note 6)                                         1,200        750        800
                                                                        --------   --------   --------
                  Net interest income after provision for loan losses     83,557     86,021     61,164
                                                                        --------   --------   --------
Non-interest income:
       Deposit fees and service charges                                   10,689     10,351      6,570
       Net gain on sales of securities available for sale (note 4)            --        369      2,455
       Title insurance fees                                                1,700      1,560         --
       Bank owned life insurance                                           1,641      1,790        552
       Investment management fees                                          1,490        828        525
       Previously unrecognized low income housing
                  partnership investment                                      --        681         --
       Other (note 6)                                                      1,632      1,428      1,033
                                                                        --------   --------   --------
              Total non-interest income                                   17,152     17,007     11,135
                                                                        --------   --------   --------
Non-interest expense:
       Compensation and employee benefits (note 12)                       32,182     31,573     23,001
       Stock-based compensation plans (note 12)                            5,826      2,960      2,790
       Occupancy and office operations (note 17)                          11,435      9,587      6,741
       Advertising and promotion                                           2,445      3,102      2,050
       Professional fees                                                   3,450      2,908      2,655
       Data and check processing                                           3,088      4,767      3,634
       Merger integration costs (note 3)                                      --      1,124        773
       Amortization of intangible assets (note 3)                          3,288      3,939      2,063
       ATM/debit card expense                                              1,565      1,357        807
       Other                                                               7,977      9,265      6,632
                                                                        --------   --------   --------
              Subtotal                                                    71,256     70,582     51,146
       Establishment of charitable foundation                                 --         --      5,000
                                                                        --------   --------   --------
              Total non-interest expense                                  71,256     70,582     56,146
                                                                        --------   --------   --------
                  Income before income tax expense                        29,453     32,446     16,153
Income tax expense (note 11)                                               9,258     11,204      5,136
                                                                        --------   --------   --------
                  Net income                                            $ 20,195   $ 21,242   $ 11,017
                                                                        ========   ========   ========
Earnings per common share (note 14):
       Basic                                                            $   0.49   $   0.49   $   0.30
       Diluted                                                              0.49       0.49       0.29

See accompanying notes to consolidated financial statements

                    PROVIDENT BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity Y
                  ears Ended September 30, 2006, 2005 and 2004
                 (Dollars in thousands, except per share data)

                                                                                                             Accumulated
                                                                                                                Other       Total
                                                 Additional  Unallocated    Common                             Compre-      Stock-
                                       Common      Paid-in      ESOP     Stock Awards  Treasury   Retained     hensive     holders'
                                        Stock      Capital     Shares     Under RRP     Stock     Earnings      Loss       Equity
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at October 1, 2003                   82   $  38,032   $  (1,597)  $    (506)  $  (7,780)  $  85,398   $   3,482   $ 117,857
Net income                                   --          --          --          --          --      11,017          --      11,017
Other comprehensive loss (note 13)           --          --          --          --          --          --      (3,779)     (3,779)
                                                                                                                          ---------
         Total comprehensive income                                                                                           7,238
Reorganization and common stock
      offering                             (476)    185,254          --          --       7,680          --          --     192,458
Purchase of ENB Holding Co., Inc.
      (3,969,671 shares)                     40      39,657          --          --          --          --          --      39,697
Establishment of ESOP Plan (998,650
      shares)                                --          --      (9,987)         --          --          --          --      (9,987)
Formation of Charitable Foundation            4       3,996          --          --          --          --          --       4,000
Cash dividends paid ($0.15 per
      common share)                          --          --          --          --          --      (5,008)         --      (5,008)
Purchases of treasury stock (36,794
      shares)                                --          --          --          --        (432)         --          --        (432)
ESOP shares allocated or committed
      to be released for allocation
      (145,850 shares)                       --       1,166         730          --          --          --          --       1,896
Vesting of RRP shares                        --          --          --         506          --          --          --         506
Stock option transactions, net                1       1,220          --          --         100         (34)         --       1,287
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at September 30, 2004               397     269,325     (10,854)         --        (432)     91,373        (297)    349,512
Net income                                   --                                                      21,242                  21,242
Other comprehensive loss (note 13)           --                                                                  (8,070)     (8,070)
                                                                                                                          ---------
         Total comprehensive income                                                                                          13,172
Purchase of Warwick Community
      Bancorp, Inc.  ("WCBI")
      (6,257,896 shares)                     62      74,531          --          --          --          --          --      74,593
Tax benefits:
     Elimination of WCBI RRP Plan            --         276          --          --          --          --          --         276
     Stock-based compensation plans          --         265          --          --          --          --          --         265
RRP awards                                   --          --          --      (9,789)      9,803         (14)         --          --
Stock option transactions, net               --          58          --          --         695        (650)         --         103
ESOP shares allocated or committed
     to be released for allocation
     (161,250 shares)                        --       1,176         809          --          --          --          --       1,985
Vesting of RRP shares                        --          --          --         979          --          --          --         979
Purchase of treasury stock
     (3,206,318 shares)                                                                 (38,261)                            (38,261)
Cash dividends paid ($0.17 per
     common share)                           --          --          --          --          --      (7,467)         --      (7,467)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at September 30, 2005               459     345,631     (10,045)     (8,810)    (28,195)    104,484      (8,367)    395,157
Net income                                                                                           20,195                  20,195
Other comprehensive (loss)/income
     (note 13)                                                                                                      765         765
                                                                                                                          ---------
         Total comprehensive income                                                                                          20,960
Reclassification in accordance with
     SFAS No.123R                            --      (8,810)         --       8,810          --          --          --          --
Purchase of Hudson Valley Investment
      Advisors, Inc. (208,331 shares)        --          57          --          --       2,683          --          --       2,740
Deferred compensation transactions           --       1,220          --          --          --          --          --       1,220
Stock option transactions, net               --       1,510          --          --       2,130      (1,393)         --       2,247
ESOP shares allocated or committed
     to be released for allocation
    (212,622 shares)                         --       1,651         946          --          --          --          --       2,597
RRP awards                                   --        (311)         --          --         307           4          --          --
Vesting of RRP shares                        --       1,822          --          --          --          --          --       1,822
Other RRP transactions                       --         804          --          --        (562)         --          --         242
Purchase of treasury stock
     (1,161,894 shares)                      --          --          --          --     (13,336)         --          --     (13,336)
Cash dividends paid ($0.20 per
     common share)                           --          --          --          --          --      (8,363)         --      (8,363)
                                                                                                                          ---------

Balance at September 30, 2006               459   $ 343,574   $  (9,099)  $      --   $ (36,973)  $ 114,927   $  (7,602)  $ 405,286
                                      =========   =========   =========   =========   =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                             2006         2005         2004
                                                                          ---------    ---------    ---------
Cash flows from operating activities:
      Net income                                                          $  20,195    $  21,242    $  11,017
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Provision for loan losses                                           1,200          750          800
          Depreciation and amortization of premises
              and equipment                                                   4,049        3,227        2,381
          Amortization of intangibles                                         3,288        3,939        2,063
          Gain on sales of securities available for sale                         --         (369)      (2,455)
          Gain on sales of loans held for sale                                 (117)        (206)        (320)
          Gain on sales of fixed assets                                          --           --          (73)
          Net amortization of premiums and discounts
              on securities                                                   2,957        4,398        2,661
          ESOP and RRP expense                                                4,771        2,964        2,402
          Stock option compensation expense                                   1,129           --           --
          Originations of loans held for sale                               (16,022)     (19,255)     (14,638)
          Proceeds from sales of loans held for sale                          8,666       20,316       16,467
          Increase in cash surrender value of bank owned life insurance      (1,641)      (1,418)        (552)
          Deferred income tax (benefit) expense                               1,886        3,261       (1,076)
          Net changes in accrued interest receivable
              and payable                                                      (523)        (786)         208
          Other adjustments (principally net changes in other
              assets and other liabilities)                                  (6,011)      (3,573)      (3,239)
                                                                          ---------    ---------    ---------
                     Net cash provided by operating activities               23,827       34,490       15,646
                                                                          ---------    ---------    ---------
Cash flows from investing activities:
      Purchases of securities:
         Available for sale                                                (258,996)    (385,270)    (468,417)
         Held to maturity                                                   (22,610)     (23,673)     (12,245)
      Proceeds from maturities, calls and other principal payments on securities:
          Available for sale                                                128,413      146,597       91,256
          Held to maturity                                                   32,486       23,872       19,634
      Proceeds from sales of securities available for sale                       --       61,522      163,263
      Cash paid for securities purchased, not yet settled                    (7,392)          --           --
      Loan originations                                                    (624,524)    (496,117)    (342,456)
      Loan principal payments                                               511,680      421,991      278,011
      Purchase of FHLB stock, net                                           (12,185)      (3,481)      (2,027)
      Purchase of Warwick Community Bancorp, Inc.                                --      164,486           --
      Purchase of ENB Holding Co., Inc.                                          --           --       60,355
      Purchase of HSBC South Fallsburg Branch                                    --       18,938           --
      Purchase of Hudson Valley Investment Advisors, Inc., net of cash
          and cash equivalents acquired                                      (2,622)          --           --
      Increase in bank owned life insurance                                      --       (9,684)          --
      Purchases of premises and equipment                                    (3,883)      (6,096)      (3,631)
      Proceeds from sales of fixed assets                                       196           --          434
      Proceeds from sales of other real estate owned                             --           --          135
      Other investing activities                                                331           --          (55)
                                                                          ---------    ---------    ---------
                    Net cash used in investing activities                  (259,106)     (86,915)    (215,743)
                                                                          ---------    ---------    ---------

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows Continued
                  Years Ended September 30, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                          2006         2005         2004
                                                                        ---------    ---------    ---------
Cash flows from financing activities:
      Net (decrease) increase  in deposits                              $   3,366    $ (11,671)   $  43,121
      Net increase in borrowings                                          243,459       68,636       50,152
      Net (decrease) increase in mortgage escrow funds                        490       (2,910)      (1,423)
      Common stock offering proceeds, net                                      --           --      192,363
      Treasury shares purchased                                           (13,336)     (38,261)        (432)
      Stock option transactions                                               737          103          125
      Shares purchased for ESOP plan                                           --           --       (9,987)
      Formation of charitable foundation                                       --           --        4,000
      Recapitalization related to second-step stock conversion                 --           --           95
      Tax benefits generated from equity transactions                         640          541        1,162
      Other stock-based compensation transactions                           1,462           --           --
      Cash dividends paid                                                  (8,363)      (7,467)      (5,008)
                                                                        ---------    ---------    ---------
              Net cash provided by financing activities                   228,455        8,971      274,168
                                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents                    $  (6,824)   $ (43,454)   $  74,071
Cash and cash equivalents at beginning of year                             64,117      107,571       33,500
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year                                $  57,293    $  64,117    $ 107,571
Supplemental information:
      Interest payments                                                 $  48,748    $  28,361    $   8,948
      Income tax payments                                                   2,530        8,511        4,461
      Acquisition of Hudson Valley Investment Advisors, Inc. (2006),
          Warwick Community Bancorp, Inc. (2005) and
          ENB Holding Co., Inc. (2004), accounted for
          using the purchase method:
              Fair value of assets acquired (incl. intangible assets)   $   5,240    $ 806,114    $ 406,267
              Fair value of liabilities assumed                                --      658,919      329,797
                                                                        ---------    ---------    ---------
              Net fair value                                            $   5,240    $ 147,195    $  76,470
                                                                        ---------    ---------    ---------
              Cash portion of purchase transaction                      $   2,500    $  72,601    $  36,773
              Stock portion of purchase transaction                         2,740       74,594       39,697
                                                                        ---------    ---------    ---------
              Total consideration paid for acquisitions                 $   5,240    $ 147,195    $  76,470
                                                                        =========    =========    =========

      Cash received from HSBC branch purchase                           $      --    $  18,938    $      --
      Loans transferred to real estate owned                                   --           --          112
      Net change in unrealized gains recorded on securities
          available for sale                                                1,118       13,494       (6,130)
      Change in deferred taxes on unrealized gains on securities
          available for sale                                                 (466)       5,375        2,447
      Issuance of RRP shares                                                  311        9,789           --

See accompanying notes to consolidated financial statements

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

      As a result of the stock offering and conversion, the Bank was a wholly owned subsidiary of Provident Bancorp, Inc. (Parent), which changed its name as described below, to a publicly held bank holding company. Collectively, the Bank and Parent company are referred to herein as the "Company." In addition, the Company simultaneously completed its acquisition of E.N.B. Holding Company, Inc., ("ENB") located in Ellenville, New York (see Note 3 "Acquisitions").

      Provident Bancorp, Inc. sold 19,573,000 shares of common stock at $10.00 per share to depositors of the Bank as of June 30, 2002 and September 30, 2003. The new holding company also issued 400,000 shares of common stock and contributed $1.0 million in cash to the Provident Bank Charitable
      Foundation. In addition, each outstanding share of common stock of Provident Federal, as of January 14, 2004 was exchanged for 4.4323 new shares of the Company's common stock.

      Cash was paid in lieu of the issuance of fractional shares. In connection with the Conversion, the number of shares of authorized but un-issued preferred stock was unchanged and the amount of common stock authorized was increased to 75,000,000 shares par value $0.01. The Conversion was accounted for as reorganization in corporate form, with no change in the historical basis of the Company's assets and liabilities. Outstanding shares for purposes of calculating prior year per share amounts have been adjusted to reflect to the exchange ratio applied in the Conversion.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Prior year share data within the consolidated statements of condition have not been restated for the exchange ratio.

      Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees, and printing and mailing costs, were $3.5 million and accordingly, net offering proceeds were $192.2 million.

      On June 29, 2005, Provident Bancorp, Inc. changed its name to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names. It began trading on the NASDAQ under the stock symbol "PBNY" on that date. Prior to that date its common stock traded under the stock symbol "PBCP."

(2)   Nature of Business and Summary of Significant Accounting Policies

      The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster and Putnam Counties, New York and Bergen County, New Jersey. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) as a result of the merger of the Savings Insurance Fund and the Bank Insurance Funds of the FDIC effective March 31, 2006. The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. 83% of the Bank's loans are collateralized or dependent on real estate.

(a)        Basis of Financial Statement Presentation

           The consolidated financial statements include the accounts of Provident New York Bancorp, Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate, the Bank, Hudson Valley Investment Advisors, LLC, a registered investment advisor, and the Bank's wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank
           (PMB) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company's market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company's real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank's customers. Intercompany transactions and balances are eliminated in consolidation.

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

           Certain prior-year amounts have been reclassified to conform to the current-year presentation. Effective September 30, 2003, $371 was reclassified from the allowance for loan losses to a reserve for contingent loan commitments. On September 30, 2004, 2005 and 2006, respectively, an

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

           additional $334, $256 and $395 were reclassified. All previous information has been adjusted to reflect this reclassification. For purposes of reporting cash flows, cash equivalents (if any) include highly liquid, short-term investments such as overnight federal funds.

(b)        Securities

           Securities include US Treasury, US Government Agency, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations, marketable and equity securities.

           The Company can classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

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

           Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed other-than-temporary if there are serious credit concerns regarding a particular debt issuer, or severe fluctuation in interest rates. The other-than-temporary adjustment is charged to current earnings in the period of measurement. The method employed to determine the loss in value is covered in Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer", which covers the requisite treatment for purchased loans with potential credit loss and/or those which return a lower than expected yield.

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

           A loan is placed on non-accrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year and interest, recorded in the prior year, is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower's financial condition and payment record.

           The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time. Interest and fees on loans include prepayment fees and late charges collected. Such accounts include $959 for 2006 and $901 and $438 reclassified from non-interest income in 2005 and 2004 to interest income, respectively.

(d)        Allowance for Loan Losses

           The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

           The allowance for loan losses is an amount that management believes is necessary to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of the loans. Management's evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company's past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers' ability to pay. Future adjustments to the allowance for loan losses may be necessary, based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.

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

(f)        Federal Home Loan Bank Stock

           As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

(g)        Premises and Equipment

           Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

(h)        Goodwill and Other Intangible Assets

           Goodwill recorded in the acquisitions is not amortized to expense, but instead, is evaluated for impairment at least annually. The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years, and are evaluated for impairment at least annually. Impairment losses on intangible assets are charged to expense, if and when they occur.

(i)        Real Estate Owned

           Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets.

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

           A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion, or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

(l)        Stock-Based Compensation Plans

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

           The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation," and related interpretations in accounting for its stock option plan. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption for all publicly owned companies for fiscal periods ending after June 15, 2005. As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company's stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

           though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company's stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans, which were compensatory per APB 25, and had grant-date intrinsic value such as restricted stock grants (RRPs).

           The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted, vested or modified after the date of adoption. During 2006 the Company issued 141,000 new stock-based option awards and recognized total non-cash stock-based compensation cost of $1,129 primarily for shares awarded during the transition period, along with the fair value of these new grants. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $3.7 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123R.


           The Company's stock-based compensation plans allow for accelerated vesting when employees retire under circumstance in accordance with the terms of the plans. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R, which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be far less than the plan's five-year vesting period depending upon the age of the grantee. As of September 30, 2006, 400,860 restricted stock shares and 383,824 stock options were potentially subject to accelerated vesting, but will not be expensed over a shorter time period, unless acceleration is deemed to have occurred. During 2006, the Company recognized expense associated with the acceleration of 30,100 restricted stock shares. The Company granted 5,000 stock options which will be expensed over a shorter period, reflecting the potential for acceleration.


           The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123R had been applied to all outstanding awards for the years ended September 30, 2005 and 2004:

                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------
           Net income, as reported                      $   21,242   $   11,017
           Add: total stock-based compensation expense
                included in net income as reported,
                net of related tax effects                     641          345
           Deduct: stock option
                expense determined under
                the fair-value-based method,
                net of related tax effects                  (2,125)        (539)
                                                        ----------   ----------
           Pro forma net income                         $   19,758   $   10,823
                                                        ==========   ==========
           Earnings per share:(1)
                Basic, as reported                      $     0.49   $     0.30
                                                        ==========   ==========
                Basic, pro forma                              0.46         0.29
                                                        ==========   ==========
                Diluted, as reported                          0.49         0.29
                                                        ==========   ==========
                Diluted, pro forma                            0.45         0.29
                                                        ==========   ==========

          (1) Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company's second-step conversion in January 2004.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)


                The estimated per-share fair value of stock options granted in fiscal 2006, 2005 and 2004 was $3.68, $3.07, and $2.71, respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years: dividend yields of 1.6%, 1.4%, and 1.4%; expected volatility rates of 25%, 19%, and 20%; risk-free interest rates of 4.9%, 4.5%, and 2.7%; and expected option lives of approximately 8.6 years, 7.9 years, and 4.0 years.

(m)        Earnings Per Share

           Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

           Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested RRP shares became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares include all shares issued to the Mutual Holding Company (for the period outstanding during the year ending September 30, 2004), but exclude unallocated ESOP shares.

(n)        Segment Information

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

         On June 1, 2006 the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of its common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC ("HVIA") as a subsidiary of the Company. In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $2.5 million in goodwill. The amortizable intangible assets consist of $2.3 million of the value of the non-competition rights and $0.5 million of the value of a customer list. Such intangible assets are being amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable quarterly, equal to 50% of the net revenues, as defined, and is eligible to receive an additional $1.0 million earnout over a five year period, if certain revenues are achieved. The Company has an option to purchase the management contract under certain circumstances.

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

On April 23, 2002, the Company completed its acquisition of the National Bank of Florida ("NBF"), located in Florida, New York.

      Summary of Financial Transactions. Below is the summary of the financial transactions, including a branch purchase in 2005 of an HSBC Bank USA, National Association ("HSBC") branch office.

                                                  HVIA         HSBC             WSB          ENB           NBF          Total
                                              ----------------------------------------------------------------------------------
At Acquisition Date
-------------------------------------------
Number of shares issued                           208,331            --      6,257,896     3,969,676            --    10,435,903
Loans acquired                                $        --   $     2,045    $   284,522   $   213,730   $    23,112   $   523,409
Deposits assumed                                       --        23,319        475,150       327,284        88,182       913,935
Cash paid/(received)                                2,500       (18,938)        72,601        36,773        28,100       121,036
Goodwill                                            2,531            --         91,576        51,794        13,063       158,964
Core deposit/other intangibles                      2,830         1,690         10,395         6,624         1,787        23,326
At September 30, 2006
-------------------------------------------
Goodwill                                      $     2,533   $        --    $    91,671   $    52,277   $    13,336   $   159,817
Accumulated core deposit/other amortization            94           487          3,604         4,419         1,409        10,013
Net core deposit/other intangible                   2,736         1,203          6,791         2,205           378        13,313


----------------------------------------------
* In addition to the above, the Company also carries $877 in mortgage sericing rights.

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions.

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets:

           At September 30, 2006                Amortization
        ---------------------------            --------------
        Less than one year                        $ 3,039
        One to two years                            2,599
        Two to three years                          2,192
        Three to four years                         1,848
        Four to five years                          1,358
        Beyond five years                           2,277
                                               --------------
               Total                              $13,313
                                               ==============

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Purchase Price Allocation. The following table summarizes the purchase price allocation relating to the acquisitions of WSB, ENB and HVIA. This allocation is based on the estimated fair values of assets acquired and liabilities assumed at the acquisition date.

                                                  HVIA         WSB          ENB
                                                 June 1,    October 1,   January 14,
                                                  2006         2004         2004
                                               ----------   ----------   ----------
Cash and cash equivalents                      $       --   $   83,458   $   29,218
Securities available for sale                          --      302,159       96,960
Loans, net                                             --      286,511      213,730
Goodwill                                            2,531       91,576       51,794
Core deposit and other intangible assets            2,830       10,395        6,624
Other assets                                           --       32,388        8,005
                                               ----------   ----------   ----------
         Total assets                               5,361      806,487      406,331

Deposits                                               --      480,054      327,284
Other liabilities                                     121      179,238        2,577
                                               ----------   ----------   ----------
         Total liabilities assumed                     --      659,292      329,861
                                               ----------   ----------   ----------
         Net assets acquired                   $    5,240   $  147,195   $   76,470
                                               ==========   ==========   ==========

         Consideration paid for acquisitions   $    5,240   $  147,195   $   76,470
                                               ==========   ==========   ==========

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(4)   Securities Available for Sale

      The following is a summary of securities available for sale:

                                                                        Gross        Gross
                                                          Amortized  Unrealized    Unrealized     Fair
                                                             Cost       Gains        Losses       Value
                                                          ---------   ---------    ---------    ---------
September 30, 2006
------------------
       Mortgage-backed securities
               Fannie Mae                                 $ 404,168   $     270    $  (7,954)   $ 396,484
               Freddie Mac                                  132,921         212       (2,014)     131,119
               Other                                         41,466         139         (508)      41,097
                                                          ---------   ---------    ---------    ---------
                                                            578,555         621      (10,476)     568,700
                                                          ---------   ---------    ---------    ---------
       Investment securities
               U.S. Government securities                    17,012          --         (294)      16,718
               Federal agencies                             272,494          29       (3,061)     269,462
               State and municipal securities                95,405         799         (234)      95,970
               Equities                                         947           7          (75)         879
                                                          ---------   ---------    ---------    ---------
                                                            385,858         835       (3,664)     383,029
                                                          ---------   ---------    ---------    ---------
                               Total available for sale   $ 964,413   $   1,456    $ (14,140)   $ 951,729
                                                          =========   =========    =========    =========
September 30, 2005
------------------
       Mortgage-backed securities
               Fannie Mae                                 $ 422,867   $      99    $  (6,356)   $ 416,610
               Freddie Mac                                   71,733           9       (1,511)      70,231
               Other                                         28,209          --         (272)      27,937
                                                          ---------   ---------    ---------    ---------
                                                            522,809         108       (8,139)     514,778
                                                          ---------   ---------    ---------    ---------
       Investment securities
               U.S. Government securities                    19,006          --         (398)      18,608
               Federal agencies                             243,763          --       (4,746)     239,017
               State and municipal securities                50,176          87         (572)      49,691
               Equities                                         947           5          (94)         858
                                                          ---------   ---------    ---------    ---------
                                                            313,892          92       (5,810)     308,174
                                                          ---------   ---------    ---------    ---------
                               Total available for sale   $ 836,701   $     200    $ (13,949)   $ 822,952
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

                                                 September 30, 2006
                                           ---------------------------------
                                            Amortized cost      Fair Value
                                           ---------------   ---------------
Remaining period to contractual maturity
              Less than one year           $       183,341   $       181,521
              One to five years                    114,678           113,097
              Five to ten years                     10,861            10,814
              Greater than ten years                76,031            76,718
                                           ---------------   ---------------
Total                                      $       384,911   $       382,150
                                           ===============   ===============

Proceeds from sales of securities available for sale during the years ended September 30, 2005 and 2004 totaled $61,522 and $163,263, respectively. These sales resulted in gross realized gains of $916, and $2,556 for the years ended September 30, 2005 and 2004, respectively, and gross realized losses of $547, and $101 in fiscal 2005 and 2004, respectively. There were no sales of securities for the year ended September 30, 2006.

Securities, including held to maturity securities, with carrying amounts of $427,905 and $162,580 were pledged as collateral for borrowings at September 30, 2006 and September 30, 2005, respectively. U.S. Government and municipal securities with carrying amounts of $180,478 and $134,779 were pledged as collateral for municipal deposits and other purposes at September 30, 2006 and September 30, 2005, respectively.

Securities  Available  for Sale with  Unrealized  Losses.  The  following  table
summarizes  those  securities   available  for  sale  with  unrealized   losses,
segregated by the length of time in a continuous unrealized loss position:

                                                   Continuous Unrealized Loss Position
                                        ----------------------------------------------------------
                                             Less Than 12 Months           12 Months or Longer                  Total
                                        ------------------------------------------------------------------------------------------
                                            Fair         Unrealized        Fair        Unrealized        Fair         Unrealized
As of September 30, 2006                    Value          Losses          Value         Losses          Value          Losses
----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities              $     71,092   $       (627)   $    392,338   $     (9,849)   $    463,430   $    (10,476)
U.S. Government and agency securities         34,655           (282)        231,584         (3,073)        266,239         (3,355)
State and municipal securities                 9,281            (31)         14,409           (203)         23,690           (234)
Equity securities                                105             --             767            (75)            872            (75)
                                        ------------------------------------------------------------------------------------------
     Total                              $    115,133   $       (940)   $    639,098   $    (13,200)   $    754,231   $    (14,140)
                                        ==========================================================================================

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                   Continuous Unrealized Loss Position
                                        ----------------------------------------------------------
                                             Less Than 12 Months           12 Months or Longer                  Total
                                        ------------------------------------------------------------------------------------------
                                            Fair         Unrealized        Fair        Unrealized        Fair         Unrealized
As of September 30, 2005                    Value          Losses          Value         Losses          Value          Losses
----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities              $    318,663   $     (4,193)   $    178,500   $     (3,946)   $    497,163   $     (8,139)
U.S. Government and agency securities        162,731         (2,644)         94,895         (2,500)        257,626         (5,144)
State and municipal securities                37,665           (457)          5,546           (115)         43,211           (572)
Equity securities                                105             --             748            (94)            853            (94)
                                        ------------------------------------------------------------------------------------------
     Total                              $    519,164   $     (7,294)   $    279,689   $     (6,655)   $    798,853   $    (13,949)
                                        ==========================================================================================

      Substantially all of the unrealized losses at September 30, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2006. A total of 55 available for sale securities were in a continuous unrealized loss position for less than 12 months, and 272 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2006 except for an investment in Freddie Mac perpetual preferred stock, for which it has been determined that an impairment loss (in 2005) of $94 existed on a recorded basis of $935. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(5)   Securities Held to Maturity

      The following is a summary of securities held to maturity:

                                                                   Gross        Gross
                                                    Amortized   Unrealized    Unrealized      Fair
                                                       Cost        Gains        Losses        Value
                                                   ----------   ----------    ----------    ----------
September 30, 2006
Mortgage-backed securities
              Fannie Mae                           $    9,102   $       56    $     (176)   $    8,982
              Freddie Mac                               9,138           38          (118)        9,058
              Ginnie Mae & other                        1,699           50            --         1,749
                                                   ----------   ----------    ----------    ----------
                                                       19,939          144          (294)       19,789
Investment securities
              State and municipal                      40,892          323          (288)       40,927
              Other                                       156            5            (1)          160
                                                   ----------   ----------    ----------    ----------
                          Subtotal                     41,048          328          (289)       41,087
                                                   ----------   ----------    ----------    ----------
                          Total held to maturity   $   60,987   $      472    $     (583)   $   60,876
                                                   ==========   ==========    ==========    ==========
September 30, 2005
Mortgage-backed securities
              Fannie Mae                           $   11,504   $      152    $     (160)   $   11,496
              Freddie Mac                              12,838          122          (135)       12,825
              Ginnie Mae & other                        2,369           59            --         2,428
                                                   ----------   ----------    ----------    ----------
                                                       26,711          333          (295)       26,749
Investment securities
              State and municipal                      43,931          482          (321)       44,092
              Other                                       307            7            (4)          310
                                                   ----------   ----------    ----------    ----------
                          Subtotal                     44,238          489          (325)       44,402
                                                   ----------   ----------    ----------    ----------
                          Total held to maturity   $   70,949   $      822    $     (620)   $   71,151
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

                                                  September 30, 2006
                                               -----------------------
                                               Amortized
                                                  cost      Fair value
                                               ----------   ----------
Remaining period to contractual
          maturity:
                      Less than one year       $   22,593   $   22,570
                      One to five years             7,843        7,891
                      Five to ten years             6,148        6,133
                      Greater than ten years        4,464        4,493
                                               ----------   ----------
                                   Total       $   41,048   $   41,087
                                               ==========   ==========

There were no sales of securities held to maturity during the years ended September 30, 2006, 2005 and 2004.

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

                                            Continuous Unrealized Loss Position
                                 ----------------------------------------------------------
                                      Less Than 12 Months           12 Months or Longer                  Total
                                 -----------------------------------------------------------------------------------------
                                     Fair        Unrealized        Fair         Unrealized        Fair         Unrealized
As of September 30, 2006             Value         Losses          Value          Losses          Value          Losses
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities       $      1,121   $         (3)   $     10,090   $       (291)   $     11,211   $       (294)
State and municipal securities         18,998            (89)          4,424           (199)         23,422           (288)
Other securities                                                         100             (1)            100             (1)
                                 ------------   ------------    ------------   ------------    ------------   ------------
     Total                       $     20,119   $        (92)   $     14,614   $       (491)   $     34,733   $       (583)
                                 ============   ============    ============   ============    ============   ============

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                            Continuous Unrealized Loss Position
                                 ----------------------------------------------------------
                                      Less Than 12 Months           12 Months or Longer                  Total
                                 -----------------------------------------------------------------------------------------
                                     Fair        Unrealized        Fair         Unrealized        Fair         Unrealized
As of September 30, 2005             Value         Losses          Value          Losses          Value          Losses
--------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities       $      7,336   $       (175)   $      5,595   $       (120)   $     12,931   $       (295)
State and municipal securities         24,504           (161)          3,037           (160)         27,541           (321)
Other securities                           --             --             100             (4)            100             (4)
                                 ------------   ------------    ------------   ------------    ------------   ------------
     Total                       $     31,840   $       (336)   $      8,732   $       (284)   $     40,572   $       (620)
                                 ============   ============    ============   ============    ============   ============

      Substantially all of the unrealized losses on held to maturity securities at September 30, 2006 relate to investment grade securities or local municipal general obligation bonds and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2006. A total of 58 held-to-maturity securities were in a continuous unrealized loss position for less than 12 months, and 32 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2006. (See Recent Accounting Standards for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(6)   Loans

      The components of the loan portfolio, excluding loans held for sale, were as follows:

                                                          September 30,
                                                   --------------------------
                                                       2006           2005
                                                   -----------    -----------
One-  to four-family residential mortgage loans:
           Fixed rate                              $   406,139    $   395,463
           Adjustable rate                              56,857         61,331
                                                   -----------    -----------
                                                       462,996        456,794
                                                   -----------    -----------
Commercial real estate loans                           529,607        497,936
Commercial business loans                              160,823        148,825
Construction loans                                      96,656         66,710
                                                   -----------    -----------
                                                       787,086        713,471
                                                   -----------    -----------
Consumer loans:
      Home equity lines of credit                      149,862        134,997
      Homeowner loans                                   55,968         40,221
      Other consumer loans                              17,646         16,590
                                                   -----------    -----------
                                                       223,476        191,808
                                                   -----------    -----------
                 Total loans                         1,473,558      1,362,073
Allowance for loan losses                              (20,373)       (21,047)
                                                   -----------    -----------
                 Total loans, net                  $ 1,453,185    $ 1,341,026
                                                   ===========    ===========

      Total loans include net deferred loan origination costs of $2,853 and $2,110 at September 30, 2006 and September 30, 2005, respectively.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

The principal balances of non-performing loans were as follows:

                                                          2006                                         2005
                                      -------------------------------------------   -------------------------------------------

                                        90 days past due                              90 days past due
                                       and still accruing        Non-Accrual         and still accruing        Non-Accrual
                                      --------------------   --------------------   --------------------   --------------------
One- to four-family residential
              mortgage loans          $                629   $                472   $              1,337   $                 65
Commercial real estate loans                           613                  2,367                     92                     --
Commercial business loans                               30                    459                     --                    120
Consumer loans                                         310                    144                     --                     27
                                      --------------------   --------------------   --------------------   --------------------
         Total non-performing loans                  1,582                  3,442   $              1,429   $                212
                                      ====================   ====================   ====================   ====================

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $372, $8, and $163, for the years ended September 30, 2006, 2005 and 2004, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $127, $7, and $119, respectively.

The Company had no recorded investment in impaired loans, as defined by SFAS No. 114, at September 30, 2006 or September 30, 2005. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance was not required at September 30, 2006 and 2005 due to the adequacy of collateral values. The Company's average recorded investment in impaired loans was $0 and $116 during the years ended September 30, 2006 and 2005, respectively.

Activity in the allowance for loan losses is summarized as follows:

                                          Year ended September 30,
                                     --------------------------------
                                       2006        2005        2004
                                     --------    --------    --------
Balance at beginning of year         $ 21,047    $ 16,648    $ 10,698
Transfer to reserve for contingent
  loan commitments                       (395)       (256)       (334)
Provision for loan losses               1,200         750         800
Charge-offs                            (1,836)     (1,153)       (484)
Recoveries                                357         178         218
Allowance recorded in acquisitions         --       4,880       5,750
                                     --------    --------    --------
Balance at end of year               $ 20,373    $ 21,047    $ 16,648
                                     ========    ========    ========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2006, 2005 and 2004.

      Certain residential mortgage loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $115 in fiscal 2006, $206 in fiscal 2005, and $320 in fiscal 2004. At September 30, 2006 and 2005 there was $7,473 (student loans) and $0 in loans held for sale, respectively. Other intangible assets at September 30, 2006 and 2005 include capitalized mortgage servicing rights with an amortized cost of $877 and $836, respectively, which are recorded at the lower of cost or fair market value.

      The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others, including loan participations, totaled approximately $131,291, $131,825 and $128,794 at September 30, 2006, 2005 and 2004, respectively. Mortgage escrow funds include balances of $507 and $554 at September 30, 2006 and 2005, respectively, related to loans serviced for others.

(7)   Accrued Interest Receivable

      The components of accrued interest receivable were as follows:

                                                          September 30,
                                                        -----------------
                                                          2006      2005
                                                        -------   -------
      Loans                                             $ 5,803   $ 4,908
      Securities                                          7,425     5,686
                                                        -------   -------
                    Total accrued interest receivable   $13,228   $10,594
                                                        =======   =======

(8)   Premises and Equipment, Net

      Premises and equipment are summarized as follows:

                                                           September 30,
                                                        --------------------
                                                          2006        2005
                                                        --------    --------
      Land and land improvements                        $  3,986    $  3,867
      Buildings                                           20,012      21,146
      Leasehold improvements                               8,733       7,784
      Furniture, fixtures, and equipment                  22,848      19,328
                                                        --------    --------
                                                          55,579      52,125
      Accumulated depreciation and amortization          (23,840)    (20,024)
                                                        --------    --------
                    Total premises and equipment, net   $ 31,739    $ 32,101
                                                        ========    ========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(9)   Deposits

      Deposit balances and weighted average interest rates are summarized as follows:

                                                  September 30,
                                     -------------------------------------
                                             2006               2005
                                     -----------------    ----------------
                                       Amount     Rate      Amount    Rate
                                     ----------   ----    ----------  ----
      Demand deposits:
             Retail                  $  163,582     --%   $  170,434    --%
             Commercial                 203,265     --       214,647     --
      Business NOW deposits              50,546   0.50        60,214   0.44
      Personal NOW deposits             103,186   0.22       105,730   0.29
      Savings deposits                  378,337   0.52       481,674   0.53
      Money market deposits             238,977   2.24       222,091   1.27
      Certificates of deposit           591,766   4.36       471,611   2.94
                                     ----------           ----------
                    Total deposits   $1,729,659   1.93%   $1,726,401   1.15%
                                     ==========           ==========

      Municipal deposits held by PMB totaled $147.6 million and $116.9 million at September 30, 2006 and September 30, 2005, respectively. See Note 4, "Securities Available for Sale," for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

      Certificates of deposit had remaining periods to contractual maturity as follows:

                                                                September 30,
                                                             -------------------
                                                               2006       2005
                                                             --------   --------
      Remaining period to contractual maturity:
              Less than one year                             $552,598   $406,181
              One to two years                                 21,353     40,947
              Two to three years                               12,816     10,131
              Greater than three years                          4,999     14,352
                                                             --------   --------
                             Total certificates of deposit   $591,766   $471,611
                                                             ========   ========

      Certificate  of  deposit  accounts  with a  denomination  of  $100 or more
      totaled   $202,683  and   $131,687  at   September   30,  2006  and  2005,
      respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Interest expense on deposits is summarized as follows:

                                                   Years ended September 30,
                                                  ---------------------------
                                                    2006      2005      2004
                                                  -------   -------   -------
      Savings deposits                            $ 2,258   $ 3,070   $ 1,570
      Money market and NOW deposits                 4,689     3,155     1,048
      Certificates of deposit                      19,855     9,851     5,283
                                                  -------   -------   -------
                         Total interest expense   $26,802   $16,076   $ 7,901
                                                  =======   =======   =======

(10)  FHLB and Other Borrowings

      The Company's FHLB and other borrowings and weighted average interest rates are summarized as follows:

                                                                   September 30,
                                                     ------------------------------------------
                                                             2006                  2005
                                                     -------------------    -------------------
                                                      Amount      Rate       Amount      Rate
                                                     --------   --------    --------   --------
      By type of borrowing:
                    Advances                         $350,163       5.18%   $296,636       3.86%
                    Repurchase agreements             332,576       5.04%    145,567       3.62%
                                  Total borrowings   $682,739       5.11%   $442,203       3.78%
                                                     ========               ========
      By remaining period to maturity:
                    Less than one year$               565,555       5.40%   $235,212       3.84%
                    One to two years                   32,180       3.28%     18,115       3.62%
                    Two to three years                 38,266       3.80%     51,719       3.62%
                    Three to four years                21,337       3.84%     52,450       3.73%
                    Four to five years                 21,560       3.82%     16,313       3.78%
                    Greater than five years             3,841       4.89%     68,394       3.73%
                                                     --------               --------
                                  Total borrowings   $682,739       5.11%   $442,203       3.78%
                                                     ========               ========

      As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2006 and September 30, 2005, the Bank had pledged mortgages totaling $354,720 and $301,154, respectively. The Bank had also pledged securities with carrying amounts of $427,905 and $162,580 as of September 30, 2006 and September 30, 2005, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which totaled $670,091 and $426,656 as of September 30, 2006 and September 30, 2005, the bank had unused borrowing capacity under the FHLB of New York Line of Credit of $102,592 and $31,625, respectively. The Bank may borrow an additional amount by pledging securities not required to be pledged for other purposes with a market value of $406,143 as of September 30, 2006.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Securities repurchase agreements had weighted average remaining terms to maturity of approximately 0.6 years and 3.4 years at September 30, 2006 and 2005, respectively. Average borrowings under securities repurchase agreements were $180,744 and $164,541 during the years ended September 30, 2006 and 2005, respectively, and the maximum outstanding month-end balance was $321,200 and $167,062, respectively.

      FHLB borrowings of $85.7 million and $122.1 at September 30, 2006 and 2005 respectively are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 0.6 years and 3.3 years and weighted average interest rates of 5.15% and 4.71% at September 30, 2006 and 2005, respectively. For the year ended September 30, 2006 FHLB called $51.4 million in borrowings assumed in acquisitions and wrote off $1.5 million in associated premiums reducing interest expense on borrowings by $3.7 million on an annualized basis. No borrowings with associated premiums were called in prior years. The remaining premium on assumed callable borrowings is $3.1 million at September 30, 2006.

      Interest expense on borrowings consists principally of overnight and short-term advances, repurchase agreements from FHLB, and was $26.9 million, $15.7 million, and $5.1 million for years ending September 30, 2006, 2005, and 2004, respectively.

(11)  Income Taxes

      Income tax expense consists of the following:

                                                    Years ended September 30,
                                                  -----------------------------
                                                     2006      2005       2004
                                                  --------  --------   --------
      Current tax expense:
                    Federal                       $  6,647  $  7,340   $  5,556
                    State                              725       603        656
                                                  --------  --------   --------
                                                     7,372     7,943      6,212
                                                  --------  --------   --------
      Deferred tax expense (benefit):
                    Federal                          1,526     2,634       (789)
                    State                              360       627       (287)
                                                  --------  --------   --------
                                                     1,886     3,261     (1,076)
                                                  --------  --------   --------
                        Total income tax expense  $  9,258  $ 11,204   $  5,136
                                                  ========  ========   ========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

                                               Years ended September 30,
                                           ----------------------------------
                                             2006         2005         2004
                                           --------     --------     --------
      Tax at Federal statutory rate        $ 10,309     $ 11,356     $  5,654
      State income taxes, net of Federal
              tax benefit                       705          800          240
      Tax-exempt interest                    (1,372)        (653)        (460)
      Nondeductible portion of ESOP
              expense                           578          416          408
      BOLI income                              (574)        (627)        (193)
      Low-income housing tax credits            (72)         (72)         (72)
      Other, net                               (316)         (16)        (441)
                                           --------     --------     --------
              Actual income tax expense    $  9,258     $ 11,204     $  5,136
                                           ========     ========     ========
      Effective income tax rate                31.4%        34.5%        31.8%
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

                                                                              September 30,
                                                                         -----------------------
                                                                            2006         2005
                                                                         ----------   ----------
Deferred tax assets:
      Allowance for loan losses                                          $    8,326   $    8,601
      Deferred compensation                                                   3,952        3,194
      Purchase accounting adjustments                                         1,509        2,663
      Contribution carryforward                                                 388        1,343
      Net unrealized loss on securities available for sale                    5,096        5,483
      Goodwill                                                                  764          893
      Accrued post retirement expense                                           990        1,072
      LOC reserve                                                               554          393
      Other                                                                     983          984
                                                                         ----------   ----------
                   Total deferred tax assets                                 22,562       24,626
                                                                         ----------   ----------
Deferred tax liabilities:
      Undistributed earnings of subsidiary not
                   consolidated for tax returns purposes (REIT income)        6,909        6,455
      Prepaid pension costs                                                   1,564        1,222
      Core deposit intangibles                                                2,766        3,821
      Purchase accounting fair value adjustments                                639          883
      Depreciation of premises and equipment                                    491          406
      Other                                                                   1,667        1,243
                                                                         ----------   ----------
                   Total deferred tax liabilities                            14,036       14,030
                                                                         ----------   ----------
                   Net deferred tax asset                                $    8,526   $   10,596
                                                                         ==========   ==========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Based on management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2006 and 2005.

      The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank's base-year tax bad debt reserves for Federal tax purposes were $9,313 at both September 30, 2006 and 2005. The Bank's tax bad debt reserves for NY State purposes were $44,509 and $46,478 at September 30, 2006 and 2005, respectively. Associated deferred tax liabilities of $5,872 and $5,988 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves ($3,260) and New York State bad debt reserves ($2,612, net of federal benefit) will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank's stock or certain excess distributions by the Bank to Provident New York Bancorp and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

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

            In April, 2006 the Company approved merging both the ENB and WSB pension plans into the Provident Bank Pension Plan, effective April 30, 2006. As a result, the discount rate to determine the accumulated pension obligation was increased from 5.75% to 6.25%. This reduced unrecognized loss on plan assets from $3.8 million to $1.8 million. As the unrecognized loss fell to below 10% of the projected benefit obligation or plan assets, amortization of the unrecognized loss was discontinued as of April 30, 2006.

            In July, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan ("the Plan") as of September 30, 2006. At that time all benefit accruals for future service ceased and no new participants may enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants' earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Company recorded a curtailment gain, which reduced the unrecognized net losses in the Plan by $1.6 million with no gain or loss recognized in the financial statements of the Company.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

            In addition, the Board approved amending the Provident Bank 401(k) and Profit Sharing Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan will add a profit sharing contribution for employees, which is expected to be 3% of eligible compensation for fiscal 2007.

The following is a summary of changes in the projected benefit obligation and fair value of plan assets, together with a reconciliation of the funded status to the amount of prepaid pension costs reported in other assets in the consolidated statements of financial condition:

Changes in projected benefit obligation:
       Beginning of year                    $   30,263    $   20,904
       Service cost                              1,232         1,291
       Interest cost                             1,716         1,606
       Actuarial (gain)loss                       (259)          492
       Acquisition of WSB plan                      --         6,902
       Curtailments                             (1,642)           --
       Benefits paid                            (3,046)         (932)
                                            ----------    ----------
                    End of year                 28,264        30,263
                                            ----------    ----------
Changes in fair value of plan assets:
       Beginning of year                        29,738        19,644
       Actual gain on plan assets                1,794         2,444
       Employer contributions                    1,631         2,774
       Acquisition of WSB plan                      --         5,843
       Benefits and distributions paid          (3,047)         (967)
                                            ----------    ----------
                    End of year                 30,116        29,738
                                            ----------    ----------
Funded status at end of year                     1,852          (525)
Unrecognized net actuarial loss                  2,076         3,690
Unrecognized prior service cost                     --           (32)
                                            ----------    ----------
                    Prepaid pension costs   $    3,928    $    3,133
                                            ==========    ==========

                                                                    2006      2005
                                                                   -------   -------
Amounts recognized in the consolidated balance sheet were:
        Prepaid benefit cost (asset)                               $ 3,928   $ 4,964
        Accrued benefit cost (liability)                                --    (1,911)
        Pre-tax charge to accumulated other comprehensive income        --        80
                                                                   -------   -------
                                                                   $ 3,928   $ 3,133
                                                                   =======   =======

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

A discount rate of 6.0% and a rate of increase in future compensation levels of 0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2006 (5.75% and 4.0%, respectively, at September 30,
2005). The weighted average long-term rate of return on plan assets was 7.75% for fiscal 2006 and 7.21% for fiscal 2005. The discount rate, long-term rate of return on plan assets and future compensation increase assumptions for the WSB and ENB Plan at the dates of acquisition were 6.0%, 7.0% and 0.0%, respectively, for the year ended September 30, 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:


                      2007                       $1,221
                      2008                        1,335
                      2009                        1,507
                      2010                        1,711
                      2011                        1,826
                      2012-2016                  11,548

      The components of the net periodic pension expense were as follows:

                                                     Years ended September 30,
                                                    2006       2005       2004
                                                  -------    -------    -------
      Service cost                                $ 1,232    $ 1,291    $   787
      Interest cost                                 1,716      1,606        990
      Expected return on plan assets               (2,209)    (1,789)    (1,068)
      Amortization of prior service cost              (11)       (11)       (13)
      Amortization of net transition obligation        --         10         26
      Recognized net actuarial loss                   129        283        194
                                                  -------    -------    -------
              Net periodic pension expense        $   857    $ 1,390    $   916
                                                  =======    =======    =======

Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2006, and target allocations for 2007, by asset category, are as follows:

                                                                     Target
                                          September 30, 2006     Allocation 2007
                                          ------------------     ---------------

              Equity securities                   55%                 40-60%
              Fixed income                        42                  20-40
              Cash                                 3                   0-20
              Real Estate                          0                      0

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                  The expected  long-term  rate of return  assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held, and current economic factors. The Company's investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.

                  There were no pension plan assets  consisting of Provident New
            York Bancorp equity securities (common stock) at September 30, 2006 and at September 30, 2005.

                  The  Company  makes  contributions  to  its  funded  qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company cannot reasonably estimate the contributions it will make in 2007.

            The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan, due to amounts limited by the Internal Revenue Code of 1986, as amended ("IRS Code"). The periodic pension expense for the supplemental plan amounted to $181,172, and $113 for the years ended September 30, 2006, 2005 and 2004, respectively. The actuarial present value of the projected benefit obligation was $1,376 and $1,373 at September 30, 2006 and 2005, respectively, and the vested benefit obligation was $1,376 and $1,338 for the same periods, respectively, all of which is unfunded.

(b)         Other Postretirement Benefits Plan

            The Company's postretirement health care plan, which is unfunded, provides optional medical, dental and life insurance benefits to retirees. In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits as an expense over a 20-year period.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

Data relating to the postretirement benefit plan follows:

                                                              September 30,
                                                           ------------------
                                                             2006       2005
                                                           -------    -------
Change in accumulated postretirement benefit obligation:
              Beginning of year                            $ 1,363    $   377
              Service cost                                      26         74
              Interest cost                                     60        116
              Actuarial (gain)                                (378)    (1,263)
              Plan participants' contributions                  27         --
              Business combinations                             --      2,158
              Amendments                                        38
              Benefits paid                                    (73)       (99)
                                                           -------    -------
                          End of year                        1,063      1,363
                                                           -------    -------

Changes in fair value of plan assets:
              Beginning of year                                 --         --
              Employer contributions                            47         99
              Plan participants' contributions                  27         --
              Benefits paid                                    (74)       (99)
                                                           -------    -------
                          End of year                           --         --
                                                           -------    -------

Funded status                                                1,063      1,330
Unrecognized net actuarial gain                             (1,491)    (1,296)
Unrecognized service cost                                       39         11
Unrecognized transition obligation                              91        101
                                                           -------    -------
                          Accrued benefit obligation       $ 2,424    $ 2,514
                                                           =======    =======

The components of the net postretirement benefit expense were as follows:

                                        For years ended September 30,
                                          2006       2005       2004
                                        -------    -------    -------

Service cost                            $    26    $    74    $     8
Interest cost                           $    60    $   116    $    23
Amortization of transition obligation   $    10    $    10    $    10
Amortization of prior service cost      $    10    $     5    $     5
Amortization of actuarial gain          $  (143)   $   (48)   $    (3)
                                        -------    -------    -------

                          Total         $   (37)   $   157    $    43
                                        =======    =======    =======

Estimated Future Benefit Payments

The following benefit payments are expected to be paid in future years:

              2006                        $ 67
              2007                          64
              2008                          67
              2009                          70
              2010                          72
              2011-2015                    459

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

           Assumptions used for plan                               2006    2005
           ---------------------------------------------------     ----    ----

                     Medical trend rate next year                  4.50%   4.50%
                     Ultimate trend rate                           4.50%   4.50%
                     Discount rate                                 6.00%   6.00%
                     Discount rate used to value periodic cost     5.75%   6.00%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company's cap on cost.

(c)        Employee Savings Plan

           The Company also sponsors a defined contribution plan established under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant's contributions up to a maximum matching contribution of 3% of eligible compensation. Voluntary and matching contributions are invested, in accordance with the participant's direction, in one or a number of investment options. Savings plan expense was $458, $493, and $294 for the years ended September 30, 2006, 2005 and 2004, respectively. Effective after September 30, 2006 the Bank amended the plan to include a profit sharing component expected to be an additional 3% of eligible compensation, in addition to the matching contributions.

(d)        Employee Stock Ownership Plan

           In connection with the Reorganization and Offering in 1999, Provident Federal established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from Provident Federal and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which will effectively mature December 31, 2007 and bears interest at the prime rate. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

           In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an additional ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

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

           ESOP expense was $2,595, $1,993, and $1,896 for the years ended September 30, 2006, 2005 and 2004, respectively. Through September 30, 2006 and 2005, a cumulative total of 1,332,958 shares and 1,120,336 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

           committed to be released for allocation is deducted from stockholders' equity (1,035,810 shares with a cost of $9,099 and a fair value of approximately $14,170 at September 30, 2006 and 1,248,427 shares with a cost of $10,045 and a fair value of approximately $14,569 at September 30, 2005, respectively).

           The Company's ESOP is funded by two loans, in which 186,943 shares are released each year. The first loan, initiated in connection with the first public offering, will be paid off in December 2007 and is expected to result in the release of 137,011 shares annually. The second loan, initiated in connection with the second step public offering, matures in December 2023 and is expected to result in the release of 49,932 shares annually. For the year ended September 30, 2006, the ESOP expense for the shares released under the first and second loans totaled $1.7 million and $0.9 million, respectively. Therefore, the Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released, in December 2007.

           A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank's tax qualified plans (employees savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan was $270, $157, and $198 for the years ended September 30, 2006, 2005 and 2004, respectively. Amounts accrued and recorded in other liabilities at September 30, 2006 and 2005 were $2.2 million and $2.1 million respectively.

(e)        Recognition and Retention Plan

           In February 2000, the Company's stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $2,995 was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. In 2003, 27,413 shares were forfeited and returned to the plan as available for future grant. In January 2005, the Company's stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value $12.84 per share of the shares of $(9,789) was charged to stockholders' equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2006 400,860 shares were potentially subject to accelerated vesting. The Company granted an additional 24,000 shares in 2006 at an average grant date fair value of $12.98, vesting 20% each year.

           Under the restricted stock plan, 74,357 shares of authorized but un-issued shares were reserved for issuance as of September 30, 2006. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

           amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $2.2 million, $1.0 million and $0.5 million for the year ended September 30, 2006, 2005 and 2004, respectively. The remaining unearned compensation cost is $6.5 million as of September 30, 2006. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No.123R the balance of unearned compensation as of October 1, 2006 was transferred to additional paid-in capital. The fair value of the shares awarded, measured as of the grant date continues to be recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

           A summary of restricted stock award activity under the plan for the years ended September 30, 2006, 2005 and 2004 is presented below:

                                                                                    Weighted
                                                                                     Average
                                                                     Number        Grant-Date
                                                                   of Shares       Fair Value
                                                                  ------------    ------------
           Nonvested shares at October 1, 2003                          35,548    $      15.51
           Additional shares from 4.43 stock split January 2004        122,007            3.50
           Granted                                                          --              --
           Vested                                                     (157,555)           3.50
           Forfeited                                                        --              --
                                                                  ------------    ------------
           Nonvested shares at September 30, 2004                           --              --

           Granted                                                     762,400           12.84
           Vested                                                      (76,240)          12.84
           Forfeited                                                        --              --

                                                                  ------------    ------------
           Nonvested shares at September 30, 2005                      686,160    $      12.84

           Granted                                                      24,000           12.98
           Vested                                                     (169,980)          12.84
           Forfeited                                                   (34,700)          12.84
                                                                  ------------    ------------

           Nonvested shares at September 30, 2006                      505,480    $      12.85
                                                                  ============    ============

           The total value of restricted stock vested for fiscal year ended September 30, 2006, 2005 and 2004 was $2.2 million, $1.0 million and $0.5 million, respectively.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(f)        Stock Option Plan

           The Company's stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company's stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan. In February 2005 under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock was reserved for issuance under the Stock Option Plan. In March, 2005, 1,718,300 options were granted. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. The 2004 Plan options do not contain reload options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstance, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. As of September 30, 2006 383,824 shares were potentially subject to accelerated vesting.

     The following is a summary of activity in the Stock Option Plan:

                                                           Weighted
                                        Shares subject     average
                                           to option    exercise price
                                         ------------    ------------
     Outstanding at October 1, 2003         1,213,504    $       3.92
     Granted                                  191,418           11.77
     Exercised                                (82,059)           3.70
     Forfeited                                     --              --
                                         ------------    ------------
     Outstanding at September 30, 2004      1,322,863            5.05
                                         ------------    ------------
     Granted                                1,741,341           12.84
     Exercised                                (96,521)           4.13
     Forfeited                                (45,377)          12.24
                                         ------------    ------------
     Outstanding at September 30, 2005      2,922,306            9.61
                                         ------------    ------------
     Granted                                  178,629           12.06
     Exercised                               (181,457)           4.67
     Forfeited                               (239,515)          12.73
                                         ------------    ------------
     Outstanding at September 30, 2006      2,679,963    $       9.86
                                         ============    ============

     At September 30, 2006 and 2005, respectively, there were 411,358 and 312,843 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2006 was $10.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading date of the year ended September 30, 2006 and the exercise price, multiplied by the number of in the money options).

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

A summary of stock options at September 30, 2006 follows:

                                           Outstanding                                    Exercisable
                          ---------------------------------------------   ---------------------------------------------

                                                Weighted-Average                                Weighted-Average
                                          -----------------------------                   -----------------------------
                            Number of       Exercise          Life          Number of       Exercise          Life
                          Stock Options       Price        (in Years)     Stock Options      Price          (in Years)
                          -------------   -------------   -------------   -------------   -------------   -------------
Range of Exercise Price
$3.50 to $5.59                  804,019   $        3.65             3.4         804,019   $        3.65             3.4
$6.09 to $11.85                 248,806           10.29             7.3         173,806            9.74             7.1
$12.42 to $13.40              1,627,128           12.87             8.6         616,258           12.84             8.5
                          -------------   -------------   -------------   -------------   -------------   -------------
                              2,679,963   $        9.86             6.9       1,594,083   $        7.86             5.8
                          =============                                   =============


      The aggregate intrinsic value of options currently exercisable as of September 30, 2006 was $9.3 million.

      The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option granted was $4.08 in 2006, $3.07 in 2005 and $2.71 in 2004. The values were calculated using the following weighted-average assumptions: an option term of 10 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.9% in 2006, 5.0% in 2005 and 2.7% in 2004 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 25% in 2006, 19% in 2005 and 20% in 2004 and estimated dividend yields of 1.6% in 2006, 1.4% in 2005 and 1.4% in 2004 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      The components of other comprehensive income (loss) are summarized as follows:

                                                            Year ended September 30,
                                                         -----------------------------
                                                          2006       2005       2004
                                                         -------    -------    -------
Net unrealized holding gain (loss)
              rising during the year on securities
              available for sale, net of related
              income taxes of $466, $5,185 and
              $1,463, respectively                       $   652    $(7,777)   $(2,195)
Reclassification adjustment for net
              realized gains included in net
              income, net of related income
              taxes of $0 , $148 and $982 ,
              respectively                                    --       (221)    (1,473)
                                                         -------    -------    -------
                                                             652     (7,998)    (3,668)
Minimum liability on retirement plans, net of
              related income taxes of $75, $48 and $76       113        (72)      (111)
                                                         -------    -------    -------
                                                         $   765    $(8,070)   $(3,779)
                                                         =======    =======    =======

      The Company's accumulated other comprehensive loss included in stockholders' equity at September 30, 2006 and 2005 consists of the after-tax net unrealized loss of $7,532 and $8,184 respectively and minimum liability for retirement plans of $70 and $183 at September 30, 2006, and 2005, respectively.

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(14)  Earnings Per Common Share

      The following is a summary of the calculation of earnings per share (EPS):

                                                 Years ended September 30,
                                            ------------------------------------
                                               2006         2005         2004
                                            ----------   ----------   ----------

     Net income                             $   20,195   $   21,242   $   11,017
                                            ==========   ==========   ==========
     Weighted average common shares
           outstanding for computation of
           basic EPS(1) (2)                     40,953       43,033       36,809
     Common-equivalent shares due to
           the dilutive effect of stock
           options and RRP awards(2) (3)           489          670          635
                                            ----------   ----------   ----------
     Weighted average common shares
           for computation of diluted EPS       41,442       43,703       37,444
                                            ==========   ==========   ==========
     Earnings per common share:(2)
           Basic                            $     0.49   $     0.49   $     0.30
                                            ==========   ==========   ==========
           Diluted                                0.49         0.49         0.29
                                            ==========   ==========   =========


      (1)  Includes all shares issued to the Mutual Holding  Company  (2004,  up until January 14, 2004), but excludes unallocated ESOP shares.
      (2)  Prior  period  share  information  has been  adjusted  to reflect the
           4.4323-to-one exchange ratio in connection with the Company's second-step conversion in January 2004.
      (3) Represents incremental shares computed using the treasury stock method.

      As of September 30, 2006 and 2005 there were 1,657,080 and 966,325 stock options, respectively, that were considered anti-dilutive for these periods.

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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

            The regulations establish a framework for the classification of banks into five categories: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

            The foregoing capital ratios are based, in part, on specific quantitative measures of assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Provident New York Bancorp.

            Management believes that, as of September 30, 2006 and 2005 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

      The following is a summary of the Bank's actual regulatory capital amounts and ratios at September 30, 2006 and 2005, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2006 and 2005.

                                                                             OTS requirements
                                                              --------------------------------------------------
                                                                  Minimum capital         Classification as well
                                        Bank actual                  adequacy                 capitalized
                                   -----------------------    -----------------------    -----------------------
                                     Amount       Ratio         Amount       Ratio         Amount       Ratio
                                   ----------   ----------    ----------   ----------    ----------   ----------
      September 30, 2006:
           Tangible capital        $  208,820          7.8%   $   40,080          1.5%   $       --           --
           Tier 1 (core) capital      208,820          7.8       106,879          4.0       133,599          5.0%
           Risk-based capital:
                Tier 1                208,820         11.6            --                    107,947          6.0
                Total                 229,193         12.7       143,929          8.0       179,912         10.0
                                   ==========                 ==========                 ==========
      September 30, 2005:
           Tangible capital        $  198,828          8.2%   $   36,389          1.5%   $       --           --
           Tier 1 (core) capital      198,828          8.2        97,038          4.0       121,298          5.0%
           Risk-based capital:
                Tier 1                198,828         11.7            --           --       102,223          6.0
                Total                 220,122         12.9       136,298          8.0       170,373         10.0
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

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      The following is a reconciliation of the Bank's total stockholder's equity under accounting principles generally accepted in the United States of America ("GAAP") and its regulatory capital:

                                                                             September 30,
                                                                         ----------------------
                                                                            2006         2005
                                                                         ---------    ---------
      Total GAAP stockholder's equity (Provident Bank)                   $ 373,530    $ 367,230
      Goodwill and certain intangible assets                              (167,035)    (169,704)
      Other disallowed assets (deferred income taxes)                       (5,207)      (6,882)
      Unrealized losses on securities available for sale
                                included in other comprehensive losses       7,532        8,184
                                                                         ---------    ---------
               Tangible, tier 1 core and
                   Tier 1 risk-based capital                               208,820      198,828
      Allowance for loan losses                                             20,373       21,294
                                                                         ---------    ---------
               Total risk-based capital                                  $ 229,193    $ 220,122
                                                                         =========    =========

(b)   Dividend Payments

      Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding years. Dividend payments in excess of this amount require OTS approval. After September 30, 2006 the amount that can be paid to Provident New York Bancorp by Provident Bank is $22,939 plus net income in fiscal 2007 for Provident Bank. The Bank paid $20 million dividends to Provident New York Bancorp during the year ended September 30, 2006 ($0 during the year ended September 30, 2005 and $15 million during the year ended September 30,
      2004).

      Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

(c)   Stock Repurchase Programs

      The Company announced its second stock repurchase program in the second quarter of 2005, which authorized the repurchase up to of 2,200,000 shares, of which 177,129 shares remain to be repurchased. The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2006, was 1,161,894 at a total cost of $13.3 million.

      In February 2006, the Company announced its third stock repurchase program, authorizing the purchase of 2,100,000 shares. As of September 30, 2006 the Company had authorization to repurchase 2.3 million shares of common stock.

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

                                             September 30,
                                           -----------------
                                            2006      2005
                                           -------   -------
      Lending-related instruments:
            Loan origination commitments    62,147    26,150
            Unused lines of credit         362,584   229,957
            Letters of credit               20,884    17,141

      The contractual amounts of loan origination commitments, unused lines of credit and standby letters of credit represent the Company's maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrowers do not meet the contractual payment obligations, and (iii) any collateral or other security proves to be worthless. The contractual amounts of these instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Substantially all of these lending-related instruments have been entered into with customers located in the Company's primary market area described in Note 6 ("Loans".)

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

      Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company's loan origination commitments at September 30, 2006 provide for interest rates ranging principally from 5.63% to 9.00%.

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

      As of September 30, 2006, the Company had $20,884 in outstanding letters of credit, of which $8,221 were secured by cash collateral.

(17)  Commitments and Contingencies

      Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for terms of up to five years. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2006 are $1,954 for fiscal 2007, $1,986 for fiscal 2008, $1,915 for fiscal 2009, $1,632 for fiscal 2010, $1,578 for fiscal 2011 and a total of $13,438 for later years. Occupancy and office operations expense includes net rent expense of $1,892, $1,666, and $1,435, for the years ended September 30, 2006, 2005 and 2004, respectively.

      The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.

(18)  Fair Values of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

                                                           September 30,
                                      --------------------------------------------------------
                                                2006                          2005
                                      --------------------------   ---------------------------
                                       Carrying      Estimated       Carrying      Estimated
                                        amount       fair value       amount       fair value
                                     ------------   ------------   ------------   ------------
Financial assets:
     Cash and due from banks         $     57,293   $     57,293   $     64,117   $     64,117
     Securities available for sale        951,729        951,729        822,952        822,952
     Securities held to maturity           60,987         60,876         70,949         71,151
     Loans                              1,460,658      1,462,463      1,340,065      1,333,200
     Accrued interest receivable           13,228         13,183         10,954         10,954
     FHLB stock                            33,518         33,518         21,333         21,333
Financial liabilities:
     Deposits                           1,729,659      1,727,403      1,726,401      1,722,712
     FHLB borrowings                      682,739        681,972        442,203        441,750
     Mortgage escrow funds                  4,612          4,603          4,122          4,115


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

           The  fair  values  of  the  Company's   off-balance-sheet   financial
           instruments described in Note 16 ("Off Balance Sheet Financial Instruments") were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2006 and 2005, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19)  Recent Accounting Standards and Interpretations

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer's fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer's fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at September 30, 2007. If such amounts were recorded as of September 30, 2006, accumulated other comprehensive loss would be increased by $605. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact to the Company's financial statements at December 31, 2006.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies that it inherited through certain acquisitions that are associated with employees who are no longer active, which it is currently in the process of evaluating to determine the impact of adoption of Issue 06-04. The Company is currently assessing the financial statement impact of implementing EITF 06-04.

In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48") which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

reserves to maintain for "uncertain tax positions." This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company's tax reserves. FIN 48 is effective January 1, 2007. We are currently assessing the financial statement impact of implementing FIN 48.

In July 2006, the FASB adopted FASB Staff Position No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"). FSP 13-2 requires that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease shall be accounted for in accordance with the guidance in paragraph 46 of SFAS No. 13, "Accounting for Leases." That is, the projected timing of income tax cash flows generated by a leveraged lease transaction shall be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If, during the lease term, the projected timing of income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income to positive investment years shall be recalculated from inception of the lease following the method described in paragraph 44 of SFAS No. 13. The guidance in FSP 13-2 shall be applied to fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FSP 13-2 shall be reported as an adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company does not expect that the adoption of FSP 13-2 will have a material effect on its financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. We are currently assessing the financial statement impact of implementing SFAS156.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, ("SFAS 155"). SFAS 155 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives, or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") to eliminate the prohibition securities available for sale with unrealized losses securities available for sale with unrealized losses qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments," the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there some differences. The Company began using the Black-Scholes method beginning in fiscal 2006 and recorded an expense of $1.1 million or $0.7 million after tax and the diluted earnings per share impact was $0.02. This impact includes the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which could not be previously estimated with any degree of certainty.

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

On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the provisions of this standard did not have a material impact on the results of operations.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer. " The SOP is

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accountingfor differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The provisions of this statement did not have a material impact on the consolidated financial statements.

(20)  Condensed Parent Company Financial Statements

      Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:

                                                  -------------------
                                                    2006       2005
                                                  --------   --------
      Assets:
             Cash                                 $ 13,077   $ 10,544
             Loan receivable from ESOP              10,054     10,779
             Investment in Provident Bank          373,734    366,836
             Non-bank subsidiaries                   6,747      1,408
             Other assets                            2,932      6,473
                                                  --------   --------
                        Total assets              $406,544   $396,040
                                                  ========   ========
      Liabilities                                 $  1,258   $    883
      Stockholders' equity                         405,286    395,157
                                                  --------   --------
                        Total liabilities and
                           stockholders' equity   $406,544   $396,040
                                                  ========   ========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                              Year ended September 30,
                                                          --------------------------------
                                                            2006        2005        2004
                                                          --------    --------    --------
Condensed statements of income
      Interest income                                          847    $    777    $    919
      Dividends from Provident Bank                         20,000          --      15,000
      Dividends from non-bank subsidiaries                     600          --          --
      Gain on sale of securities available for sale             --          --         471
      Non-interest expense                                  (3,724)     (1,485)     (5,207)
      Income tax expense                                       924         232       1,311
                                                          --------    --------    --------
                  Income before equity in undistributed
                              earnings of subsidiaries      18,647        (476)     12,494
      Equity in undistributed earnings of:
                              Provident Bank                 1,598      21,341      (1,477)
                              Non-bank subsidiaries            (50)        377          --
                                                          --------    --------    --------
                  Net income                              $ 20,195    $ 21,242    $ 11,017
                                                          ========    ========    ========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

                                                                                Year ended September 30,
                                                                           -----------------------------------
                                                                              2006         2005         2004
                                                                           ---------    ---------    ---------
Condensed statements of cash flows Cash flows from operating activities:
          Net income                                                       $  20,195    $  21,242    $  11,017
          Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                Equity in undistributed earnings of
                   Provident Bank                                             (1,598)     (21,341)       1,477
                   Non-bank subsidiaries                                          50         (377)          --
                Net gain on sales of securities                                   --           --          471
                Other adjustments, net                                         5,324       (1,377)       4,295
                                                                           ---------    ---------    ---------
                   Net cash provided by (used in)
                      operating activities                                    23,971       (1,853)      17,260
                                                                           ---------    ---------    ---------
      Cash flows from investing activities:
          Acquisitions                                                         2,740       74,593       39,697
          Purchases of securities available for sale                              --           --      (41,021)
          Proceeds from sales of securities available for sale                    --           --       42,847
          Origination of ESOP loan                                                --           --       (9,987)
          ESOP loan principal repayments                                         725          711          376
                                                                           ---------    ---------    ---------
                   Net cash provided by investing activities                   3,465       75,304       31,912
                                                                           ---------    ---------    ---------
      Cash flows from financing activities:
          Common stock offering proceeds net                                      --           --      192,363
          Capital contribution to subsidiaries                                (5,390)     (92,549)    (160,404)
          Treasury shares purchased                                          (13,336)     (38,261)        (432)
          Cash dividends paid                                                 (8,363)      (7,467)      (5,008)
          Stock option transactions including RRP                              2,247          103          125
          Shares purchased for ESOP plan                                          --           --       (9,987)
          Formation of Charitable Foundation                                      --           --        4,000
          Other equity transactions                                              (61)         541        1,257
                                                                           ---------    ---------    ---------
                   Net cash (used in) provided by  financing activities      (24,903)    (137,633)      21,914
                                                                           ---------    ---------    ---------
                   Net increase (decrease)  in cash                            2,533      (64,182)      71,086
      Cash at beginning of year                                               10,544       74,726        3,640
                                                                           ---------    ---------    ---------
      Cash at end of year                                                  $  13,077    $  10,544    $  74,726
                                                                           =========    =========    =========

                   PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

(21)  Quarterly Results of Operations (Unaudited)

      The following is a condensed summary of quarterly results of operations for the years ended September 30, 2006 and 2005:

                                              First        Second       Third        Fourth
                                             quarter       quarter     quarter      quarter
                                            ----------   ----------   ----------   ----------
Year ended September 30, 2006
     Interest and dividend income           $   31,404       32,742   $   34,946   $   36,524
     Interest expense                           10,054       11,739       13,262       15,804
                                            ----------   ----------   ----------   ----------
                 Net interest income            21,350       21,003       21,684       20,720
     Provision for loan losses                     300          300          300          300
     Non-interest income                         4,071        3,964        4,361        4,756
     Non-interest expense                       17,417       18,144       18,041       17,654
                                            ----------   ----------   ----------   ----------
                 Income before income
                              tax expense        7,704        6,523        7,704        7,522
     Income tax expense                          2,545        2,118        2,143        2,452
                                            ----------   ----------   ----------   ----------
                 Net income                 $    5,159   $    4,405   $    5,561   $    5,070
                                            ==========   ==========   ==========   ==========
     Earnings per common share:
     Basic                                  $     0.13   $     0.11   $     0.14   $     0.12
     Diluted                                      0.12         0.11         0.13         0.12
                                            ==========   ==========   ==========   ==========
Year ended September 30, 2005
     Interest and dividend income           $   28,214       28,420   $   29,166   $   30,369
     Interest expense                            6,310        6,863        7,643        8,584
                                            ----------   ----------   ----------   ----------
                 Net interest income            21,904       21,557       21,523       21,785
     Provision for loan losses                     150          150          225          225
     Non-interest income                         3,823        3,705        5,178        4,303
     Non-interest expense                       17,709       17,068       18,141       17,665
                                            ----------   ----------   ----------   ----------
                 Income before income
                              tax expense        7,868        8,044        8,335        8,198
     Income tax expense                          2,853        2,864        2,676        2,810
                                            ----------   ----------   ----------   ----------
                 Net income                 $    5,015   $    5,180   $    5,659   $    5,388
                                            ==========   ==========   ==========   ==========
     Earnings per common share:
     Basic                                  $     0.11   $     0.12   $     0.13   $     0.13
     Diluted                                      0.11         0.12         0.13         0.13
                                            ==========   ==========   ==========   ==========

ITEM  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None

ITEM 9A. Controls and Procedures.
---------------------------------

      Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule l3a-15(e) and l5d-l5(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in our internal control over financial reporting during fourth fiscal quarter or, to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information
---------------------------

      Not applicable.


                                    PART III



ITEM 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The "Proposal I -- Election of Directors" section of Provident Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held in February 2007 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  Executive Compensation
--------------------------------

      The "Proposal I -- Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

      Set forth below is certain information as of September 30, 2006, regarding equity compensation that has been approved by stockholders.

   --------------------------------------------------------------------------------------------------------------------
     Equity compensation plans     Number of securities to be                            Number of securities remaining
            approved by              issued upon exercise of         Weighted average       available for issuance
            stockholders          outstanding options and rights      Exercise price              under plan
   --------------------------------------------------------------------------------------------------------------------
   Stock Option Plans                      2,679,963                      $ 9.86                   411,358
   --------------------------------------------------------------------------------------------------------------------
   Recognition and Retention Plan (1)        505,480                         N/A                    74,357
   --------------------------------------------------------------------------------------------------------------------
   Total  (2)                              3,177,043                      $ 9.86                   507,096
   --------------------------------------------------------------------------------------------------------------------

    (1) Represents shares that have been granted but have not yet vested.
    (2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

      The "Proposal I -- Election of Directors" section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      The "Transactions with Certain Related Persons" section of the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

      The "Independent Registered Public Accounting Firm" section of the proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(1)   Financial Statements
      --------------------

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)   Report of Independent Registered Public Accounting Firm
(B) Consolidated Statements of Financial Condition as of September 30, 2006 and 2005
(C) Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004
(D) Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2006, 2005, and 2004
(E) Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
(F)   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules
      -----------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

3)    Exhibits
      --------

           3.1        Certificate  of   Incorporation   of  Provident  New  York
                      Bancorp(1)
           3.2        Bylaws of Provident New York Bancorp(1)
           4          Form of Common Stock  Certificate  of  Provident  New York
                      Bancorp(1)
           10.1       Employee Stock Ownership Plan(2)
           10.2       Employment Agreement with George Strayton
           10.3       Employment Agreement with Daniel Rothstein
           10.4       Deferred   Compensation    Agreement,   as   amended   and
                      restated(1)
           10.5       Supplemental Executive Retirement Plan, as amended(2)
           10.6       Management Incentive Program(2)
           10.7       1996 Long-Term  Incentive Plan for Officers and Directors,
                      as amended(2)
           10.8       Provident Bank 2000 Stock Option Plan(3)
           10.9       Provident Bank 2000 Recognition and Retention Plan(3)
           10.10      Employment Agreement with Paul A. Maisch
           10.11      Provident Bancorp, Inc. 2004 Stock Incentive Plan(5)
           10.12      Provident Bank Executive Officer Incentive Plan(6)
           10.13      Employment Agreement with Stephen Dormer
           10.14      Employment Agreement with Richard Jones
           14         Code of Ethics(4)
           21         Subsidiaries of Registrant
           23         Consent of KPMG LLP
           31.1       Certification  of  Chief  Executive  Officer  Pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002
           31.2       Certification  of  Chief  Financial  Officer  Pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002
           32         Certification  Pursuant  to 18  U.S.C.  Section  1350,  as
                      amended by Section 906 of the Sarbanes-Oxley Act of 2002


      (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003 and amended on October 31, 2003 and November 10, 2003.
      (2) Incorporated by reference to the Registration Statement on Form S-1 of Provident Bancorp, Inc., a federal corporation (File No. 333-63593), originally filed with the Commission on September 17, 1998 and amended on November 6, 1998 and November 12, 1998.
      (3) Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp, Inc., a federal corporation (File No. 0-25233), filed with the Commission on January 18, 2000.
      (4) The Code of Ethics is available on Provident bank's website at www.providentbanking.com
            ------------------------
      (5) Incorporated by reference to Appendix A to the proxy statement for the Company's 2005 Annual Meeting of Stockholders (File No. 0-25233), filed with the Commission on January 19, 2005.
      (6) Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (Commission File No. 0- 25233), filed with the Commission on December 5, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              Provident New York Bancorp


Date: December 11, 2006          By:  /s/ George Strayton
                                      -------------------
                                 George Strayton
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           By:     /s/ George Strayton                          By:     /s/ Paul A. Maisch
                   -------------------                                   ------------------
                   George Strayton                                      Paul A. Maisch
                   President,                                           Executive Vice President,
                   Chief  Executive Officer and  Director               Chief Financial Officer
                   (Principal Executive Officer)                        Principal Accounting Officer
           Date:   December 11, 2006                                    (and Principal Financial Officer)
                                                                Date:    December 11, 2006

           By:     /s/ William F. Helmer                        By:     /s/ Dennis L. Coyle
                   ---------------------                                -------------------
                   William F. Helmer                                    Dennis L. Coyle
                   Chairman of the Board                                Vice Chairman

           Date:   December 11, 2006                            Date:   December 11, 2006


By:    /s/ Judith Hershaft          By:    /s/ Thomas F. Jauntig, Jr.     By:    /s/ Thomas G. Kahn
       -------------------                 --------------------------            ------------------
       Judith Hershaft,                    Thomas F. Jauntig, Jr.                Thomas G. Kahn,
       Director                            Director                              Director

Date:  December 11, 2006            Date:  December 11, 2006              Date:  December 11, 2006

By:    /s/ R. Michael Kennedy       By:    /s/ Victoria Kossover          By:    /s/ Donald T. McNelis
       ----------------------              ---------------------                 ---------------------
       R. Michael Kennedy,                 Victoria Kossover,                    Donald T. McNelis,
       Director                            Director                              Director

Date:  December 11, 2006            Date:  December 11, 2006              Date:  December 11, 2006

By:    /s/ Richard A. Nozell        By:    /s/ Carl Rosenstock            By:    /s/ William Sichol, Jr.
       ---------------------               -------------------                   -----------------------
       Richard A. Nozell,                  Carl Rosenstock,                      William Sichol Jr.,
       Director                            Director                              Director

Date: December 11, 2006             Date:  December 11, 2006              Date:  December 11, 2006

By:    /s/ Burt Steinberg
       ------------------
       Burt Steinberg,
       Director

Date: December 11, 2006
