Form 10-Q
period 2006-12-31
PROVIDENT NEW YORK BANCORP
filed 2007-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25233

PROVIDENT NEW YORK BANCORP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

400 Rella Boulevard, Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)

(845) 369-8040

(Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding
$0.01 per share	42,716,528 as of January 31, 2007

PROVIDENT NEW YORK BANCORP

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share amounts

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Assets	December 31, 2006	September 30, 2006
Cash and due from banks	$51,327	$57,293
Securities (note 7):
Available for sale, at fair value	881,106	951,729
Held to maturity, at amortized cost (fair value of $56,574 and $60,876 at December 31, 2006 and September 30, 2006, respectively)	56,740	60,987

Total securities	937,846	1,012,716

Loans held for sale (note 5)	11,458	7,473

Gross loans (note 5)	1,506,380	1,473,558
Allowance for loan losses (note 6)	(20,436)	(20,373)

Total loans, net	1,485,944	1,453,185

Federal Home Loan Bank (“FHLB”) stock, at cost	30,854	33,518
Accrued interest receivable	12,782	13,228
Premises and equipment, net	30,074	31,739
Goodwill (note 3)	159,828	159,817
Other amortizable intangibles (note 3)	13,358	14,189
Bank owned life insurance	39,548	39,308
Deferred income taxes, net	13,193	8,526
Other assets	10,242	10,345

Total assets	$2,796,454	$2,841,337

(Continued)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share amounts

Liabilities and Stockholders’ Equity	December 31, 2006	September 30, 2006
Liabilities:
Deposits (note 8):
Non-interest bearing	$352,547	$366,847
Interest bearing	1,373,639	1,362,812

Total deposits	1,726,186	1,729,659
FHLB and other borrowings (including repurchase agreements of $227,375 and $ 332,576 at December 31, 2006 and September 30, 2006, respectively) (note 9)	623,250	682,739
Mortgage escrow funds	11,433	4,612
Other	24,305	19,041

Total liabilities	2,385,174	2,436,051

Stockholders’ equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 shares issued; 42,716,253 shares and 42,699,046 shares outstanding at December 31, 2006 and September 30, 2006, respectively)	459	459
Additional paid-in capital	345,059	343,574
Unallocated common stock held by employee stock ownership plan (“ESOP”) (988,914 shares at December 31, 2006 and 1,035,810 shares at September 30, 2006)	(8,880)	(9,099)
Treasury stock, at cost (3,213,299 shares at December 31, 2006 and 3,230,506 shares at September 30, 2006)	(36,815)	(36,973)
Retained earnings	117,827	114,927
Accumulated other comprehensive loss, net of taxes	(6,370)	(7,602)

Total stockholders’ equity	411,280	405,286

Total liabilities and stockholders’ equity	$2,796,454	$2,841,337

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts

	For the Three Months Ended December 31,
	2006	2005
Interest and dividend income:
Loans	$26,289	$22,477
Securities	10,501	8,628
Other earning assets	550	299

Total interest and dividend income	37,340	31,404

Interest expense:
Deposits	9,135	5,258
Borrowings	8,509	4,796

Total interest expense	17,644	10,054

Net interest income	19,696	21,350
Provision for loan losses (note 6)	400	300

Net interest income after provision for loan losses	19,296	21,050

Non-interest income:
Deposit fees and service charges	2,845	2,670
Title insurance fees	266	416
Bank owned life insurance	774	413
Investment management fees	622	257
Other	527	308

Total non-interest income	5,034	4,064

Non-interest expense:
Compensation and employee benefits (note 12)	7,808	7,840
Stock-based compensation plans (note 2)	1,376	1,512
Occupancy and office operations	2,833	2,636
Advertising and promotion	884	592
Professional fees	989	854
Data and check processing	651	878
Amortization of intangible assets (note 3)	803	837
ATM/debit card expense	443	344
Other	2,137	1,916

Total non-interest expense	17,924	17,409

Income before income tax expense	6,406	7,705
Income tax expense	1,795	2,545

Net income	$4,611	$5,160

Weighted average common shares:
Basic	41,168,880	41,193,958
Diluted	41,861,538	41,670,008
Per common share: (note 10)
Basic	$0.11	$0.13
Diluted	$0.11	$0.12

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2006	42,699,046	$459	$343,574	$(9,099)	$(36,973)	$114,927	$(7,602)	$405,286
Implementation of SAB 108 (note 4)						374		374

Balance as adjusted at October 1, 2006	42,699,046	459	343,574	(9,099)	(36,973)	115,301	(7,602)	405,660
Net income						4,611		4,611
Other comprehensive income							1,232	1,232

Total comprehensive income								5,843

Deferred compensation transactions			10			—		10
Stock option transactions, net	24,407		301		237	(140)		398
ESOP shares allocated or committed to be released for allocation (46,896 shares)			472	219				691
RRP awards	5,000		(70)		70			—
Vesting of RRP shares			623					623
RRP forfeitures	(12,200)		149		(149)			—
Cash dividends paid ($0.05 per common share)						(1,945)		(1,945)

Balance at December 31, 2006	42,716,253	$459	$345,059	$(8,880)	$(36,815)	$117,827	$(6,370)	$411,280

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts

	For the Three Months Ended December 31
	2006	2005
Cash flows from operating activities:
Net income	$4,611	$5,160
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	300
Depreciation and amortization of premises and equipment	1,312	979
Amortization of intangibles	803	837
Gain on sales of loans held for sale		20
Gain on sales of fixed assets	213
Net amortization of premiums and discounts on securities	408	950
ESOP and RRP expense	1,315	1,280
ESOP forfeitures	(250)
Stock option compensation expense	301	365
Originations of loans held for sale	(4,233)	(833)
Proceeds from sales of loans held for sale	248	—
Increase in cash surrender value of bank owned life insurance	(240)	(414)
Deferred income tax benefit	(5,803)	(6,457)
Net changes in accrued interest receivable and payable	1,623	256
Other adjustments (principally net changes in other assets and other liabilities)	4,765	(5,007)

Net cash provided by (used in ) operating activities	5,473	(2,564)

Cash flows from investing activities:
Purchases of securities:
Available for sale	(12,897)	(46,563)
Held to maturity	(2,440)	(5,177)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	85,215	32,616
Held to maturity	6,665	10,148
Loan originations	(136,802)	(155,678)
Loan principal payments	103,680	129,128
(Purchase) sale of FHLB stock (net)	2,664	(5,344)
Purchases of premises and equipment	(1,330)	(1,804)
Proceeds from sale of premises	1,470	187
Other investing activities	17	—

Net cash provided by (used in) investing activities	46,242	(42,487)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollars in thousands, except per share amounts

	For the Three Months Ended December 31,
	2006	2005
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	$(37,875)	$(72,414)
Net increase in time deposits	34,413	21,366
Net (decrease) increase in borrowings	(59,202)	93,503
Net increase in mortgage escrow funds	6,821	7,325
Treasury shares purchased	—	(5,302)
Stock option transactions	97	2
Other stock-based compensation transactions	10	—
Cash dividends paid	(1,945)	(1,967)

Net cash (used in) provided by financing activities	(57,681)	42,513

Net decrease in cash and cash equivalents	(5,966)	(2,538)
Cash and cash equivalents at beginning of period	57,293	64,117

Cash and cash equivalents at end of period	$51,327	$61,579

Supplemental information:
Interest payments	$16,467	$9,717
Income tax payments	1,277	830
SAB 108 adjustments (net of taxes)	374	—

Net change in unrealized losses recorded on securities available for sale	$2,085	$(3,395)
Change in deferred taxes on unrealized losses on securities available for sale	$853	$1,396
Number of RRP shares issued	5,000	4,000

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME (LOSS) (Unaudited)

(Dollars in thousands, except per share amounts

	Three Months Ended December 31,
	2006	2005
Net Income:	$4,611	$5,160

Other comprehensive income (loss):

Net unrealized holding (losses) gains arising during the period, net of tax expense (benefit) of $853 and ($1,410)	1,232	(1,999)

Total comprehensive income	$5,843	$3,161

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

1.	Basis of Presentation

The consolidated financial statements and other financial information presented in this document as of December 31, 2006 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company”. Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. HVIA is an investment advisory firm that generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through December 31, 2006, the activities of these wholly-owned subsidiaries have had a minor impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see note 4), which is a critical accounting policy.

2.	Stock-Based Compensation

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

(Unaudited)

(Dollars in thousands, except per share amounts

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

The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R which are subject to such an accelerated vesting upon the recipient’s attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2006, 432,460 of the options granted were subject to this potential accelerated vesting.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the three months ended December 31, 2006, the Company issued 5,316 new stock-based option awards and recognized total non-cash stock-based compensation cost of $19. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $3.1 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123 and No. 123R. The following table shows information regarding outstanding and exercisable options as of December 31, 2006:

	December 31, 2006
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $ 6.08	782,982	$3.65	3.2	782,982	$3.65	3.2
$6.09 to $ 10.61	74,693	7.18	6.0	74,693	7.18	6.0
$10.62 to $ 11.85	169,427	11.62	7.6	99,427	11.63	7.7
$11.86 to $ 15.66	1,608,954	12.88	8.4	615,274	12.86	8.3

	2,636,056	$9.89	6.7	1,572,376	$7.93	5.6

1,085,649 shares were anti-dilutive as of December 31, 2006, and therefore was not included in common stock equivalents for earnings per share purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	2,679,963	$9.86

Granted	5,316	15.55
Exercised	(29,723)	6.07
Forfeited	(19,500)	12.91

Outstanding at December 31, 2006	2,636,056	$9.89

Exercisable at December 31, 2006	1,572,376	$7.93

Weighted average estimated fair value of options granted during the period		$3.49

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.63%
Dividend yield	1.67%
Volatility of the market price	17.58%
Weighted-average expected life of options	6.2 years

Under the Company’s 2000 and 2004 restricted stock plans, 69,357 shares of restricted stock are reserved for issuance as of December 31, 2006. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $623 and $849 for the three months ended December 31, 2006 and 2005, respectively. The remaining unearned compensation cost is $6.4 million as of December 31, 2006. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No.123R the balance of unearned compensation as of September 30, 2006 was transferred to additional paid-in capital.

The terms of issued restricted stock plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R which are subject to such an accelerated vesting upon the recipient’s attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2006, 323,680 of the awards granted were subject to this potential accelerated vesting.

Restricted stock awards granted under the 2004 Stock Incentive Plan are accounted for in accordance with SFAS No.123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the three months ended December 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2006	505,480	$12.84

Granted	5,000	13.94
Vested	—	—
Forfeited	(12,200)	13.01

Nonvested shares outstanding at December 31, 2006	498,280	$12.84

During the three months ended December 31, 2006 and 2005, the Company expensed $168 and $368 for accelerated vesting, respectively.

The Company maintains an employee stock ownership plan (ESOP), funded by two loans, in which approximately 187,932 shares are released each calendar year. The first loan, initiated in connection with the first public offering in 1999, will be paid off in December 2007 and results in the release of approximately 138,000 shares annually. The second loan, initiated in connection with the second step public offering, matures in December 2023 and results in the release of 49,932 shares annually. For the three month period ended December 31, 2006, the ESOP expense for the shares released under the first and second loans totaled $507 and $184, respectively. The Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released, in December 2007. The Company reduced ESOP expense by $250 related to forfeitures from the plan during the first quarter of fiscal 2007.

3.	Acquisitions

The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

On June 1, 2006 the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of its common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC (“HVIA”) as a subsidiary of the Company. In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $2.5 million in goodwill. The amortizable intangible assets consist of $2.3 million of the value of the non-competition rights and $500

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

of the value of a customer list. Such intangible assets will be amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable quarterly, equal to 50% of the net revenues as defined, and is eligible to receive an additional $1.0 million earn-out over a five-year period, if certain revenues are achieved. The Company has an option to purchase the management contract under certain circumstances.

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

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles*	2,830	1,690	10,395	6,624	1,787	23,326
At December 31, 2006
Goodwill	$2,544	$—	$91,671	$52,277	$13,336	$159,828
Accumulated intangible amortization	165	568	4,006	4,635	1,443	10,817
Net core deposit/other intangibles	2,665	1,122	6,389	1,989	344	12,509

*	In addition to the above, the Company also carries $849 in mortgage servicing rights.

The following table sets forth the future amortization of core deposit and other intangible assets:

At December 31, 2006	Amortization
Less than one year	$2,927
One to two years	2,493
Two to three years	2,100
Three to four years	1,768
Four to five years	1,209
Beyond five years	2,012

Total	$12,509

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

4.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. A loan is placed on non-accrual status when management has determined that the borrower may be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2006 provides detail with regard to the Company’s accounting for the allowance for loan losses.

With the exception of the adoption of Staff Accounting Bulletin (SAB) 108 on October 1, 2006 and the resulting adjustment to retained earnings, there have been no significant changes in the application of accounting policies since September 30, 2006. As a result of the implementation of SAB 108, the Company corrected immaterial errors which resulted in $374 being credited to retained earnings, net of taxes of $264. $611 was credited due to analysis of the Company’s reserve for off-balance sheet liabilities. This analysis applied to the year ended 2000 and subsequent periods. ($237) was charged to retained earnings to reflect post-employment benefits associated with the Company’s BOLI contracts since September 30, 2002. The Company appropriately considered these adjustments to be immaterial individually and in the aggregate to its prior financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

5.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2006	September 30, 2006
Real estate – residential mortgage	$465,578	$462,996
Real estate – commercial mortgage	534,988	529,607
Real estate – construction	104,538	96,656
Commercial and industrial	173,209	160,823
Consumer loans	228,067	223,476

Total	$1,506,380	$1,473,558

Loans held for sale totaling $11,458 and $7,473 at December 31, 2006 and September 30, 2006 represent student loans, which will be purchased by a third party 60 days after annual advances have occurred.

6.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. However, consistent with our policy, during this quarter we enhanced our methodology to better reflect current loan loss experience post acquisitions. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $1.4 million from $5.0 million at September 30, 2006 to $6.4 million at December 31, 2006, primarily due to one commercial loan relationship.

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$20,373	$21,047
Transfer to reserve for contingent loan commitments	—	(144)
Charge-offs	(397)	(514)
Recoveries	60	25

Net charge-offs	(337)	(489)

Provision for loan losses	400	300

Balance at end of period	$20,436	$20,714

Net charge-offs to average loans outstanding (annualized)	0.09%	0.14%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	December 31, 2006		September 30, 2006
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$657	$472	$629	$472
Commercial real estate	1,149	2,743	613	2,367
Commercial business	60	931	30	459
Consumer	305	132	310	144

Total non-performing loans	$2,171	$4,278	$1,582	$3,442

Real estate owned:
One- to four family		87		87

Total real estate owned		87		87

Total non-performing assets		$6,536		$5,111

Ratios:
Non-performing loans to total loans		0.43%		0.34%
Non-performing assets to total assets		0.23%		0.18%
Allowance for loan losses to total non-performing loans		316.89%		405.51%
Allowance for loan losses to total loans		1.38%		1.38%

The Company had no recorded investment in impaired loans, as defined by SFAS No. 114 at December 31, 2006 or September 30, 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

7.	Securities

The following is a summary of securities available for sale at December 31, 2006 and September 30, 2006:

	Available for Sale Portfolio December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$514,899	$702	$(8,456)	$507,145
Collateralized mortgage obligations	36,836	158	(357)	36,637

Total mortgage-backed securities	551,735	860	(8,813)	543,782

Investment Securities
U.S. Government and federal agency securities	234,279	34	(2,347)	231,966
State and municipal securities	104,747	290	(590)	104,447
Equity securities	947	7	(43)	911

Total investment securities	339,973	331	(2,980)	337,324

Total available for sale	$891,708	$1,191	$(11,793)	$881,106

	Available for Sale Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$540,888	$482	$(10,066)	$531,304
Collateralized mortgage obligations	37,667	139	(410)	37,396

Total mortgage-backed securities	578,555	621	(10,476)	568,700

Investment securities
U.S. Government and federal agency securities	289,506	29	(3,355)	286,180
State and municipal securities	95,405	799	(234)	95,970
Equity securities	947	7	(75)	879

Total investment securities	385,858	835	(3,664)	383,029

Total available for sale	$964,413	$1,456	$(14,140)	$951,729

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

The following is a summary of securities held to maturity at December 31, 2006 and September 30, 2006:

	Held to Maturity Portfolio December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$17,205	$99	$(221)	$17,083
Collateralized mortgage obligations	1,400	40	—	1,440

Total mortgage-backed securities	18,605	139	(221)	18,523

Investment securities
State and municipal securities	37,980	289	(378)	37,891
Other investments	155	5	—	160

Total investment securities	38,135	294	(378)	38,051

Total held to maturity	$56,740	$433	$(599)	$56,574

	Held to Maturity Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$18,472	$100	$(294)	$18,278
Collateralized mortgage obligations	1,467	44	—	1,511

Total mortgage-backed securities	19,939	144	(294)	19,789

Investment securities
State and municipal securities	40,892	323	(288)	40,927
Other	156	5	(1)	160

Total investment securities	41,048	328	(289)	41,087

Total held to maturity	$60,987	$472	$(583)	$60,876

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

At December 31, 2006 and September 30, 2006, the accumulated unrealized net loss on securities available for sale (net of tax of $4,354 and $5,207 respectively) that was included in the accumulated other comprehensive loss, a separate component of stockholders’ equity, was $6,300 and $7,532, respectively. There were no sales of securities for the three months ended December 31, 2006 and 2005, respectively.

Securities, including held-to-maturity securities, with a carrying amount of $366,147 and $427,905 were pledged as collateral for borrowings under securities repurchase agreements at December 31, 2006 and September 30, 2006, respectively. U.S Government and municipal securities with carrying amounts of $199,329 and $180,478 were pledged as collateral for municipal deposits and other purposes at December 31, 2006 and September 30, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and September 30, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

As of December 31, 2006	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:

Mortgage-backed securities	$(441)	$47,049	$(8,372)	$366,759	$(8,813)	$413,808
U.S. Government Agency securities	(253)	34,690	(2,094)	177,322	(2,347)	212,012
Municipal securities	(376)	50,776	(214)	12,851	(590)	63,627
Equity securities	—	—	(43)	904	(43)	904

Total available-for-sale:	(1,070)	132,515	(10,723)	557,836	(11,793)	690,351

Held to Maturity:
Mortgage-backed securities	(1)	305	(220)	9,599	(221)	9,904
State and municipal securities	(201)	19,226	(177)	4,279	(378)	23,505
Other securities	—	—

Total held to maturity:	(202)	19,531	(397)	13,878	(599)	33,409

Total securities:	$(1,272)	$152,046	$(11,120)	$571,714	$(12,392)	$723,760

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

	Less than 12 months		12 months or longer		Total
As of September 31, 2006	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(627)	$71,092	$(9,849)	$392,338	$(10,476)	$463,430
U.S. Government Agency securities	(282)	34,655	(3,073)	231,584	(3,355)	266,239
Municipal securities	(31)	9,281	(203)	14,409	(234)	23,690
Equity securities	—	105	(75)	767	(75)	872

Total available-for-sale:	(940)	115,133	(13,200)	639,098	(14,140)	754,231

Held to Maturity:
Mortgage-backed securities	(3)	1,121	(291)	10,090	(294)	11,211
State and municipal securities	(89)	18,998	(199)	4,424	(288)	23,422
Other securities	—	—	(1)	100	(1)	100

Total held to maturity:	(92)	20,119	(491)	14,614	(583)	34,733

Total securities:	$(1,032)	$135,252	$(13,691)	$653,712	$(14,723)	$788,964

Substantially all of the unrealized losses at December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at December 31, 2006. A total of 253 securities were in a continuous unrealized loss position for less than 12 months, and 289 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity), therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2006 except for an investment in Freddie Mac perpetual preferred stock, previously determined to have other-than-temporary impairment loss (in 2005) of $94 on a recorded basis of $935.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

8.	Deposits

Major classifications of deposits are summarized below:

	December 31, 2006	September 30, 2006
Demand deposits:
Retail	$151,313	$163,582
Commercial and municipal	201,234	203,265
Business NOW deposits	44,221	50,546
Personal NOW deposits	107,710	103,186

Total transaction accounts	504,478	520,579
Savings	364,934	378,337
Money market	230,584	238,977
Certificates of deposit	626,190	591,766

Total deposits	$1,726,186	$1,729,659

Municipal deposits of $164.3 million and $147.8 million were included in total deposits at December 31, 2006 and September 30, 2006, respectively.

9.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$395,875	5.20%	$350,163	5.18%
Repurchase agreements	227,375	4.84	332,576	5.04

Total borrowings	$623,250	5.07%	$682,739	5.11%

By remaining period to maturity:
One year or less	$506,900	5.37%	$565,555	5.40%
One to two years	44,916	3.60	32,180	3.28
Two to three years	29,505	3.67	38,266	3.80
Three to four years	15,958	3.86	21,337	3.84
Four to five years	21,514	3.84	21,560	3.82
Five years or greater	4,457	4.92	3,841	4.89

Total borrowings	$623,250	5.07%	$682,739	5.11%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2006 and September 30, 2006, the Bank had pledged mortgages totaling $353,265 and $354,720, respectively. The Bank had also pledged securities with carrying amounts of $366,148 and $427,905 as of December 31, 2006 and September 30, 2006, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which totaled

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

$610,889 and $670,091 as of December 31, 2006 and September 30, 2006, the Bank had unused borrowing capacity under the FHLB of New York line of credit of $98,526 and $102,592, respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $381,400 as of December 31, 2006.

During the three months ended December 31, 2006 no borrowings were called. Of the $227.4 million in repurchase agreements, $66.2 million are callable quarterly through their respective maturities. Premium recorded, but not accreted into income at December 31, 2006 was $2.8 million.

10.	Earnings Per Common Share

The number of shares used in the computation of basic earnings per share excludes unallocated ESOP shares, shares held to fund deferred compensation plans, and unallocated shares of restricted stock that have not been released to participants.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

Basic earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2006	2005
Weighted average common shares outstanding (basic), in ‘000s	41,169	41,194

Net income	$4,611	$5,160
Basic earnings per common share	$0.11	$0.13

Diluted earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2006	2005
Weighted average common shares outstanding (basic), in ‘000s	41,169	41,194
Effect of common stock equivalents	693	476

Total diluted shares	41,862	41,670
Net income	$4,611	$5,160
Diluted earnings per common share	$0.11	$0.12

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts

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

As of December 31, 2006, the Company had $21.3 million in outstanding letters of credit, of which $8.8 million were secured by cash collateral.

12.	Pension and Other Post Retirement Plans

Net post retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post Retirement Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Service cost	$—	$328	$7	$9
Interest cost	416	430	15	20
Expected return on plan assets	(573)	(519)	—	—
Unrecognized net transition obligation	—	0	3	3
Amortization of prior service cost	—	(3)	2	1
Amortization of gain or loss	—	82	(37)	(26)

Net periodic cost (benefit)	$(157)	$318	$(10)	$7

No contributions are expected to be made in fiscal 2007. As part of the acquisition of WSB, the Company assumed the WSB Pension Plan, a defined benefit plan. The WSB plan was frozen on April 30, 2002. As part of the acquisition of ENB, the Company assumed the ENB Pension Plan, a defined benefit plan. The ENB plan was frozen in connection with the merger of ENB into the Company. On April 1, 2006 the Company approved merging both the ENB and WSB pension plans into the Provident Bank Pension Plan, effective April 30, 2006.

On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time benefit accruals for future service ceased and no new participants may enter the plan.

In addition, the Provident Bank 401(k) and Profit Sharing Plan were amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which is expected to be 3% of eligible compensation for fiscal 2007. In 2007, it is anticipated that the annual cost of the profit sharing contribution will be approximately $700.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 2007 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, changes in local and national economic conditions, the extent and timing of actions of the Company’s regulators, customer deposit disintermediation, changes in customers’ acceptance of the Company’s products and services, general actions of competitors, other normal business risks such as credit losses, litigation and increases in the levels of non-performing assets and unfavorable changes in tax legislation. The Company’s forward-looking statements speak only as of the date on which such statements are made. The Company assumes no duty to update forward-looking statements to reflect new, changing or unanticipated events or circumstances.

The Company’s significant accounting policies are summarized in note 2 of the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006. An accounting policy considered particularly critical to the Company’s financial results is the allowance for loan losses. The methodology for assessing the appropriateness of the allowance for loan losses and non-performing loans is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes in the necessary allowance.

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

Total assets as of December 31, 2006 were $2.8 billion, a decrease of $44.9 million, or 1.6%, from September 30, 2006. The decrease from September 30, 2006 was primarily due to a decrease in the securities portfolio of $74.9 million, or 7.4%. Loans increased $32.8 million, or 2.3%.

Net loans as of December 31, 2006 were $1,485.9 million, an increase of $32.8 million, or 2.3%, over net loan balances of $1,453.2 million at September 30, 2006. Commercial loans, primarily commercial mortgage loans, increased by $25.6 million, or 3.3%, over balances at September 30, 2006. Consumer loans increased by $4.6 million, or 2.1%, during the three-month period ended December 31, 2006, while residential loans increased by $2.6 million, or 0.6%. Total loan originations, excluding loans originated for sale, were $136.8 million for the three months ended December 31, 2006. However, repayments were $103.7 million for the three months ended December 31, 2006. Non-performing loans increased $1.4 million from September 30, 2006 due primarily to one large commercial loan relationship.

Net charge-offs of $337,000 for the three months ended December 31, 2006 represent only 0.09% of average loan outstanding on an annualized basis. Loan quality continues to be strong. At $6.4 million, non-performing loans as a percentage of total loans was 0.43%, as compared to 0.34% at September 30, 2006 and 0.36% at December 31, 2005.

Total securities decreased by $74.9 million, or 7.4%, to $937.8 million at December 31, 2006 from $1.0 billion at September 30, 2006 due primarily to maturities being utilized to pay off borrowings and not being invested at current rates. Maturities were primarily in mortgage-backed securities which decreased by $26.3 million, or 4.5% and U.S. Government and federal agency securities which decreased $54.2 million, or 18.9%. These decreases were partially offset by increases due to purchases in state and municipal securities of $5.6 million, or 4.1%.

Deposits as of December 31, 2006 were $1.7 billion, a decline of $3.5 million, or 0.2%, from September 30, 2006. As of December 31, 2006 retail and commercial transaction accounts were 29.2% of deposits compared to 30.1% at September 30, 2006. The decrease in demand deposits of $14.3 million, or 3.9%, is largely seasonal and the decrease in savings and money market deposits of $13.4 million and $8.4 million, respectively, was largely due to the migration from the lower-yielding non-transaction accounts to our certificate of deposit and power money market account products or, in some cases, to other institutions offering higher yields (see “Liquidity and Capital Resources”). Certificates of deposit increased by $34.4 million, or 5.8%. The Company has been offering certain new products that offer higher, market-sensitive interest rates and other products that offer transaction account incentives.

Borrowings decreased by $59.5 million, or 8.7%, from September 2006, to $623.3 million. The decrease is due to the Company paying down higher rate borrowings with maturing securities.

Stockholders’ equity increased by $6.0 million, or 1.5%, to $411.3 million at December 31, 2006 compared to $405.3 million at September 30, 2006. The increase is primarily due to net retentions of earnings of $2.9 million, $1.0 million in stock-based compensation and a decrease in other comprehensive loss on available-for-sale securities of $1.2 million to $6.4 million. There were no repurchases of stock under the Company’s stock repurchase program during the first quarter of fiscal 2007.

Bank Tier I capital to assets stands at 8.3% at December 31, 2006. Tangible capital at the holding company level is 9.1%.

Comparison of Operating Results for the Three Months Ended

December 31, 2006 and December 31, 2005

Net income for the three months ended December 31, 2006 was $4.6 million, a decrease of $549,000 compared to $5.2 million for the same period in fiscal 2006. Net interest income before provision for loan losses for the three months ended December 31, 2006 decreased by $1.7 million, or 7.8%, to $19.7 million compared to $21.4 million for the same period in the prior year. Non-interest income increased $970,000, or 23.9%, to $5.0 million for the three months ended December 31, 2006 compared to $4.1 million for the three months ended December 31, 2005, due mainly to investment management fee growth of $365,000, $350,000 in death benefit proceeds received in 2006 on Bank-Owned Life Insurance, and the disposal of real estate of $213,000. Non-interest expense increased $515,000, or 3.0%, to $17.9 million for the three months ended December 31, 2006 compared to $17.4 million for the same prior-year period primarily due to marketing and promotional expense.

The relevant operating results performance measures follow:

	Three Months Ended December 31,
	2006	2005
Per common share:
Basic earnings	$0.11	$0.13
Diluted earnings	0.11	0.12
Dividends declared	0.05	0.05
Return on average (annualized):
Assets	0.65%	0.79%
Equity	4.50%	5.22%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
	2006			2005
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial loans and commercial mortgage loans	$782,269	$15,302	7.76%	$702,104	$12,864	7.27%
Consumer loans	231,481	4,159	7.13	190,952	2,947	6.12
Residential mortgage loans	458,768	6,828	5.90	448,500	6,666	5.90

Total loans[1]	1,472,518	26,289	7.08	1,341,556	22,477	6.65

Securities-taxable	824,657	9,163	4.41	797,115	7,743	3.85
Securities-tax exempt[2]	139,876	2,057	5.83	94,324	1,362	5.73
Other earning assets	35,375	550	6.17	26,622	299	4.45

Total securities and other earning assets	999,908	11,770	4.67	918,061	9,404	4.06

Total interest-earning assets	2,472,426	38,059	6.11	2,259,617	31,881	5.60

Non-interest-earning assets	340,831			344,160

Total assets	$2,813,257			$2,603,777

Interest bearing liabilities:
NOW checking	$149,311	132	0.35	$138,273	130	0.37
Savings, clubs and escrow	375,325	480	0.51	478,002	620	0.51
Money market accounts	238,079	1,392	2.32	214,930	704	1.30
Certificate accounts	625,781	7,131	4.52	488,517	3,804	3.09

Total interest-bearing deposits	1,388,496	9,135	2.61	1,319,722	5,258	1.58
Borrowings	657,269	8,509	5.14	485,800	4,796	3.92

Total interest-bearing liabilities	2,045,765	17,644	3.42	1,805,522	10,054	2.21

Non-interest-bearing deposits	341,259			382,009
Other non-interest-bearing liabilities	19,306			24,209
Total liabilities	2,406,330			2,211,740
Stockholders’ equity	406,927			392,037

Total liabilities and equity	$2,813,257			$2,603,777

Net interest rate spread			2.69%			3.39%

Net earning assets	$426,661			$454,095

Net interest margin		20,415	3.28%		21,827	3.83%

Less tax equivalent adjustment[2]		(719)			(477)

Net interest income		$19,696			$21,350

Ratio of average interest-earning assets to average interest-bearing liabilities		120.86%			125.15%

[1]	Includes non-accrual loans.
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31, 2006 vs. 2005 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$1,533	$905	$2,438
Consumer loans	682	530	1,212
Residential mortgage loans	162	—	162
Securities-taxable	272	1,148	1,420
Securities-tax exempt[2]	670	25	695
Other earning assets	116	135	251

Total interest income	3,435	2,743	6,178

Interest-bearing liabilities
NOW checking	9	(7)	2
Savings	(140)	—	(140)
Money market	83	605	688
Certificates of deposit	1,257	2,070	3,327
Borrowings	1,973	1,740	3,713

Total interest expense	3,182	4,408	7,590

Net interest margin	253	(1,665)	(1,412)

Less tax equivalent adjustment[2]	(235)	(7)	(242)

Net interest income	$18	$(1,672)	$(1,654)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2006 decreased by $1.7 million, or 7.8%, to $19.7 million compared to $21.4 million for the quarter ended December 31, 2005. Gross interest income on a tax-equivalent basis increased by $6.2 million, or 19.4%, to $38.1 million for the quarter ended December 31, 2006, compared to $31.9 million for the same three months in 2005. Interest expense increased by $7.6 million, or 75.5% to $17.6 million, for the quarter compared to $10.1 million for the same quarter in 2005. Average interest-bearing liabilities increased by $240.2 million and the average cost of interest-bearing liabilities increased by 121 basis points. The increase in average interest-bearing liabilities was primarily used to fund loan growth and the average increase in the investment portfolio. The average yields on the loan portfolio and investment securities increased by 43 basis points and 56 basis points, respectively, while interest-bearing accounts increased 103 points and average borrowings costs increased 122 basis points. The tax equivalent net interest margin, therefore, declined by 55 basis points to 3.28%, while net interest spread, therefore, declined by 70 basis points to 2.69%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level to absorb probable loan losses inherent in the existing portfolio. The Company recorded $400,000 in loan loss provisions for the three months ended December 31, 2006 compared to $300,000 for the three months ended December 31, 2005, reflecting the increased level of commercial loans. Net charge-offs for the three months ended December 31, 2006 were $337,000 compared to $489,000 for the same period in 2005. (See Note 6 in Item 1 for further detail).

Non-interest income was $5.0 million for the three months ended December 31, 2006 compared to $4.1 million for the three months ended December 31, 2005, an increase of $970,000, or 23.9% due, in large part, to fees earned by our investment management subsidiary, Hudson Valley Investment Advisors (“HVIA”), acquired in June 2006. In addition, we received death benefit proceeds of $350,000 from our Bank-Owned Life Insurance and

$213,000 in gains from dispositions of real estate. Deposit fees and service charges increased by $175,000, or 6.6%, which offset a decline in insurance title fees due to a slowdown in the real estate markets. There were no sales of securities this quarter.

Non-interest expense for the three months ended December 31, 2006 increased by $515,000, or 3.0%, to $17.9 million due to increased marketing expenses of $292,000 and professional fees of $135,000 (primarily HVIA management fees). Compensation and benefits expense remained at $7.8 million for the quarter, as savings from retirement plan changes implemented in the prior year offset staffing and merit increases. Stock-based compensation expense declined by $136,000 due to lower acceleration of vesting of restricted stock awards and ESOP forfeitures of $250,000 offsetting expense increases related to the Company’s stock price increase. Occupancy and office operations increased by $197,000, or 7.5%, to $2.8 million for the three months ended December 31, 2006, due to the increased office space required to accommodate the increase in the Bank’s size subsequent to the acquisitions, as well as additional space necessary to fulfill the requirements of our new in-house data center, completed November 2005. The movement of our data processing services in-house shifted certain data and check processing costs to salaries and benefits. We chose to move our data services in-house to (1) achieve greater efficiencies and security, (2) maintain a fixed level of operational costs, and (3) be in the position to accommodate an increase in volume without adding incremental costs. Data and check processing fees decreased $227,000, or 25.9%, primarily due to the new in-house data center, which decreased our reliance on outside services. Other non-interest expense increased $221,000, or 11.5%, primarily due to telephone and courier expenses.

The efficiency ratio increased to 72.5% for the current quarter from 68.5% for the quarter ended December 31, 2005. The change reflects the decrease in net interest income previously discussed.

Income Taxes. Income tax expense was $1.8 million for the three months ended December 31, 2006, compared to $2.5 million for the same period in 2005. The effective tax rates were 28% and 33%, respectively. The lower rate reflects the higher utilization of tax-exempt securities and receipt of the non-taxable BOLI death benefit proceeds.

New York Governor Spitzer’s proposed state budget for fiscal 2007-8 includes a proposal which would prohibit banks from claiming tax deductions for dividends received from real estate investment trusts (REITs) that are owned over 50% by the taxpayer or members of an affiliated group. Also, included in the proposed budget are: provisions which conform bank and thrift bad debt deduction, including recapture of certain prior year’s benefits, and provisions that would reduce the tax benefits of certain grandfathered “9-A” corporations. If the legislation were to pass, the tax benefits may not continue. The Company recorded current state tax expense reduction in fiscal 2006 of $1.3 million related to these items, or $850,000, after giving effect to the federal tax deduction.

Liquidity and Capital Resources

The objective of the Company’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s primary sources of funds, in addition to net income, are deposits, proceeds from principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturities of securities and short-term investments, and proceeds from sales of loans originated for sale and securities available for sale. Maturities and scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Company’s primary investing activities are the origination of commercial mortgage loans, one- to four-family residential mortgage loans, commercial and industrial loans, second mortgages and home equity loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2006 and 2005, loan originations, excluding loans originated for sale, totaled $136.8 million and $155.7 million, respectively, and purchases of securities totaled $15.3 million and $51.7 million, respectively. The decrease in security purchases for the three-month period ended December 31, 2006, as compared to the same period last year, reflects our focus to increase the loan portfolio, which increased $119.3 million from December 31, 2005. For the three-month period ended December 31, 2006, these investing activities were funded primarily by principal repayments on loans and by proceeds from maturities of securities. Loan origination commitments and undrawn lines of credit totaled $529.9 million at December 31, 2006. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2006, the Company had investments of $39.5 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. During the three month period ending December 31, 2006, short term interest rates were stable as the fed funds rate has remained at 5.25% since July 2006. The interest rate yield curve has become inverted as the financial markets have anticipated that the next change implemented by the Federal Open Market Committee (“FOMC”) will be to reduce rates. In all likelihood, we believe, the interest rate scenario that appears to be developing is one of a prolonged period stability, where the market will remain at or close to the present rates.

The net decrease in total deposits for the three months ended December 31, 2006 was $3.5 million. Certificates of deposit increased $34.4 million, while transaction, money market deposits and savings accounts decreased $16.1 million, $8.4 million and $13.4 million, respectively. These movements in deposit balances occurred during a period in which short term interest rates have been relatively stable. The FOMC has not increased rates since raising the Fed Fund rate to 5.25% in June 2006 after 17 straight 25 basis point increases. The deposit flows experienced by the Bank are consistent with forecasted behaviors based on historical analysis of the Bank’s core deposit base. The certificate of deposit category typically displays the most sensitivity to re-pricing and not, coincidentally, has experienced the highest growth of the deposit categories, increasing by 5.8%. Transaction accounts and savings accounts display minimal sensitivity to interest rates and they experienced a decline of 3.3%. Money market accounts, which are generally more interest rate responsive, declined 3.5%. The overall level of balances were marginally lower, clearly indicating that some migration occurred as deposits shifted from those, less interest rate sensitive categories into the more responsive certificate of deposit category.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $610.9 million was outstanding at December 31, 2006. At December 31, 2006 we had the ability to borrow an additional $98.5 million under our credit facilities with the Federal Home Loan Bank. The Bank may additionally borrow by pledging securities with a market value of $381.4 million not required to be pledged for other purposes as of December 31, 2006. The Company has $255.9 million in securities maturing/repricing over the next 12 months. The average tax equivalent yield on those securities is 3.66%. The Company will either purchase new securities at current yields, or reduce its outstanding borrowings. In addition, the Company expects approximately $100 million in amortization of mortgage-backed securities over the next 12 months.

At December 31, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $216.8 million, or 8.3% of adjusted assets (which is above the minimum required level of $104.9 million, or 4.0%) and a total risk-based capital level of $237.3 million, or 13.6% of risk-weighted assets (which is above the required level of $139.3 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At December 31, 2006, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The company declared a dividend of $0.05 per share payable on February 22, 2007 to stockholders of record on February 8, 2007.

The following table sets forth the Bank’s regulatory capital position at December 31, 2006 and September 30, 2006, compared to OTS requirements.

	OTS Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount (Dollars in thousands)	Ratio	Amount	Ratio
December 31, 2006
Tangible Capital	$216,820	8.3%	$39,331	1.5%	$—	—%
Tier 1 (core) capital	216,820	8.3	104,882	4.0	131,103	5.0
Risk-based capital:
Tier 1	216,820	12.4	—	—	104,511	6.0
Total	237,256	13.6	139,349	8.0	174,186	10.0

September 30, 2006
Tangible Capital	$208,820	7.8%	$40,080	1.5%	—	—%
Tier 1 (core) capital	208,820	7.8	106,879	4.0	133,599	5.0
Risk-based capital:
Tier 1	208,820	11.6	—	—	107,947	6.0
Total	229,193	12.7	143,929	8.0	179,912	10.0

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at September 30, 2007. If such amounts were recorded as of September 30, 2006, accumulated other comprehensive loss would be increased by $605,000. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 to require quantification of financial statement misstatements under both the “rollover approach” and the “iron curtain approach.” The “rollover approach” quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The “iron curtain approach” quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB No.108, effective October 1, 2006 and recorded an adjustment to retained earnings of $374,000.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or “Accounting Principles Board Opinion” (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has one endorsement split-dollar life insurance policy that it inherited through a certain acquisition that is associated with an employee who is no longer active. Management is currently in the process of evaluating the impact of adoption of Issue 06-04, which is not expected to be material.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company’s tax reserves. FIN 48 is effective October 1, 2007. We are currently assessing the financial statement impact of implementing FIN 48.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Implementation of SFAS 156 did not have a material impact on the consolidated earnings or financial position of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments,” the provisions of which became effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company began using the Black Scholes option pricing method beginning in fiscal 2006 and recorded an expense of $1.1 million, or $0.7 million after tax, and the diluted earnings per share impact was $0.02 for fiscal 2006. This impact includes the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which could not be previously estimated with any degree of certainty.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank’s interest rate risk profile has become more “liability” sensitive since September 30, 2006. Quantitative and qualitative disclosure about market risk is presented at September 30, 2006 in Item 7A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2006. The following is an update of the discussion provided therein.

The table below sets forth, as of December 31, 2006, the estimated changes in our net portfolio value and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Estimated Increase (Decrease) in Net Interest Income
		Amount	Percent		Amount	Percent
			(Dollars in thousands)
+300	$375,702	$(76,578)	(16.9)%	$85,099	$(6,350)	(6.9)%
+200	401,093	(51,187)	(11.3)%	87,371	(4,078)	(4.5)%
+100	427,915	(24,365)	(5.4)%	89,502	(1,947)	(2.1)%
0	452,280	—	—	91,449	—	—
-100	468,604	16,324	3.6%	93,075	1,626	1.8%
-200	469,747	17,467	3.9%	93,401	1,952	2.1%

The table set forth above indicates that at December 31, 2006, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience 3.9% increase in Net Portfolio Value (NPV) and a 2.1% increase in net interest income. In the event of an immediate 200 basis-point increase in interest rates, we can expect to experience an 11.3% decrease in NPV and 4.5% decrease in net interest income. On September 30, 2006, the same 200 basis point decrease in rates would have resulted in a 2.9% increase in NPV and a 2.8% increase in net interest income while a 200 basis point increase in rates would have resulted in a 10.6% reduction in NPV and a decrease in net interest income of 5.7%. This illustrates that the Bank has become marginally less sensitive to changes in interest rates. In exchange for giving up incremental increases in profits in a declining interest rate environment, the Bank has improved its position by lowering the impact that rising interest rates would have on net interest income. In effect, the Bank has compressed its exposure to interest rate changes.

The reduction of the Bank’s sensitivity to changes in interest rates is the direct result of strategies that were implemented and subsequently adjusted so as to coincide with evolving market conditions. The Federal Reserve Board last changed interest rates in June 2006 when they increased the Fed Funds rate by 25 basis points. Shortly after, the market sentiment that the Federal Reserve Board would begin to cut rates in the very near future gained much momentum. This expectation and commensurate positioning by market participants caused the yield curve to become negatively sloped. Those expectations have since waned, yielding to a sense that instead, the market is likely to remain in a period of prolonged “pause”. During the three-month period from September 30 2006 to December 31, 2006, the Federal Funds rate has held at 5.25% and the ten-year Treasury has average 4.62%. The strategies employed by the Bank reflect the belief that the Federal Reserve Board will continue to hold interest rates steady to at least mid-2007. Those strategies include maintaining the current duration of its liabilities, and re-evaluating the replacement of maturing assets as they come due. By presently reducing its sensitivity to interest rate moves, the Bank is in a better position to become more asset or liability sensitive, when market direction becomes clearer.

The Company’s largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At December 31, 2006, the Company did not own any trading assets, nor did it utilize hedging transactions such as interest rate swaps and caps.

The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2006. There have been no changes in the Board approved limits of acceptable variances in net interest income and net portfolio value change through December 31, 2006 compared to September 30, 2006, and the impact of possible changes within the Company’s models continues to fall within all Board-approved limits for potential interest rate volatility.

Item 4.	Controls and Procedures

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings which, in the aggregate, management believes to be material to the consolidated financial condition and operations of the Company.

Item 1A.	Risk Factors

New York State Governor Eliot Spitzer recently submitted his proposal budget to the New York State Legislature. Contained in his proposed budget were several recommendations that would increase state taxes paid by the Bank. These include elimination of the exclusions for dividends paid by Real Estate Investment Trust subsidiaries and the elimination and partial recapture of bad debt deductions from New York State taxable income. Such proposals, if enacted would increase taxes paid to New York State. The Company recorded current New York State tax expense reductions related to these items for the fiscal year ended September 30, 2006 in the amount of $1.3 million, or $850,000 after giving effect to federal tax deduction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

Period (2006)	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Oct. 1 – Oct. 31	—	$—	—	2,277,129
Nov. 1 – Nov 30	—	—	—	2,277,129
Dec. 1 – Dec.31	5,316	15.55	—	2,277,129

Total	5,316	$15.55	—

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]

The Company announced in February 2006 that it authorized the repurchase of 2,100,000 shares, or approximately 5% of common shares currently outstanding, having neared the completion of its second repurchase program of 2,200,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
10	Provident Bank Executive Officer Incentive Plan

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident New York Bancorp
(Registrant)

By:	/s/ George Strayton
George Strayton President and Chief Executive Officer

Date:	February 6, 2007

By:	/s/ Paul A. Maisch
Paul A. Maisch Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 6, 2007