Form 10-Q
period 2007-03-31
PROVIDENT NEW YORK BANCORP
filed 2007-05-10
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding
$0.01 per share	42,392,485 as of April 30, 2007

PROVIDENT NEW YORK BANCORP

QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	March 31, 2007	September 30, 2006
Assets
Cash and due from banks	$48,397	$57,293
Securities (note 7):
Available for sale, at fair value	844,271	951,729
Held to maturity, at amortized cost (fair value of $52,115 and $60,876 at March 31, 2007 and September 30, 2006, respectively)	52,080	60,987

Total securities	896,351	1,012,716

Loans held for sale (note 5)	689	7,473
Gross loans (note 5)	1,560,393	1,473,558
Allowance for loan losses (note 6)	(20,435)	(20,373)

Total loans, net	1,539,958	1,453,185

Federal Home Loan Bank (“FHLB”) stock, at cost	30,660	33,518
Accrued interest receivable	12,769	13,228
Premises and equipment, net	29,718	31,739
Goodwill (note 3)	159,813	159,817
Other amortizable intangibles (note 3)	12,556	14,189
Bank owned life insurance	39,954	39,308
Deferred income taxes, net	8,808	8,526
Other assets	21,692	10,345

Total assets	$2,801,365	$2,841,337

(Continued)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2007	September 30, 2006
Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 8):
Non-interest bearing	$349,352	$366,847
Interest bearing	1,390,953	1,362,812

Total deposits	1,740,305	1,729,659
FHLB and other borrowings (including repurchase agreements of $177,174 and $332,576 at March 31, 2007 and September 30, 2006, respectively) (note 9)	618,643	682,739
Mortgage escrow funds	9,783	4,612
Other	19,996	19,041

Total liabilities	2,388,727	2,436,051

Stockholders’ equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 shares issued; 42,376,905 shares and 42,699,046 shares outstanding at March 31, 2007 and September 30, 2006, respectively)	459	459
Additional paid-in capital	346,342	343,574
Unallocated common stock held by employee stock ownership plan (“ESOP”) (941,937 shares at March 31, 2007 and 1,035,810 shares at September 30, 2006)	(8,660)	(9,099)
Treasury stock, at cost (3,552,647 shares at March 31, 2007 and 3,230,506 shares at September 30, 2006)	(41,493)	(36,973)
Retained earnings	120,112	114,927
Accumulated other comprehensive loss, net of taxes	(4,122)	(7,602)

Total stockholders’ equity	412,638	405,286

Total liabilities and stockholders’ equity	$2,801,365	$2,841,337

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$26,663	$23,119	$52,951	$45,596
Securities	9,974	9,267	20,474	17,896
Other earning assets	628	358	1,179	656

Total interest and dividend income	37,265	32,744	74,604	64,148

Interest expense:
Deposits	8,829	6,096	17,963	11,354
Borrowings	7,968	5,643	16,478	10,439

Total interest expense	16,797	11,739	34,441	21,793

Net interest income	20,468	21,005	40,163	42,355
Provision for loan losses (note 6)	400	300	800	600

Net interest income after provision for loan losses	20,068	20,705	39,363	41,755

Non-interest income:
Deposit fees and service charges	2,784	2,531	5,630	5,199
Net gain on sale of securities available for sale (note 7)	4	—	4	—
Title insurance fees	281	390	547	807
Bank owned life insurance	407	394	1,181	807
Investment management fees	726	212	1,348	469
Other	703	436	1,230	752

Total non-interest income	4,905	3,963	9,940	8,034

Non-interest expense:
Compensation and employee benefits (note 12)	8,142	8,351	15,951	16,191
Stock-based compensation plans (note 2)	1,477	1,670	2,853	3,182
Occupancy and office operations	3,011	3,015	5,844	5,652
Advertising and promotion	874	402	1,757	994
Professional fees	1,079	795	2,068	1,649
Data and check processing	639	789	1,291	1,666
Amortization of intangible assets (note 3)	774	811	1,577	1,648
ATM/debit card expense	451	338	894	683
Other	2,124	1,974	4,260	3,897

Total non-interest expense	18,571	18,145	36,495	35,562

Income before income tax expense	6,402	6,523	12,808	14,227
Income tax expense	1,970	2,118	3,765	4,663

Net income	$4,432	$4,405	$9,043	$9,564

Weighted average common shares:
Basic	41,144,852	40,939,326	41,156,998	41,069,557
Diluted	41,671,701	41,406,485	41,705,300	41,541,154
Per common share: (note 10)
Basic	$0.11	$0.11	$0.22	$0.23
Diluted	$0.11	$0.11	$0.22	$0.23

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2006	42,699,046	$459	$343,574	$(9,099)	$(36,973)	$114,927	$(7,602)	$405,286
Implementation of SAB 108 (note 4)						374		374

Balance as adjusted at October 1, 2006	42,699,046	459	343,574	(9,099)	(36,973)	115,301	(7,602)	405,660
Net income						9,043		9,043
Other comprehensive income							3,480	3,480

Total comprehensive income								12,523
Deferred compensation transactions			20					20
Stock option transactions, net	39,459		591		394	(151)		834
ESOP shares allocated or committed to be released for allocation (93,873 shares)			924	439				1,363
RRP awards	5,000		(70)		70			—
Vesting of RRP shares			1,144					1,144
RRP forfeitures	(12,200)		159		(159)			—
Purchase of treasury shares	(354,400)				(4,825)			(4,825)
Cash dividends paid ($0.10 per common share)						(4,081)		(4,081)

Balance at March 31, 2007	42,376,905	$459	$346,342	$(8,660)	$(41,493)	$120,112	$(4,122)	$412,638

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share data)

	For the Six Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$9,043	$9,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	600
Depreciation and amortization of premises and equipment	2,432	2,027
Amortization of intangibles	1,633	1,624
Gain on sales of loans held for sale	(151)	(67)
Gain on sale of securities available for sale	(4)	—
Gain on sales of fixed assets	(212)	—
Net amortization of premiums and discounts on securities	630	1,727
ESOP and RRP expense	2,507	2,308
ESOP forfeitures	(250)	—
Stock option compensation expense	591	592
Originations of loans held for sale	(9,171)	(5,165)
Proceeds from sales of loans held for sale	16,106	4,772
Increase in cash surrender value of bank owned life insurance	(646)	(808)
Deferred income tax benefit	(2,878)	(6,616)
Net changes in accrued interest receivable and payable	1,813	(543)
Loan held for sale settled, cash not yet received	(11,246)	—
Other adjustments (principally net changes in other assets and other liabilities)	(554)	(5,755)

Net cash provided by operating activities	10,443	4,260

Cash flows from investing activities:
Purchases of securities:
Available for sale	(61,428)	(177,290)
Held to maturity	(3,927)	(9,609)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	173,332	63,688
Held to maturity	12,795	13,142
Proceeds from sales of securities available for sale	846	—
Loan originations	(314,590)	(297,470)
Loan principal payments	227,297	253,097
(Purchase) sale of FHLB stock (net)	2,858	(5,927)
Purchases of premises and equipment	(1,923)	(2,387)
Proceeds from sale of premises	1,725	—
Other investing activities	4	131

Net cash provided by (used in) investing activities	36,989	(162,756)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollars in thousands, except per share data)

	For the Six Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	$(2,401)	$(64,197)
Net increase in time deposits	13,067	117,156
Net (decrease) increase in borrowings	(63,522)	105,870
Net increase in mortgage escrow funds	5,171	5,772
Treasury shares purchased	(4,825)	(12,705)
Stock option transactions	243	58
Other stock-based compensation transactions	20	1,646
Cash dividends paid	(4,081)	(4,111)

Net cash (used in) provided by financing activities	(56,328)	149,489

Net decrease in cash and cash equivalents	(8,896)	(9,007)
Cash and cash equivalents at beginning of period	57,293	64,117

Cash and cash equivalents at end of period	$48,397	$55,110

Supplemental information:
Interest payments	$33,087	$20,611
Income tax payments	5,346	1,516

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME (LOSS) (Unaudited)

(Dollars in thousands, except per share)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Net Income:	$4,432	$4,405	$9,043	$9,564
Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $1,556, ($2,145), $2,408 and ($3,477)	2,250	(3,217)	3,482	(5,216)
Reclassification adjustment for net realized gains included in net income, net of related income tax of $2, $0, $2, and $0	(2)	—	(2)	—

	2,248	(3,217)	3,480	(5,216)
Total comprehensive income	$6,680	$1,188	$12,523	$4,348

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

1.	Basis of Presentation

The consolidated financial statements and other financial information presented in this document as of March 31, 2007 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company.” Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. HVIA is an investment advisory firm that generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through March 31, 2007, the activities of these wholly-owned subsidiaries have had a minor impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2007 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

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

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

method of accounting for stock-based employee compensation plans, and required adoption by all publicly owned companies for fiscal periods ending after June 15, 2005. As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company’s stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company’s stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans that were compensatory per APB 25, and had grant-date intrinsic value, such as restricted stock grants (RRPs).

The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2007, 404,800 shares of the options granted were subject to this potential accelerated vesting.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the six months ended March 31, 2007, the Company issued 6,387 shares of new stock-based option awards and recognized a total non-cash stock-based compensation cost of $591,000 associated with stock options. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $2.7 million. The following table shows information regarding outstanding and exercisable options as of March 31, 2007:

	March 31, 2007
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $6.08	778,275	$3.65	2.9	778,275	$3.65	2.9
$6.09 to $10.61	74,693	7.18	2.9	74,693	7.18	2.9
$10.62 to $11.85	169,427	11.62	6.4	122,427	11.67	6.0
$11.86 to $15.66	1,576,389	12.88	8.1	909,899	12.86	8.0

	2,598,784	$9.87	6.3	1,885,294	$8.76	5.6

5,316 shares were anti-dilutive as of March 31, 2007 on a fiscal year-to-date basis, and therefore were not included in common stock equivalents for earnings per share purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	2,679,963	$9.86
Granted	6,387	14.47
Exercised	(51,943)	12.97
Forfeited	(35,623)	10.09

Outstanding at March 31, 2007	2,598,784	$9.87

Exercisable at March 31, 2007	1,883,004	$8.75

Weighted average estimated fair value of options granted during the period		$2.91

The fair value for grants during the six-month period ended March 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with at he following weighted-average assumptions:

Risk-free interest rate	4.61%
Dividend yield	1.63%
Volatility of the market price	18.9%
Weighted-average expected life of options	5.6 years

The aggregate intrinsic value of options outstanding as of March 31, 2007 was $11.1 million. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the six-month period ended March 31, 2007 and exercise price, multiplied by the number of in the money options).

Under the Company’s 2000 and 2004 restricted stock plans, 81,557 shares of restricted stock are reserved for issuance as of March 31, 2007. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.1 million and $1.3 million for the six months ended March 31, 2007 and 2006, respectively. The remaining unearned compensation cost was $5.2 million as of March 31, 2007. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R, the balance of unearned compensation as of October 1, 2005 was transferred to additional paid-in capital.

The terms of issued restricted stock plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2007, 301,700 shares of the awards granted were subject to this potential accelerated vesting.

Restricted stock awards granted under the 2004 Stock Incentive Plan are accounted for in accordance with SFAS No.123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the six months ended March 31, 2007 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2006	505,480	$12.84
Granted	5,000	13.94
Vested	(21,980)	12.84
Forfeited	(12,200)	13.01

Nonvested shares outstanding at March 31, 2007	476,300	$12.86

During the six months ended March 31, 2007 and 2006, the Company expensed $252,000 and $386,000 for accelerated vesting, respectively.

The Company maintains an employee stock ownership plan (ESOP), funded by two loans, in which approximately 187,932 shares are released each calendar year. The first loan, initiated in connection with the first public offering in 1999, will be paid off in December 2007 and results in the release of approximately 138,000 shares annually. The second loan, initiated in connection with the second step public offering, matures in December 2023 and results in the release of 49,932 shares annually. For the six-month period ended March 31, 2007, the ESOP expense for the shares released under the first and second loans totaled $1.0 million and $362,000 respectively. The Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released, in December 2007. The Company reduced ESOP expense by $250,000 related to forfeitures from the plan during the first quarter of fiscal 2007.

3.	Acquisitions

The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

On June 1, 2006 the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC (“HVIA”) as a subsidiary of the Company. In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $2.5 million in goodwill. The amortizable intangible assets consist of $2.3 million of the value of non-competition rights and $500,000 of the value of a customer list. Such intangible assets will be amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

quarterly, equal to 50% of the net revenues as defined, and is eligible to receive an additional $1.0 million earn-out over a five-year period, if certain revenues are achieved. The Company has an option to purchase the management contract under certain circumstances.

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

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles*	2,830	1,690	10,395	6,624	1,787	23,326
At March 31, 2007
Goodwill	$2,529	$—	$91,671	$52,277	$13,336	$159,813
Accumulated intangible amortization	236	646	4,401	4,833	1,475	11,591
Net core deposit/other intangibles	2,594	1,044	5,994	1,791	312	11,735

*	In addition to the above, the Company also carries $821 in mortgage servicing rights.

The following table sets forth the future amortization of core deposit and other intangible assets:

At March 31, 2007	Amortization
Less than one year	$2,815
One to two years	2,389
Two to three years	2,015
Three to four years	1,659
Four to five years	1,089
Beyond five years	1,768

Total	$11,735

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

On March 30, 2007, the Company received notice of the disallowance of certain expenses related to Warwick Community Bancorp, Inc.’s disposition of assets prior to its acquisition by the Company. This disallowance of $2.3 million in federal income taxes, if realized, would result in a reduction of a refund receivable. The Company intends to vigorously contest the disallowance. After further research, subsequent to filing a Current Report on Form 8-K on April 5, 2007 on this matter, the Company believes that any disallowance realized would adjust goodwill recorded in connection with the acquisition.

4.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2006 provides detail with regard to the Company’s accounting for the allowance for loan losses.

With the exception of the adoption of Staff Accounting Bulletin (SAB) 108 on October 1, 2006 and the resulting adjustment to retained earnings, there have been no significant changes in the application of accounting policies since September 30, 2006. As a result of the implementation of SAB 108, the Company corrected immaterial errors which resulted in $374,000 being credited to retained earnings, net of taxes of $264,000. $611,000 was credited due to analysis of the Company’s reserve for off-balance sheet liabilities. This analysis applied to the fiscal year ended September 30, 2000 and subsequent periods. $237,000 was charged to retained earnings to reflect post-employment benefits associated with the Company’s BOLI contracts since September 30, 2002. The Company appropriately considered these adjustments to be immaterial individually and in the aggregate to its prior financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

5.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	March 31, 2007	September 30, 2006
Real estate – residential mortgage	$479,022	$462,996
Real estate – commercial mortgage	542,628	529,607
Real estate – construction	118,609	96,656
Commercial and industrial	188,802	160,823
Consumer loans	231,332	223,476

Total	$1,560,393	$1,473,558

Loans held for sale totaling $689,000 and $7.5 million at March 31, 2007 and September 30, 2006 represent student loans, which will be purchased by a third party 60 days after annual advances have occurred. The Company expects to cease student loan originations by the end of 2007.

6.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. However, consistent with our policy, during the quarter ended December 31, 2006 we enhanced our methodology to better reflect current loan loss experience post acquisitions. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $3.3 million from $5.0 million at September 30, 2006 to $8.3 million at March 31, 2007, as payment on certain previously criticized loans ceased or slowed further resulting in their categorization as non-performing. No significant increase in loan loss reserves was required by this classification based on an evaluation of underlying collateral values.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$20,436	$20,714	$20,373	$21,047
Transfer to reserve for contingent loan commitments	—	71	—	(73)
Charge-offs	(421)	(1,023)	(818)	(1,537)
Recoveries	20	31	80	56

Net charge-offs	(401)	(992)	(738)	(1,481)

Provision for loan losses	400	300	800	600

Balance at end of period	$20,435	$20,093	$20,435	$20,093

Net charge-offs to average loans outstanding (annualized)	0.10%	0.28%	0.10%	0.22%

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	March 31, 2007		September 30, 2006
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$1,133	$472	$629	$472
Commercial real estate	1,568	2,610	613	2,367
Commercial business	284	993	30	459
Construction	200	644	—	—
Consumer	299	121	310	144

Total non-performing loans	$3,484	4,840	$1,582	3,442

Real estate owned:
One- to four family		87		87

Total real estate owned		87		87

Total non-performing assets		$8,411		$5,111

Ratios:
Non-performing loans to total loans		0.53%		0.34%
Non-performing assets to total assets		0.30%		0.18%
Allowance for loan losses to total non-performing loans		245.49%		405.51%
Allowance for loan losses to average loans		1.35%		1.44%

The Company recorded an investment in impaired loans, as defined by SFAS No. 114, of $1.4 million and $0 at March 31, 2007 and September 30, 2006, respectively. The amount of allowance allocated to impaired loans was $142,000 at March 31, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

7.	Securities

The following is a summary of securities available for sale at March 31, 2007 and September 30, 2006:

	Available for Sale Portfolio March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$499,471	$1,016	$(6,426)	$494,061
Collateralized mortgage obligations	40,749	291	(270)	40,770

Total mortgage-backed securities	540,220	1,307	(6,696)	534,831

Investment Securities
U.S. Government and federal agency securities	197,069	33	(1,385)	195,717
State and municipal securities	113,681	405	(473)	113,613
Equity securities	105	6	(1)	110

Total investment securities	310,855	444	(1,859)	309,440

Total available for sale	$851,075	$1,751	$(8,555)	$844,271

	Available for Sale Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$540,888	$482	$(10,066)	$531,304
Collateralized mortgage obligations	37,667	139	(410)	37,396

Total mortgage-backed securities	578,555	621	(10,476)	568,700

Investment securities
U.S. Government and federal agency securities	289,506	29	(3,355)	286,180
State and municipal securities	95,405	799	(234)	95,970
Equity securities	947	7	(75)	879

Total investment securities	385,858	835	(3,664)	383,029

Total available for sale	$964,413	$1,456	$(14,140)	$951,729

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The following is a summary of securities held to maturity at March 31, 2007 and September 30, 2006:

	Held to Maturity Portfolio March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$15,873	$100	$(178)	$15,795
Collateralized mortgage obligations	1,345	37	—	1,382

Total mortgage-backed securities	17,218	137	(178)	17,177

Investment securities
State and municipal securities	34,806	280	(208)	34,878
Other investments	56	4	—	60

Total investment securities	34,862	284	(208)	34,938

Total held to maturity	$52,080	$421	$(386)	$52,115

	Held to Maturity Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$18,472	$100	$(294)	$18,278
Collateralized mortgage obligations	1,467	44	—	1,511

Total mortgage-backed securities	19,939	144	(294)	19,789

Investment securities
State and municipal securities	40,892	323	(288)	40,927
Other investments	156	5	(1)	160

Total investment securities	41,048	328	(289)	41,087

Total held to maturity	$60,987	$472	$(583)	$60,876

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

At March 31, 2007 and September 30, 2006, the accumulated unrealized net loss on securities available for sale (net of tax of $2.8 million and $5.2 million respectively) that was included in the accumulated other comprehensive loss, a separate component of stockholders’ equity, was $4.0 million and $7.5 million, respectively. Gross realized gains were $4,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Securities, including held-to-maturity securities, with a carrying amount of $353.2 million and $427.9 million were pledged as collateral for borrowings and securities repurchase agreements at March 31, 2007 and September 30, 2006, respectively. U.S Government and municipal securities with carrying amounts of $206.4 million and $180.5 million were pledged as collateral for municipal deposits and other purposes at March 31, 2007 and September 30, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2007 and September 30, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
As of March 31, 2007	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(226)	$32,458	$(6,470)	$347,470	$(6,696)	$379,928
U.S. Government Agency securities	(110)	9,881	(1,275)	140,950	(1,385)	150,831
Municipal securities	(262)	41,756	(211)	13,945	(473)	55,701
Equity securities	—	—	(1)	104	(1)	104

Total available-for-sale:	(598)	84,095	(7,957)	502,469	(8,555)	586,864

Held to Maturity:
Mortgage-backed securities	—	198	(178)	9,253	(178)	9,451
State and municipal securities	(51)	12,805	(157)	7,292	(208)	20,097
Other securities	—	—	—	—	—

Total held to maturity:	(51)	13,003	(335)	16,545	(386)	29,548

Total securities:	$(649)	$97,098	$(8,292)	$519,014	$(8,941)	$616,112

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

	Less than 12 months		12 months or longer		Total
As of September 30, 2006	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(627)	$71,092	$(9,849)	$392,338	$(10,476)	$463,430
U.S. Government Agency securities	(282)	34,655	(3,073)	231,584	(3,355)	266,239
Municipal securities	(31)	9,281	(203)	14,409	(234)	23,690
Equity securities	—	105	(75)	767	(75)	872

Total available-for-sale:	(940)	115,133	(13,200)	639,098	(14,140)	754,231

Held to Maturity:
Mortgage-backed securities	(3)	1,121	(291)	10,090	(294)	11,211
State and municipal securities	(89)	18,998	(199)	4,424	(288)	23,422
Other securities	—	—	(1)	100	(1)	100

Total held to maturity:	(92)	20,119	(491)	14,614	(583)	34,733

Total securities:	$(1,032)	$135,252	$(13,691)	$653,712	$(14,723)	$788,964

Substantially all of the unrealized losses at March 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at March 31, 2007. A total of 208 securities were in a continuous unrealized loss position for less than 12 months, and 293 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity), therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

8.	Deposits

Major classifications of deposits are summarized below:

	March 31, 2007	September 30, 2006
Demand deposits:
Retail	$150,734	$163,582
Commercial and municipal	198,618	203,265
Business NOW deposits	47,032	50,546
Personal NOW deposits	109,843	103,186

Total transaction accounts	506,227	520,579
Savings	364,808	378,337
Money market	264,417	238,977
Certificates of deposit	604,853	591,766

Total deposits	$1,740,305	$1,729,659

Municipal deposits of $187.8 million and $147.8 million were included in total deposits at March 31, 2007 and September 30, 2006, respectively. March 31, 2007 includes $4.2 million in brokered CD’s.

9.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2007		September 30, 2006
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$441,469	4.98%	$350,163	5.18%
Repurchase agreements	177,174	4.71	332,576	5.04

Total borrowings	$618,643	4.90%	$682,739	5.11%

By remaining period to maturity:
One year or less	$349,122	5.37%	$565,555	5.40%
One to two years	34,182	4.02	32,180	3.28
Two to three years	23,574	3.38	38,266	3.80
Three to four years	23,689	3.91	21,337	3.84
Four to five years	13,666	3.77	21,560	3.82
Five years or greater	129,410	4.26	3,841	4.89

Total borrowings	$618,643	4.90%	$682,739	5.11%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2007 and September 30, 2006, the Bank had pledged mortgages totaling $354.4 million and $354.7 million, respectively. The Bank had also pledged securities with carrying amounts of $353.2 million and $427.9 million as of March 31, 2007 and September 30, 2006, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

totaled $606.6 million and $670.1 million as of March 31, 2007 and September 30, 2006, the Bank had unused borrowing capacity under the FHLB of New York line of credit of $91.1 million and $102.6 million, respectively. The Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $332.5 million as of March 31, 2007.

During the six months ended March 31, 2007 no borrowings were called. Of the $177.2 million in repurchase agreements, $66.2 million are callable quarterly through their respective maturities. Premium recorded, but not accreted into income at March 31, 2007, was $2.5 million. In addition, the Company has $441.5 million in advances, of which $144.5 million are callable quarterly. Included in the Company’s borrowings are $50.0 million in structured advances and $50.0 million in structured repurchase agreements, which are callable quarterly, after an initial lock-out period of six months to one year.

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

Basic earnings per common share is computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Weighted average common shares outstanding (basic), in ‘000s	41,145	40,939	41,157	41,070

Net income	$4,432	$4,405	$9,043	$9,564
Basic earnings per common share	$0.11	$0.11	$0.22	$0.23

Diluted earnings per common share is computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Weighted average common shares outstanding (basic), in ‘000s	41,145	40,939	41,157	41,070
Effect of common stock equivalents	527	467	548	471

Total diluted shares	41,672	41,406	41,705	41,541
Net income	$4,432	$4,405	$9,043	$9,564
Diluted earnings per common share	$0.11	$0.11	$0.22	$0.23

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

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

As of March 31, 2007, the Company had $20.5 million in outstanding letters of credit, of which $8.6 million were secured by cash collateral.

12.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$—	$328	$6	$9
Interest cost	416	224	16	19
Expected return on plan assets	(573)	(324)	0	0
Unrecognized net transition obligation	—	0	2	2
Amortization of prior service cost	—	(3)	3	2
Amortization of gain or loss	—	81	(37)	(26)

Net periodic cost (benefit)	$(157)	$306	$(10)	$6

	Pension Plans		Other Post-Retirement Plans
	Six Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$—	$656	$13	$18
Interest cost	832	448	31	39
Expected return on plan assets	(1,146)	(649)	—	—
Unrecognized net transition obligation	—	0	5	5
Amortization of prior service cost	—	(6)	5	3
Amortization of gain or loss	—	163	(74)	(52)

Net periodic cost (benefit)	$(314)	$612	$(20)	$13

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, benefit accruals for future service ceased and no new participants may enter the plan.

In addition, the Provident Bank 401(k) Plan and Profit Sharing Plan were amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which is expected to be 3% of eligible compensation for fiscal 2007. In 2007, it is anticipated that the annual cost of the profit sharing contribution will be approximately $800,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. This newly issued standard applies for years ending after December 15, 2006 to employers with publicly traded equity securities. If such unrecognized components of defined benefit pension plans and retiree medical plans were recorded as of September 30, 2006, accumulated other comprehensive loss would be increased by $605,000. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Total assets as of March 31, 2007 were $2.8 billion, a decrease of $40.0 million, or 1.4%, from September 30, 2006. The decrease from September 30, 2006 was primarily due to a decrease in the securities portfolio of $116.4 million, or 11.5%. Gross loans increased $86.8 million.

Net loans as of March 31, 2007 were $1.54 billion, an increase of $86.8 million, or 6.0%, over net loan balances of $1.45 billion at September 30, 2006. Commercial loans, primarily commercial and industrial loans, increased by $63.0 million, or 8.0%, over balances at September 30, 2006. Consumer loans increased by $7.9 million, or 3.5%, during the six-month period ended March 31, 2007, while residential loans increased by $16.0 million, or 3.5%. Total loan originations, excluding loans originated for sale, were $314.6 million for the six months ended March 31, 2007. However, repayments were $227.3 million for the six months ended March 31, 2007. Non-performing loans increased $3.3 million from September 30, 2006 due to payment on previously criticized loans ceasing or slowing further, resulting in their categorization as non-performing.

Net charge-offs of $738,000 for the six months ended March 31, 2007 represent only 0.10% of average loans outstanding on an annualized basis. Loan quality continues to be strong. At $8.3 million, non-performing loans as a percentage of total loans was 0.53%, as compared to 0.34% at

September 30, 2006, and 0.28% at March 31, 2006. The allowance for loan losses represents 1.35% of average loans and 245.49% of non-performing loans.

Total securities decreased by $116.4 million, or 11.5%, to $896.4 million at March 31, 2007 from $1.0 billion at September 30, 2006 primarily due to maturities being utilized to pay off borrowings and not being invested at current rates. Maturities were primarily in mortgage-backed securities, which decreased by $36.6 million, or 6.2%, and U.S. Government and federal agency securities, which decreased $90.5 million, or 31.6%. These decreases were partially offset by increases due to purchases in state and municipal securities of $11.6 million, or 8.4%.

Deposits as of March 31, 2007 were $1.7 billion, an increase of $10.6 million, or 0.6%, from September 30, 2006. As of March 31, 2007 retail and commercial transaction accounts were 29.1% of deposits compared to 30.1% at September 30, 2006. The decrease in demand deposits of $17.5 million, or 4.8%, is largely seasonal. The decrease in savings accounts of $13.5 million was largely due to the migration from the lower-yielding savings accounts to our certificate of deposit and power money market account products or in some cases, to other institutions offering higher yields (see “Liquidity and Capital Resources”). Certificates of deposit increased by $13.1 million, or 2.2%, primarily due to increases in municipal certificates of $38.1 million offset by declines of $25 million in retail certificates of deposit. Money Market accounts increased by $25.4 million, or 10.6% as the Company has been offering certain new products that offer higher, market-sensitive interest rates and other products that offer transaction account incentives.

Borrowings decreased by $64.1 million, or 9.4%, from September 2006, to $618.6 million. The decrease is due to the Company paying down higher rate borrowings with maturing securities.

Stockholders’ equity increased by $7.4 million, or 1.8%, to $412.6 million at March 31, 2007, compared to $405.3 million at September 30, 2006. The increase is primarily due to net retentions of earnings of $5.2 million, $3.4 million in stock-based compensation and a decrease in other comprehensive loss on available-for-sale securities of $3.5 million to $4.1 million. Offsetting these increases were repurchases of 354,400 shares of the Company’s stock at a cost of $4.8 million under the Company’s stock repurchase program, all of which occurred during the second quarter of 2007. The Company has a remaining authorization to repurchase 1,922,729 additional shares subject to market conditions.

Bank Tier I capital to adjusted total assets stands at 8.55% at March 31, 2007. Tangible capital at the holding company level is 9.14% of tangible assets.

Comparison of Operating Results for the Three Months Ended

March 31, 2007 and March 31, 2006

Net income for the three months ended March 31, 2007 was $4.4 million, an increase of $27,000 compared to $4.4 million for the same period in fiscal 2006. Net interest income before provision for loan losses for the three months ended March 31, 2007 decreased by $537,000, or 2.6%, to $20.5 million compared to $21.0 million for the same period in the prior year. Non-interest income increased $942,000, or 23.8%, to $4.9 million for the three months ended March 31, 2007, compared to $4.0 million for the three months ended March 31, 2006, due mainly to investment management fee growth of $514,000. Non-interest expense increased $426,000, or 2.4%, to $18.6 million for the three months ended March 31, 2007, compared to $18.1 million for the same period in the prior year primarily due to increases in marketing and promotional expense.

The relevant operating results performance measures follow:

	Three Months Ended March 31,
	2007	2006
Per common share:
Basic earnings	$0.11	$0.11
Diluted earnings	0.11	0.11
Dividends declared	0.05	0.05
Return on average (annualized):
Assets	0.64%	0.67%
Equity	4.37%	4.57%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial and commercial mortgage loans	$813,443	$15,647	7.80%	$724,425	$13,201	7.39%
Consumer loans	240,975	4,227	7.11	197,232	3,198	6.58
Residential mortgage loans	466,224	6,789	5.91	452,513	6,720	6.02

Total loans[1]	1,520,642	26,663	7.11	1,374,170	23,119	6.82

Securities-taxable	765,255	8,570	4.54	825,284	8,321	4.09
Securities-tax exempt[2]	140,987	2,160	6.21	100,693	1,455	5.86
Other earning assets	34,487	628	7.39	30,675	358	4.73

Total securities and other earning assets	940,729	11,358	4.90	956,652	10,134	4.30

Total interest-earning assets	2,461,371	38,021	6.26	2,330,822	33,253	5.79

Non-interest-earning assets	325,356			333,952

Total assets	$2,786,727			$2,664,774

Interest bearing liabilities:
NOW checking	$153,105	135	0.36%	$141,064	137	0.39%
Savings, clubs and escrow	368,171	456	0.50	448,084	564	0.51
Money market accounts	250,347	1,578	2.56	222,169	909	1.66
Certificate accounts	600,956	6,660	4.49	521,399	4,486	3.49

Total interest-bearing deposits	1,372,579	8,829	2.61	1,332,716	6,096	1.86
Borrowings	637,472	7,968	5.07	556,201	5,643	4.11

Total interest-bearing liabilities	2,010,051	16,797	3.39	1,888,917	11,739	2.52

Non-interest-bearing deposits	341,016			362,955
Other non-interest-bearing liabilities	24,049			21,944

Total liabilities	2,375,116			2,273,816

Stockholders’ equity	411,611			390,958

Total liabilities and equity	$2,786,727			$2,664,774

Net interest rate spread			2.88%			3.27%

Net earning assets	$451,320			$441,905

Net interest margin		21,224	3.50%		21,514	3.74%

Less tax equivalent adjustment[2]		(756)			(509)

Net interest income		$20,468			$21,005

Ratio of average interest-earning assets to average interest-bearing liabilities	122.45%			123.39%

[1]	Includes non-accrual loans.

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31, 2007 vs. 2006 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$1,685	$761	$2,446
Consumer loans	755	274	1,029
Residential mortgage loans	198	(129)	69
Securities-taxable	(640)	889	249
Securities-tax exempt[2]	614	91	705
Other earning assets	49	221	270

Total interest income	2,661	2,107	4,768

Interest-bearing liabilities
NOW checking	10	(12)	(2)
Savings	(98)	(10)	(108)
Money market	127	542	669
Certificates of deposit	755	1,419	2,174
Borrowings	895	1,430	2,325

Total interest expense	1,689	3,369	5,058

Net interest margin	972	(1,262)	(290)

Less tax equivalent adjustment[2]	216	31	247

Net interest income	$756	$(1,293)	$(537)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2007 decreased by $537,000, or 2.6%, to $20.5 million, compared to $21.0 million for the quarter ended March 31, 2006. Interest income on a tax-equivalent basis decreased by $290,000, or 1.4%, to $21.2 million for the quarter ended March 31, 2007, compared to $21.5 million for the same three months in 2006. Interest expense increased by $5.1 million, or 43.1% to $16.8 million, for the quarter, compared to $11.7 million for the same quarter in 2006. Average interest-bearing liabilities increased by $121.1 million and the average cost of interest-bearing liabilities increased by 87 basis points. The increase in average interest-bearing liabilities was primarily used to fund loan growth. The average yields on the loan portfolio and investment securities on a tax-equivalent basis increased by 29 basis points and 52 basis points, respectively, while interest-bearing deposit accounts increased 75 points and average borrowings costs increased 96 basis points. The tax equivalent net interest margin, therefore, declined by 24 basis points to 3.50%, while net interest spread decreased by 39 basis points to 2.88%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $400,000 in loan loss provisions for the three months ended March 31, 2007 compared to $300,000 for the three months ended March 31, 2006, reflecting the increased level of commercial loans. Net charge-offs for the three months ended March 31, 2007 were $401,000 compared to $992,000 for the same period in 2006. (See Note 6 in Item 1 for further detail).

Non-interest income was $4.9 million for the three months ended March 31, 2007, compared to $4.0 million for the three months ended March 31, 2006, an increase of $942,000, or 23.8% due, in large part, to fees earned by our investment management subsidiary, Hudson Valley Investment Advisors (“HVIA”), acquired in June 2006. Deposit fees and service charges increased by $253,000, or 10.0%, which offset a decline in title insurance fees due to a slowdown in the real estate markets. Other non-interest income increased by $271,000 due to gains associated with the Company’s student loan portfolio. The Company expects to cease student loan originations by the end of 2007.

Non-interest expense for the three months ended March 31, 2007 increased by $426,000, or 2.4%, to $18.6 million due to increased marketing expenses of $472,000 and professional fees of $284,000 (primarily HVIA management fees). Compensation and benefits expense declined $209,000 for the quarter due to savings from retirement plan changes implemented in the prior year. Stock-based compensation declined by $193,000 mainly due to an ESOP expense adjustment in the prior year resulting from changes in vesting assumptions. ATM/debit card expense increased $113,000 due to volume increases, which was more than offset by lower data and check processing expenses of $150,000 in telecommunication costs and proof of delivery costs. Other expenses increased by $150,000 primarily due to business development and training expense increases. Occupancy and office operations remained relatively unchanged for the three months ended March 31, 2007 over the same period in 2006.

Income Taxes. Income tax expense was $2.0 million for the three months ended March 31, 2007, compared to $2.1 million for the same period in 2006. The effective tax rates were 30.8% and 32.5%, respectively. The lower rate reflects the higher utilization of tax-exempt securities.

Comparison of Operating Results for the Six Months Ended

March 31, 2007 and March 31, 2006

Net Income. For the six months ended March 31, 2007 net income was $9.0 million, a decrease of $521,000 compared to $9.6 million for the same period in fiscal 2006. Net interest income before provision for loan losses for the six months ended March 31, 2007 decreased by $2.2 million, or 5.2%, compared to the same period in fiscal 2006. Non-interest income increased $1.9 million, or 23.7% to $9.9 million for the six months ended March 31, 2007 compared to $8.0 million for the six months ended March 31, 2006. Non-interest expense increased $933,000, or 2.6%, to $36.5 million for the six months ended March 31, 2007 compared to $35.6 million for the same period in fiscal 2006.

The relevant performance measures follow:

	Six Months Ended March 31,
	2007	2006
Per common share:
Basic earnings	$0.22	$0.23
Diluted earnings	0.22	0.23
Dividends declared	0.10	0.10
Return on average (annualized):
Assets	0.65%	0.73%
Equity	4.43%	4.90%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial and commercial mortgage loans	$797,684	$30,948	7.78%	$713,142	$26,065	7.33%
Consumer loans	236,177	8,386	7.12	194,057	6,145	6.35
Residential mortgage loans	462,455	13,617	5.91	450,485	13,386	5.96

Total loans[1]	1,496,316	52,951	7.10	1,357,684	45,596	6.74

Securities-taxable	795,283	17,733	4.47	811,046	16,064	3.97
Securities-tax exempt[2]	140,426	4,217	6.02	97,473	2,818	5.80
Other earning assets	34,936	1,179	6.77	28,626	656	4.60

Total securities and other earning assets	970,645	23,129	4.78	937,145	19,538	4.18

Total interest-earning assets	2,466,961	76,080	6.18	2,294,829	65,134	5.69

Non-interest-earning assets	333,206			338,079

Total assets	$2,800,167			$2,632,908

Interest bearing liabilities:
NOW checking	$151,187	267	0.35%	$139,654	268	0.38%
Savings, clubs and escrow	371,787	936	0.50	463,207	1,184	0.51
Money market accounts	244,146	2,970	2.44	218,509	1,613	1.48
Certificate accounts	613,505	13,790	4.51	504,778	8,289	3.29

Total interest-bearing deposits	1,380,625	17,963	2.61	1,326,148	11,354	1.72
Borrowings	647,479	16,478	5.10	520,614	10,439	4.02

Total interest-bearing liabilities	2,028,104	34,441	3.41	1,846,762	21,793	2.37

Non-interest-bearing deposits	341,139			372,586
Other non-interest-bearing liabilities	21,676			22,057

Total liabilities	2,390,919			2,241,405
Stockholders’ equity	409,248			391,503

Total liabilities and equity	$2,800,167			$2,632,908

Net interest rate spread			2.78%			3.33%

Net earning assets	$438,857			$448,067

Net interest margin		41,639	3.39%		43,341	3.79%

Less tax equivalent adjustment[2]		(1,476)			(986)

Net interest income		$40,163			$42,355

Ratio of average interest-earning assets to average interest-bearing liabilities	121.64%			124.26%

[1]	Includes non-accrual loans.

[2]	Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

	Six Months Ended March 31, 2007 vs. 2006 Increase/(Decrease) Due to
	Volume [1]	Rate [1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$3,217	$1,666	$4,883
Consumer loans	1,438	803	2,241
Residential mortgage loans	347	(116)	231
Securities-taxable	(319)	1,988	1,669
Securities-tax exempt[2]	1,288	111	1,399
Other earning assets	166	357	523

Total interest income	6,137	4,809	10,946

Interest-bearing liabilities
NOW checking	21	(22)	(1)
Savings	(226)	(22)	(248)
Money market	208	1,149	1,357
Certificates of deposit	2,022	3,479	5,501
Borrowings	2,872	3,167	6,039

Total interest expense	4,897	7,751	12,648

Net interest margin	1,240	(2,942)	(1,702)

Less tax equivalent adjustment[2].	450	40	490

Net interest income	$790	$(2,982)	$(2,192)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

Net Interest Income. Net interest income for the six months ended March 31, 2007 was $40.2 million, compared to $42.4 million for the six months ended March 31, 2006, a decrease of $2.2 million, or 5.2%. The increase in gross interest income was largely due to a $172.1 million increase in average earning assets with higher yields to $2.5 billion during the period ended March 31, 2007, as compared to $2.3 billion for the same period in the prior fiscal year. The increase in average earning assets was primarily due to continued internal growth, and was further enhanced by an improvement in average yield of 49 basis points, from 5.69% to 6.18%, on a fully taxable equivalent basis. Interest expense increased by $12.6 million for the six months ended March 31, 2007 from $21.8 million for the same period in fiscal 2006 to $34.4 million, as average interest-bearing liabilities increased by $181.3 million and the average cost of interest-bearing liabilities increased 104 basis points. The tax-equivalent net interest margin declined by 40 basis points to 3.39%, while the net interest spread declined by 55 basis points to 2.78%, due to the increase in short-term market interest rates. The Board of Governors of the Federal Reserve has kept the federal funds rate at 5.25% since June 2006. During the six months ended March 31, 2006 the federal funds rate was increased 100 basis points from 3.75% to 4.75%. However, longer term interest rates (10-year treasury) have only increased from an average of 4.52% for the six months ended March 31, 2006 to 4.65% for the six months ended March 31, 2007.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $800,000 and $600,000, respectively, in loan loss provisions during the six months ended March 31, 2007 and 2006, reflecting the increase in commercial loan balances outstanding. Net charge-offs for the six months ended March 31, 2007 were $738,000 compared to net charge-offs of $1.5 million for the same period in 2006. (See Note 6 in Item 1 for further discussion).

Non-Interest Income was $9.9 million for the six months ended March 31, 2007, compared to $8.0 million for the six months ended March 31, 2006, representing an increase of $1.9 million or 23.7%. Investment management fees increased by $879,000, primarily due to fees earned by our investment management subsidiary, HVIA. Increases in deposit services fees of $431,000, or 8.3%, offset a decline in title insurance fees of $260,000 due to a slowdown in the real estate markets. Income from bank-owned life insurance (BOLI) increased by $374,000 due to death benefit proceeds received in the first fiscal quarter of 2007. Other non-interest income increased $482,000 due to gains on the disposition of real estate of $212,000 in the first quarter of 2007, and gains associated with the Company’s student loan portfolio of $326,000.

Non-Interest Expense for the six months ended March 31, 2007 increased by $933,000, or 2.6%, to $36.5 million, compared to $35.6 million for the six months ended March 31, 2006 primarily due to increased marketing expenses of $763,000 and professional fees of $419,000 (HVIA management fees). Compensation and benefits expense declined $240,000 from the prior year due to savings from retirement plan changes implemented in the prior year. Stock-based compensation declined by $329,000 due to lower acceleration of vesting of restricted stock awards and prior year ESOP adjustments. The ATM/debit card expense increase of $211,000 was offset by lower data and check processing expenses of $375,000 as we took our data processing operations in-house in November, 2005. Other non-interest expenses increased by $363,000 mainly due to increases in business development and training expenses, courier and correspondent expenses, and regulatory assessments.

Income Taxes. Income tax expense was $3.8 million for the six months ended March 31, 2007, compared to $4.7 million expense for the same period in 2006. The effective tax rates were 29.4% and 32.8%, respectively. As previously mentioned, the Company’s strategies for the utilization of tax-advantaged investments and income from BOLI has had a positive impact on its income tax liabilities.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, second mortgages and home equity loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2007 and 2006, loan originations, excluding loans originated for sale, totaled $314.6 million and $297.5 million, respectively, and purchases of securities totaled $61.4 million and $177.3 million, respectively. The decrease in security purchases for the six-month period ended March 31, 2007, as compared to the same period last year, reflects our focus to increase the loan portfolio, which increased $154.5 million from March 31, 2006 and reduce higher cost borrowings. Loan origination commitments and undrawn lines of credit totaled $473.6 million at March 31, 2007. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2007, the Company had investments of $40.0 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. During the six-month period ending March 31, 2007, short term interest rates were stable. The federal funds rate at 5.25% is unchanged since June 2006. The interest rate yield curve has finally regained a slightly positive slope as the ten-year US Treasury yield at 4.65% was higher than the two-year Note at 4.58% yield. The negative spread that still exists between the Fed Funds rate and the two year maturities still indicates the high expectations of a rate cut by the Federal Open Market Committee (“FOMC”). In all likelihood, we believe, the interest rate scenario that has developed is one of a prolonged period of stability, where rates will remain at or close to their present levels.

Total deposits increased by $10.6 million for the six months ended March 31, 2007. Within the deposit categories, money market accounts exhibited the largest increase, rising $25.4 million or 10.7%, due to success of our Premium Money Market program. During the same period, transactional accounts decreased by $14.4 million to $506.2 million, however within this category, Personal NOW accounts rose $6.7 million to $109 million, an increase of 6.5%. Certificates of deposit increased by $13.1 million while Savings decreased by $13.5 million. Although savings balances have decreased by 15.8% since March 2006, there is evidence that this negative trend is slowing. Since December 31, 2006 savings balances have remained stable at approximately $365 million. During the same three month period, transaction accounts have exhibited similar behavior, with balances rising marginally by $1.7 million. This positive development is consistent with forecasted behaviors that were based on a historical analysis of the Bank’s core deposit base. The interest rate environment has been relatively stable as the FOMC, after having raised rates for 17 consecutive meetings beginning June 2004, has kept the federal funds rate steady at 5.25% since June 2006. The erosion of balances in the Bank’s core deposit categories that took place during the rising interest rate environment appears to have ceased during this recent period of rate stability. The increase in transaction account balances and the stabilization of the savings account balances is consistent with the Bank’s internal models.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $606.6 million was outstanding at March 31, 2007. At March 31, 2007, we had the ability to borrow an additional $91.1 million under our credit facilities with the Federal Home Loan Bank. The Bank may additionally borrow by pledging securities with a market value of $332.5 million not required to be pledged for other purposes as of March 31, 2007. The Company may utilize brokered certificates of deposit. As of March 31, 2007 there was only $4.2 million outstanding. The Company has $237.4 million in securities maturing/repricing over the next 12 months. The average tax equivalent yield on those securities is 3.96%. The Company will either purchase new securities at current yields, or reduce its outstanding borrowings. In addition, the Company expects approximately $100 million in amortization of mortgage-backed securities over the next 12 months.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $224.6 million, or 8.5% of adjusted assets (which is above the minimum required level of $105.2 million, or 4.0%) and a total risk-based capital level of $245.1 million, or 13.8% of risk-weighted assets (which is above the required level of $141.8 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2007, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Company declared a dividend of $0.05 per share payable on May 24, 2007 to stockholders of record on May 10, 2007.

The following table sets forth the Bank’s regulatory capital position at March 31, 2007 and September 30, 2006, compared to OTS requirements.

	OTS Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2007
Tangible Capital	$224,694	8.5%	$39,432	1.5%	$—	—%
Tier 1 (core) capital	224,694	8.5	105,152	4.0	131,441	5.0
Risk-based capital:
Tier 1	224,694	12.7	—	—	106,318	6.0
Total	245,129	13.8	141,758	8.0	177,197	10.0
September 30, 2006
Tangible Capital	$208,820	7.8%	$40,080	1.5%	—	—%
Tier 1 (core) capital	208,820	7.8	106,879	4.0	133,599	5.0
Risk-based capital:
Tier 1	208,820	11.6	—	—	107,947	6.0
Total	229,193	12.7	143,929	8.0	179,912	10.0

Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (SFAS No.159). The fair value option established by this Statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain conditions. The Company is currently assessing the financial statement impact of implementing SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at September 30, 2007. If such amounts were recorded as of September 30, 2006, accumulated other comprehensive loss would be increased by $605,000. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 to require quantification of financial statement misstatements under both the “rollover approach” and the “iron curtain approach.” The “rollover approach” quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The “iron curtain approach” quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB No.108, effective October 1, 2006 and recorded an adjustment to retained earnings of $374,000 (see discussion under 4. Critical Accounting Policies for further information.)

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or “Accounting Principles Board Opinion” (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has one endorsement split-dollar life insurance policy that it inherited through a certain acquisition that is associated with an employee who is no longer active. The adoption of this Issue 06-04 did not have an impact on the consolidated earnings or financial condition of the Company.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Implementation of SFAS 156 did not have a material impact on the consolidated earnings or financial position of the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank’s interest rate risk profile has become less interest rate sensitive since September 30, 2006. Quantitative and qualitative disclosure about market risk is presented at September 30, 2006 in Item 7A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2006. The following is an update of the discussion provided therein.

The table below sets forth, as of March 31, 2007, the estimated changes in our net portfolio value and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Estimated Increase (Decrease) in Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$387,863	$(77,375)	(16.6)%	$88,241	$(5,224)	(5.6)%
+200	414,805	(50,433)	(10.8)%	90,249	(3,216)	(3.4)%
+100	441,902	(23,336)	(5.0)%	92,109	(1,356)	(1.5)%
0	465,238	—	—	93,465	—	—
-100	476,824	11,586	2.5%	94,084	619	0.7%
-200	463,636	(1,602)	(0.3)%	92,401	(1,064)	(1.1)%

The table set forth above indicates that at March 31, 2007, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience a 0.3% decrease in Net Portfolio Value (NPV) and a 1.1% decrease in net interest income. In the event of an immediate 200 basis-point increase in interest rates, we would expect to experience a 10.8% decrease in NPV and a 3.4% decrease in net interest income. On September 30, 2006, the same 200 basis point decrease in rates would have resulted in a 2.9% increase in NPV and a 2.8% increase in net interest income, while a 200 basis point increase in rates would have resulted in a comparable 10.6% reduction in NPV and a decrease in net interest income of 5.7%. This illustrates that the interest rate risk profile of the Bank has been reducing its ‘liability sensitive’ position. The Bank has become progressively less sensitive to changes in interest rates. In exchange for giving up incremental increases in profits in a declining interest rate environment, the Bank has improved its position by lowering the impact that rising interest rates would have on net interest income. The Bank has, in effect, compressed its exposure to interest rate changes.

The reduction of the Bank’s sensitivity to changes in interest rates is the direct result of strategies that were implemented and subsequently adjusted so as to coincide with evolving market conditions. The Federal Reserve Bank last changed interest rates in June 2006 when it increased the Federal Funds rate by 25 basis points. Since that last increase, the market has largely anticipated that the Federal Reserve would soon begin to reduce rates. These expectations caused the yield curve to become negatively sloped. In response, The Federal Reserve has stated that its decision on interest rate direction will be directly dependent upon economic data. Therefore, expectations for that rate cut have been as volatile as each release of financial news. In the absence of economic data that is directionally consistent, the probability that the Federal Reserve is in a prolonged ‘pause’ is high. The strategies employed by the Bank, and the resulting ‘interest rate neutral’ profile reflect the belief that the Federal Reserve Board will continue to hold interest rates steady to at least the final quarter of 2007. Those strategies include maintaining the current duration of liabilities, and re-evaluating the replacement of maturing assets as they come due. By presently reducing its sensitivity to interest rate moves, the Bank is in a better position to become more asset or liability sensitive, when market direction becomes clearer.

The Company’s largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2007, the Company did not own any trading assets, nor did it utilize hedging transactions such as interest rate swaps and caps.

The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2006. There have been no changes in the Board approved limits of acceptable variances in net interest income and net portfolio value change through March 31, 2007 compared to September 30, 2006, and the impact of possible changes within the Company’s models continues to fall within all Board-approved limits for potential interest rate volatility.

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

There have been no material changes in risk factors described in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2006, except as described below:

On March 30, 2007, the Company received notice of the disallowance of certain expenses related to Warwick Community Bancorp, Inc.’s disposition of assets prior to its acquisition by the Company. This disallowance of $2.3 million in federal income taxes, if realized, would result in a reduction of a refund receivable. The Company intends to vigorously contest the disallowance. After further research, subsequent to filing a Current Report on Form 8-K on April 5, 2007 on this matter, the Company believes that any disallowance realized would adjust goodwill recorded in connection with the acquisition.

The New York State legislature finalized the proposed budget for 2008. Contained in the proposed budget were several recommendations that would increase state taxes paid by the Bank. The finalized budget does not contain any provisions that are expected to be currently detrimental to the Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

Period (2007)	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Jan. 1 – Jan. 31	—	$—	—	2,277,129
Feb. 1 – Feb. 28	69,200	14.14	69,200	2,207,929
Mar. 1 – Mar. 31	286,271	13.53	285,200	1,922,729

Total	355,471	$13.65	354,400

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options (1,071) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]

The Company announced in February 2006 that it authorized the repurchase of 2,100,000 shares, or approximately 5% of common shares currently outstanding, having completed its second repurchase program of 2,200,000 shares in March 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 15, 2007, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and the ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

The number of votes cast at the meeting as to each matter acted upon was as follows:

1. ELECTION OF DIRECTORS:

	VOTES FOR	%	VOTES WITHHELD	%
William Helmer	37,359,581	98.5	554,466	1.5
R. Michael Kennedy	37,338,766	98.5	575,281	1.5
Donald T. McNelis	37,360,990	98.5	553,057	1.5
William R. Sichol, Jr.	37,132,572	97.9	781,475	2.1

2. The ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006.

FOR	%	AGAINST	%	ABSTAIN	%
37,474,379	98.8	230,848	0.6	208,820	0.6

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident New York Bancorp (Registrant)

By:	/s/ George Strayton
George Strayton
President and Chief Executive Officer

Date: May 7, 2007

By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2007