Form 10-Q
period 2007-06-30
PROVIDENT NEW YORK BANCORP
filed 2007-08-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding
$0.01 per share	41,667,638 as of July 30, 2007

PROVIDENT NEW YORK BANCORP

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	June 30, 2007	September 30, 2006
Assets
Cash and due from banks	$46,006	$57,293
Securities (note 7):
Available for sale, at fair value	794,949	951,729
Held to maturity, at amortized cost (fair value of $41,281 and $60,876 at June 30, 2007 and September 30, 2006, respectively)	41,416	60,987

Total securities	836,365	1,012,716

Loans held for sale (note 5)	—	7,473
Gross loans (note 5)	1,613,841	1,473,558
Allowance for loan losses (note 6)	(20,699)	(20,373)

Total loans, net	1,593,142	1,453,185

Federal Home Loan Bank (“FHLB”) stock, at cost	29,827	33,518
Accrued interest receivable	11,240	13,228
Premises and equipment, net	30,004	31,739
Goodwill (note 3)	161,154	159,817
Other amortizable intangibles (note 3)	11,782	14,189
Bank owned life insurance	40,387	39,308
Deferred income taxes, net	12,096	8,526
Other assets	10,798	10,345

Total assets	$2,782,801	$2,841,337

(Continued)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2007	September 30, 2006
Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 8):
Non-interest bearing	$359,886	$366,847
Interest bearing	1,388,941	1,362,812

Total deposits	1,748,827	1,729,659
FHLB and other borrowings (including repurchase agreements of $155,240 and $332,576 at June 30, 2007 and September 30, 2006, respectively) (note 9)	595,411	682,739
Mortgage escrow funds	17,828	4,612
Other	18,416	19,041

Total liabilities	2,380,482	2,436,051

Stockholders’ equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 shares issued; 41,666,538 shares and 42,699,046 shares outstanding at June 30, 2007 and September 30, 2006, respectively)	459	459
Additional paid-in capital	347,578	343,574
Unallocated common stock held by employee stock ownership plan (“ESOP”) (910,619 shares at June 30, 2007 and 1,035,810 shares at September 30, 2006)	(8,440)	(9,099)
Treasury stock, at cost (4,263,014 shares at June 30, 2007 and 3,230,506 shares at September 30, 2006)	(51,468)	(36,973)
Retained earnings	123,033	114,927
Accumulated other comprehensive loss, net of taxes	(8,843)	(7,602)

Total stockholders’ equity	402,319	405,286

Total liabilities and stockholders’ equity	$2,782,801	$2,841,337

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$27,896	$24,247	$80,847	$69,842
Securities	9,449	10,297	29,923	28,192
Other earning assets	641	402	1,819	1,058

Total interest and dividend income	37,986	34,946	112,589	99,092

Interest expense:
Deposits	9,001	7,492	26,964	18,846
Borrowings	6,654	5,770	23,132	16,209

Total interest expense	15,655	13,262	50,096	35,055

Net interest income	22,331	21,684	62,493	64,037
Provision for loan losses (note 6)	400	300	1,200	900

Net interest income after provision for loan losses	21,931	21,384	61,293	63,137

Non-interest income:
Deposit fees and service charges	2,848	2,699	8,478	7,898
Net gain on sale of securities available for sale (note 7)	—	—	4	—
Title insurance fees	308	399	855	1,206
Bank owned life insurance	432	418	1,613	1,225
Investment management fees	759	399	2,107	868
Other	641	446	1,871	1,198

Total non-interest income	4,988	4,361	14,928	12,395

Non-interest expense:
Compensation and employee benefits (note 12)	8,567	7,810	24,517	24,001
Stock-based compensation plans (note 2)	1,433	1,327	4,286	4,509
Occupancy and office operations	2,827	2,957	8,670	8,609
Advertising and promotion	1,267	905	3,024	1,899
Professional fees	914	877	2,982	2,526
Data and check processing	659	785	1,949	2,451
Amortization of intangible assets (note 3)	746	808	2,323	2,456
ATM/debit card expense	471	460	1,365	1,142
Other	2,166	2,112	6,428	6,008

Total non-interest expense	19,050	18,041	55,544	53,601

Income before income tax expense	7,869	7,704	20,677	21,931
Income tax expense	2,433	2,143	6,199	6,806

Net income	$5,436	$5,561	$14,478	$15,125

Weighted average common shares:
Basic	40,722,093	40,728,939	41,012,030	40,955,647
Diluted	41,223,958	41,254,819	41,551,464	41,515,092
Per common share: (note 10)
Basic	$0.13	$0.14	$0.35	$0.37
Diluted	$0.13	$0.13	$0.35	$0.36

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2006	42,699,046	$459	$343,574	$(9,099)	$(36,973)	$114,927	$(7,602)	$405,286
Implementation of SAB 108 (note 4)						374		374

Balance as adjusted at October 1, 2006	42,699,046	459	343,574	(9,099)	(36,973)	115,301	(7,602)	405,660
Net income						14,478		14,478
Other comprehensive loss							(1,241)	(1,241)

Total comprehensive income								13,237
Deferred compensation transactions			38					38
Stock option transactions, net	86,592		948		752	(547)		1,153
ESOP shares allocated or committed to be released for allocation (140,850 shares)			1,353	659				2,012
RRP awards	5,000		(70)		70			—
Vesting of RRP shares			1,576					1,576
RRP forfeitures	(12,200)		159		(159)			—
Purchase of treasury shares	(1,111,900)				(15,158)			(15,158)
Cash dividends paid ($0.15 per common share)						(6,199)		(6,199)

Balance at June 30, 2007	41,666,538	$459	$347,578	$(8,440)	$(51,468)	$123,033	$(8,843)	$402,319

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share data)

	For the Nine Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$14,478	$15,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	900
Depreciation and amortization of premises and equipment	3,366	2,978
Amortization of intangibles	2,407	2,456
Gain on sales of loans held for sale	(154)	(105)
Gain on sale of securities available for sale	(4)	—
Gain on sales of fixed assets	(212)	—
Net amortization of premiums and discounts on securities	709	2,382
Accretion of premiums on borrowings (includes calls on borrowings)	(1,404)	(2,428)
ESOP and RRP expense	3,588	3,367
ESOP forfeitures	(250)	—
Stock option compensation expense	948	862
Originations of loans held for sale	(20,243)	(8,355)
Proceeds from sales of loans held for sale	27,870	7,708
Net increase in cash surrender value of bank owned life insurance	(1,079)	(1,225)
Deferred income tax benefit (expense)	(2,901)	206
Net changes in accrued interest receivable and payable	3,170	817
Other adjustments (principally net changes in other assets and other liabilities)	(2,959)	(11,898)

Net cash provided by operating activities	28,530	12,790

Cash flows from investing activities:
Purchases of securities:
Available for sale	(103,871)	(206,864)
Held to maturity	(6,255)	(20,875)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	257,051	96,490
Held to maturity	25,767	27,139
Proceeds from sales of securities available for sale	846	—
Loan originations	(470,612)	(470,064)
Loan principal payments	329,613	380,601
Purchase of Hudson Valley Investment Advisors, Inc., net of cash and cash equivalents acquired	—	(2,622)
(Purchase) sale of FHLB stock (net)	3,691	(8,688)
Purchases of premises and equipment	(3,143)	(2,820)
Proceeds from sale of premises	1,725	—
Other investing activities	—	82

Net cash provided by (used in) investing activities	34,812	(207,621)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share data)

	For the Nine Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	$21,248	$(59,254)
Net increase in time deposits	(2,055)	83,725
Net (decrease) increase in borrowings	(85,924)	167,611
Net increase in mortgage escrow funds	13,216	11,746
Treasury shares purchased	(15,158)	(12,851)
Stock option transactions	205	66
Other stock-based compensation transactions	38	1,661
Cash dividends paid	(6,199)	(6,232)

Net cash (used in) provided by financing activities	74,629	186,472

Net decrease in cash and cash equivalents	(11,287)	(8,359)
Cash and cash equivalents at beginning of period	57,293	64,117

Cash and cash equivalents at end of period	$46,006	$55,758

Supplemental information:
Interest payments	$48,914	$33,020
Income tax payments	7,762	1,632
Cash portion of Hudson Valley Investment Advisors, Inc. purchase transaction	750	2,500
Stock portion of Hudson Valley Investment Advisors, Inc. purchase transaction	—	2,740

Total paid for Hudson Valley Investment Advisors, Inc.	750	5,240
Loans transferred to real estate owned	618	—

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Net Income:	$5,436	$5,561	$14,478	$15,125
Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during the period, net of tax benefit of $3,269, 2,240, $876 and $5,841	(4,721)	(3,187)	(1,239)	(8,403)
Reclassification adjustment for net realized gains included in net income, net of related income tax of $0, $0, $2, and $0	—	—	(2)	—

Total comprehensive income	$715	$2,374	$13,237	$6,722

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

1.	Basis of Presentation

The consolidated financial statements and other financial information presented in this document as of June 30, 2007 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company.” Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. HVIA is an investment advisory firm that generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through June 30, 2007, the activities of these wholly-owned subsidiaries have had a minor impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

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

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

method of accounting for stock-based employee compensation plans, and required adoption by all publicly owned companies for fiscal periods ending after June 15, 2005. As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company’s stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company’s stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans that were compensatory per APB 25, and had grant-date intrinsic value, such as restricted stock grants (RRPs).

The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2007, 247,700 shares of the options granted were subject to this potential accelerated vesting.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the nine months ended June 30, 2007, the Company issued 33,128 shares of stock-based option awards and recognized a total non-cash stock-based compensation cost of $948,000 associated with stock options. As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $2.0 million. The following table shows information regarding outstanding and exercisable options as of June 30, 2007:

	June 30, 2007
	Outstanding			Exercisable
	Number of Stock Options	Weighted-Average		Number of Stock Options	Weighted-Average
		Exercise Price	Life (in Years)		Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	762,019	$3.72	2.65	762,019	$3.72	2.65
$7.32 to $11.85	178,844	11.57	6.0	133,844	11.60	5.58
$11.86 to $15.66	1,589,630	12.89	7.72	926,250	12.88	7.58

	2,530,493			1,822,113

6,387 shares were anti-dilutive as of June 30, 2007 on a fiscal year-to-date basis, and therefore were not included in common stock equivalents for earnings per share purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	2,679,963	$9.86
Granted	33,128	14.07
Exercised	(135,678)	6.57
Forfeited	(46,920)	12.93

Outstanding at June 30, 2007	2,530,493	$10.04

Exercisable at June 30, 2007	1,822,113	$8.96

Weighted average estimated fair value of options granted during the period		$2.98

The fair value for grants during the nine-month period ended June 30, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.88%
Dividend yield	1.55%
Volatility of the market price	25.67%
Weighted-average expected life of options	3.29

The aggregate intrinsic value of options outstanding as of June 30, 2007 was $8.3 million. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the nine-month period ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options).

Under the Company’s 2000 and 2004 restricted stock plans, 83,033 shares of restricted stock are reserved for issuance as of June 30, 2007. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.6 million and $1.8 million for the nine months ended June 30, 2007 and 2006, respectively. The remaining unearned compensation cost was $4.8 million as of June 30, 2007. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R, the balance of unearned compensation as of October 1, 2005 was transferred to additional paid-in capital.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The terms of issued restricted stock plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2007, 301,700 shares of the awards granted were subject to this accelerated vesting.

Restricted stock awards granted under the 2004 Stock Incentive Plan are accounted for in accordance with SFAS No.123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the nine months ended June 30, 2007 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2006	505,480	$12.84
Granted	5,000	13.94
Vested	(21,980)	12.84
Forfeited	(12,200)	13.01

Nonvested shares outstanding at June 30, 2007	476,300	$12.86

During the nine months ended June 30, 2007 and 2006, the Company expensed $252,000 and $386,000 for accelerated vesting, respectively.

The Company maintains an employee stock ownership plan (ESOP), funded by two loans, in which approximately 187,800 shares are released each calendar year. The first loan, initiated in connection with the first public offering in 1999, will be paid off in December 2007 and results in the release of approximately 138,000 shares annually. The second loan, initiated in connection with the second step public offering, matures in December 2023 and results in the release of 49,932 shares annually. For the nine-month period ended June 30, 2007, the ESOP expense for the shares released under the first and second loans totaled $1.5 million and $534,830 respectively. The Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released in December 2007. The Company reduced ESOP expense by $250,000 related to forfeitures from the plan during the first quarter of fiscal 2007.

3.	Acquisitions

The Company has been active in acquisitions over the past several years. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

On June 1, 2006, the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC (“HVIA”) as a subsidiary of the Company.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $2.5 million in goodwill. The amortizable intangible assets consist of $2.3 million of the value of non-competition rights and $500,000 of the value of a customer list. Such intangible assets will be amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable quarterly, equal to 50% of the net revenues as defined, and was eligible to receive an additional $1.0 million earn-out over a five-year period, if certain revenues were achieved. The earnout portion was settled for $750,000 and recorded as additional goodwill. The Company has an option to purchase the management contract under certain circumstances.

On October 1, 2004, the Company completed its acquisition of Warwick Community Bancorp, Inc. (“WSB” or “Warwick”), located in Warwick, New York. WSB was the holding company for The Warwick Savings Bank, headquartered in Warwick, New York, The Towne Center Bank, headquartered in Lodi, New Jersey and Hardenburgh Abstract Company of Orange County, Inc., headquartered in Goshen, New York.

On January 14, 2004, the Company completed its acquisition of E.N.B. Holding Company, Inc. (“ENB”), located in Ellenville, New York. ENB was the holding company for Ellenville National Bank.

On April 23, 2002, the Company completed its acquisition of The National Bank of Florida (“NBF”), located in Florida, New York.

Below is a summary of the financial transactions, including the purchase on May 19, 2005 of an HSBC Bank USA, National Association (“HSBC”) branch office in South Fallsburg New York, which has been consolidated with the Bank’s existing branch in South Fallsburg.

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles*	2,830	1,690	10,395	6,624	1,787	23,326
At June 30, 2007
Goodwill	$3,279	$—	$92,262	$52,277	$13,336	$161,154
Accumulated intangible amortization	306	721	4,788	5,015	1,505	12,335
Net core deposit/other intangibles	2,524	969	5,607	1,609	282	10,991

*	In addition to the above, the Company also carries $792,000 in mortgage servicing rights.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The following table sets forth the future amortization of core deposit and other intangible assets:

At June 30, 2007	Amortization
Less than one year	$2,705
One to two years	2,290
Two to three years	1,930
Three to four years	1,511
Four to five years	1,009
Beyond five years	1,546

Total	$10,991

Goodwill is not amortized to expense, but is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit intangible asset is recognized apart from goodwill and amortized to expense over its estimated useful life and evaluated, at least annually, for impairment.

On March 30, 2007, the Company received notice from the U.S. Internal Revenue Service of the disallowance of certain expenses related to Warwick Community Bancorp, Inc.’s disposition of assets prior to its acquisition by the Company. This disallowance of $2.3 million in federal income taxes, if realized, would have resulted in a reduction of a refund receivable. In May, the Company agreed to settle this matter and recorded $591,000 in increased goodwill reflecting the effects of the settlement. Further, as a result of the agreement, the Company recorded as interest due on the remaining $3.7 million refund, $235,000 in other income.

4.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2006 provides detail regarding the Company’s accounting for the allowance for loan losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

With the exception of the adoption of Staff Accounting Bulletin (SAB) 108 on October 1, 2006 and the resulting adjustment to retained earnings, there have been no significant changes in the application of accounting policies since September 30, 2006. As a result of the implementation of SAB 108, the Company corrected immaterial errors which resulted in $374,000 being credited to retained earnings, net of taxes of $264,000. $611,000 was credited due to analysis of the Company’s reserve for off-balance sheet liabilities. This analysis applied to the fiscal year ended September 30, 2000 and subsequent periods. $237,000 was charged to retained earnings to reflect post-employment benefits associated with the Company’s BOLI contracts since September 30, 2002. The Company appropriately considered these adjustments to be immaterial, individually and in the aggregate, to its prior financial statements.

5.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	June 30, 2007	September 30, 2006
Real estate – residential mortgage	$501,795	$462,996
Real estate – commercial mortgage	537,258	529,607
Real estate – construction	133,133	96,656
Commercial and industrial	205,632	160,823
Consumer loans	236,023	223,476

Total	$1,613,841	$1,473,558

Loans held for sale totaled $7.5 million at September 30, 2006 and represented student loans, which were purchased by a third party 60 days after annual advances occurred. There were no loans held for sale as of June 30, 2007. The Company ceased student loan originations as of June 30, 2007.

6.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. However, consistent with our policy, during the quarter ended December 31, 2006 we enhanced our methodology to better reflect current loan loss experience post acquisitions. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $2.6 million from $5.0 million at September 30, 2006 to $7.7 million at June 30, 2007, as payment on certain previously criticized loans ceased or slowed further, resulting in their categorization as non-performing. No significant increase in loan loss reserves was required by this classification based on an evaluation of underlying collateral values.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$20,435	$20,093	$20,373	$21,047
Transfer to reserve for contingent loan commitments	—	—	—	(73)
Charge-offs	(731)	(167)	(1,549)	(1,704)
Recoveries	595	134	675	190

Net charge-offs	(136)	(33)	(874)	(1,514)

Provision for loan losses	400	300	1,200	900

Balance at end of period	$20,699	$20,360	$20,699	$20,360

Net charge-offs to average loans outstanding (annualized)	0.03%	0.01%	0.08%	0.14%

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	June 30, 2007		September 30, 2006
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,106	$—	$629	$472
Commercial real estate	1,350	1,293	613	2,367
Commercial business	19	1,839	30	459
Construction	—	689	—	—
Consumer	241	135	310	144

Total non-performing loans	$3,716	$3,956	$1,582	$3,442

Real estate owned:
One- to four-family		705		87

Total real estate owned		705		87

Total non-performing assets		$8,377		$5,111

Ratios:
Non-performing loans to total loans		0.48%		0.34%
Non-performing assets to total assets		0.30%		0.18%
Allowance for loan losses to total non-performing loans		270%		406%
Allowance for loan losses to average loans		1.36%		1.44%

The Company recorded an investment in impaired loans, as defined by SFAS No. 114, of $1.1 million and $0 at June 30, 2007 and September 30, 2006, respectively. The amount of allowance allocated to impaired loans was $114,000 at June 30, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

7.	Securities

The following is a summary of securities available for sale at June 30, 2007 and September 30, 2006:

	Available for Sale Portfolio June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$500,077	$133	$(11,226)	$488,984
Collateralized mortgage obligations	39,394	19	(553)	38,860

Total mortgage-backed securities	539,471	152	(11,779)	527,844

Investment securities
U.S. Government and federal agency securities	139,054	7	(952)	138,109
State and municipal securities	131,109	27	(2,252)	128,884
Equity securities	105	8	(1)	112

Total investment securities	270,268	42	(3,205)	267,105

Total available for sale	$809,739	$194	$(14,984)	$794,949

	Available for Sale Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$540,888	$482	$(10,066)	$531,304
Collateralized mortgage obligations	37,667	139	(410)	37,396

Total mortgage-backed securities	578,555	621	(10,476)	568,700

Investment securities
U.S. Government and federal agency securities	289,506	29	(3,355)	286,180
State and municipal securities	95,405	799	(234)	95,970
Equity securities	947	7	(75)	879

Total investment securities	385,858	835	(3,664)	383,029

Total available for sale	$964,413	$1,456	$(14,140)	$951,729

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

The following is a summary of securities held to maturity at June 30, 2007 and September 30, 2006:

	Held to Maturity Portfolio June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$14,037	$58	$(152)	$13,943
Collateralized mortgage obligations	1,288	41	—	1,329

Total mortgage-backed securities	15,325	99	(152)	15,272

Investment securities
State and municipal securities	26,035	162	(248)	25,949
Other investments	56	4	—	60

Total investment securities	26,091	166	(248)	26,009

Total held to maturity	$41,416	$265	$(400)	$41,281

	Held to Maturity Portfolio September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities
Mortgage-backed pass-through securities	$18,472	$100	$(294)	$18,278
Collateralized mortgage obligations	1,467	44	—	1,511

Total mortgage-backed securities	19,939	144	(294)	19,789

Investment securities
State and municipal securities	40,892	323	(288)	40,927
Other investments	156	5	(1)	160

Total investment securities	41,048	328	(289)	41,087

Total held to maturity	$60,987	$472	$(583)	$60,876

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

At June 30, 2007 and September 30, 2006, the accumulated unrealized net loss on securities available for sale (net of tax of $6.0 million and $5.2 million respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders’ equity, was $8.8 million and $7.5 million, respectively. Gross realized gains were $4,000 and $0 for the nine months ended June 30, 2007 and 2006, respectively.

Securities, including held-to-maturity securities, with a carrying amount of $352.5 million and $427.9 million were pledged as collateral for borrowings and securities repurchase agreements at June 30, 2007 and September 30, 2006, respectively. U.S. Government and municipal securities with carrying amounts of $233.5 million and $180.5 million were pledged as collateral for municipal deposits and other purposes at June 30, 2007 and September 30, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2007 and September 30, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of June 30, 2007
Available For Sale:
Mortgage-backed securities	$(2,541)	$176,718	$(9,238)	$316,150	$(11,779)	$492,868
U.S. Government Agency securities	(91)	14,881	(861)	113,264	(952)	128,145
Municipal securities	(1,917)	111,682	(335)	13,303	(2,252)	124,985
Equity securities	—	—	(1)	104	(1)	104

Total available-for-sale:	(4,549)	303,281	(10,435)	442,821	(14,984)	746,102

Held to Maturity:
Mortgage-backed securities	(12)	1,868	(140)	8,008	(152)	9,876
State and municipal securities	(59)	8,012	(189)	3,887	(248)	11,899
Other securities	—		—	—	—

Total held to maturity:	(71)	9,880	(329)	11,895	(400)	21,775

Total securities:	$(4,620)	$313,161	$(10,764)	$454,716	$(15,384)	$767,877

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of September 30, 2006
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

Substantially all of the unrealized losses at June 30, 2007 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at June 30, 2007. A total of 440 securities were in a continuous unrealized loss position for less than 12 months, and 272 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity), therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

8.	Deposits

Major classifications of deposits are summarized below:

	June 30, 2007	September 30, 2006
Demand deposits:
Retail	$154,497	$163,582
Commercial and municipal	205,389	203,265
Business NOW deposits	44,046	50,546
Personal NOW deposits	116,848	103,186

Total transaction accounts	520,780	520,579
Savings	369,886	378,337
Money market	268,424	238,977
Certificates of deposit	589,737	591,766

Total deposits	$1,748,827	$1,729,659

Municipal deposits of $192.5 million and $147.8 million were included in total deposits at June 30, 2007 and September 30, 2006, respectively. June 30, 2007 includes $4.2 million in brokered certificates of deposit.

9.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2007		September 30, 2006
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$440,171	5.10%	$350,163	5.18%
Repurchase agreements	155,240	4.08	332,576	5.04

Total borrowings	$595,411	4.84%	$682,739	5.11%

By remaining period to maturity:
One year or less	$359,826	5.29%	$565,555	5.40%
One to two years	30,503	3.62	32,180	3.28
Two to three years	21,043	3.89	38,266	3.80
Three to four years	4,689	4.21	21,337	3.84
Four to five years	—	—	21,560	3.82
Five years or greater	179,350	4.25	3,841	4.89

Total borrowings	$595,411	4.84%	$682,739	5.11%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2007 and September 30, 2006, the Bank had pledged mortgages totaling $370.4 million and $354.7 million, respectively. The Bank had also pledged securities with carrying amounts of $352.5 million and $427.9 million as of June 30, 2007 and September 30, 2006,

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB of New York which totaled $584.2 million and $670.1 million as of June 30, 2007 and September 30, 2006, the Bank had unused borrowing capacity under the FHLB of New York of $236.3 million and $102.6 million, respectively.

During the nine months ended June 30, 2007 $16.2 million in borrowings were called, with an associated decrease in interest expense of $500,000. For the nine months ending June 30, 2006 a $1.3 million decrease in interest expense for called borrowings was realized. Of the $155.2 million in repurchase agreements, $145.0 million are callable quarterly through their respective maturities. Premium recorded, but not accreted into income at June 30, 2007, was $1.7 million. In addition, the Company has $440.2 million in advances, of which $94.5 million are callable quarterly.

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

Basic earnings per common share is computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (basic), in ‘000s	40,722	40,729	41,012	40,956

Net income	$5,436	$5,561	$14,478	$15,125
Basic earnings per common share	$0.13	$0.14	$0.35	$0.37

Diluted earnings per common share is computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (basic), in ‘000s	40,722	40,729	41,012	40,956
Effect of common stock equivalents	502	526	539	559

Total diluted shares	41,224	41,255	41,551	41,515
Net income	$5,436	$5,561	$14,478	$15,125
Diluted earnings per common share	$0.13	$0.13	0.35	$0.36

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

11.	Guarantor’s Obligations Under Guarantees

Nearly all letters of credit issued by, or on behalf of, the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of June 30, 2007, the Company had $20.7 million in outstanding letters of credit, of which $8.8 million were secured by cash collateral.

12.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$286	$1	$9
Interest cost	452	822	28	19
Expected return on plan assets	(570)	(971)	—	—
Amortization net transition obligation	—	—	13	2
Amortization of prior service cost	—	(2)	1	2
Amortization of gain or loss	27	(28)	(25)	(26)

Net periodic cost (benefit)	$(91)	$107	$18	$(6)

	Pension Plans		Other Post-Retirement Plans
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$942	$14	$20
Interest cost	1,284	1,270	59	44
Expected return on plan assets	(1,716)	(1,620)	—	—
Amortization net transition obligation	—	—	18	8
Amortization of prior service cost	—	(8)	6	7
Amortization of gain or loss	27	135	(99)	(107)

Net periodic cost (benefit)	$(405)	$719	$(2)	$(28)

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, benefit accruals for future service ceased and no new participants may enter the Plan. The service cost component of pension expense for the year ended September 30, 2006 was $1.2 million.

In addition, the Provident Bank 401(k) Plan and Profit Sharing Plan was amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which is expected to be 3% of eligible compensation for fiscal 2007. In 2007, it is anticipated that the annual cost of the profit sharing contribution will be approximately $800,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. This standard applies for years ending after December 15, 2006 to employers with publicly traded equity securities. If such unrecognized components of defined benefit pension plans and retiree medical plans were recorded as of September 30, 2006, accumulated other comprehensive loss would have been increased by $605,000. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

Total assets as of June 30, 2007 were $2.8 billion, a decrease of $58.5 million, or 2.1%, from September 30, 2006. The decrease from September 30, 2006 was primarily due to a decrease in the securities portfolio of $176.4 million, or 17.4%, offset in part by an increase in net loans of $140.0 million.

Net loans as of June 30, 2007 were $1.6 billion, an increase of $140.0 million, or 9.6%, over net loan balances of $1.45 billion at September 30, 2006. Commercial loans, primarily commercial and industrial loans, increased by $88.9 million, or 11.3%, over balances at September 30, 2006. Consumer loans increased by $12.5 million, or 5.6%, during the nine-month period ended June 30, 2007, while residential loans increased by $38.8 million, or 8.4%. Total loan originations, excluding loans originated for sale, were $470.6 million for the nine months ended June 30, 2007. However, repayments were $329.6 million for the nine months ended June 30, 2007. Non-performing loans increased $2.6 million from September 30, 2006 due to payment on previously criticized loans ceasing or slowing further, resulting in their categorization as non-performing.

Net charge-offs of $874,000 for the nine months ended June 30, 2007 represent 0.08% of average loans outstanding on an annualized basis. Loan quality continues to be strong. At $7.7 million, non-performing loans as a percentage of total loans was 0.48%, as compared to 0.34% at

September 30, 2006, and 0.32% at June 30, 2006. The allowance for loan losses represents 1.36% of average loans and 270% of non-performing loans, each at June 30, 2007.

Total securities decreased by $176.4 million, or 17.4%, to $836.4 million at June 30, 2007 from $1.0 billion at September 30, 2006 primarily due to maturities being utilized to fund loans and pay down borrowings and not being reinvested at current rates. Maturities were primarily in mortgage-backed securities, which decreased by $45.5 million, or 7.7%, and U.S. Government and federal agency securities, which decreased $148.1 million, or 51.7%. These decreases were partially offset by increases due to purchases in state and municipal securities of $18.1 million, or 13.2%.

Deposits as of June 30, 2007 were $1.7 billion, an increase of $19.2 million, or 1.1%, from September 30, 2006. As of June 30, 2007, retail and commercial transaction accounts were 29.8% of deposits compared to 30.1% at September 30, 2006. The decrease in demand deposits of $7.0 million, or 1.9%, was offset by an increase in NOW accounts of $7.2 million. The decrease in savings accounts of $8.5 million was largely due to the migration from the lower-yielding savings accounts to our power money market account products, or in some cases, to other institutions offering higher yields. In recent periods the rate of decline in savings accounts appears to have slowed (see “Liquidity and Capital Resources”). Certificates of deposit decreased by $2.0 million, or 0.3%, primarily due to increases in municipal certificates of $45.0 million offset by declines of $47.1 million in retail certificates of deposit. Money Market accounts increased by $29.4 million, or 12.3% as the Company has been offering certain new products that offer higher, market-sensitive interest rates and other products that offer transaction account incentives.

Borrowings decreased by $87.3 million, or 12.8%, from September 2006, to $595.4 million. The decrease was due to the Company paying down higher rate borrowings with maturing securities. The Company has entered into $200 million in structured advances/repurchase agreements which are callable quarterly after an initial lockout period of six months to one year.

Stockholders’ equity decreased by $3.0 million, or 0.7%, to $402.3 million at June 30, 2007, compared to $405.3 million at September 30, 2006. The decrease was primarily due to repurchases of 1.1 million shares of the Company’s stock at a cost of $15.2 million under the Company’s stock repurchase program and an increase in other comprehensive loss on available-for-sale securities of $1.2 million to $8.8 million offsetting these decreases were net retentions of earnings of $7.7 million and $4.8 million in stock-based compensation. The Company has a remaining authorization to repurchase 1,165,229 additional shares subject to market conditions.

Bank Tier I capital to adjusted total assets stands at 8.2% at June 30, 2007. Tangible capital at the holding company level is 8.8% of tangible assets.

Comparison of Operating Results for the Three Months Ended

June 30, 2007 and June 30, 2006

Net income for the three months ended June 30, 2007 was $5.4 million, a decrease of $125,000, compared to $5.6 million for the same period in fiscal 2006. Net interest income before provision for loan losses for the three months ended June 30, 2007 increased by $647,000, or 3.0%, to $22.3 million, compared to $21.7 million for the same period in the prior year. Non-interest income increased $627,000, or 14.4%, to $5.0 million for the three months ended June 30, 2007, compared to $4.4 million for the three months ended June 30, 2006, mainly due to investment management fee growth of $360,000. Non-interest expense increased $1.0 million, or 5.6%, to $19.1 million for the three months ended June 30, 2007, compared to $18.1 million for the same period in the prior year primarily due to increases in marketing and promotional expense of $362,000 and salaries and benefits of $757,000.

The relevant operating results performance measures follow:

	Three Months Ended June 30,
	2007	2006
Per common share:
Basic earnings	$0.13	$0.14
Diluted earnings	0.13	0.13
Dividends declared	0.05	0.05
Return on average (annualized):
Assets	0.78%	0.81%
Equity	5.32%	5.74%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial and commercial mortgage loans	$847,627	$16,552	7.83%	$736,000	$13,987	7.62%
Consumer loans	231,082	4,086	7.09	208,244	3,499	6.74
Residential mortgage loans	485,481	7,258	6.00	461,185	6,761	5.88

Total loans[1]	1,564,190	27,896	7.15	1,405,429	24,247	6.92

Securities-taxable	695,016	7,952	4.59	871,878	9,198	4.23
Securities-tax exempt[2]	149,125	2,305	6.20	112,282	1,691	6.04
Other earning assets	32,705	641	7.86	31,908	402	5.06

Total securities and other earning assets	876,846	10,897	4.98	1,016,068	11,291	4.46

Total interest-earning assets	2,441,036	38,794	6.37	2,421,497	35,538	5.89

Non-interest-earning assets	331,630			335,167

Total assets	$2,772,666			$2,756,664

Interest bearing liabilities:
NOW checking	$160,187	144	0.36%	$153,848	123	0.32%
Savings, clubs and escrow	383,955	477	0.50	436,611	548	0.50
Money market accounts	256,541	1,723	2.69	240,071	1,214	2.03
Certificate accounts	589,733	6,657	4.53	577,219	5,607	3.90

Total interest-bearing deposits	1,390,416	9,001	2.60	1,407,749	7,492	2.13
Borrowings	593,467	6,654	4.50	582,294	5,770	3.97

Total interest-bearing liabilities	1,983,883	15,655	3.16	1,990,043	13,262	2.67

Non-interest-bearing deposits	348,698			357,992
Other non-interest-bearing liabilities	30,557			20,231

Total liabilities	2,363,138			2,368,266
Stockholders’ equity	409,528			388,398

Total liabilities and equity	$2,772,666			$2,756,664

Net interest rate spread			3.21%			3.21%

Net earning assets	$457,153			$431,454

Net interest margin		23,141	3.80%		22,276	3.69%

Less tax equivalent adjustment[2]		(808)			(592)

Net interest income		$22,331			$21,684

Ratio of average interest-earning assets to average interest-bearing liabilities	123.04%			121.68%

[1]	Includes non-accrual loans.

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30, 2007 vs. 2006 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$2,175	$390	$2,565
Consumer loans	396	191	587
Residential mortgage loans	368	129	497
Securities-taxable	(1,990)	744	(1,246)
Securities-tax exempt[2]	569	45	614
Other earning assets	10	229	239

Total interest income	1,528	1,728	3,256

Interest-bearing liabilities
NOW checking	5	16	21
Savings	(61)	(10)	(71)
Money market	88	421	509
Certificates of deposit	123	927	1,050
Borrowings	112	772	884

Total interest expense	267	2,126	2,393

Net interest margin	1,261	(398)	863

Less tax equivalent adjustment[2]	(199)	(17)	(216)

Net interest income	$1,062	$(415)	$647

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2007 increased by $647,000, or 3.0%, to $22.3 million, compared to $21.7 million for the quarter ended June 30, 2006. Net interest income on a tax-equivalent basis increased by $865,000, or 3.9%, to $23.1 million for the quarter ended June 30, 2007, compared to $22.3 million for the same three months in 2006. Interest expense increased by $2.4 million, or 18.0% to $15.7 million, for the quarter, compared to $13.3 million for the same quarter in 2006. The Company assumed certain callable borrowings in connection with a previous acquisition and recorded premiums related to the assumption of the liabilities. In 2006, several borrowings were called and the Company recorded $1.0 million in reduced interest expense as a result. Similar calls were also made in 2007, however, the reduction in interest expense was $500,000 in 2007. Average interest-bearing liabilities decreased by $6.2 million and the average cost of interest-bearing liabilities increased by 49 basis points. The average yields on the loan portfolio and investment securities on a tax-equivalent basis increased by 23 basis points and 43 basis points, respectively, while interest-bearing deposit accounts increased 47 basis points and average borrowings costs increased 53 basis points. The tax equivalent net interest margin, therefore, increased by 11 basis points to 3.80%, while net interest spread remained the same as compared to 2006 at 3.21%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $400,000 in loan loss provisions for the three months ended June 30, 2007 compared to $300,000 for the three months ended June 30, 2006, reflecting the increased level of commercial loans. Net charge-offs for the three months ended June 30, 2007 were $136,000 compared to $33,000 for the same period in 2006. (See Note 6 in Item#1 for further detail.)

Non-interest income was $5.0 million for the three months ended June 30, 2007, compared to $4.4 million for the three months ended June 30, 2006, an increase of $627,000, or 14.4% due, in large part, to fees earned by our investment management subsidiary, Hudson Valley Investment Advisors (“HVIA”), acquired in June 2006. Deposit fees and service charges increased by $149,000, or 5.5%, which offset a decline in title insurance fees of $91,000 due to a slow down in the real estate markets. Other non-interest income increased $195,000 due to interest recorded on an IRS refund of $235,000.

Non-interest expense for the three months ended June 30, 2007 increased by $1.0 million, or 5.6%, to $19.1 million mainly due to increased marketing expenses of $362,000, and compensation and benefits expense of $757,000. Compensation and benefits increased due to annual salary increases and fewer actual staff vacancies. Stock-based compensation increased by $106,000 mainly due to expenses associated with additional stock option expense and ESOP expense associated with the Company’s higher stock price in 2007 as compared to 2006. ATM/debit card expense increased $11,000 due to volume increases, which was more than offset by lower data and check processing expenses of $137,000. Other expenses increased by $54,000 primarily due to business development and training expense increases. Occupancy and office operations decreased by $130,000 for the three months ended June 30, 2007 over the same period in 2006.

Income Taxes. Income tax expense was $2.4 million for the three months ended June 30, 2007, compared to $2.1 million for the same period in 2006. The effective tax rates were 30.9% and 27.8%, respectively. The higher rate reflects the tax benefit of $241,000 on donated property in 2006 which more than offset the higher utilization of tax exempt securities in 2007.

Comparison of Operating Results for the Nine Months Ended

June 30, 2007 and June 30, 2006

Net Income. For the nine months ended June 30, 2007, net income was $14.5 million, a decrease of $647,000 compared to $15.1 million for the same period in fiscal 2006. Net interest income before provision for loan losses for the nine months ended June 30, 2007 decreased by $1.5 million, or 2.4%, compared to the same period in fiscal 2006. Non-interest income increased $2.5 million, or 20.4% to $14.9 million for the nine months ended June 30, 2007, compared to $12.4 million for the nine months ended June 30, 2006. Non-interest expense increased $1.9 million, or 3.6%, to $55.5 million for the nine months ended June 30, 2007, compared to $53.6 million for the same period in fiscal 2006.

The relevant performance measures follow:

	Nine Months Ended June 30,
	2007	2006
Per common share:
Basic earnings	$0.35	$0.37
Diluted earnings	0.35	0.36
Dividends declared	0.15	0.15
Return on average (annualized):
Assets	0.69%	0.76%
Equity	4.73%	5.18%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Nine Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
Interest earning assets:
Commercial and commercial mortgage loans	$814,331	$47,501	7.80%	$715,767	$40,051	7.48%
Consumer loans	234,479	12,472	7.11	198,783	9,644	6.49
Residential mortgage loans	470,129	20,874	5.94	459,049	20,147	5.87

Total loans[1]	1,518,939	80,847	7.12	1,373,599	69,842	6.80

Securities-taxable	761,860	25,683	4.51	831,323	25,262	4.06
Securities-tax exempt[2]	143,325	6,523	6.08	102,410	4,508	5.88
Other earning assets	34,192	1,819	7.11	29,720	1,058	4.76

Total securities and other earning assets	939,377	34,025	4.84	963,453	30,828	4.28

Total interest-earning assets	2,458,316	114,872	6.25	2,337,052	100,670	5.76

Non-interest-earning assets	346,359			336,889

Total assets	$2,804,675			$2,673,941

Interest bearing liabilities:
NOW checking	$154,187	411	0.36%	$155,064	390	0.34%
Savings, clubs and escrow	375,843	1,413	0.50	454,342	1,732	0.51
Money market accounts	248,278	4,693	2.53	225,696	2,827	1.67
Certificate accounts	605,581	20,447	4.51	528,925	13,897	3.51

Total interest-bearing deposits	1,383,889	26,964	2.61	1,364,027	18,846	1.85
Borrowings	629,475	23,132	4.91	541,174	16,209	4.00

Total interest-bearing liabilities	2,013,364	50,096	3.33	1,905,201	35,055	2.46

Non-interest-bearing deposits	343,659			357,043
Other non-interest-bearing liabilities	38,311			21,229

Total liabilities	2,395,334			2,283,473
Stockholders’ equity	409,341			390,468

Total liabilities and equity	$2,804,675			$2,673,941

Net interest rate spread			2.92%			3.30%

Net earning assets	$444,952			$431,851

Net interest margin		64,776	3.52%		65,615	3.75%

Less tax equivalent adjustment[2]		(2,283)			(1,578)

Net interest income		$62,493			$64,037

Ratio of average interest-earning assets to average interest-bearing liabilities	122.10%			122.67%

[1]	Includes non-accrual loans.

[2]	Tax equivalent adjustment for tax exempt income is based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

	Nine Months Ended June 30, 2007 vs. 2006 Increase/(Decrease) Due to
	Volume [1]	Rate [1]	Total
Interest-earning assets
Commercial and commercial mortgage loans	$5,684	$1,766	$7,450
Consumer loans	1,846	982	2,828
Residential mortgage loans	487	240	727
Securities-taxable	(2,231)	2,652	421
Securities-tax exempt[2]	1,857	158	2,015
Other earning assets	178	583	761

Total interest income	7,821	6,381	14,202

Interest-bearing liabilities
NOW checking	(2)	23	21
Savings	(287)	(32)	(319)
Money market	304	1,562	1,866
Certificates of deposit	2,209	4,341	6,550
Borrowings	2,891	4,032	6,923

Total interest expense	5,115	9,926	15,041

Net interest margin	2,706	(3,545)	(839)
Less tax equivalent adjustment[2]	(650)	(55)	(705)

Net interest income	$2,056	$(3,600)	$(1,544)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Tax-equivalent adjustment for tax exempt income is based on a 35% federal rate.

Net Interest Income. Net interest income for the nine months ended June 30, 2007 was $62.5 million, compared to $64.0 million for the nine months ended June 30, 2006, a decrease of $1.5 million, or 2.4%. Average interest-earning assets increased by $121 million compared to the prior year period. This resulted in an increase in yield on earning assets of 49 basis points to 6.25% with the addition of higher yielding assets. The cost of interest-bearing liabilities increased by 87 basis points to 3.33%. Average short-term borrowing rates increased 81 basis points, compared to the same period in 2006. When combined with increases of $88.3 million in average borrowings and $19.9 million in average interest-bearing deposits, the result was increased interest expense of $15.0 million, to $50.1 million. Similar to the quarter discussion, borrowings assumed in a previous acquisition were called, which reduced interest expense by $1.3 million in 2006 and $500,000 in 2007. The difference in the mix of deposits also contributed to higher interest expense.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $1.2 million and $900,000, respectively, in loan loss provisions during the nine months ended June 30, 2007 and 2006, reflecting the increase in losses inherent in the commercial loan balances outstanding. Net charge-offs for the nine months ended June 30, 2007 were $874,000 compared to net charge-offs of $1.5 million for the same period in fiscal 2006. (See Note 6 in Item 1 for further discussion.)

Non-Interest Income was $14.9 million for the nine months ended June 30, 2007, compared to $12.4 million for the nine months ended June 30, 2006, representing an increase of $2.5 million or 20.4%. Investment management fees increased by $1.2 million, primarily due to fees earned by our investment management subsidiary, HVIA. Increases in deposit services fees of $580,000, or 7.3%, offset a decline in title insurance fees of $351,000 due to a slowdown in the real estate markets. Income from bank-owned life insurance (BOLI) increased by $388,000 due to death benefit proceeds received in the first fiscal quarter of 2007. Other non-interest income increased $677,000 due to gains on the disposition of real estate of $212,000 in the first quarter of 2007, and gains associated with the Company’s student loan portfolio of $326,000.

Non-Interest Expense for the nine months ended June 30, 2007 increased by $1.9 million, or 3.6%, to $55.5 million, compared to $53.6 million for the nine months ended June 30, 2006, primarily due to increased marketing expenses of $1.1 million and professional fees of $456,000 (HVIA management fees). Compensation and benefits expense increased $516,000 from the prior year due to savings from retirement plan changes implemented in the prior year being offset by salary increases and fewer staff vacancies in 2007. Stock-based compensation declined by $223,000 due to lower acceleration of vesting of restricted stock awards and prior year ESOP adjustments. The ATM/debit card expense increase of $223,000 was partially offset by lower data and check processing expenses of $133,000 as we took our data processing operations in-house in November, 2005. Other non-interest expenses increased by $420,000 mainly due to increases in business development and training expenses, courier and correspondent expenses, and regulatory assessments.

Income Taxes. Income tax expense was $6.2 million for the nine months ended June 30, 2007, compared to $6.8 million expense for the same period in 2006. The effective tax rates were 30.0% and 31.0%, respectively. As previously mentioned, the Company’s strategies for the utilization of tax-advantaged investments and income from BOLI has had a positive impact on its income tax liabilities.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2007 and 2006, loan originations, excluding loans originated for sale, totaled $470.6 million and $470.1 million, respectively, and purchases of securities totaled $110.1 million and $227.7 million, respectively. The decrease in security purchases for the nine-month period ended June 30, 2007 reflects our focus on increasing the loan portfolio, which increased $140.3 million from September 30, 2006, and reducing higher cost borrowings. Loan origination commitments and undrawn lines of credit totaled $462 million at June 30, 2007. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2007, the Company had investments of $40.4 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. During the nine-month period ended June 30, 2007, short-term interest rates were stable. The federal funds rate at 5.25% is unchanged since June 2006. The interest rate yield curve has finally regained a slightly positive slope as the ten-year US Treasury yield at 4.65% was higher than the two-year note with a 4.58% yield. The negative spread that still exists between the federal funds rate and the two-year maturities still creates the expectations of a rate cut by the Federal Open Market Committee (“FOMC”).

Total deposits increased by $19.2 million for the nine months ended June 30, 2007. Within the deposit categories, money market accounts exhibited the largest increase, rising $29.4 million or 12.3%, due to success of our power and premium money market program. During the same period, transaction accounts remained relatively unchanged; however, within this category, Personal NOW accounts rose $5.7 million to $116.8 million, an increase of 5.2%. Certificates of deposit decreased by $2.0 million while savings accounts decreased by $8.5 million. Although savings balances have decreased by 8.5% since September 2006, there is evidence that this negative trend is slowing. Since March 31, 2007, savings balances have increased $5.1 million. During the same three month period, transaction accounts have exhibited similar behavior, with balances rising by $14.6 million. This positive development is consistent with forecasted behaviors that were based on a historical analysis of the Bank’s core deposit base. The interest rate environment has been relatively stable as the FOMC, after having raised rates for 17 consecutive meetings beginning June 2004, has kept the federal funds rate steady at 5.25% since June 2006. The erosion of balances in the Bank’s core deposit categories that took place during the rising interest rate environment appears to have abated during this recent period of rate stability. The increase in transaction account balances and the stabilization of the savings account balances is consistent with the Bank’s internal models.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $595.4 million was outstanding at June 30, 2007. At June 30, 2007, we had an additional borrowing capacity of $236.3 million under all credit facilities with the Federal Home Loan Bank. The Company may utilize brokered certificates of deposit as well. As of June 30, 2007 there was $4.2 million outstanding. The Company has $200 million in securities maturing/repricing over the next 12 months. The average tax equivalent yield on those securities is 3.80%. The Company will either purchase new securities at current yields, reduce its outstanding borrowings or fund loan demand.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $212.9 million, or 8.2% of adjusted assets (which is above the minimum required level of $104.5 million, or 4.00%) and a total risk-based capital level of $233.6 million, or 13.0% of risk-weighted assets (which is above the required level of $144.3 million, or 8%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2007, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Company declared a dividend of $0.05 per share payable on August 23, 2007 to stockholders of record on August 9, 2007.

The following table sets forth the Bank’s regulatory capital position at June 30, 2007 and September 30, 2006, compared to OTS requirements.

	OTS Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount (Dollars in thousands)	Ratio	Amount	Ratio
June 30, 2007
Tangible Capital	$212,905	8.2%	$39,197	1.5%	$—	—%
Tier 1 (core) capital	212,905	8.2	104,525	4.0	130,656	5.0
Risk-based capital:
Tier 1	212,905	11.8	—	—	108,195	6.0
Total	233,604	13.0	144,261	8.0	180,326	10.0
September 30, 2006
Tangible Capital	$208,820	7.8%	$40,080	1.5%	$—	—%
Tier 1 (core) capital	208,820	7.8	106,879	4.0	133,599	5.0
Risk-based capital:
Tier 1	208,820	11.6	—	—	107,947	6.0
Total	229,193	12.7	143,929	8.0	179,912	10.0

Recent Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” “SFAS No.159”. The fair value option established by this Statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain conditions. The Company is currently assessing the financial statement impact of implementing SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R) “SFAS 158”. For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at September 30, 2007. If such amounts were recorded as of September 30, 2006, accumulated other comprehensive loss would have been increased by $605,000. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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

The Company’s most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. The Bank’s net interest income risk profile has become less interest rate sensitive since September 30, 2006. However, its NPV risk sensitivity has increased modestly. Quantitative and qualitative disclosure about market risk is presented at September 30, 2006 in Item 7A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2006. The following is an update of the discussion provided therein.

The table below sets forth, as of June 30, 2007, the estimated changes in our net portfolio value and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

PROVIDENT BANK

Quarterly Report - Quantitative Analysis - MPV

6/30/2007

	NPV			Net Interest Income
Change in Interest Rates	Estimated	Estimated Increase (decrease) NPV		Estimated Net Interest	Estimated Increase (Decrease) in Net Interest Income
	NPV	Amount	Percent	Income	Amount	Percent
300	$376,176	$(86,416)	-18.7%	$90,387	$(6,823)	-7.0%
200	404,394	(58,198)	-12.6%	92,821	(4,389)	-4.5%
100	434,100	(28,492)	-6.2%	95,134	(2,076)	-2.1%
0	462,592			97,211
-100	483,623	21,031	4.5%	98,669	1,459	1.5%

The table set forth above indicates that at June 30, 2007, in the event of an immediate 200 basis point decrease in interest rates, we would expect to experience a 5.0% increase in Net Portfolio Value (NPV) and a 0.7% increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 12.6% decrease in NPV and a 4.5% decrease in net interest income. On September 30, 2006, the same 200 basis point decrease in rates would have resulted in a 2.9% increase in NPV and a 2.8% increase in net interest income, while a 200 basis point increase in rates would have resulted in a comparable 10.6% reduction in NPV and a decrease in net interest income of 5.7%. The improvement to interest income that would occur in a lower interest rate environment in June 2007 is smaller than the improvement that would have occurred in September 2006. Similarly, the negative effect of higher interest rates to interest income is smaller in June of 2007 than it would have been in September 2006. It should also be noted that the modest impact that interest rate changes would have on net interest income would be occurring on income levels that are considerably higher than those from nine months ago. The Base Case level of Net Interest Income on September 2006 was $91.2 million, while on June 2007 it was $97.2 million. The Bank has made a conscious effort to compress its net interest income risk exposure over the last several years and as a result, the interest rate risk profile of the Bank was low in September 2006 and is low- to moderate at June 30, 2007.

The Bank’s strategy is to maintain an appropriate risk level of exposure to interest rate changes despite yield curves that were either flat or negatively sloped. Remaining neutral to interest rates provides the flexibility needed for the eventual reemergence of a positively sloped curve. The federal funds rate has remained unchanged at 5.25% since June 2006. Since then, expectations of rate cuts gained momentum only to be replaced by renewed anticipation of rate increases by the Federal Reserve. The uncertainty of short term interest rates notwithstanding, the yield curve has regained a slightly positive slope and the expectation is that the curve will continue to become more positive. Therefore, The Bank believes that it is prudent to remain relatively interest rate neutral and, therefore flexible so as to be in a better position to become more asset or liability sensitive when market direction becomes clearer. In order to maintain this neutrality, The Bank will seek to sustain the current duration of liabilities, and re-evaluate the replacement of maturing assets as they come due.

The Company’s largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2007, the Company did not own any trading assets, nor did it utilize hedging transactions, such as interest rate swaps and caps.

The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at September 30, 2006. There have been no changes in the Board approved limits of acceptable variances in net interest income and net portfolio value change through June 30, 2007 compared to September 30, 2006, and the impact of possible changes within the Company’s models continues to fall within all Board-approved limits for potential interest rate volatility.

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

There have been no material changes in risk factors described in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2006, except as described below:

On March 30, 2007, the Company received notice from the U.S. Internal Revenue Service of the disallowance of certain expenses related to Warwick Community Bancorp, Inc.’s disposition of assets prior to its acquisition by the Company. This disallowance of $2.3 million in federal income taxes, if realized, would have resulted in a reduction of a refund receivable. In May, the Company agreed to settle this matter and recorded $591,000 in increased goodwill reflecting the effects of the settlement. Further, as a result of the agreement, the Company recorded, as interest due on the remaining $3.7 million refund, $235,000 in other income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

Period (2007)	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
April 1 – April 30	—	$—	—	1,922,729
May 1 – May 31	382,300	13.61	382,300	1,540,429
June 1 – June 30	417,899	13.68	375,200	1,165,229

Total	800,199	$13.65	757,500

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options (33,128) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

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

Provident New York Bancorp
(Registrant)

By:	/s/ George Strayton
George Strayton
President and Chief Executive Officer

Date:	August 8, 2007

By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 8, 2007