Form 10-K
period 2007-09-30
PROVIDENT NEW YORK BANCORP
filed 2007-12-13
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25233

PROVIDENT NEW YORK BANCORP

(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation on Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)

(845) 369-8040

(Registrant’s Telephone Number including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer – See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2007 was $511,864,123.

As of December 7, 2007 there were outstanding 40,461,198 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2007.

PROVIDENT NEW YORK BANCORP

FORM 10-K TABLE OF CONTENTS

September 30, 2007

PART I

ITEM 1. Business

Provident New York Bancorp

Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”). In addition to Provident Bank, the Company owns Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh’) that was acquired in connection with the acquisition of WSB and Hudson Valley Investment Advisors, LLC (“HVIA), an investment advisory firm that generates investment management fees. At September 30, 2007, Provident New York Bancorp had consolidated assets of $2.8 billion, deposits of $1.7 billion and stockholders’ equity of $405.1 million. As of September 30, 2007, Provident New York Bancorp had 41,230,618 shares of common stock outstanding.

Provident Bank

Provident Bank, an independent, full-service community bank founded in 1888, is the banking subsidiary of Provident Bancorp, headquartered in Montebello, New York. With $2.8 billion in assets and 546 full-time equivalent employees, we operate 33 branches which serve the Hudson Valley region, including 32 branches located in Rockland, Orange, Sullivan, Ulster and Putnam Counties in New York, and one branch in Bergen County, New Jersey which operates under the name Towncenter Bank, a division of Provident Bank, New York. We also offer deposit services to municipalities located in the State of New York through Provident Bank’s wholly-owned subsidiary, Provident Municipal Bank. Provident Bank offers a complete line of commercial, community business and retail banking products and services.

We have increased our number of branch offices from 11 branch offices at September 30, 1998 to 33 branch offices at September 30, 2007, through de novo branching, and by our acquisitions.

Provest Services Corp. I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. Through September 30, 2007, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. may hold both residential and commercial real estate loans. WSB Funding was acquired in the Warwick acquisition and operates in the same manner as Provident REIT.

Provident Bank’s website (www.providentbanking.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to Provident New York Bancorp Investor Relations, Attention: Miranda Grimm, 400 Rella Boulevard, Montebello, New York 10901.

Provident Municipal Bank

Provident Municipal Bank, a wholly-owned subsidiary of Provident Bank, is a New York State-chartered commercial bank which is engaged in the business of accepting deposits from municipalities in our market area. New York State law requires municipalities located in the State of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings banks, including federally chartered savings associations, such as Provident Bank.

Forward-Looking Statements

From time to time the Company has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A and our Cautionary Statement Regarding Forward-Looking Information included in Item 7.

Market Area

Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money center and large regional banks in our market area. At September 30, 2007, our 33 full-service banking offices consisted of 12 offices in Rockland County, New York, 15 offices in Orange County, New York, and five offices in contiguous Ulster, Putnam, and Sullivan Counties, New York. There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. According to data published by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2007, Provident Bank holds the #3 share of deposits in Rockland County and #2 share of deposits in Orange County, and overall has the #2 share of deposits in Rockland and Orange Counties, New York.

Rockland and Orange Counties represent a suburban area with a broad employment base. They also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. Orange County is one of the two fastest growing counties in New York State.

Lending Activities

General. We originate commercial real estate loans, commercial business loans and construction loans (collectively referred to as the “commercial loan portfolio”). We also originate in our market area fixed-rate and adjustable-rate (“ARM”) residential mortgage loans collateralized by one- to four-family residential real estate, and consumer loans such as home equity lines of credit, homeowner loans and personal loans. We retain most of the loans we originate, although we may sell longer-term one- to four-family residential loans and participations in some commercial loans.

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $10.0 million. Loans secured by commercial real estate totaled $535.0 million, or 32.8% of our total loan portfolio at September 30, 2007, and consisted of 1,075 loans outstanding with an average loan balance of approximately $499,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

In the underwriting of commercial real estate loans, we generally lend up to 75% of the property’s appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally targeting a ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is the primary occupant, repayment experience also depends on the successful operation of the borrower’s underlying business.

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2007, we had 2,320 commercial business loans outstanding with an aggregate balance of $207.2 million, or 12.6% of the total loan portfolio. As of September 30, 2007, the average commercial business loan balance was approximately $89,000 although there are a large number of loans with balances substantially greater than this average.

Commercial credit decisions are based upon a credit assessment of the loan applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations also may be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $400,000, we use a credit scoring system that enables us to process the loan requests quickly and efficiently. Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million. This portfolio totaled $500.8 million, or 30.6% of our total loan portfolio at September 30, 2007.

We offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-“. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to the substantially same credit standards as conforming loans, which are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. We retained in our portfolio all loans originated in fiscal 2007, totaling $110.1 million. In our market area, due to our proximity to New York City, such larger residential loans are not uncommon.

We also originate loans other than jumbo loans that are not saleable to Fannie Mae or Freddie Mac, but are deemed to be acceptable risks. The amount of such loans originated for fiscal 2007 was $8.5 million, all of which were retained in our loan portfolio.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. As of September 30, 2007, bi-weekly loans totaled $188.0 million, or 37.5% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2007, loans serviced for others, including loan participations, totaled $122.3 million.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2007, our ARM portfolio included $6.5 million in loans that re-price every six months, $33.0 million in loans that re-price once a year, $6.2 million in loans that re-price periodically after an initial fixed-rate period of one year or more and $0.3 million that reprice based upon other miscellaneous re-pricing terms. Our adjustable rate loans do not have interest-only or negative amortization features.

We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. For loans with initial loan-to-value ratios in excess of 80% we generally require private mortgage insurance, although occasional exceptions may be made. Nearly all residential loans are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

Construction Loans, Land Acquisition and Development Loans. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $153.1 million, or 9.3% of our total loan portfolio at September 30, 2007. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers we deem to be our lowest risk, higher loan-to-value ratios may be allowed. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus an interest reserve, if one is required. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2007, consumer loans totaled $242.0 million, or 14.7% of the total loan portfolio.

At September 30, 2007, the largest group of consumer loans consisted of $222.4 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2007, homeowner loans totaled $59.7 million or 3.6% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $162.7 million, or 9.9% of our total loan portfolio at September 30, 2007, with $161.6 million remaining undisbursed.

Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2007, these loans totaled $19.6 million, or 1.2% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which includes most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We generally lend at a 80% loan to value ratio for these types of loans, but will go to 90% loan to value with a strong loan profile and higher pricing.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles. In addition, the repayment of consumer loans depends on the borrowers’ continued financial stability, as repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

Student Loans. During 2007, we originated student loans in connection with a third party who had contracted to repurchase the loans upon completion of the annual advances. Such loans were classified as held for sale. During 2007 the Company originated $9.0 million in student loans. As of June 30, 2007 the Company no longer originates these student loans and has no loans held for sale at September 30, 2007.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential mortgage loans	$500,825	30.6%	$462,996	31.4%	$456,794	33.5%	$380,749	38.2%	$380,776	53.3%

Commercial real estate loans	535,003	32.8	529,607	35.9	497,936	36.6	327,414	32.8	188,360	26.4
Commercial business loans	207,156	12.6	160,823	10.9	148,825	10.9	105,196	10.5	54,174	7.6
Construction loans	153,074	9.3	96,656	6.6	66,710	4.9	54,294	5.4	10,323	1.4

Total commercial loans	895,233	54.7	787,086	53.4	713,471	52.4	486,904	48.7	252,857	35.4

Home equity lines of credit	162,669	9.9	149,862	10.2	134,997	9.9	80,013	8.1	50,197	7.0
Homeowner loans	59,705	3.6	55,968	3.8	40,221	3.0	26,921	2.7	25,225	3.6
Other consumer loans	19,626	1.2	17,646	1.2	16,590	1.2	23,047	2.3	5,198	0.7

Total consumer loans	242,000	14.7	223,476	15.2	191,808	14.1	129,981	13.1	80,620	11.3

Total loans	1,638,058	100.0%	1,473,558	100.0%	1,362,073	100.0%	997,634	100.0%	714,253	100.0%

Allowance for loan losses	(20,389)		(20,373)		(21,047)		(16,648)		(10,698)

Total loans, net	$1,617,669		$1,453,185		$1,341,026		$980,986		$703,555

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage		Commercial Real Estate		Commercial Business		Construction (1)		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2008	$10,509	6.94%	$39,280	7.60%	$49,376	7.95%	$84,212	8.40%	$5,866	8.76%	$189,243	8.05%
2009 to 2012	11,698	6.12	107,084	7.22	70,954	7.35	68,212	8.21	24,090	9.08	282,038	7.61
2012 and beyond	478,618	5.99	388,639	6.93	86,826	8.34	650	7.80	212,044	7.58	1,166,777	6.77

Total	$500,825	6.01	$535,003	7.03	$207,156	7.91	$153,074	8.31	$242,000	7.74	$1,638,058	7.05

(1)	Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2007 that are contractually due after September 30, 2008.

	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$444,145	$46,171	$490,316

Commercial real estate loans	285,548	210,175	495,723
Commercial business loans	63,906	93,874	157,780
Construction loans	510	68,352	68,862

Total commercial loans	349,964	372,401	722,365

Consumer loans	85,322	150,812	236,134

Total loans	$879,431	$569,384	$1,448,815

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These include competing banks, savings banks, credit unions, mortgage banking companies, life insurance companies and similar financial services firms. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank. Consistent with its long-standing credit policies, Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy generally has been to retain the servicing rights for all conforming loans sold. We therefore continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers and $12 million for the third group. Sublimits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank. The Board may also authorize the Director Loan Committee to approve loans for specific borrowers up to a designated Board approved limit in excess of the policy limit, for that borrower.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $3.5 million at September 30, 2007.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $768,000 are included in other intangible assets at September 30, 2007. See also Notes 2 and 5 of the “Notes to Consolidated Financial Statements”.

Loans to One Borrower. At September 30, 2007, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $24.7 million, $22.1 million, $17.6 million, $16.2 million and $15.1 million. See “Regulation—Regulation of Provident Bank—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. At September 30, 2007, we had non-accrual loans of $3.5 million and $3.7 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2006 we had non-accrual loans of $3.4 and $1.6 million of loans 90 days past due and still accruing interest.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold.

When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2007 we had two REO properties with a recorded balance of $139,000.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
One- to four- family	24	$4,184	15	$1,899	39	$6,083
Commercial real estate	10	2,406	8	2,586	18	4,992
Construction	1	200	2	689	3	889
Commercial business	29	1,138	19	1,683	48	2,821
Consumer	67	824	30	401	97	1,225

Total	131	$8,752	74	$7,258	205	$16,010

At September 30, 2006
One- to four- family	6	$580	10	$1,102	16	$1,682
Commercial real estate	—	—	6	2,980	6	2,980
Commercial business	—	—	12	489	12	489
Consumer	18	120	42	453	60	573

Total	24	$700	70	$5,024	94	$5,724

At September 30, 2005
One- to four- family	6	$638	6	$1,070	12	$1,708
Commercial real estate	—	—	3	92	3	92
Commercial business	11	264	3	120	14	384
Consumer	28	150	22	359	50	509

Total	45	$1,052	34	$1,641	79	$2,693

At September 30, 2004
One- to four- family	6	$762	11	$1,597	17	$2,359
Commercial real estate	1	377	4	488	5	865
Commercial business	7	158	7	474	14	632
Consumer	25	107	19	178	44	285

Total	39	$1,404	41	$2,737	80	$4,141

At September 30, 2003
One- to four- family	6	$626	6	$951	12	$1,577
Commercial real estate	1	36	8	3,632	9	3,668
Commercial business	1	36	0	0	1	36
Consumer	7	63	3	114	10	177

Total	15	$761	17	$4,697	32	$5,458

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	September 30,
	2007		2006		2005		2004	2003
	(Dollars in thousands)
	90 days past due and still accruing	Non- Accrual	90 days past due and still accruing	Non- Accrual	90 days past due and still accruing	Non- Accrual	Non-Accrual Loans
Non-performing loans:
One- to four- family	$1,899	$—	$629	$472	$1,337	$65	$1,597	$951
Commercial real estate	1,487	1,099	613	2,367	92	—	488	3,632
Commercial business	46	1,637	30	459	—	120	474	—
Construction loans	45	644	—	—	—	—	—	—
Consumer	272	129	310	144	—	27	178	114

Total non-performing loans	$3,749	$3,509	$1,582	$3,442	$1,429	$212	$2,737	$4,697

Real estate owned:
One- to four- family
Total real estate owned		139		87		92	—	—

Total non-performing assets		$7,397		$5,111		$1,733	$2,737	$4,697

Ratios:
Non-performing loans to total loans		0.44%		0.34%		0.12%	0.27%	0.66%
Non-performing assets to total assets		0.26%		0.18%		0.07%	0.15%	0.40%

For the year ended September 30, 2007, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $362,000. Interest income actually recognized on such loans totaled $105,000.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as “special mention”. As of September 30, 2007, we had $8.3 million of assets designated as “special mention”

When we classify assets as either “substandard” or “doubtful” we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify a problem asset as “loss,” we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2007, classified assets consisted of substandard assets of $5.9 million and $92,000 of doubtful assets.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management’s judgment, deserve current recognition in estimating probable incurred losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable incurred losses inherent in that portion of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable incurred losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable incurred losses than would be the case without the decrease. These percentages are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

•	levels of, and trends in, delinquencies and non-accruals;

•	trends in volume and terms of loans;

•	effects of any changes in lending policies and procedures;

•	experience, ability, and depth of lending management and staff;

•	national and local economic trends and conditions;

•	concentrations of credit by such factors as location, industry, inter-relationships, and borrower; and

•	for commercial loans, trends in risk ratings.

We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

Allowance for Loan Losses By Year. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For Years Ended September 30,
	2007	2006	2005	2004	2003
Balance at beginning of year	$20,373	$21,047	$16,648	$10,698	$10,187

Transfer to reserve for contingent loan commitments	—	(395)	(256)	(334)	(175)
Charge-offs:
One- to four- family	—	—	(23)	(1)	—
Commercial real estate	—	—	—	—	—
Commercial business	(2,164)	(1,509)	(750)	(284)	(212)
Consumer	(329)	(327)	(380)	(199)	(140)

Total charge-offs	(2,493)	(1,836)	(1,153)	(484)	(352)

Recoveries:
One- to four- family	—	—	—	86	—
Commercial business	581	236	69	32	40
Consumer	128	121	109	100	98

Total recoveries	709	357	178	218	138

Net charge-offs	(1,784)	(1,479)	(975)	(266)	(214)
Allowance recorded in acquisitions	—	—	4,880	5,750	—
Provision for loan losses	1,800	1,200	750	800	900

Balance at end of year	$20,389	$20,373	$21,047	$16,648	$10,698

Ratios:
Net charge-offs to average loans outstanding	0.12%	0.11%	0.08%	0.03%	0.03%
Allowance for loan losses to non- performing loans	281%	406%	1283%	608%	228%
Allowance for loan losses to total loans	1.24%	1.38%	1.55%	1.67%	1.50%

On January 14, 2004, Ellenville National Bank was acquired by and merged into Provident Bank (the “ENB acquisition” in the tables below); on October 1, 2004 Warwick Savings Bank and Towne Center Bank (the”WSB acquisition in the tables below) were acquired by and merged into Provident Bank.

The E.N.B. Acquisition increased the proportion of commercial loan assets due to the greater concentration in commercial mortgage and commercial & industrial loans compared to the Provident Bank portfolio. In addition, the proportion of criticized loans in both the retail and commercial portfolios in the acquired portfolio was higher than in the Provident portfolio. As a result of the greater proportion of commercial loans and a higher proportion of criticized loans, asset quality was modestly reduced.

The Warwick Acquisition increased the proportion of commercial loan assets due to a higher concentration of commercial mortgage loans in the WSB portfolio compared to the Provident portfolio. The acquired portfolio had a lower proportion of criticized loans in the retail and commercial portfolios than the Provident portfolio, which provided an improvement in that measure of asset quality. This resulted in an overall neutral effect on asset quality, as the increase in commercial loan assets was offset by a reduction in the proportion of criticized loans.

The tables below reflect the nature of the portfolios acquired and their impact on the combined portfolio composition and asset quality:

ENB Acquisition	Residential Mortgage	Equity Line of Credit	Consumer	Total Retail	C & I	Comm'l Mortgage	Const & Land	Total Comm'l
Provident Bank before 1/14/04 acquisition	52%	7%	4%	63%	7%	28%	2%	37%
ENB	6%	5%	19%	30%	17%	53%	0%	70%

Provident Bank after 1/14/04 acquisition	41%	7%	8%	55%	9%	34%	1%	45%

Percentage point change	(10.75)%	(0.66)%	+3.61%	(7.80)%	+2.54%	+5.72%	(0.46)%	+7.80%

WSB Acquisition	Residential Mortgage	Equity Line of Credit	Consumer	Total Retail	C & I	Comm'l Mtg	Const & Land	Total Comm'l
Provident Bank before 10/1/04 acquisition	38%	8%	5%	51%	11%	33%	5%	49%
WSB	23%	10%	0%	34%	10%	57%	0%	66%

Provident Bank after 10/1/04 acquisition	35%	8%	4%	47%	10%	38%	4%	53%

Percentage point change	(3.38)%	+0.46%	(1.02)%	(3.94)%	(0.16)%	+5.32%	(1.22)%	+3.94%

ENB Acquisition

	Retail Criticized	Com’l Criticized	Total Criticized
Provident Bank pre-acquisition	0.23%	0.70%	0.93%
ENB	0.55%	1.52%	2.07%

Provident Bank post-acquisition	0.30%	0.90%	1.20%

Percentage point change	0.08%	0.19%	0.27%

WSB Acquisition

	Retail Criticized	Com’l Criticized	Total Criticized
Provident Bank pre-acquisition	0.28%	0.65%	0.93%
WSB	0.07%	0.10%	0.17%

Provident Bank post-acquisition	0.27%	0.59%	0.85%

Percentage point change	(0.01)%	(0.07)%	(0.08)%

Following is the chart of the allocation of the allowance for loan losses for the acquired portfolios:

Impact of ENB Acquisition on Allowance Account

	Retail	Retail	Commercial	Commercial	Total	Total
	$000's	%	$000's	%	$000's	%
Provident before	$4,525	40%	$6,724	60%	$11,249	100%
ENB	690	12%	5,060	88%	5,750	100%

Provident after	$5,215	31%	$11,784	69%	$16,999	100%

Impact of WSB Acquisition on Allowance Account

	Retail	Retail	Commercial	Commercial	Total	Total
	$000's	%	$000's	%	$000's	%
Provident before	$6,290	36%	$11,062	64%	$17,352	100%
WSB	373	8%	4,507	92%	4,880	100%

Provident after	$6,663	30%	$15,569	70%	$22,232	100%

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

	September 30,
	2007			2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four- family	$668	$500,825	30.6%	$765	$462,996	31.4%	$503	$456,794	33.5%
Commercial real estate	8,157	535,003	32.8	9,382	529,607	35.9	10,662	497,936	36.6
Commercial business	5,223	207,156	12.6	5,461	160,823	10.9	5,851	148,825	10.9
Construction	4,743	153,074	9.3	2,862	96,656	6.6	2,343	66,710	4.9
Consumer	1,598	242,000	14.7	1,903	223,476	15.2	1,688	191,808	14.1

Total	$20,389	$1,638,058	100.0%	$20,373	$1,473,558	100.0%	$21,047	$1,362,073	100.0%

	September 30,
	2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four- family	$1,523	$380,749	38.2%	$1,462	$380,776	53.3%
Commercial real estate	7,141	327,414	32.8	5,808	188,360	26.4
Commercial business	4,385	105,196	10.5	2,332	54,174	7.6
Construction	2,005	54,294	5.4	406	10,323	1.4
Consumer	1,594	129,981	13.1	690	80,620	11.3

Total	$16,648	$997,634	100.0%	$10,698	$714,253	100.0%

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board’s Asset/Liability Committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer, or our chief financial officer acting with our chief executive officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer, chief executive officer and certain other executive officers have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Board’s Asset/Liability Committee at least quarterly.

Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and CMOs, and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Statement of Financial Accounting Standard (SFAS) No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Government and Agency Securities. At September 30, 2007, we held government and agency securities available for sale with a fair value of $83.9 million, consisting primarily of Agency obligations with short- to medium-term maturities (one to five years). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Corporate and Municipal Bonds. At September 30, 2007, we held no corporate debt securities. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or Agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated AA or better by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2007, we held $162.4 million in bonds issued by states and political subdivisions, $23.1 million of which were classified as held to maturity at amortized cost and $139.3 million of which were classified as available for sale at fair value.

Equity Securities. At September 30, 2007, our equity securities available for sale had a fair value of $111,000 and consisted of stock issued by Fannie Mae, and certain other equity investments. We also held $32.8 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2007 amounted to $2.2 million.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; (iii) increase liquidity, and (iv) maintain our status as a thrift for charter purposes and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, Fannie Mae and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government. At September 30, 2007, our mortgage-backed securities portfolio totaled $586.0 million, consisting of $571.7 million available for sale at fair value and $14.3 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $39.4 million, consisting of $38.2 million available for sale at fair value and $1.2 million held to maturity at amortized cost. The remaining mortgage-backed securities of $546.6 million were pass-through securities, consisting of $533.5 million available for sale at fair value and $13.1 million held to maturity at amortized cost.

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

A portion of our mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
U.S. Government securities	$—	$—	$17,012	$16,718	$19,006	$18,608
Federal agency obligations	84,005	83,857	272,494	269,462	243,763	239,017
Corporate debt securities	—	—	—	—	—	—
State and municipal securities	140,026	139,338	95,405	95,970	50,176	49,691
Equity securities	105	111	947	879	947	858

Total investment securities available for sale	224,136	223,306	385,858	383,029	313,892	308,174

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	383,308	378,384	404,168	396,484	422,867	416,611
Freddie Mac	152,972	152,253	132,921	131,119	71,733	70,231
Ginnie Mae	2,877	2,838	3,798	3,701	5,450	5,374
CMOs and REMICs	38,249	38,216	37,668	37,396	22,759	22,562

Total mortgage-backed securities available for sale	577,406	571,691	578,555	568,700	522,809	514,778

Total securities available for sale	$801,542	$794,997	$964,413	$951,729	$836,701	$822,952

At September 30, 2007, our available for sale federal agency securities portfolio, at fair value, totaled $83.9 million, or 3.0% of total assets. Of the federal agency portfolio, based on amortized cost, $54.0 million had maturities of one year or less and a weighted average yield of 3.26%, and $29.9 million had maturities of between one and five years and a weighted average yield of 5.28%. The agency securities portfolio includes both non-callable and callable debentures. The agency debentures may be callable on a quarterly or one time basis depending on the security’s individual terms following an initial holding period of from 12 to 24 months.

State and municipal securities portfolio, available for sale, based on amortized cost, had $1.9 million in securities with a final maturity of one year or less and a weighted average yield of 3.17%; $8.7 million maturing in one to five years with a weighted average yield of 3.49%; $24.2 million maturing in five to ten years with a weighted average yield of 3.88% and $105.2 million maturing in greater than ten years with a weighted average yield of 4.08%. Equity securities available for sale at September 30, 2007 had a fair value of $111,000.

At September 30, 2007, $571.7 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 20.5% of total assets. The total amortized cost of these pass- through securities was $539.2 million and consisted of $383.3 million, $153.3. million and $2.9 million of Fannie Mae, Freddie Mac and Ginnie Mae MBS, respectively, with respective weighted averages yields of 4.83%, 5.19% and 5.20%. At the same date, the fair value of our available for sale CMO portfolio totaled $38.2 million, or 1.4% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and private party issuers. The amortized cost of these CMOs result in a weighted average yield of 4.81%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2007 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
State and municipal securities	$23,078	$23,187	$40,892	$40,927	$43,931	$44,092
Other	57	60	156	160	307	310

Total investment securities held to maturity	23,135	23,247	41,048	41,087	44,238	44,402

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	6,540	6,527	9,102	8,982	11,504	11,497
Freddie Mac	6,398	6,402	9,138	9,058	12,838	12,825
Ginnie Mae	148	152	232	238	416	434
CMOs and REMICs	1,225	1,256	1,467	1,511	1,953	1,993

Total mortgage-backed securities held to maturity	14,311	14,337	19,939	19,789	26,711	26,749

Total securities held to maturity	$37,446	$37,584	$60,987	$60,876	$70,949	$71,151

At September 30, 2007, our held to maturity mortgage-backed securities portfolio totaled $14.3 million at amortized cost, consisting of: $3,000 with a weighted average yield of 4.47% and contractual maturities of one year or less and $533,000 with a weighted average yield of 6.40% and contractual maturities within five years and $4.5 million with a weighted average yield of 5.91% and contractual maturities of five to ten years and $9.3 million with a weighted average yield of 4.68% with contractual maturities of greater than ten years; CMOs of $1.2 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

State and municipal securities totaled $23.1 million at amortized cost and consisted of $5.9 million, with a final maturity of one year or less and a weighted average yield of 3.87%; $9.6 million, maturing in one to five years, with a weighted average yield of 3.98%; $3.4 million maturing in five to ten years, with a weighted average yield of 4.11% and $4.2 million, maturing in greater than ten years, with a weighted average yield of 4.20%.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2007. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
Fannie Mae	$9,208	3.03%	$8,035	4.70%	$52,906	5.34%	$313,159	4.80%	$383,308	$378,384	4.83%
Freddie Mac	17	4.73	2,533	4.24	11,692	4.11	138,730	5.29	152,972	152,253	5.19
Ginnie Mae	—		4	6.14	28	6.37	2,845	5.19	2,877	2,838	5.20
CMOs and REMICs	—	—	—	—	2,536	4.13	35,713	4.86	38,249	38,216	4.81

Total	9,225	3.04	10,572	4.59	67,162	5.08	490,447	4.95	577,406	571,691	4.92

Investment Securities
U.S. Government and agency securities	53,996	3.26	29,937	5.28	—	—	72	5.53	84,005	83,857	3.98
State and municipal securities	1,883	3.17	8,726	3.49	24,237	3.88	105,180	4.08	140,026	139,338	4.00
Equity Securities	—	—	—	—	105	6.43	—	—	105	111	6.44

Total	55,879	3.26	38,663	4.88	24,342	3.89	105,252	4.08	224,136	223,306	3.99

Total debt securities available for sale	$65,104	3.23%	$49,235	4.82%	$91,504	4.76%	$595,699	4.79%	$801,542	$794,997	4.66%

Held to Maturity:

Mortgage-Backed Securities
Fannie Mae	$—	—%	$98	5.98%	$2,772	5.75%	$3,670	4.28%	$6,540	$6,527	4.93%
Freddie Mac	3	4.47	287	5.84	1,688	6.16	4,420	4.55	6,398	6,402	5.03
Ginnie Mae	—	—	148	7.77			—	—	148	152	7.78
CMOs and REMICs	—	—	—	—	—	—	1,225	6.31	1,225	1,256	6.31

Total	3	4.47	533	6.40	4,460	5.91	9,315	4.68	14,311	14,337	5.12

Investment Securities
State and municipal securities	5,851	3.87	9,610	3.98	3,402	4.11	4,215	4.20	23,078	23,187	4.01
Other			57	3.21		—	—	—	57	60	3.19

Total	5,851	3.87	9,667	3.97	3,402	4.11	4,215	4.20	23,135	23,247	4.01

Total debt securities held to maturity	$5,854	3.87%	$10,200	4.10%	$7,862	5.13%	$13,530	4.53%	$37,446	$37,584	4.44%

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. In fiscal 2006 we introduced our ‘power money market account.’ With this account, interest is earned at a higher rate, but requires substantial balances and a checking account relationship. We provide a variety of commercial checking accounts and other products for businesses. In addition, we provide low-cost checking account services for low-income customers.

At September 30, 2007, our deposits totaled $1.7 billion. Interest-bearing deposits totaled $1.3 billion, and non-interest-bearing demand deposits totaled $377.4 million. NOW, savings and money market deposits totaled $773.1 million at September 30, 2007. Also at that date, we had a total of $563.2 million in certificates of deposit, of which $509.7 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. Our limited purpose commercial bank subsidiary, Provident Municipal Bank, accepts municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term. At September 30, 2007 we had $14.2 million in brokered certificates of deposit.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits:
Retail	$162,518	9.5%	$163,582	9.5%	$170,434	9.9%
Commercial	214,875	12.5	203,265	11.8	214,647	12.4

Total demand deposits	377,393	22.0	366,847	21.2	385,081	22.3
Business NOW deposits	38,017	2.2	50,546	2.9	60,214	3.5
Personal NOW deposits	110,858	6.5	103,186	6.0	105,730	6.1
Savings deposits	346,430	20.2	378,337	21.9	481,674	27.9
Money market deposits	277,793	16.2	238,977	13.8	222,091	12.9

Subtotal	1,150,491	67.1	1,137,893	65.8	1,254,790	72.7

Certificates of deposit	563,193	32.9	591,766	34.2	471,611	27.3

Total deposits	$1,713,684	100.0%	$1,729,659	100.0%	$1,726,401	100.0%

The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2007			2006			2005
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
Non interest bearing deposits	$347,956			$356,869			$349,507

NOW deposits	153,869	$622	0.40%	154,708	$511	0.33%	153,058	$509	0.33%
Savings deposits(1)	377,079	1,930	0.51%	445,419	2,258	0.51%	545,829	3,070	0.56%
Money market deposits	252,925	6,671	2.64%	230,933	4,178	1.81%	228,197	2,646	1.16%
Certificates of deposit	600,422	27,216	4.53%	538,045	19,855	3.69%	434,644	9,851	2.27%

Total interest bearing deposits	1,384,295	$36,439	2.63%	1,369,105	$26,802	1.96%	1,361,728	$16,076	1.18%

Total deposits	$1,732,251			$1,725,974			$1,711,235

(1)	Includes club accounts and mortgage escrow balances.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2007
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	Total at September 30,
							2006	2005
	(Dollars in thousands)
Interest Rate Range:

2.00% and below	$—	$—	$—	$—	$—	0.0%	$2,043	$42,305
2.01% to 3.00%	2,641	1,181	107	—	3,929	0.7%	25,167	185,300
3.01% to 4.00%	20,039	2,726	3,308	1,051	27,124	4.8%	139,912	230,032
4.01% to 5.00%	383,389	38,687	1,842	2,874	426,792	75.8%	313,955	13,409
5.01% to 6.00%	103,612	1,736	—	—	105,348	18.7%	110,689	488
6.01% and above	—	—	—	—	—	—	—	77

Total	$509,681	$44,330	$5,257	$3,925	$563,193	100%	$591,766	$471,611

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2007.

	Maturity
	3 months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$112,844	$87,789	$121,781	$31,374	$353,788
Certificates of deposit of $100,000 or more (1)	116,594	45,129	25,544	22,138	209,405

Total of certificates of deposit	$229,438	$132,918	$147,325	$53,512	$563,193

(1)

The weighted interest rates for these accounts, by maturity period, are 4.63% for 3 months or less; 4.61% for 3 to 6 months; 4.57% for 6 to 12 months; and 4.39% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.89%.

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances, repurchase agreements and overnight borrowings. At September 30, 2007, we had access to additional Federal Home Loan Bank advances of up to an additional $327.3 million on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of year	$376,753	$538,437	$187,600
Average balance during year	418,363	373,471	124,004
Maximum outstanding at any month end	556,457	538,437	187,600
Weighted average interest rate at end of year	5.13%	5.46%	3.99%
Average interest rate during year	5.35%	4.96%	3.61%

Activities of Subsidiaries and Affiliated Entities

Provident Municipal Bank is a wholly-owned subsidiary of Provident Bank. Provident Municipal Bank is a New York State-chartered commercial bank whose purpose is limited to accepting municipal deposits and investing funds obtained into investment securities. New York State law requires municipalities located in the state of New York to deposit funds with commercial banks, effectively forbidding these municipalities from depositing funds with savings banks, including federally chartered savings associations, such as Provident Bank. At September 30, 2007 Provident Municipal Bank had $176.5 million in deposits from municipal entities in the communities served by Provident Bank.

Provest Services Corp. I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. Through September 30, 2007, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. During fiscal 1999, Provident Bank established Provident REIT, Inc., a wholly-owned subsidiary in the form of a real estate investment trust. Provident REIT, Inc. may hold both residential and commercial real estate loans. WSB Funding was acquired in the Warwick acquisition and operates in the same manner as Provident REIT.

Hardenburgh Abstract Company of Orange County Inc. (“Hardenburgh”) is a title insurance agency that we acquired in connection with the acquisition of WSB. Hardenburgh had gross revenue from title insurance policies and abstracts of $1.2 million and net income of $255,000 in 2007.

The Company acquired Hudson Valley Investment Advisors, LLC (“HVIA”) on June 1, 2006. HVIA is an investment advisory firm that generates investment management fees. HVIA generated $2.1 million in fee income in 2007 for the Company and net income of $410,000 in 2007.

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

Employees

As of September 30, 2007, we had 492 full-time employees and 92 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

As a savings and loan holding company, Provident Bancorp and its federal savings bank subsidiary, Provident Bank, are supervised and regulated by the Office of Thrift Supervision (“OTS”). As a state-chartered, insured bank, Provident Municipal Bank is regulated by the New York State Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Because it is an FDIC-insured institution, Provident Bank also is subject to regulation by the FDIC. Provident Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank’s loan documents. As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The OTS, SEC, and other regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Provident Bancorp and its subsidiaries are subject to numerous governmental regulations, some of which are summarized below. These summaries are not complete and you should refer to these laws and regulations for more information. There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us. Failure to comply with applicable laws and regulations could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. Applicable laws and regulations may change in the future and any such change could have a material adverse impact on Provident Bancorp, Provident Bank or Provident Municipal Bank.

In addition, Provident Bancorp and its subsidiaries are subject to examination by regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

Holding Company Regulation

Provident Bancorp is a unitary savings and loan holding company because it owns only one savings association. The OTS has supervisory and enforcement authority over Provident Bancorp and its non-bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Provident Bank.

Provident Bancorp must generally limit its activities to those permissible for (i) financial holding companies under the Bank Holding Company Act, or (ii) multiple savings and loan holding companies under the Savings and Loan Holding Company Act. Activities in which a financial holding company may engage are those considered financial in nature or those incidental or complementary to financial activities. These activities include lending, trust and investment advisory activities, insurance agency activities, and securities and insurance underwriting activities. Activities permitted to a multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act.

Federal law prohibits Provident Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings association or a savings and loan holding company, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the voting shares of a savings association or savings and loan holding company that is not already a subsidiary, without prior written approval of the OTS. In evaluating applications for acquisition, the OTS must consider the financial and managerial resources and future prospects of the company and association involved, the effect of the acquisition on the association, the risk to the Deposit Insurance Fund, the convenience and needs of the community to be served, and competitive factors.

As a public company with securities registered under the Securities Exchange Act of 1934, Provident Bancorp also is subject to that statute and to the Sarbanes-Oxley Act.

Dividends

Provident Bancorp is a legal entity separate and distinct from its savings association and other subsidiaries, and its principal sources of funds are cash dividends paid by these subsidiaries. OTS regulations limit the amount of capital distributions, including cash dividends, stock repurchases, and other transactions charged to the institution’s capital account, that can be made by Provident Bank. Furthermore, because Provident Bank is a subsidiary of a holding company, it must file a notice with the OTS at least 30 days before Provident Bank’s Board of Directors declares a dividend or approves a capital distribution. This notice may be denied if the OTS finds that:

•	the savings association would be undercapitalized or worse following the distribution;

•

the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation, agreement with the OTS, or OTS-imposed condition.

Provident Bank must file an application (rather than a notice) with the OTS if, among other things, the total amount of all capital distributions, including the proposed distribution, for the calendar year exceeds the institution’s net income for that year, plus retained net income for the preceding two years.

As of October 1, 2007, the maximum amount of dividends that could be declared by Provident Bank for fiscal 2008, without regulatory approval, was net income for fiscal 2008, plus $14.4 million.

Capital Requirements

As a savings and loan holding company, Provident Bancorp is not currently subject to any regulatory capital requirements. However, as a federal savings association, Provident Bank is subject to OTS capital requirements. The OTS regulations require savings associations to meet three minimum capital standards: at least an 8% risk-based capital ratio, a 4% leverage ratio (3% for institutions receiving the highest supervisory rating), and at least a 1.5% tangible capital ratio.

The OTS’ risk-based capital standards require a savings association to maintain at least a Tier 1 (core) capital ratio to risk-weighted assets of at least 4%, and a total (core plus supplementary) capital ratio to risk-weighted assets of at least 8%. To determine these ratios, the regulations define core capital as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Supplementary capital is defined as including cumulative perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset.

The OTS’ leverage ratio is defined as the ratio of core capital to adjusted total assets. The tangible capital ratio is defined as the ratio of tangible capital (the components of which are very similar to those of core capital) to adjusted total assets.

As an FDIC-insured bank, Provident Municipal Bank is subject to the risk-based capital and leverage capital requirements of the FDIC. These requirements are similar to the OTS risk-based capital and leverage capital requirements described above.

In addition to the foregoing, the OTS, the FDIC and other federal banking agencies possess broad powers under current federal law to take “prompt corrective action” in connection with depository institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories for insured depository institution: “well-capitalized”, “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well capitalized,” an institution must maintain a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater, and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8%, and a leverage capital ratio of at least 4%.

If an institution fails to meet these capital requirements, progressively more severe restrictions are placed on the institution’s operations, management and capital distributions, depending on the capital category in which an institution is placed. Any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital. In addition, numerous mandatory supervisory actions become immediately applicable to the insured depository institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The federal banking agencies also may take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors. The agencies also may appoint a receiver or conservator for a savings association that is “critically undercapitalized.”

At September 30, 2007, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Deposit Insurance

The FDIC insures deposit accounts in Provident Bank and Provident Municipal Bank generally up to a maximum of $100,000 per separately-insured depositor, and up to a maximum of $250,000 per separately-insured depositor for certain retirement accounts As FDIC-insured depository institutions, Provident Bank and Provident Municipal Bank are required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund. Currently, the annual FDIC assessment rate ranges from $0.05 to $0.43 per $100 of insured deposits, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors. The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annual rate established by the FDIC for the FICO assessment is 1.14 basis points.

For the quarter ended September 30, 2007, the annualized FICO assessment was equal to 1.25 basis points for each $100 in domestic deposits maintained at an institution. We were allocated $1.4 million in DIF assessment credits as of January 1, 2007. Remaining DIF assessment credits at September 30, 2007 were approximately $759,000.

Regulation of Provident Bank

Business Activities. As a federal savings association, Provident Bank derives its deposit, lending and investment powers from the Home Owners’ Loan Act and the regulations of the OTS. Under these laws and regulations, Provident Bank may offer any type of deposit accounts, make or invest in mortgage loans secured by residential and commercial real estate, make and invest in commercial and consumer loans, certain types of debt securities and certain other loans and assets, subject in certain cases to certain limits. Provident Bank also may establish and operate subsidiaries that engage in activities permissible for Provident Bank, as well as service corporation subsidiaries that engage in activities not permissible for Provident Bank to engage in directly (such as real estate investment, and securities and insurance brokerage). Pursuant to this authority, Provident Bank operates certain subsidiaries, including Provest Services Corp., which holds an investment in a limited partnership that operates an assisted living facility; Provest Services Corp. II, through which Provident Bank offers annuities and insurance products to its customers. Provident Bank also controls Provident REIT, Inc. and WSB Funding to hold residential and commercial real estate loans. Certain of Provident Bank’s subsidiaries are subject to separate regulatory requirements, such as those applicable to insurance agencies and investment advisors. Hardenburgh Abstract Company of Orange County Inc., a title insurance company; and Hudson Valley Investment Advisors, LLC, an investment advisory firm are subsidiaries of Provident New York Bancorp.

Qualified Thrift Lender Test. As a federal savings association, Provident Bank must meet the qualified thrift lender (QTL) test. Under the QTL test, Provident Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. “Qualified thrift investments” are primarily mortgage loans and securities, and other investments related to housing, home equity loans, credit card loans, education loans and other consumer loans to a certain percentage of assets. Provident Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. If Provident Bank were to fail the QTL test, it would be required to either convert to a bank charter or operate under specified restrictions.

At September 30, 2007, Provident Bank maintained approximately 87% of its portfolio assets in qualified thrift investments, and satisfied the QTL test.

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2007, Provident Bank was in compliance with the loans-to-one-borrower limitations.

Transactions with Affiliates. Provident Bank is subject to restrictions on transactions with affiliates that are the same as those applicable to commercial banks under Sections 23A and 23B of the Federal Reserve Act, as well as certain additional restrictions imposed on federal savings associations by the Home Owners’ Loan Act. The term “affiliate” under these laws means any company that controls or is under common control with a savings association and includes Provident Bancorp and its non-bank subsidiaries. Transactions between Provident Bank and certain affiliates are restricted to an aggregate percentage of Provident Bank’s capital, and in general must be collateralized with certain specified assets. The Home Owners’ Loan Act further prohibit a savings association from lending to any affiliate that is engaged in activities not permissible for a bank holding company and from purchasing or investing in securities issued by any affiliate other than with respect to shares of a subsidiary. Permissible transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates.

Provident Bank also is restricted in its ability to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, to the same extent as such restrictions apply to commercial banks. Extensions of credit to insiders must (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons; (ii) not involve more than the normal risk of repayment or present other unfavorable features; and (iii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate. In addition, extensions of credit in excess of certain limits must be approved by Provident Bank’s Board of Directors.

Safety and Soundness Regulations. Federal law requires each federal banking agency to prescribe certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness requirements of federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If a deficiency persists, the agency must issue an order that requires the institution to correct the deficiency, in addition to taking other statutorily-mandated or discretionary actions.

Enforcement. The OTS has primary enforcement responsibility over federal savings associations such as Provident Bank, and has the authority to bring enforcement action against all “institution-affiliated parties,” including controlling stockholders and attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties may be imposed for a wide range of violations and actions. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the OTS, the FDIC has authority to take action under specified circumstances.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The OTS is required to assess the savings association’s record of compliance with the CRA, and to assign one of four possible ratings to an institution’s CRA performance, including “outstanding,” “satisfactory,” “needs to improve,” and “substantial noncompliance.” The Equal Credit Opportunity Act and the Fair Housing Act also prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Provident Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1 % of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2007, Provident Bank was in compliance with this requirement.

Other Regulations. Provident Bank is subject to federal consumer protection statues and regulations promulgated under these laws, including, but not limited to, the:

•

Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Provident Bank also is subject to federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.

Finally, Provident Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. Provident Bank has established polices and procedures intended to comply with these provisions.

ITEM 1A. Risk Factors

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

At September 30, 2007, our portfolio of commercial real estate loans totaled $535.0 million, or 32.8% of total loans, our commercial business loan portfolio totaled $207.2 million, or 12.6% of total loans, and our portfolio of construction loans totaled $153.1 million, or 9.3% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. Generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2007, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders’ equity would be approximately $4.06 per share.

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

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin. Since 2005, after the completion of the second step conversion and the ENB and WSB acquisitions shifts in short term market rates led to an inverted yield curve and consequently fierce competition for deposits. The overall increase in interest bearing deposits due to this competition and eventual migration of deposits to higher rate products increased interest bearing deposit funding costs from 1.2% in 2005 to 2.6% in 2007. Additionally, average wholesale funding costs, as measured by the cost of borrowings, increased from 3.4% in 2005 to 4.9% in 2007. These increases outpaced the tax equivalent average yield on earning assets, which increased from 5.3% in 2005 to 6.3% in 2007. This increase in funding costs in excess of earning asset yields was offset by the overall increase in average earning assets over the same period from $2.2 billion to $2.5 billion in 2007. The overall result was that tax equivalent net interest income remained relatively unchanged at $86.8 million in 2005, $84.8 million in 2006 and $84.7 million in 2007. A continued decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from an increasing volume of assets, if competitive market pressures limit our ability to reduce liability costs as the level of short-term interest rates decrease, or liability costs increase in response to increasing short-term rates. In this regard, we have $289.5 million in structured advances with FHLB. The advances have interest rates that are below the level of comparable fixed term borrowings. If interest rates rise the borrowings may be called whereby the funds would need to be replaced at higher levels.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2007, our investment and mortgage-backed securities available for sale totaled $795.0 million. Unrealized losses on securities available for sale, net of tax, amounted to $3.9 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

A Breach of Information Security Could Negatively Affect our Earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

We are subject to competition from both banks and non-banking companies.

The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks, other savings banks and savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry.

Various Factors May Make Takeover Attempts More Difficult to Achieve.

Our Board of Directors has no current intention to sell control of Provident New York Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Provident New York Bancorp without the consent of our Board of Directors. One may want a take over attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of Provident New York Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations and the election of directors to staggered terms of three years. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

Required change in control payments and issuance of stock options and recognition and retention plan shares. We have entered into employment agreements with executive officers, that require payments to be made to them in the event their employment is terminated following a change in control of Provident New York Bancorp or Provident Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan. The majority of grants under the plan were made in 2005 and generally vest over five years. In the event of a change in control, the vesting of stock and option grants accelerate. In 2006 we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company. These payments and the acceleration of grants would increase the cost of acquiring Provident New York Bancorp, thereby discouraging future takeover attempts.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

We maintain our executive offices, commercial lending division and Investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 40,923 square feet. At September 30, 2007, we conducted our business through 33 full-service branches. Of our 33 branches 15 are located in Orange County, NY, 12 in Rockland County, NY, 2 Ulster County, NY, 2 Sullivan County, NY, 1 Putnam County, NY and 1 in Bergen County, NJ. Additionally, 19 of our branches are owned and 14 are leased. The square footage of our branches range from 300 to 19,675 square feet.

In addition to our branch network and corporate headquarters we lease 6 and own 4 additional properties which are held for general corporate purposes. The total square footage of these properties is 30,844 square feet and they are located in Orange, Rockland, Sullivan and Ulster counties. At September, 30, 2007, the net book value of our properties was $24.0 million. See note 7 of the “Notes to Consolidated Financial Statements” filed herewith in Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment

ITEM 3. Legal Proceedings

Provident New York Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to Provident New York Bancorp’s financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The shares of common stock of Provident New York Bancorp are quoted on the NASDAQ Global Select (“NASDAQ”) under the symbol “PBNY.”. As of September 30, 2007, Provident New York Bancorp had 28 registered market makers, 6,166 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 41,230,618 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared
September 30, 2007	$14.39	$11.51	$0.05
June 30, 2007	14.58	13.13	0.05
March 31, 2007	15.21	12.88	0.05
December 31, 2006	15.83	13.58	0.05

September 30, 2006	$14.33	$12.61	$0.05
June 30, 2006	13.49	12.35	0.05
March 31, 2006	12.97	10.93	0.05
December 31, 2005	12.05	10.50	0.05

Payment of dividends on Provident New York Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2007 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2007.

Set forth below is a stock performance graph comparing the yearly total return on our shares of common stock, commencing with the closing price on September 30, 2002, with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

PROVIDENT NEW YORK BANCORP

	Period Ending
Index	09/30/02	09/30/03	09/30/04	09/30/05	09/30/06	09/30/07
Provident New York Bancorp	100.00	150.32	188.75	190.31	226.79	220.47
NASDAQ Composite	100.00	152.46	161.84	183.58	192.69	230.49
SNL Mid-Atlantic Thrift Index	100.00	142.76	164.59	166.03	185.54	185.36

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this form 10-K under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Provident New York Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

(B)

Not Applicable

(C)

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Period (2007)
July 1 - July 31	84,200	$13.33	84,200	1,081,029
August 24, 2007, fourth repurchase program				2,000,000
August 1 - August 31	245,793	13.40	223,921	2,857,108
September 1 - September 30	153,569	13.40	120,450	2,736,658

Total	483,562	$13.38	428,571

(1)

The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

(2)

The Company announced on August 24,2007 that it authorized the repurchase of 2,000,000 shares, or approximately 5% of common shares currently outstanding, having neared the completion of its repurchase program of 2,100,000 shares.

ITEM 6. Selected Financial Data

The following financial condition data and operating data are derived from the audited consolidated financial statements of Provident New York Bancorp. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this report, respectively.

	At September 30,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,802,099	$2,841,337	$2,598,323	$1,826,856	$1,174,305
Loans, net (1)	1,617,669	1,453,185	1,341,026	980,986	703,555
Securities available for sale	794,997	951,729	822,952	534,297	300,715
Securities held to maturity	37,446	60,987	70,949	69,078	73,544
Deposits	1,713,684	1,729,659	1,726,401	1,239,532	869,553
Borrowings	661,242	682,739	442,203	214,909	164,757
Equity	405,089	405,286	395,157	349,512	117,857

	Years Ended September 30,
	2007	2006(11)	2005(9)	2004	2003(10)
	(In thousands)
Selected Operating Data:
Interest and dividend income	$151,626	$135,616	$116,171	$74,946	$58,382
Interest expense	66,888	50,859	29,400	12,982	12,060

Net interest income	84,738	84,757	86,771	61,964	46,322
Provision for loan losses	1,800	1,200	750	800	900

Net interest income after provision for loan losses	82,938	83,557	86,021	61,164	45,422
Non-interest income	19,845	17,152	17,007	11,135	8,963
Non-interest expense	74,590	71,256	70,582	56,146	36,790

Income before income tax expense	28,193	29,453	32,446	16,153	17,595
Income tax expense	8,566	9,258	11,204	5,136	6,344

Net income	$19,627	$20,195	$21,242	$11,017	$11,251

footnotes on following page

	At or For the Years Ended September 30,
	2007	2006	2005(9)	2004(8)	2003
Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average total assets)	0.70%	0.75%	0.84%	0.69%	1.04%
Return on equity (ratio of net income to average equity)	4.82	5.15	5.16	3.94	9.92
Average interest rate spread (2)	2.97	3.19	3.63	4.02	4.35
Net interest margin (3)	3.57	3.68	3.98	4.34	4.61
Efficiency ratio(4)	71.32	69.92	68.01	76.81	66.55
Non-interest expense to average total assets	2.68	2.63	2.79	3.49	3.40
Ratio of average interest-earning assets to average interest-bearing liabilities	122.34	122.48	126.07	135.27	121.33

Per Share Related Data: (9)

Basic earnings per share (7)	$0.48	0.49	$0.49	$0.30	$0.33
Diluted earnings per share(7)	0.48	0.49	0.49	0.29	0.32
Dividends per share	0.20	0.20	0.17	0.15	0.13
Book value per share (6)	9.82	9.49	9.08	8.82	3.35
Dividend payout ratio (5)	41.67%	40.82%	34.69%	50.00%	39.39%

Asset Quality Ratios:

Non-performing assets to total assets	0.26%	0.18%	0.07%	0.15%	0.40%
Non-performing loans to total loans	0.44	0.34	0.12	0.27	0.66
Allowance for loan losses to non-performing loans	281	406	1,283	608	228
Allowance for loan losses to total loans	1.24	1.38	1.55	1.67	1.50

Capital Ratios:

Equity to total assets at end of year	14.46%	14.26%	15.21%	19.14%	10.04%
Average equity to average assets	14.61	14.49	16.26	17.41	10.47
Tier 1 leverage ratio (bank only)	8.1	7.8	8.2	11.3	8.1

Other Data:
Number of full service offices	33	33	35	27	18

(1)	Excludes loans held for sale.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	The dividend payout ratio represents dividends per share divided by basic earnings per share.
(6)

Book value per share is based on total stockholders’ equity and 41,230,618, 42,699,046, 43,505,659, 39,618,373 and 35,221,365 outstanding common shares at September 30, 2007, 2006, 2005, 2004 and 2003, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

(7)	Prior period share information has been adjusted to reflect the 4.4323-to-one exchange ratio in connection with the Company’s second step conversion in January 2004.
(8)	Includes $5.0 million ($3.0 million after tax) and $773,000 ($464,000 after tax) for the establishment of the charitable foundation and merger integration costs, respectively.
(9)	Includes $1.124 million ($674,000 after tax) of merger integration costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in, commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers wealth management services.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, and net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Our non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The fiscal year 2007 has been particularly challenging as a flattening and slightly inverted yield curve existed for most of the year. Our cost of funds has risen faster than our yield on assets, negatively impacting net interest income. In September 2007, the Federal Reserve lowered the federal funds target rate 50 basis points to 4.75% due to credit and liquidity issues in the credit markets The treasury yield curve remains inverted from overnight to two years, however a normal sloping curve has emerged from two to ten years. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

Net income for the year ended September 30, 2007, decreased 2.8% to $19.6 million, or $0.48 per diluted share from $20.2 million, or $0.49 per diluted share for the year ended September 30, 2006. Net income for the year ended September 30, 2005 was $21.2 million, or $0.49 per diluted share. Net interest income on a tax equivalent basis has been relatively unchanged over the past three years. Net interest margin declined over the three years ended September 30, 2007 from 3.98% in 2005 to 3.57% in 2007. Declines in margins have been offset by increases in average earning assets from $2.2 billion in 2005 to $2.5 billion 2007. During this period average deposits have remained relatively unchanged averaging $1.7 million in each of the three years ended September 30, 2007. Average total interest bearing liabilities rose in line with the increase in earning assets, however the cost of interest bearing liabilities rose at a faster pace than the yield on earning assets, reflecting deposit migration and wholesale funding cost increases. Additionally, as average loans have grown from $1.3 billion in 2005 to $1.5 billion in 2007 the provision for loan losses increased from $750,000 in 2005 to $1.8 million in 2007.

Non interest income was $17.0 million in 2005 increasing $2.8 million (resulting from banking fees as well as investment management fees) to $19.8 million in 2007. Non interest expense was $70.6 million in 2005 increasing $4.0 million to $74.6 million in 2007. Stock based compensation increased due to a new accounting requirement to expense stock options and new stock grants, advertising and promotion increased to improve market share and enhance franchise value. Compensation expense increased for support staff and in-house data processing, partially offset by certain benefit cost reductions. Data processing cost decreases by bringing systems in-house during 2006 were partially offset by the equipment costs in office operations expense.

Total assets remained at the same level at $2.8 billion at September 30, 2007 and September 30, 2006. As the Company furthered its commercial lending and banking initiatives, loans increased by 11.2% and investment securities decreased by 17.8% compared to the year ended September 30, 2006.

The following is an analysis of the financial condition and results of the Company’s operations. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the Company’s business filed here within Part I, Item 1, “Business.”

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

The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.

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

We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. Other intangible assets have been recorded in connection with the acquisition of HVIA for non-competition and customer intangibles. As of September 30, 2007 the Company had $10.3 million recorded in core deposit intangibles.

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

Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation and quality loan growth. This has resulted in a change in our business mix, providing a favorable platform for long-term sustainable growth. Highlights of management’s business strategy are as follows:

Operating as a Community Bank. As an independent community bank, we emphasize the local nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the businesses, individuals, and municipalities in our market area. We offer a broad range of financial products to meet the changing needs of the marketplace, including internet banking, cash management services and, on a selective basis, sweep accounts. In addition, we offer asset management services to meet the investing needs of individuals, corporations and not-for-profit entities. As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

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

Expanding our Banking Franchise. Management intends to continue the expansion of the retail banking franchise and to increase the number of households served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which improves our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in retail banking locations and technology to support exceptional service levels for Provident Bank’s customers.

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

	Years Ended September 30,
	2007			2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,541,279	$109,940	7.13%	$1,391,562	$95,531	6.87%	$1,288,829	$81,674	6.34%
Securities taxable	736,423	33,479	4.55	836,265	34,378	4.11	835,754	31,360	3.75
Securities-tax exempt	146,602	8,899	6.07	108,925	6,441	5.91	63,598	3,546	5.57
Other	34,042	2,422	7.11	30,852	1,520	4.93	25,420	832	3.27

Total Interest-earnings assets	2,458,346	154,740	6.29	2,367,604	137,870	5.82	2,213,601	117,412	5.30

Non-interest earning assets	329,016			337,815			317,945

Total assets	$2,787,362			$2,705,419			$2,531,546

Interest Bearing Liabilities:
NOW deposits	$153,869	622	0.40	$154,708	511	0.33	$153,058	509	0.33
Savings deposits(2)	377,079	1,930	0.51	445,419	2,258	0.51	545,829	3,070	0.56
Money market deposits	252,925	6,671	2.64	230,933	4,178	1.81	228,197	2,646	1.16
Certificates of deposit	600,422	27,216	4.53	538,045	19,855	3.69	434,644	9,851	2.27
Borrowings	625,139	30,449	4.87	564,006	24,057	4.27	394,079	13,324	3.38

Total interest-bearing liabilities	2,009,434	66,888	3.33	1,933,111	50,859	2.63	1,755,807	29,400	1.67
Non-interest bearing deposits	347,956			356,869			349,507
Other non-interest bearing liabilities	22,638			23,510			14,587

Total liabilities	2,380,028			2,313,490			2,119,901
Stockholders' equity	407,334			391,929			411,645

Total liabilities and Stockholders' equity	$2,787,362			$2,705,419			$2,531,546

Net interest rate spread(3)			2.97%			3.19%			3.63%
Net Interest-earning assets(4)	$448,912			$434,493			$457,794

Net interest margin(5)		87,852	3.57%		87,011	3.68%		88,012	3.98%

Less tax equivalent adjustment		(3,114)			(2,254)			(1,241)

Net Interest income		$84,738			$84,757			$86,771

Ratio of interest-earning assets to interest bearing liabilities		122.34%			122.48%			126.07%

(1)	Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses. Includes prepayment fees and late charges.
(2)	Includes club accounts and interest-bearing mortgage escrow balances.
(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$11,053	$3,357	$14,410	$6,583	$7,274	$13,857
Securities taxable	(3,384)	2,485	(899)	19	2,999	3,018
Securities tax exempt	2,279	179	2,458	2,667	228	2,895
Other earning assets	171	731	902	204	484	688

Total interest-earning assets	10,119	6,752	16,871	9,473	10,985	20,458

Interest-bearing liabilities:
NOW deposits	(1)	112	111	2	—	2
Savings deposits	(321)	(41)	(362)	(546)	(266)	(812)
Money market deposits	429	2,064	2,493	32	1,500	1,532
Certificates of deposit	2,483	4,878	7,361	2,756	7,248	10,004
Borrowings	2,773	3,653	6,426	6,664	4,069	10,733

Total interest-bearing liabilities	5,363	10,666	16,029	8,908	12,551	21,459

Less tax equivalent adjustment	(804)	(56)	(860)	(933)	(80)	(1,013)

Change in net interest income	$3,952	$(3,970)	$(18)	$(368)	$(1,646)	$(2,014)

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

Total assets as of September 30, 2007 were $2.8 billion, a decrease of $39.2 million, or 1.4%, from September 30, 2006. The decrease from September 30, 2006 was primarily due to a decrease in securities of $180.3 million, or 17.8%, and an increase in loans of $164.5 million, or 11.2%. Net deferred income taxes decreased from $8.5 million at September 30, 2006 to $4.3 million at September 30, 2007, a decrease of $4.2 million, or 49.2%. Core deposit and other intangibles decreased by $3.1 million. Goodwill increased by $1.3 million due to the renegotiation of the earn-out provisions regarding HVIA, and settlement of a tax year of an acquired company. The Company had no loans held for sale as of September 30, 2007 compared to $7.5 million at September 30, 2006.

Net loans as of September 30, 2007 were $1.6 billion, an increase of $164.5 million, or 11.2%, over net loan balances of $1.5 billion at September 30, 2006. Commercial loans, primarily commercial mortgage loans, increased by $108.1 million, or 13.7%, over balances at September 30, 2006. Consumer loans increased by $18.5 million, or 8.3%, during the fiscal year ended September 30, 2007, while residential loans increased by $37.8 million, or 8.2%. Total loan originations, excluding loans originated for sale were $626.7 million for the fiscal year ended September 30, 2007, while repayments were $461.5 million for the fiscal year ended September 30, 2007.

Total securities decreased by $180.3 million, or 17.8%, to $832.4 million at September 30, 2007 from $1.0 billion at September 30, 2006.

Deposits as of September 30, 2007 were $1.7 billion, a decrease of $16.0 million, or 0.9%, from September 30, 2006. As of September 30, 2007 retail and commercial transaction accounts were 30.7% of deposits compared to 30.1% at September 30, 2006. The decrease in savings deposits of $31.9 million, or 8.4%, was largely due to the migration of the lower-yielding accounts to our certificate of deposit and money market deposit products or, in some cases, to other institutions offering higher yields (see “Liquidity and Capital Resources”). Certificates of deposit decreased $28.6 million or 4.8% as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place. These decreases were offset by an increase of $38.8 million, or 16.2%, in money market deposit accounts. Transaction accounts increased $5.7 million or 1.1%

Borrowings decreased by $21.5 million, or 3.1%, from September 2006, to $661.2 million. The decrease is related to the borrowings being paid down by maturing investment securities.

Stockholders’ equity decreased by $197,000, or 0.05%, to $405.1 million at September 30, 2007 compared to $405.3 million at September 30, 2006. The decrease is largely attributable to net income retentions of $10.5 million, $5.7 million in stock-based and deferred compensation transactions respectively and a decrease in other comprehensive losses on available for sale securities of $3.6 million to $3.9 million as of September 30, 2007. These increases were offset by repurchases of 1.5 million shares of common stock at a cost of $20.9 million.

During the fourth quarter of fiscal 2007, the Company neared completion of its third stock repurchase program and announced a fourth repurchase plan for up to 2.0 million shares. Repurchases during the fiscal year totaled 1.5 million shares at a purchase price of $20.9 million. As of September 30, 2007 the Company had authorization to purchase up to an additional 2.7 million shares of common stock. Bank Tier I capital to assets was 8.1% at September 30, 2007. Tangible capital at the holding company level was 8.9%.

Comparison of Operating Results for the Years Ended September 30, 2007 and September 30, 2006

Net income for the year ended September 30, 2007 was $19.6 million. This compares to $20.2 million for the year ended September 30, 2006. Diluted earnings per share were $0.48 for the year ended September 30, 2007 compared to $0.49 for the prior fiscal year.

Interest Income. Interest income for the year ended September 30, 2007 increased to $151.6 million, an increase of $16.0 million, or 11.8%, compared to the prior year. The increase was primarily due to higher average balances of loans offset by declines in average securities, along with higher yields in both asset classes. Average interest-earning assets for the year ended September 30, 2007 were $2.5 billion, an increase of $90.7 million, or 3.8%, over average interest-earning assets for the year ended September 30, 2006 of $2.4 billion. Average loan balances grew by $149.7 million and average balances of securities and other earning assets decreased by $59.0 million. On a tax-equivalent basis, average yields on interest earning assets increased by 47 basis points to 6.29% for the year ended September 30, 2007, from 5.82% for the year ended September 30, 2006. New security purchases and loan originations at higher market interest rates, as well as the repricing of floating rate assets were the primary reasons for the increase in asset yields.

Interest income on loans for the year ended September 30, 2007, grew 15.1% to $109.9 million from $95.5 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2007 increased to $64.9 million, up 18.1% from commercial loan interest income of $55.0 million for the prior fiscal year. Average balances of commercial loans grew $101.7 million to $829.7 million, with a 28 basis point increase in the average yield. Interest income on consumer loans increased by $3.1 million, or 23.2%. Our fixed-rate consumer loans have shorter average maturities, and our adjustable-rate consumer loans float with the prime rate. Income earned on residential mortgage loans was $28.3 million for the year ended September 30, 2007, up $1.3 million, or 4.8%, from the prior year.

Interest income on securities and other earning assets increased to $44.8 million for the year ended September 30, 2007, compared to $42.3 million for the prior year. This was due to a tax-equivalent increase of 55 basis points in yields offset in part by a $59.0 million decline in the average balances of securities and other earning assets.

Interest Expense. Interest expense for the year ended September 30, 2007 increased by $16.0 million to $66.9 million, an increase of 31.5% compared to interest expense of $50.9 million for the prior fiscal year. This increase was net of the recognition of accretion of $0.5 million in premiums recorded on called Federal Home Loan Bank borrowings that were assumed in acquisitions compared to $1.5 million in similar premium accretion in the prior year. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $76.3 million, or 3.9%. In addition, average rates paid on interest-bearing liabilities for the year ended September 30, 2007 increased by 70 basis points to 3.33% from 2.63% in fiscal 2006. The average interest rate paid on certificates of deposit increased by 84 basis points to 4.53% for the year ended September 30, 2007, from 3.69% for the prior year. For the year ended September 30, 2007, average balances of lower cost savings decreased by $68.3 million, or 15.3%, while average balances of certificates of deposit increased by $62.4 million compared to the year ended September 30, 2006. The average interest rate paid on savings remained unchanged at 0.51% for the year ended September 30, 2007, while money market rates increased 83 basis points to 2.64% for the year ended September 30, 2007. The migration of account balances from non-interest bearing accounts and low yielding deposit accounts to certificates of deposit and market rate money market accounts is expected to continue if competitive pressures remain high and volatility in the market place continues.

Net Interest Income for the fiscal year ended September 30, 2007 was $84.7 million, comparable to levels for the year ended September 30, 2006. The net interest margin declined by 11 basis points to 3.57%, while the net interest spread declined by 22 basis points to 2.97%. The change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The 10-year US treasury rate was an average of 4.75% for the fiscal year ended September 30, 2006 compared to 4.72% for the year ended September 30, 2007. The Bank’s average cost of interest-bearing liabilities has increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities. A continued decline in net interest margin may occur, offsetting a portion of gains in net interest income generated from an increasing volume of assets if the short term rates such as the federal funds rate remains at or above the intermediate to longer term U.S. treasury rates.

Provision for Loan Losses. We recorded $1.8 million and $1.2 million in loan loss provisions for the year ended September 30, 2007 and September 30, 2006, respectively. At September 30, 2007 the allowance for loan losses totaled $20.4 million, or 1.24% of the loan portfolio, compared to $20.4 million, or 1.38% of the loan portfolio at September 30, 2006. Net charge-offs for the years ended September 30, 2007 and 2006 were $1.8 million and $1.5 million, respectively (an annual rate of 0.12% and 0.11%, respectively, of the average loan portfolio).

The increase in the provision for loan losses was primarily attributable to growth in the loan portfolio of $164.5 million, representing an increase of 11.2%. Higher risk loan categories, primarily commercial real estate loans and commercial business loans, provided most of this increase. Non-performing loans increased $2.2 million from September 30, 2006, to $7.3 million at September 30, 2007 and represent 0.44% of loans compared to $5.0 million or 0.34% of loans as of September 30, 2006.

Our view is that the evident slow down in housing combined with the credit and liquidity concerns in the financial markets have not caused an overall downturn in the economy in our market area at this point. We view employment positively, as unemployment rates are stable in our market area and are below national and state averages.

As a result of this outlook, we increased the judgmental allowance allocation factors in the residential mortgage and home equity loan portfolios to reflect the potential impact of declining values in residential real estate. We also increased the judgmental allowance allocation factors for construction and land loans in the commercial loan portfolio. These loans are also potentially impacted by declining values and demand for residential real estate. We decreased the reserve allocation factors for commercial and industrial loans and commercial mortgage loans primarily due to improved loan administration partially, as a result of loans acquired in the ENB acquisition discussed below. Further we decreased the percentage required for closed-end consumer loans, as the percentage of unsecured loans in the portfolio has decreased. We also reduced the historical loss allocations to reflect more recent loss experience as we have gained experience with the current mix of loans in the portfolio.

In January 2004 we acquired ENB. At the time, we concluded the ENB loan portfolio was of greater risk than the Provident loan portfolio due to a greater concentration of commercial loans, and higher levels of criticized loans and unsecured consumer loans. The acquired ENB portfolio has now been integrated into the overall loan portfolio and has been subject to credit administration consistent with the remainder of the portfolio. As a result, the allowance for loan losses has remained relatively flat despite portfolio growth.

Non-interest income was $19.8 million for the fiscal year ended September 30, 2007 compared to $17.2 million for the prior fiscal year. Deposit fees and service charges increased by $745,000, or 7.0% to $11.4 million. Income derived from the Company’s BOLI investments increased by $403,000, or 24.6%, due to death benefit proceeds received in 2007. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. decreased $519,000 due to a slow down in the real estate markets. Investment management fees increased $1.3 million which is related to HVIA acquired on June 1, 2006. During the year ended September 30, 2007, the Company also recorded gains on sales of loans totaling $155,000 compared to $116,000 for the prior year.

Non-interest expense for the fiscal year ended September 30, 2007 increased by $3.3 million, or 4.7% to $74.6 million, compared to $71.3 million for the same period in 2006. Compensation and employee benefits increased by $1.3 million, or 4.1%, to $33.5 million for the year ended September 30, 2007. The increase was primarily attributable to savings from retirement plan changes implemented the prior year, a decrease of $1.3 million in pension expense, offset in part by a $910,000 increase in 401-K expense as the Company increased its contribution percentage, more than offset by scheduled salary increases, severance expense and higher incentive compensation. Marketing expenses increased $1.8 million to $4.2 million at September 30, 2007 as compared to $2.4 million at September 30, 2006, as the Company invested in marketing and development to improve market share and strengthen the franchise. Stock-based compensation decreased by $120,000 due to lower acceleration of vesting of restricted stock awards and ESOP forfeitures partially offset by a $177,000 increase in stock option expense. Occupancy and office operations remained unchanged at $11.4 million at both September 30, 2007 and 2006. Data and check processing expense decreased $467,000, or 15.1%, due to the transfer of our data processing operations in-house in November 2005. Other expenses increased by $370,000, or 4.6%. ATM and debit card expense increased $316,000, or 20.2%, primarily as a result of the increase in volume of transactions processed.

Income Taxes. Income tax expense was $8.6 million for the fiscal year ended September 30, 2007 compared to $9.3 million for fiscal 2006, representing effective tax rates of 30.4% and 31.4%, respectively. The lower tax rate in 2007 was primarily due to the shift to tax-exempt securities, which represented 16.6% of the average securities portfolio in 2007, compared to 11.5% of the average securities portfolio for 2006, as well as non-taxable BOLI death benefit proceeds received in 2007 more than offsetting a tax benefit from a land donation in 2006 resulting in a 2006 federal benefit of $212,000.

Comparison of Operating Results for the Years Ended September 30, 2006 and September 30, 2005

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

Interest Expense. Interest expense for the year ended September 30, 2006, increased by $21.5 million to $50.9 million, an increase of 73.0% compared to interest expense of $29.4 million for the prior fiscal year. This increase was net of the recognition of accretion of $1.5 million in premiums recorded on called Federal Home Loan Bank borrowings that were assumed in acquisitions. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $177.3 million, or 10.1%. In addition, average rates paid on interest-bearing liabilities for the year ended September 30, 2006 increased by 96 basis points to 2.63% from 1.67% in fiscal 2005. The average interest rate paid on certificates of deposit increased by 142 basis points to 3.69% for the year ended September 30, 2006, from 2.27% for the prior year. For the year ended September 30, 2006, average balances of lower cost savings decreased by $100.4 million, or 18.4%, while average balances of certificates of deposit increased by $103.4 million compared to the year ended September 30, 2005. The average interest rate paid on savings decreased by 5 points to 0.51% for the year ended September 30, 2006, while money market rates increased 65 basis points to 1.81% for the year ended September 30, 2006.

Net Interest Income for the fiscal year ended September 30, 2006 was $84.8 million, compared to $86.8 million for the year ended September 30, 2005, a decrease of $2.0 million or 2.3%. The net interest margin declined by 30 basis points to 3.68%, while the net interest spread declined by 44 basis points to 3.19%. This change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and thus has decreased net interest margin. The Federal Reserve has increased short-term rates six times since September 2005, increasing the target federal funds rate from 3.75% to 5.25%. The 10-year treasury rate has increased from an average of 4.20% for the fiscal year ended September 30, 2005 to 4.75% for the year ended September 30, 2006. The Bank’s average cost of interest-bearing liabilities has increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This has been offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities.

Provision for Loan Losses. We recorded $1.2 million and $750,000 in loan loss provisions for the year ended September 30, 2006 and September 30, 2005, respectively. At September 30, 2006 the allowance for loan losses totaled $20.4 million, or 1.38% of the loan portfolio, compared to $21.0 million, or 1.55% of the loan portfolio at September 30, 2005. Net charge-offs for the years ended September 30, 2006 and 2005 were $1.5 million and $975,000, respectively (an annual rate of 0.11% and 0.08%, respectively, of the average loan portfolio). The $504,000 increase occurred primarily due to the increase in volume.

The provision for loan losses was primarily attributable to growth in the loan portfolio of $111.5 million, representing an increase of 8.2%. Higher risk loan categories, primarily commercial real estate loans and commercial business loans, provided most of this increase. Non-performing loans increased $3.4 million from September 30, 2005, to $5.0 million at September 30, 2006.

Non-interest income was $17.2 million for the fiscal year ended September 30, 2006 compared to $17.0 million for the prior fiscal year. Deposit fees and service charges increased by $338,000, or 3.2% to $10.7 million. Income derived from the Company’s BOLI investments decreased by $149 thousand, or 8.3%, due to death benefit proceeds received in 2005. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $140,000 and investment management fees increased $662,000 of which $594,000 related to HVIA acquired on June 1, 2006. There are no gains on the sale of securities for the 2006 fiscal year compared to $369,000 for the prior fiscal year. During the year ended September 30, 2006, the Company also recorded gains on sales of loans totaling $117,000 compared to $206,000 for the prior year. For the year ending September 30, 2005, there was $681,000 in income pertaining to our investment as a limited partner in a low-income housing partnership.

Non-interest expense for the fiscal year ended September 30, 2006 increased by $674,000, or 1.0% to $71.3 million, compared to $70.6 million for the same period in 2005. Compensation and employee benefits increased by $609 million, or 1.9%, to $32.2 million for the year ended September 30, 2006. The increase was primarily attributable to increased support staff and bringing data processing in-house. These increases were partially offset by a decrease of $748,000 in pension and post-retirement health insurance expense. Stock-based compensation increased due to $1.1 million in stock option expense under SFAS No. 123R which was implemented in 2006, $368,000 was for the acceleration of certain restricted stock awards and $604,000 was for an increase in ESOP expense, which reflected the release of the same number of shares for the 2005 ESOP plan year as in past years. Stock-based compensation also reflects a full year’s expense of $2.2 million related to restricted stock awards that were granted in March 2005, compared to $1.0 million for the prior year. Occupancy and office operations increased by $1.8 million, or 19.3%, for the year ended September 30, 2006. Advertising and promotion decreased $657,000 or 21.2%, primarily as a result of the Company’s new brand identity and the additional promotions in the Orange County market that occurred in 2005. Data and check processing expense decreased $1.7 million, or 35%, due to the transfer of our data processing operations in-house, November 2005, which was offset by related increases in compensation and occupancy costs. Other expenses decreased by $1.3 million, or 13.9%. ATM and debit card expense increased $208,000, or 15.3%, primarily as a result of the increase in volume of transactions processed. The year ended September 30, 2005 included $1.1 million in merger integration costs.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2007 and 2006, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2007, commercial and retail loan commitments totaled $100.4 million. Approved closed undrawn lines of credit totaled $173.7, $161.6 and $12.3 million for commercial, retail accounts, and overdraft protection lines, respectively. Letters of credit totaled $23.4 million. Nearly all letters of credit issued by or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party.

Provident Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 15 to “Consolidated Financial Statements” in Item 8 hereof for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
FHLB and other borrowings	$376,753	$50,511	$4,677	$229,301	$661,242
Letters of credits	3,053	12,717	7,391	650	23,811
Undrawn lines of credit	347,601				347,601
Operating leases	2,059	3,596	3,203	14,106	23,764

Total	$729,466	$66,824	$15,271	$244,057	$1,056,418

Commitments to extend credit	$48,361	$41,052	$10,951	$14	$100,378

Impact of Inflation and Changing Prices

The financial statements and related notes of Provident New York Bancorp have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2007, 2006 and 2005, our loan originations, including origination of loans held for sale, totaled $647.0 million, $640.5 million and $515.4 million, respectively. Purchases of securities available for sale totaled $179.0 million, $259.0 million and $385.3 million for the years ended September 30, 2007, 2006 and 2005, respectively. Purchases of securities held to maturity totaled $7.8 million, $22.6 million and $23.7 million for the years ended September 30, 2007, 2006 and 2005, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $19.5 million at September 30, 2007, and consisted of $12.7 million at adjustable or variable rates and $6.8 million at fixed rates. Unused lines of credit granted to customers were $347.6 million at September 30, 2007. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

In December 2002 we invested $12.0 million in BOLI contracts and an additional $10.0 million in April 2005. An additional $13.3 million was acquired in acquisitions. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $40.8 million and $39.3 million at September 30, 2007 and September 30, 2006, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net (decrease)/increase in total deposits (excluding deposits acquired during 2005 and 2004 as part of acquisitions) was $(15.9) million, $3.4 million and $(11.7) million for the years ended September 30, 2007, 2006 and 2005, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2007 totaled $509.7 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York advances and other sources of which $661.2 million was outstanding at September 30, 2007. At September 30, 2007, we had the ability to borrow an additional $46.1 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $302.3 million by pledging securities not required to be pledged for other purposes as of September 30, 2007. Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

The Company has committed $9.6 million in project costs associated with the relocation of four branches during 2008. These project costs will be funded from the ongoing operations of the Bank.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting Provident New York Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors elsewhere in this Report, including in the Risk Factors and Risk Management sections. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•

Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing business and economic conditions.

•

The values of our assets and liabilities, as well as our overall financial performance, are also affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•

Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into our Company after closing.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.

•

Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•

Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Management of Interest Rate Risk

Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. Provident Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings.

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

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NIM”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company and the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Both models assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in NPV and NIM. The table below sets forth, as of September 30, 2007, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$316,756	$(114,773)	-26.6%	$84,956	$(5,751)	-6.3%
+200	355,927	(75,603)	-17.5%	86,918	(3,789)	-4.2%
+100	395,149	(36,380)	-8.4%	88,880	(1,827)	-2.0%
0	431,529	—	0.0%	90,707	—	0.0%
-100	458,315	26,785	6.2%	91,631	924	1.0%
-200	448,521	16,991	3.9%	89,596	(1,111)	-1.2%

The table set forth above indicates that at September 30, 2007, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience a 3.9% increase in NPV and a 1.2% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 17.5% decrease in NPV and a 4.2% decrease in net interest income.

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

During the past fiscal year, the federal funds rate has remained constant the first 11 months of fiscal 2007 and was decreased 50 basis points from 5.25% to 4.75%. During this period, U.S. Treasury rates in the five year maturities have decreased 34 basis points from 4.58% to 4.24% and U.S. Treasury 10 year notes have decreased only 4 basis points from 4.63% to 4.59%. The disproportional lower rate of decrease on longer term maturities has somewhat normalized the inverted yield curve which has been flat to inverted at various times this past year. The flat-to-inverted yield curve effectively increased the rate paid on interest-bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank’s portfolio. The favorably sloped yield curve would normally reduce the rates paid on deposits and for short term borrowings; however, the market has not completely reacted to these changes due to the volatility created by the sub-prime collateral uncertainties, which have put pressures on general credit market liquidity. This has left short-term funding rates higher than intermediate and longer-term U.S. Treasury yields. A completely positively sloped yield curve could cause an improvement in the market value of available for sale securities with a commensurate change in the notional market value of liabilities used in the calculation of “NPV”. Should the credit markets stabilize, the Federal Reserve could reverse direction and increase the federal funds rate to reduce inflationary risks. This could cause the yield curve to rise potentially reducing the NPV resulting from asset value declines.

ITEM 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm – Financial Statements

(D)	Report of KPMG – Prior Independent Registered Public Accounting Firm

(E)	Consolidated Statements of Financial Condition as of September 30, 2007 and 2006

(F)	Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005

(G)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005

(H)	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

(I)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 20 of the Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident New York Bancorp:

The management of Provident New York Bancorp (“the Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company's system of internal controls is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2007. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2007, the Company’s internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued an audit report on the effective operation of the Company's internal control over financial reporting as of September 30, 2007. This report appears on the following page.

/s/ George Strayton
By:	George Strayton
President and Chief Executive Officer
(Principal Executive Officer)
December X, 2007

/s/ Paul Maisch
By:	Paul Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December X, 2007

Report of Independent Registered Public Accounting Firm on Internal Control

We have audited Provident New York Bancorp’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Provident New York Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Provident New York Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Provident New York Bancorp as of September 30, 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended and our report dated December 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey
December 7, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Provident New York Bancorp

We have audited the accompanying consolidated statement of financial condition of Provident New York Bancorp as of September 30, 2007 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2007 expressed an unqualified opinion thereon.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey
December 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident New York Bancorp:

We have audited the accompanying consolidated statement of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
December 11, 2006

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2007	2006
ASSETS
Cash and due from banks	$48,891	$57,293
Securities (including $563,030 and $608,383 pledged as collateral for borrowings and deposits in 2007 and 2006, respectively:
Available for sale, at fair value (note 3)	794,997	951,729
Held to maturity, at amortized cost (fair value of $37,584 and $60,876 in 2007 and 2006, respectively) (note 4)	37,446	60,987

Total Securities	832,443	1,012,716

Loans held for sale	—	7,473
Loans (note 5):
One to four family residential mortgage loans	500,825	462,996
Commercial real estate, commercial business and construction loans	895,233	787,086
Consumer loans	242,000	223,476
Allowance for loan losses	(20,389)	(20,373)

Total loans, net	1,617,669	1,453,185

Federal Home Loan Bank (“FHLB”) stock, at cost	32,801	33,518
Accrued interest receivable (note 6)	12,641	13,228
Premises and equipment, net (note 7)	30,079	31,739
Goodwill (note 2)	161,154	159,817
Core deposit and other intangible assets (note 2)	11,041	14,189
Bank owned life insurance	40,818	39,308
Deferred income taxes, net (note 10)	4,330	8,526
Other assets (notes 5,10 and 11)	10,232	10,345

Total assets	$2,802,099	$2,841,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$1,713,684	$1,729,659
FHLB and other borrowings (including repurchase agreements of $205,073 and $332,576 in 2007 and 2006, respectively) (note 9)	661,242	682,739
Mortgage escrow funds (note 5)	5,982	4,612
Other (note 10)	16,102	19,041

Total Liabilities	2,397,010	2,436,051

STOCKHOLDERS’ EQUITY (note 14):
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 41,230,618 shares and 42,699,046 shares outstanding in 2007 and 2006, respectively)	459	459
Additional paid-in capital	348,734	343,574
Unallocated common stock held by employee stock ownership plan (“ESOP”) (note 11)	(8,221)	(9,099)
Treasury stock, at cost (4,698,934 shares in 2007 and 3,230,506 shares in 2006)	(57,422)	(36,973)
Retained Earnings	125,743	114,927
Accumulated other comprehensive loss, net of taxes (note 12)	(4,204)	(7,602)

Total stockholders’ equity	405,089	405,286

Total liabilities and stockholders’ equity	$2,802,099	$2,841,337

See accompanying notes to consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended September 30,

(Dollars in thousands, except per share data)

	2007	2006	2005
Interest and dividend income:
Loans, including fees	$109,940	$95,531	$81,674
Securities	39,264	38,565	33,665
Other earning assets	2,422	1,520	832

Total interest and dividend income	151,626	135,616	116,171

Interest expense:
Deposits (note 8)	36,439	26,802	16,076
Borrowings (note 9)	30,449	24,057	13,324

Total interest expense	66,888	50,859	29,400

Net interest income	84,738	84,757	86,771
Provision for loan losses (note 5)	1,800	1,200	750

Net interest income after provision for loan losses	82,938	83,557	86,021

Non-interest income:
Deposit fees and service charges	11,434	10,689	10,351
Net (loss) gain on sales of securities available for sale (note 3)	(8)	—	369
Title insurance fees	1,181	1,700	1,560
Bank owned life insurance	2,044	1,641	1,790
Investment management fees	2,821	1,490	828
Previously unrecognized low income housing partnership investment	—	—	681
Other (note 2 and note 5)	2,373	1,632	1,428

Total non–interest income	19,845	17,152	17,007

Non-interest expense:
Compensation and employee benefits (note 11)	33,490	32,182	31,573
Stock-based compensation plans (note 11)	5,706	5,826	2,960
Occupancy and office operations (note 16)	11,436	11,435	9,587
Advertising and promotion	4,237	2,445	3,102
Professional fees	3,833	3,450	2,908
Data and check processing	2,621	3,088	4,767
Merger integration costs (note 2)	—	—	1,124
Amortization of intangible assets (note 2)	3,039	3,288	3,939
ATM/debit card expense	1,881	1,565	1,357
Other	8,347	7.977	9,265

Total non–interest expense	74,590	71,256	70,582

Income before income tax expense	28,193	29,453	32,446
Income tax expense (note 10)	8,566	9,258	11,204

Net income	$19,627	$20,195	$21,242

Earnings per common share (note 13):
Basic	$0.48	$0.49	$0.49
Diluted	$0.48	$.049	$0.49

See accompanying notes to consolidated financial statements

PROVIDENT BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Common Stock Awards Under RRP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2004	39,618,373	$397	$269,325	$(10,854)	—	$(432)	$91,373	$(297)	$349,512
Net income							21,242		21,242
Other comprehensive loss (note 12)								(8,070)	(8,070)

Total comprehensive income									13,172
Purchase of Warwick Community Bancorp, Inc. (“WCBI”)	6,257,896	62	74,531	—	—	—	—	—	74,593
Tax benefits:
Elimination of WCBI RRP Plan	—	—	276	—	—	—	—	—	276
Stock-based compensation plans	—	—	265	—	—	—	—	—	265
RRP awards	762,400	—	—	—	(9,789)	9,803	(14)	—	—
Stock option transactions, net	73,308	—	58	—	—	695	(650)	—	103
ESOP shares allocated or committed to be released for allocation (161,250 shares)	—	—	1,176	809	—	—	—	—	1,985
Vesting of RRP shares	—	—	—	—	979	—	—	—	979
Purchase of treasury stock	(3,206,318)	—	—	—	—	(38,261)	—	—	(38,261)
Cash dividends paid ($0.17 per common share)	—	—	—	—	—	—	(7,467)	—	(7,467)

Balance at September 30, 2005	43,505,659	459	345,631	(10,045)	(8,810)	(28,195)	104,484	(8,367)	395,157
Net income							20,195		20,195
Other comprehensive income (note 12)								765	765

Total comprehensive income									20,960
Reclassification in accordance with SFAS No.123R	—	—	(8,810)	—	8,810	—	—	—	—
Purchase of Hudson Valley Investment Advisors, Inc.	208,331	—	57	—	—	2,683	—	—	2,740
Deferred compensation transactions	—	—	1,220	—	—	—	—	—	1,220
Stock option transactions, net	168,079	—	1,510	—	—	2,130	(1,393)	—	2,247
ESOP shares allocated or committed to be released for allocation (212,622 shares)	—	—	1,651	946	—	—	—	—	2,597
RRP awards	24,000	—	(311)	—	—	307	4	—	—
Vesting of RRP shares	—	—	1,822	—	—	—	—	—	1,822
Other RRP transactions	(45,129)	—	804	—	—	(562)	—	—	242
Purchase of treasury stock	(1,161,894)	—	—	—	—	(13,336)	—	—	(13,336)
Cash dividends paid ($0.20 per common share)	—	—	—	—	—	—	(8,363)	—	(8,363)

Balance at September 30, 2006	42,699,046	459	343,574	(9,099)	—	(36,973)	114,927	(7,602)	405,286
Implementation of SAB 108	—	—	(69)	—	—	—	361		292

Balance as adjusted at October 1, 2006	42,699,046	459	343,505	(9,099)	—	(36,973)	115,288	(7,602)	405,578
Net income							19,627		19,627
Other comprehensive income (note 12)								3,685	3,685

Total comprehensive income									23,312
Adjustment to initially apply SFAS No. 158, net of tax (note 11a)	—							(287)	(287)
Deferred compensation transactions	—	—	48	—	—	—	—	—	48
Stock option transactions, net	112,362	—	1,307	—	—	984	(894)	—	1,397
ESOP shares allocated or committed to be released for allocation (187,827 shares)	—	—	1,765	878	—	—	—	—	2,643
RRP awards	5,000	—	(70)	—	—	70	—	—	—
Vesting of RRP shares	—	—	2,007	—	—	—	—	—	2,007
Other RRP transactions	(45,319)	—	172	—	—	(590)	—	—	(418)
Purchase of treasury stock	(1,540,471)	—	—	—	—	(20,913)	—	—	(20,913)
Cash dividends paid ($0.20 per common share)							(8,278)		(8,278)

Balance at September 30, 2007	41,230,618	$459	$348,734	$(8,221)	—	$(57,422)	$125,743	$(4,204)	$405,089

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$19,627	$20,195	$21,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,200	750
Depreciation and amortization of premises and equipment	4,451	4,049	3,227
Amortization of intangibles	3,148	3,288	3,939
(Gain) /loss on sales of securities available for sale	8	—	(369)
Gain on sales of loans held for sale	(155)	(117)	(206)
Gain on sales of fixed assets	(212)	—	—
Net amortization of premiums and discounts on securities	836	2,957	4,398
Accretion of premiums on borrowings (includes calls on borrowings)	(1,654)	(2,923)	—
ESOP and RRP expense	4,650	4,771	2,964
Stock option compensation expense	1,307	1,129	—
Originations of loans held for sale	(20,243)	(16,022)	(19,255)
Proceeds from sales of loans held for sale	27,871	8,666	20,316
Increase in cash surrender value of bank owned life insurance	(1,693)	(1,641)	(1,418)
Deferred income tax expense	1,271	1,886	3,261
Net changes in accrued interest receivable and payable	2,341	(523)	(786)
Other adjustments (principally net changes in other assets and other liabilities)	(6,511)	(3,088)	(3,573)

Net cash provided by operating activities	36,842	23,827	34,490

Cash flows from investing activities:
Purchases of securities:
Available for sale	(178,979)	(258,996)	(385,270)
Held to maturity	(7,793)	(22,610)	(23,673)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	330,251	128,413	146,597
Held to maturity	31,252	32,486	23,872
Proceeds from sales of securities available for sale	10,838	—	61,522
Cash paid for securities purchased, not yet settled	—	(7,392)	—
Loan originations	(626,726)	(624,524)	(496,117)
Loan principal payments	461,486	511,680	421,991
(Purchase) sale of FHLB stock, net	717	(12,185)	(3,481)
Purchase of Warwick Community Bancorp, Inc.	—	—	164,486
Purchase of HSBC South Fallsburg Branch	—	—	18,938
Settlement of HVIA earnout	(750)	—	—
Purchase of Hudson Valley Investment Advisors, Inc., net of cash and cash equivalents acquired	—	(2,622)	—
Decrease / (Increase) in bank owned life insurance	183	—	(9,684)
Purchases of premises and equipment	(4,303)	(3,883)	(6,096)
Proceeds from sales of fixed assets	1,725	196	—
Proceeds from sales of other real estate owned	742	—	—
Other investing activities		331	—

Net cash provided by (used in) investing activities	18,643	(259,106)	(86,915)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows Continued

Years Ended September 30, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from financing activities:
Net (decrease) increase in deposits	$(15,943)	$3,366	$(11,671)
Net(decrease) increase in borrowings	(19,843)	243,459	68,636
Net increase (decrease) in mortgage escrow funds	1,370	490	(2,910)
Treasury shares purchased	(20,913)	(13,336)	(38,261)
Stock option transactions	90	737	103
Tax (expense) benefits generated from equity transactions	—	640	541
Other stock-based compensation transactions	(370)	1,462	—
Cash dividends paid	(8,278)	(8,363)	(7,467)

Net cash (used in) provided by financing activities	(63,887)	228,455	8,971

Net decrease in cash and cash equivalents	(8,402)	(6,824)	(43,454)
Cash and cash equivalents at beginning of year	57,293	64,117	107,571

Cash and cash equivalents at end of year	$48,891	$57,293	$64,117

Supplemental Cash Flow Information:
Interest payments	$65,134	$48,748	$28,361
Income tax payments	8,879	2,530	8,511
Supplemental Schedule of Non-Cash Investing And Financing Activities:
Acquisition of Hudson Valley Investment Advisors, Inc. (2006), Warwick Community Bancorp, Inc. (2005) accounted for using the purchase method:
Fair value of assets acquired (incl. intangible assets)	$—	$5,240	$806,114
Fair value of liabilities assumed	—	—	658,919

Net fair value	—	5,240	147,195

Cash portion of purchase transaction	750	2,500	72,601
Stock portion of purchase transaction	—	2,740	74,594

Total consideration paid for acquisitions	$750	$5,240	$147,195

Cash received from HSBC branch purchase	$—	$—	$18,938
Loans transferred to real estate owned	710	—	—
Net change in unrealized gains (losses) recorded on securities available for sale	6,139	1,118	(13,494)
Change in deferred taxes on unrealized gains on securities available for sale	(2,524)	(466)	5,375
Issuance of RRP shares	70	311	9,789

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC, (“HVIA”) a registered investment advisor, Provident Bank (“the Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers. Intercompany transactions and balances are eliminated in consolidation.

(a)	Nature of Business

Provident New York Bancorp (“Provident Bancorp” or the “Company”), a unitary savings and loan holding company, is a Delaware corporation that owns all of the outstanding shares of Provident Bank (the “Bank”). Provident Bancorp was formed in connection with the second step offering on January 14, 2004.

On June 29, 2005, Provident Bancorp, Inc. changed its name to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names. It began trading on the NASDAQ under the stock symbol “PBNY” on that date. Prior to that date, from January 7, 1999 its common stock traded under the stock symbol “PBCP.”

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster and Putnam Counties, New York and Bergen County, New Jersey. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. Of the Bank’s loans 88% are collateralized or dependent on real estate.

(b)	Use of estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below. Also subject to change are estimates involving mortgage servicing rights, benefit plans, deferred income taxes and fair values of financial instruments.

(c)	Cash Flows

For purposes of reporting cash flows, cash equivalents include highly liquid, short-term investments such as overnight federal funds, as well as cash and deposits with other financial institutions.

(d)	Long Term Assets

Premises and equipment, core deposit and other intangible assets are reviewed annually for impairment or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(e)	Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(f)	Adoption of New Accounting Standards

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Compensation Plans” below for further discussion of the effect of adopting this standard.

FASB Statement No. 156:

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard was effective October 1 2006 and had no material impact on the consolidated financial statements.

FASB Statement No. 158:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans were recorded on the balance sheet at September 30, 2007. As a result of adoption of FASB Statement No. 158, the Company recorded $287, net of taxes of $193 as an adjustment to accumulated other comprehensive loss with an offset to Pension Funded Status

	Before application of FAS 158	Adjustments	After application of FAS 158
Prepaid pension benefits	$4,487	$(1,848)	$2,639
Post retirement plan	(2,739)	1,398	(1,341)
Post retirement SERP	1,299	(30)	(1,329)
Subtotal		$(480)
Deferred taxes	4,137	193	4,330
Other comprehensive loss	(3,917)	(287)	(4,204)
Stockholder’s Equity	$405,376	$(287)	$405,089

SAB 108:

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which was adopted on October 1, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As a result of the implementation of SAB 108, the Company corrected immaterial errors which resulted in $292 being credited to retained earnings, net of taxes of $49 as of October 1, 2006. The components of the SAB 108 adjustments are as follows:

	Pre Tax Effect	Tax Effect	Net Capital Effect
SFAS No. 5 Contingencies	$1,333	$(422)	$911
Lease Corrections	(529)	216	(313)
Post Retirement Benefits	(394)	157	(237)
Real Estate Investment Trust Minority Interest	(69)	—	(69)

	$341	$(49)	$292

The Company considered these adjustments to be immaterial, individually and in the aggregate, to its prior consolidated financial statements.

(g)	Securities

Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations, marketable and equity securities.

The Company can classify its securities among three categories: held to maturity, trading, and available for sale. Management determines the appropriate classification of the Company’s securities at the time of purchase.

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

All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available-for-sale securities include securities that management intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

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

(h)	Loans

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

A loan is placed on non-accrual status when management has determined that the borrower may likely be unable to meet

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year and interest, recorded in the prior year, is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time. Interest and fees on loans include prepayment fees and late charges collected.

(i)	Allowance for Loan Losses

The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

The allowance for loan losses is an amount that management believes is necessary to absorb probable incurred losses on existing loans that may become uncollectible. Management’s evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Future adjustments to the allowance for loan losses may be necessary, based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the borrower will be unable to comply with contractual principal and interest payments due. Certain loans are individually evaluated for collectability in accordance with the Company’s ongoing loan review procedures (principally commercial real estate, commercial business and construction loans). Smaller-balance homogeneous loans are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. Impaired loans are based on one of three measures — the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at its measured value.

(j)	Mortgage Servicing Assets

Servicing assets represent the allocated value of retained servicing rights on loans sold (as well as the cost of purchased rights). Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

(k)	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

(l)	Premises and Equipment

Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment and 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(m)	Goodwill and Other Intangible Assets

Goodwill recorded in acquisitions is not amortized to expense, but instead, is evaluated for impairment at least annually. The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years. Other intangible assets are evaluated for impairment at least annually. Intangibles related to HVIA are amortized over 10 years on a straight-line basis. Impairment losses on intangible assets are charged to expense, if and when they occur.

(n)	Real Estate Owned

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

(o)	Securities Repurchase Agreements

In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s securities portfolio. Disclosure of the pledged securities is made in the consolidated statements of financial condition if the counterparty has the right by contract to sell or repledge such collateral.

(p)	Income Taxes

Net deferred taxes are recognized for the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion, or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

(q)	Bank Owned Life Insurance (BOLI)

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(r)	Stock-Based Compensation Plans

Compensation expense is recognized for the ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders’ equity.

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” and related interpretations in accounting for its stock option plan. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption for all publicly owned companies for fiscal periods ending after June 15, 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company’s stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company’s stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans, which were compensatory under APB 25, and had grant-date intrinsic value such as restricted stock grants (RRPs).

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted, vested or modified after the date of adoption. During 2006 and 2007 the Company issued 141,000 and 70,958 new stock-based option awards and recognized total non-cash stock-based compensation cost of $1,129 and $1,307 primarily for shares awarded during the transition period, along with the fair value of these new grants. As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $2.8 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123R.

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstance in accordance with the terms of the plans. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R, which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the plan’s five-year vesting period depending upon the age of the grantee. As of September 30, 2007, 216,300 restricted shares and 162,600 stock options were potentially subject to accelerated vesting, but will not be expensed over a shorter time period, unless acceleration is deemed to have occurred. The Company recognized expense associated with the acceleration of 30,100 and 21,980 restricted shares in 2006 and 2007, respectively.

The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123R had been applied to all outstanding awards for the year ended September 30, 2005:

2005
Net income, as reported	$21,242
Add: total stock-based compensation expense included in net income as reported, net of related tax effects	641
Deduct: stock option expense determined under the fair-value-based method, net of related tax effects	(2,125)

Pro forma net income	$19,758

Earnings per share:
Basic, as reported	$0.49

Basic, pro forma	0.46

Diluted, as reported	0.49

Diluted, pro forma	0.45

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The estimated per-share fair value of stock options granted in fiscal 2007, 2006 and 2005 was $3.07, $4.08, and $3.07, respectively, using the Black-Scholes option-pricing model with assumptions as follows for the respective years:

	2007	2006	2005
Risk-free interest rate (1)	4.8%	4.9%	5.0%
Expected term in years	2.9	8.6	7.9
Expected stock price volatility	30%	25%	19%
Dividend yield (2)	1.6%	1.6%	1.4%

(1)	represents the yield on a U.S. Treasury security with a remaining term equal to the expected option term
(2)	represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date

(s)	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested RRP shares became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares exclude unallocated ESOP shares.

(t)	Segment Information

Public companies are required to report certain financial information about significant revenue- producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community banking operation, which constitutes the Company’s only operating segment for financial reporting purposes.

(2) Acquisitions

On June 1, 2006 the Company acquired the net assets of Hudson Valley Investment Advisors, Inc. for $2.5 million in cash and 208,331 shares of its common stock, for total consideration of $5.2 million. In connection with this acquisition, the Company formed Hudson Valley Investment Advisors, LLC (“HVIA”) as a subsidiary of the Company. In connection with the acquisition, the Company recorded $2.8 million in amortizable intangible assets and $2.5 million in goodwill. The amortizable intangible assets consist of $2.3 million of the value of the non-competition rights and $0.5 million of the value of a customer list. Such intangible assets are being amortized over 10 years, equal to the term of the exclusive management contract established with the principal manager of HVIA. The manager receives a fee, payable quarterly, equal to 50% of the net revenues, as defined, and was initially eligible to receive an additional $1.0 million earnout over a five year period if certain revenues were achieved. The earnout was settled in 2007 for $750 which was recorded as additional goodwill. The Company has an option to purchase the management contract under certain circumstances.

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

Summary of Acquisition Transactions. Below is the summary of the acquisition transactions, including one purchase in 2005 of a branch office of HSBC Bank USA, National Association (“HSBC”).

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	23,326
At September 30, 2007
Goodwill	$3,279	$—	$92,262	$52,277	$13,336	$161,154
Accumulated core deposit/other amortization	377	796	5,165	5,182	1,532	13,052
Net core deposit/other intangible *	2,452	894	5,230	1,442	255	10,273

*	In addition to the above, the Company also carries $768 in mortgage servicing rights, included in intangible assets.

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions and the $750 settlement of the earnout provision for HVIA in 2007.

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets:

At September 30, 2007	Amortization
Less than one year	$2,599
One to two years	2,192
Two to three years	1,848
Three to four years	1,358
Four to five years	941
Beyond five years	1,335

Total	$10,273

Goodwill is not amortized to expense and is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit and other intangible assets are recognized apart from goodwill and they are amortized to expense over their estimated useful life’s and evaluated at least annually for impairment.

On March 30, 2007, the Company received notice from the U.S. Internal Revenue Service of the disallowance of certain expenses related to Warwick Community Bancorp, Inc.’s disposition of assets prior to its acquisition by the Company. This disallowance of $2.3 million in federal income taxes, if realized, would have resulted in a reduction of a refund receivable. In May, the Company agreed to settle this matter and recorded $591,000 in increased goodwill reflecting the effects of the settlement. Further, as a result of the agreement, the Company recorded $235,000 in other income as interest due on the remaining $3.7 million refund.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Purchase Price Allocation. The following table summarizes the purchase price allocation relating to the acquisitions of WSB and HVIA. This allocation is based on the estimated fair values of assets acquired and liabilities assumed at the acquisition date.

	HVIA June 1, 2006	WSB October 1, 2004
Cash & Cash equivalents	$—	$83,458
Securities available for sale	—	302,159
Loans, net	—	286,511
Goodwill	2,531	91,576
Core deposit and other intangible assets	2,830	10,395
Other assets	—	32,388

Total Assets	5,361	806,487

Deposits	—	480,054
Other liabilities	121	179,238

Total liabilities assumed	121	659,292

Net assets acquired	$5,240	$147,195

Consideration paid for acquisitions	$5,240	$147,195

The Company incurred $1,124 in costs associated with the integration of acquisitions into the Company. These costs are included in non-interest expense for the year ended September 30, 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(3) Securities Available for Sale

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Mortgage-backed securities
Fannie Mae	$383,308	$368	$(5,292)	$378,384
Freddie Mac	152,972	559	(1,278)	152,253
Other	41,126	272	(344)	41,054

	577,406	1,199	(6,914)	571,691

Investment securities
U.S. Government Securities	—	—	—	—
Federal agencies	84,005	118	(266)	83,857
State and municipal securities	140,026	338	(1,026)	139,338
Equities	105	7	(1)	111

	224,136	463	(1,293)	223,306

Total available for sale	$801,542	$1,662	$(8,207)	$794,997

September 30, 2006
Mortgage-backed securities
Fannie Mae	$404,168	$270	$(7,954)	$396,484
Freddie Mac	132,921	212	(2,014)	131,119
Other	41,466	139	(508)	41,097

	578,555	621	(10,476)	568,700

Investment securities
U.S. Government Securities	17,012	—	(294)	16,718
Federal agencies	272,494	29	(3,061)	269,462
State and municipal securities	94,405	799	(234)	95,970
Equities	947	7	(75)	879

	385,858	845	(3,664)	383,029

Total available for sale	$964,413	$1,456	$(14,140)	$951,729

Equity securities principally consist of Freddie Mac and Fannie Mae common and preferred stock in 2006 and Fannie Mae common and other preferred stock in 2007.

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	September 30, 2007
	Amortized cost	Fair Value
Remaining period to contractual maturity
Less than one year	$55,880	$55,610
One to five years	38,662	38,740
Five to ten years	24,237	24,249
Greater than ten years	105,252	104,596

Total	$224,031	$223,195

Proceeds from sales of securities available for sale during the years ended September 30, 2007 and 2005 totaled $10,838 and $61,522, respectively. These sales resulted in gross realized gains of $3 and $916 for the years ended September 30, 2007 and 2005, respectively, and gross realized loss of $11 and $547 in fiscal year 2007 and 2005, respectively. There were no sales of securities for the year ended September 30, 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Securities, including held to maturity securities, with carrying amounts of $342,873 and $427,905 were pledged as collateral for borrowings at September 30, 2007 and September 30, 2006, respectively. U.S. Government and municipal securities with carrying amounts of $220,157 and $180,478 were pledged as collateral for municipal deposits and other purposes at September 30, 2007 and September 30, 2006, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$133,490	$(631)	$305,640	$(6,283)	$439,130	$(6,914)
U.S. Government and agency securities	—	—	53,802	(266)	53,802	(266)
State and municipal securities	59,117	(710)	31,292	(316)	90,409	(1,026)
Equity securities	—		104	(1)	104	(1)

Total	$192,607	$(1,341)	$390,838	$(6,866)	$583,445	$(8,207)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$71,092	$(627)	$392,338	$(9,849)	$463,430	$(10,476)
U.S. Government and agency securities	34,655	(282)	231,584	(3,073)	266,239	(3,355)
State and municipal securities	9,281	(31)	14,409	(203)	23,690	(234)
Equity securities	105	—	767	(75)	872	(75)

Total	$115,133	$(940)	$639,098	$(13,200)	$754,231	$(14,140)

Substantially all of the unrealized losses at September 30, 2007 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2007. A total of 241 available for sale securities were in a continuous unrealized loss position for less than 12 months, and 281 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(4) Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Mortgage-backed securities
Fannie Mae	$6,540	$40	$(53)	$6,527
Freddie Mac	6,398	34	(30)	6,402
Ginnie Mae & other	1,373	35	—	1,408

	14,311	109	(83)	14,337

Investment securities
State and municipal securities	23,078	248	(139)	23,187
Other	57	3	—	60

	23,135	251	(139)	23,247

Total held to maturity	$37,446	$360	$(222)	$37,584

September 30, 2006
Mortgage-backed securities
Fannie Mae	$9,102	$56	$(176)	$8,982
Freddie Mac	9,138	38	(118)	9,058
Ginnie Mae & other	1,699	50	—	1,749

	19,939	144	(294)	19,789

Investment securities
State and municipal securities	40,892	323	(288)	40,927
Equities	156	5	(1)	160

	41,048	328	(289)	41,087

Total held to maturity	$60,987	$472	$(583)	$60,876

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2007
	Amortized cost	Fair value
Remaining period to contractual maturity:
Less than one year	$5,851	$5,900
One to five years	9,667	9,728
Five to ten years	3,402	3,378
Greater than ten years	4,215	4,241

Total	$23,135 $	23,247

There were no sales of securities held to maturity during the years ended September 30, 2007, 2006 and 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$7,608	$(83)	$7,608	$(83)
State and municipal securities	890	(1)	4,879	(138)	5,769	(139)
Other securities	—	—	—	—	—	—

Total	$890	$(1)	$12,487	$(221)	$13,377	$(222)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,121	$(3)	$10,090	$(291)	$11,211	$(294)
State and municipal securities	18,998	(89)	4,424	(199)	23,422	(288)
Other securities	—	—	100	(1)	100	(1)

Total	$20,119	$(92)	$14,614	$(491)	$34,733	$(583)

Substantially all of the unrealized losses on held to maturity securities at September 30, 2007 relate to investment grade securities or local municipal general obligation bonds and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2007. A total of 8 held-to-maturity securities were in a continuous unrealized loss position for less than 12 months, and 27 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(5) Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2007	2006
One- to four-family residential mortgage loans:
Fixed rate	$454,429	$406,139
Adjustable rate	46,396	56,857

	500,825	462,996

Commercial real estate loans	535,003	529,607
Commercial business loans	207,156	160,823
Construction loans	153,074	96,656

	895,233	787,086

Consumer loans:
Home equity lines of credit	162,669	149,862
Homeowner loans	59,705	55,968
Other consumer loans	19,626	17,646

	242,000	223,476

Total loans	1,638,058	1,473,558
Allowance for loan losses	(20,389)	(20,373)

Total loans, net	$1,617,669	$1,453,185

Total loans include net deferred loan origination costs of $3,456 and $2,853 at September 30, 2007 and September 30, 2006, respectively.

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam Counties of New York and Bergen County, New Jersey. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company’s primary market area.

The principal balances of non-performing loans were as follows:

	2007		2006
	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual
One- to four-family residential mortgage loans	$1,899	$—	$629	$472
Commercial real estate loans	1,487	1,099	613	2,367
Commercial business loans	46	1,637	30	459
Construction Loans	45	644
Consumer loans	272	129	310	144

Total non-performing loans	$3,749	$3,509	$1,582	$3,442

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $362, $372 and $8, for the years ended September 30, 2007, 2006 and 2005, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $105, $127 and $7, respectively.

The Company had recorded investment in impaired loans of $3.4 million as defined by SFAS No. 114, at September 30, 2007 and no impaired loans as of September 30, 2006. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. No impairment allowance was recorded as of September 30, 2007 and 2006, due to the adequacy of collateral values. The Company’s average recorded investment in impaired loans was $1.5 million and $0 during the years ended September 30, 2007 and 2006, respectively. Interest income recognized (including income recognized on a cash basis) for impaired loans was $91 and $0 for the years ended September 30, 2007 and 2006, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year ended September 30,
	2007	2006	2005
Balance at Beginning of year	$20,373	$21,047	$16,648
Transfer to reserve for contingent loan commitments	—	(395)	(256)
Provision for loan losses	1,800	1,200	750
Charge-offs	(2,493)	(1,836)	(1,153)
Recoveries	709	357	178
Allowance recorded in acquisitions	—	—	4,880

Balance at end of year	$20,389	$20,373	$21,047

Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2007, 2006 and 2005.

Certain residential mortgage and student loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $155 in fiscal 2007, $117 in fiscal 2006, and $206 in fiscal 2005. At September 30, 2007 and 2006 there was $0 and $7,473 (student loans) loans held for sale, respectively. The Company ceased originating student loans in 2007.

Other intangible assets at September 30, 2007 and 2006 include capitalized mortgage servicing rights with an amortized cost of $768 and $877, respectively, which are recorded at the lower of cost or fair market value. The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others, including loan participations, totaled approximately $122,279, $131,291 and $131,825 at September 30, 2007, 2006 and 2005, respectively. Mortgage escrow funds include balances of $2,576 and $507 at September 30, 2007 and 2006, respectively, related to loans serviced for others.

(6) Accrued Interest Receivable

The components of accrued interest receivable were as follows:

	September 30,
	2007	2006
Loans	$6,658	$5,803
Securities	5,983	7,425

Total accrued interest receivable	$12,641	$13,228

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(7) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2007	2006
Land and land improvements	$3,779	$3,986
Buildings	20,081	20,012
Leasehold improvements	9,077	8,733
Furniture, fixtures, and equipment	25,029	22,848

	57,966	55,579
Accumulated depreciation and amortization	(27,887)	(23,840)

Total premises and equipment, net	$30,079	$31,739

(8) Deposits

Deposit balances and weighted average interest rates are summarized as follows:

	September 30,
	2007		2006
	Amount	Rate	Amount	Rate
Non interest bearing Demand deposits:
Retail	$162,518	—%	$163,582	—%
Commercial	214,875	—	203,265	—
Business NOW deposits	38,017	0.58	50,546	0.50
Personal NOW deposits	110,858	0.14	103,186	0.22
Savings deposits	346,430	0.42	378,337	0.52
Money market deposits	277,793	2.78	238,977	2.24
Certificates of deposit	563,193	4.44	591,766	4.36

Total deposits	$1,713,684	2.01%	$1,729,659	1.93%

Municipal deposits held by PMB totaled $176.5 million and $147.6 million at September 30, 2007 and September 30, 2006, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2007	2006
Remaining period to contractual maturity:
Less than one year	$509,681	$552,598
One to two years	44,330	21,353
Two to three years	5,257	12,816
Greater than three years	3,925	4,999

Total certificates of deposit	$563,193	$591,766

Certificate of deposit accounts with a denomination of $100 or more totaled $209,405 and $202,683 at September 30, 2007 and 2006, respectively. The FDIC generally insures depositor accounts up to $100 as defined in the applicable regulations.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Interest expense on deposits is summarized as follows:

	Years ended September 30,
	2007	2006	2005
Savings deposits	$1,930	$2,258	$3,070
Money market and NOW deposits	7,293	4,689	3,155
Certificates of deposit	27,216	19,855	9,851

Total interest expense	$36,439	$26,802	$16,076

(9) FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2007		2006
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$456,169	4.99%	$350,163	5.18%
Repurchase agreements	205,073	4.09%	332,576	5.04%

Total borrowings	$661,242	4.71%	$682,739	5.11%

By remaining period to maturity:
Less than one year	$376,753	5.13%	$565,555	5.40%
One to two years	34,766	3.68%	32,180	3.28%
Two to three years	15,745	3.91%	38,266	3.80%
Three to four years	4,677	4.23%	21,337	3.84%
Four to five years	—	0.00%	21,560	3.82%
Greater than five years	229,301	4.24%	3,841	4.89%

Total borrowings	$661,242	4.71%	$682,739	5.11%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2007 and September 30, 2006, the Bank had pledged mortgages totaling $382,502 and $354,720, respectively. The Bank had also pledged securities with carrying amounts of $342,873 and $427,905 as of September 30, 2007 and September 30, 2006, respectively, to secure borrowings (repurchase agreements). Based on total outstanding borrowings with the FHLB which totaled $650,247 and $670,091 as of September 30, 2007 and September 30, 2006, the bank had unused borrowing capacity under the FHLB Line of Credit of $46,100 and $102,592, respectively. As of September 30, 2007, the Bank may borrow additional amounts by pledging securities and mortgages not required to be pledged for other purposes with a market value of $302,266 and $25,055. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 6.9 years and 0.6 years at September 30, 2007 and 2006, respectively. Average borrowings under securities repurchase agreements were $215,364 and $180,744 during the years ended September 30, 2007 and 2006, respectively, and the maximum outstanding month-end balance was $275,764 and $321,200, respectively.

FHLB borrowings of $289.5 million and $85.7 at September 30, 2007 and 2006 respectively are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 7.5 years and 0.6 years and weighted average interest rates of 4.45% and 5.15% at September 30, 2007 and 2006, respectively. The FHLB called $16.2 million and $51.4 million in borrowings assumed in acquisitions resulting in the write-off of $520 and $1.5 million in associated premiums and a corresponding reduction in interest expense for the years ended September 30, 2007 and 2006, respectively. No borrowings with associated premiums were called in 2005.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(10) Income Taxes

Income tax expense consists of the following:

	Years ended September 30,
	2007	2006	2005
Current tax expense:
Federal	$6,462	$6,647	$7,340
State	833	725	603

	7,295	7,372	7,943

Deferred tax expense (benefit):
Federal	1,015	1,526	2,634
State	256	360	627

	1,271	1,886	3,261

Total income tax expense	$8,566	$9,258	$11,204

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2007	2006	2005
Tax at Federal statutory rate	$9,868	$10,309	$11,356
State income taxes, net of Federal tax benefit	708	705	800
Tax-exempt interest	(1,783)	(1,372)	(653)
Nondeductible portion of ESOP expense	551	578	416
BOLI income	(715)	(574)	(627)
Low-income housing and other tax credits	(55)	(72)	(72)
Other, net	(8)	(316)	(16)

Actual income tax expense	$8,566	$9,258	$11,204

Effective income tax rate	30.4%	31.4%	34.5%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	September 30,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$8,378	$8,326
Deferred compensation	3,935	3,952
Purchase accounting adjustments	688	1,509
Contribution carryforward	—	388
Net unrealized loss on securities available for sale	2,850	5,096
Goodwill	722	764
Accrued post retirement expense	1,097	990
LOC reserve	114	554
Other	898	983

Total deferred tax assets	18,682	22,562

Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax returns purposes (REIT income)	7,590	6,909
Prepaid pension costs	1,807	1,564
Core deposit intangibles	1,876	2,766
Purchase accounting fair value adjustments	377	639
Depreciation of premises and equipment	1,163	491
Other	1,539	1,667

Total deferred tax liabilities	14,352	14,036

Net deferred tax asset	$4,330	$8,526

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2007 and 2006.

The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined “base-year” amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank’s base-year tax bad debt reserves for Federal tax purposes were $9,313 at both September 30, 2007 and 2006. The Bank’s tax bad debt reserves for NY State purposes were $46,835 and $44,509 at September 30, 2007 and 2006, respectively. Associated deferred tax liabilities of $5,857 and $5,872 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves ($3,260) and New York State bad debt reserves ($2,597 and $2,612, net of federal benefit) will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank’s stock or certain excess distributions by the Bank to Provident New York Bancorp and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(11) Employee Benefit Plans and Stock-Based Compensation Plans

(a) Pension Plan

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Employees who are twenty-one years of age or older and have worked for the Company for one year are eligible to participate in the plan. The Company’s funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. As part of the acquisitions of ENB and WSB the Company assumed the ENB and WSB Pension Plans, both of which were defined benefit plans. The ENB plan was frozen in connection with the merger of ENB into the Company. The WSB Pension Plan, which was already frozen at the time of acquisition, has also been assumed by the Company.

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

In July, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time all benefit accruals for future service ceased and no new participants may enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Company recorded a curtailment gain, which reduced the unrecognized net losses in the Plan by $1.6 million with no gain or loss recognized in the financial statements of the Company.

In addition, the Board approved amending the Provident Bank 401(k) and Profit Sharing Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan added a profit sharing contribution for employees, which was 3% of eligible compensation for fiscal 2007.

As of September 30, 2007, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Accordingly, the Company recorded a charge of $287, net of taxes, to accumulated other comprehensive loss related to our pension and other postretirement plans as follows:

Pension plan unrecognized actuarial loss	$(1,848)
Post retirement plan unrecognized gain	1,510
Post retirement plan unrecognized service cost	(31)
Post retirement plan unrecognized transition obligation	(81)
Post retirement SERP	(30)

Subtotal	(480)
Net deferred tax asset	193

Net amount recognized in accumulated other comprehensive income	$(287)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of changes in the projected benefit obligation and fair value of plan assets. The Company uses a September 30 measurement date for its pension plans.

	September 30,
	2007	2006
Changes in projected benefit obligation:
Beginning of year	$28,264	$30,263
Service cost	—	1,232
Interest cost	1,735	1,716
Actuarial (gain)loss	346	(259)
Curtailments	—	(1,642)
Benefits paid	(1,253)	(3,046)

End of year	29,092	28,264

Changes in fair value of plan assets:
Beginning of year	30,116	29,738
Actual gain on plan assets	2,824	1,794
Employer contributions	14	1,631
Benefits and distributions paid	(1,253)	(3,047)

End of year	31,701	30,116

Funded status at end of year	2,609	1,852
Unrecognized net actuarial loss	—	2,076

Prepaid pension costs	$2,609	$3,928

Prior to adoption of FAS 158 amounts recognized in the statement of condition at September 30, 2006 consisted of:

Prepaid Benefit cost	$3,928

Amounts recognized in accumulated other comprehensive loss at September 30, 2007 consisted of:

Unrecognized actuarial loss	$1,848
Deferred tax asset	750

Net amount recognized in accumulated other comprehensive loss	$1,098

Discount rates of 6.25% and 6.00% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2007 and 2006, respectively. No compensation increases were used as the plan is frozen. The weighted average long-term rate of return on plan assets was 7.75% for fiscal years ended 2007 and 2006. The discount rate, long-term rate of return on plan assets and future compensation increase assumptions for the WSB Plan at the dates of acquisition were 6.0%, 7.0% and 0.0%, respectively, for the year ended September 30, 2005. The accumulated benefit obligation was $29,092 and $28,264 at year end September 30, 2007 and 2006 respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008	$4,910
2009	1,009
2010	1,170
2011	1,287
2012	1,336
2013-2017	8,583

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of the net periodic pension expense were as follows:

	Years ended September 30,
	2007	2006	2005
Service cost	$—	$1,232	$1,291
Interest cost	1,735	1,716	1,606
Expected return on plan assets	(2,285)	(2,209)	(1,789)
Amortization of prior service cost	—	(11)	(11)
Amortization of net transition obligation	—	—	10
Recognized net actuarial loss	55	129	283

Net periodic pension expense (benefit)	$(495)	$857	$1,390

Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2007,

	September 30, 2006	September 30, 2007	Target Allocation 2008
Equity securities	55%	65%	65%
Fixed income	42%	34%	35%
Cash	3%	1%	0%

The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held, and current economic factors. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to optimize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.

There were no pension plan assets consisting of Provident New York Bancorp equity securities (common stock) at September 30, 2007 and at September 30, 2006.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company does not expect to make contributions in 2008.

The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $78, $181 and $172 for the years ended September 30, 2007, 2006 and 2005, respectively. The actuarial present value of the projected benefit obligation was $1,330 and $1,376 at September 30, 2007 and 2006, respectively, and the vested benefit obligation was $1,330 and $1,376 for the same periods, respectively, all of which is unfunded.

(b) Other Postretirement Benefit Plans

The Company’s postretirement plans, which are unfunded, provide optional medical, dental and life insurance benefits to retirees or death benefit payments to beneficiaries of employees covered by the Company and Bank Owned Life Insurance policies. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the cost of postretirement benefits is accrued over the years in which employees provide services to the date of their full eligibility for such benefits. As permitted by SFAS No. 106, the Company has elected to amortize the transition obligation for accumulated benefits to retirees as an expense over a 20-year period. In connection with the implementation of SAB 108 the actuarial present value of payments payable to BOLI covered employees’ beneficiaries were recorded as a liability as of October 1, 2006 in the amount of $394.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Data relating to the postretirement benefit plan follows:

	September 30,
	2007	2006
Change in accumulated postretirement benefit obligation:
Beginning of year	$1,063	$1,363
Adjustment for implementation of SAB 108	394	—
Service cost	19	26
Interest cost	79	60
Actuarial (gain)	(151)	(378)
Plan participants’ contributions	88	27
Amendments	—	38
Benefits paid	(151)	(73)

End of year	$1,341	$1,063

Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	63	47
Plan participants’ contributions	88	27
Benefits paid	(151)	(74)

End of year	$—	$—

Funded status	$1,341	$1,063
Unrecognized net actuarial gain	—	(1,491)
Unrecognized service cost	—	39
Unrecognized transition obligation	—	91

Accumulated post retirement obligation at year end	$1,341	$2,424

The components of the net postretirement (benefit) expense were as follows:

	For years ended September 30,
	2007	2006	2005
Service cost	$19	$26	$74
Interest cost	79	60	116
Amortization of transition obligation	10	10	10
Amortization of prior service cost	7	10	5
Amortization of actuarial gain	(132)	(143)	(48)

Total	$(17)	$(37)	$157

Estimated Future Benefit Payments

The following benefit payments are expected to be paid in future years:

2007	$78
2008	81
2009	86
2010	88
2011	93
2012-2016	531

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Assumptions used for plan	2007	2006
Medical trend rate next year	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%
Discount rate	6.25%	6.00%
Discount rate used to value periodic cost	6.00%	5.75%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.

Prior to adoption of FAS 158 amounts recognized in the statement of condition at September 30, 2006 consisted of:

Accumulated post retirement benefit	$2,424

Amounts recognized in accumulated other comprehensive income at September 30, 2007 consisted of:

Post retirement plan unrecognized gain	$1,510
Post retirement plan unrecognized service cost	(31)
Post retirement unrecognized transition obligation	(81)

Subtotal	1,398
Deferred tax liability	(554)

Net amount recognized in accumulated other comprehensive income	$844

(c) Employee Savings Plan

The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant’s contributions up to a maximum matching contribution of 3% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a profit sharing component which was 3% of eligible compensation, in addition to the matching contributions for 2007. Voluntary matching and profit sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,368, $458, and $493 for the years ended September 30, 2007, 2006 and 2005, respectively.

(d) Employee Stock Ownership Plan

In connection with the Company’s reorganization and initial common stock offering in 1999, Provident Federal established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from the Bank and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which will effectively mature December 31, 2007 and bears interest at the prime rate. The ESOP uses these contributions, any dividends received by the ESOP on unallocated shares and forfeitures beginning in 2007, to make principal and interest payments on the loan.

In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an additional ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service $250 was reversed against expense for the year ended September 30, 2007.

ESOP expense was $2,393 (net of forfeitures), $2,595, and $1,993 for the years ended September 30, 2007, 2006 and 2005, respectively. Through September 30, 2007 and 2006, a cumulative total of 1,520,785 shares and 1,332,958 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (847,983 shares with a cost of $8,221 and a fair value of approximately $11,117 at September 30, 2007 and 1,035,810 shares with a cost of $9,099 and a fair value of approximately $14,170 at September 30, 2006, respectively).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company’s ESOP is funded by two loans, in which approximately 187,700 shares are released each year. The first loan, initiated in connection with the first public offering, will be paid off in December 2007 and will result in the release of 137,800 shares in December 2007. The second loan, initiated in connection with the second step public offering, matures in December 2023 and is expected to result in the release of 49,932 shares annually. For the year ended September 30, 2007, the ESOP expense for the shares released under the first and second loans totaled $1.9 million and $703, respectively. Therefore, the Company expects a substantial decrease in ESOP expense once the first ESOP loan is paid off, and the related shares are fully released in December 2007.

A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $195, $270, and $157 for the years ended September 30, 2007, 2006 and 2005, respectively. Amounts accrued and recorded in other liabilities at September 30, 2007 and 2006 including the defined benefit component were $2.2 million and $2.2 million respectively.

(e) Recognition and Retention Plan

In February 2000, the Company’s stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $2,995 was charged to stockholders’ equity. The awards vested at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. 27,413 shares remain available for future grant. In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value of $12.84 per share $(9,789), was charged to stockholders’ equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2007, 216,300 shares were potentially subject to accelerated vesting. The Company granted an additional 5,000 shares in 2007 at an average grant date fair value of $13.94, vesting 20% each year.

Under the 2004 restricted stock plan, 55,620 shares of authorized but un-issued shares remain available for future grant at September 30, 2007. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $2.0 million, $2.2 million and $1.0 million for the years ended September 30, 2007, 2006 and 2005, respectively. The remaining unearned compensation cost is $4.4 million as of September 30, 2007 and is recorded as a reduction of additional paid in capital. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No.123R the balance of unearned compensation as of October 1, 2006 was transferred to additional paid-in capital. The fair value of the shares awarded, measured as of the grant date continues to be recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A summary of restricted stock award activity under the plan for the year ended September 30, 2007, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2006	505,480	$12.85

Granted	5,000	13.94
Vested	(156,380)	12.84
Forfeited	(13,400)	12.84

Nonvested shares at September 30, 2007	340,700	$12.87

The total fair value of restricted stock vested for fiscal year ended September 30, 2007, 2006 and 2005 was $2.1 million, $2.3 million and $890, respectively. The intrinsic value of shares vested during 2007 was $60.

(f) Stock Option Plan

The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock was reserved for issuance under the Stock Option Plan. In March, 2005, 1,718,300 options were granted. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of Stock appreciation rights. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. As of September 30, 2007 162,600 shares were potentially subject to accelerated vesting. Substantially, all stock options outstanding are expected to vest. Compensation expense related to stock option plans was $1.3 million, $1.1 million and $0 for the years ended September 30, 2007, 2006 and 2005, respectively.

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted average exercise price
Outstanding at September 30, 2006	2,679,963	$9.86

Granted	70,958	13.78
Exercised	(183,320)	5.82
Forfeited	(63,307)	12.56

Outstanding at September 30, 2007	2,504,294	$10.20

The total fair value of stock options vested for fiscal years ended September 30, 2007, 2006 and 2005 was $4.6 million, $4.2 million and $304, respectively. The unrecognized compensation cost associated with stock options was $2.8 million as of September 30, 2007. The intrinsic value of stock options exercised during 2007 was $1.5 million.

At September 30, 2007 and 2006, respectively, there were 464,647 and 401,340 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2007 was $7.4 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2007 and the exercise price, multiplied by the number of in the money options).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A summary of stock options at September 30, 2007 follows:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $5.59	678,634	$3.59	2.4	678,634	$3.59	2.4
$6.09 to $11.85	208,700	10.73	5.0	171,700	10.55	4.5
$12.42 to $13.40	1,616,960	12.91	7.1	983,280	12.92	6.7

	2,504,294	$10.20	5.6	1,833,614	$9.24	4.9

The aggregate intrinsic value of options currently exercisable as of September 30, 2007 was $7.1 million.

The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option granted was $3.07 in 2007, $4.08 in 2006 and $3.07 in 2005. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2007	2006	2005
Risk-free interest rate (1)	4.8%	4.9%	5.0%
Expected term in years	2.9	8.6	7.9
Expected stock price volatility	30%	25%	19%
Dividend yield (2)	1.6%	1.6%	1.4%

(1)	represents the yield on a U.S. Treasury security with a remaining term equal to the expected option term
(2)	represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date

(12) Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income and items of other comprehensive income or loss that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company has reported its comprehensive income in the consolidated statements of changes in stockholders’ equity.

The components of other comprehensive income (loss) are summarized as follows:

	Year ended September 30,
	2007	2006	2005
Net unrealized holding gain (loss) arising during the year on securities available for sale, net of related income tax expense (benefit) of $2,521, $466 and ($5,185), respectively	$3,610	$652	$(7,777)
Reclassification adjustment for net realized losses/ (gains) included in net income, net of related income tax expense (benefit) of $3, $0 and ($148) , respectively	5	—	(221)

	3,615	652	(7,998)

Minimum pension liability adjustment, net of related income tax expense/(benefit) of $48, $75 and ($48)	70	113	(72)

	$3,685	$765	$(8,070)

The Company’s accumulated other comprehensive loss included in stockholders’ equity at September 30, 2007 and 2006 consists of the after-tax net unrealized loss on available for sale securities of $3,917 and $7,532 respectively, minimum pension liability adjustment, after tax, for retirement plans of $0 and $70 at September 30, 2007, and 2006, respectively and the recognition of the funded status of defined benefit plans of $287, after tax, at September 30, 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2007	2006	2005
Net income	$19,627	$20,195	$21,242

Weighted average common shares outstanding for computation of basic EPS(1)	40,783	40,953	43,033
Common-equivalent shares due to the dilutive effect of stock options and RRP awards(2)	484	489	670

Weighted average common shares for computation of diluted EPS	41,267	41,442	43,703

Earnings per common share:
Basic	$0.48	$0.49	$0.49

Diluted	$0.48	$0.49	$0.49

(1)	Excludes unallocated ESOP shares.
(2)	Represents incremental shares computed using the treasury stock method.

As of September 30, 2007 and 2006 there were 1,676,894 and 1,657,080 stock options, respectively, that were considered anti-dilutive for these periods.

(14) Stockholders’ Equity

(a) Regulatory Capital Requirements

OTS regulations require banks to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements.

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

Management believes that, as of September 30, 2007 and 2006 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2007 and 2006, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2007 and 2006.

			OTS requirements
			Minimum capital		Classification as well
	Bank actual		adequacy		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Tangible capital	$212,497	8.1%	$39,578	1.5%	$—	—
Tier 1 (core) capital	212,497	8.1	105,541	4.0	131,926	5.0%
Risk-based capital:
Tier 1	212,497	11.6	—		109,656	6.0
Total	232,886	12.7	146,208	8.0	182,760	10.0

September 30, 2006:
Tangible capital	$208,820	7.8%	$40,080	1.5%	$—	—
Tier 1 (core) capital	208,820	7.8	106,879	4.0	133,599	5.0%
Risk-based capital:
Tier 1	208,820	11.6	—		107,947	6.0
Total	229,193	12.7	143,929	8.0	179,912	10.0

Tangible and Tier 1 capital amounts represent the stockholder’s equity of the Bank, less intangible assets and after-tax net unrealized gains (losses) on securities available for sale and any other disallowed assets, such as deferred income taxes. Total capital represents Tier 1 capital plus the allowance for loan losses up to a maximum amount equal to 1.25% of risk-weighted assets.

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2007	2006
Total GAAP stockholder’s equity (Provident Bank)	$376,013	$373,530
Goodwill and certain intangible assets	(164,870)	(167,035)
Other disallowed assets (deferred income taxes)	(2,850)	(5,207)
Unrealized losses on securities available for sale included in other accumulated comprehensive loss	3,917	7,532
Other Comprehensive Loss	287	—

Tangible, tier 1 core and Tier 1 risk-based capital	212,497	208,820
Allowance for loan losses	20,389	20,373

Total risk-based capital	$232,886	$229,193

(b) Dividend Payments

Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OTS approval. After September 30, 2007 the amount that can be paid to Provident New York Bancorp by Provident Bank is net income in fiscal 2008 for Provident Bank plus $14.4 million. The Bank paid $25 million dividends to Provident New York Bancorp during the year ended September 30, 2007 ($20 million during the year ended September 30, 2006 and $0 million during the year ended September 30, 2005).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

(c) Stock Repurchase Programs

The Company announced its second stock repurchase program in the second quarter of 2005, authorizing the repurchase of 2,200,000 shares of which no shares remain to be purchased. In February 2006, the Company announced its third stock repurchase program, authorizing the purchase of 2,100,000 shares, of which 736,658 shares remain to be purchased as of September 30, 2007. The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2007, was 1,540,471 at a total cost of $20.9 million.

The Company announced its fourth stock repurchase program on August 24, 2007, authorizing the repurchase of 2,000,000 shares, of which all remain to be purchased.

(d) Liquidation Rights

Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OTS regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of Provident Federal as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on December 31 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(15) Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company is a party to off-balance-sheet financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated financial statements. The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance-sheet financial instruments, are summarized as follows:

	September 30,
	2007	2006
Lending-related instruments:
Loan origination commitments	$100,378	$62,147
Unused lines of credit	347,607	362,584
Letters of credit	23,811	20,884

The contractual amounts of loan origination commitments, unused lines of credit and letters of credit represent the Company’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrowers do not meet the contractual payment obligations, and (iii) any collateral or other security proves to be worthless. The contractual amounts of these instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Substantially all of these lending-related instruments have been entered into with customers located in the Company’s primary market area described in Note 5 (“Loans”).

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2007 provide for interest rates ranging principally from 5.63% to 10.99%.

Unused lines of credit are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.

Letters of credit are commitments issued by the Company on behalf of its customer in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are nearly all standby letters of credit and are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of September 30, 2007, the Company had $23,811 in outstanding letters of credit, of which $12,877 were secured by cash collateral.

(16) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2025. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2007 were as follows:

2008	$2,059
2009	1,935
2010	1,661
2011	1,607
2012	1,596
2013 and thereafter	14,906

$23,764

Occupancy and office operations expense includes net rent expense of $1,992 $1,892, and $1,666, for the years ended September 30, 2007, 2006 and 2005, respectively.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.

(17) Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	September 30,
	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$48,891	$48,891	$57,293	$57,293
Securities available for sale	794,997	794,997	951,729	951,729
Securities held to maturity	37,446	37,584	60,987	60,876
Loans	1,617,669	1,606,687	1,460,658	1,462,463
Accrued interest receivable	12,641	12,641	13,228	13,183
FHLB stock	32,801	32,801	33,518	33,518
Financial liabilities:
Deposits	1,713,684	1,714,135	1,729,659	1,727,403
FHLB borrowings	661,242	661,347	682,739	681,972
Mortgage escrow funds	5,982	5,970	4,612	4,603
Accrued interest payable	5,866	5,866	4,112	4,112

The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company’s financial instruments.

(a) Securities

The estimated fair values of securities were based on quoted market prices.

(b) Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. For valuation purposes, the total loan portfolio was segregated into adjustable-rate and fixed-rate categories. Fixed-rate loans were further segmented by type, such as residential mortgage, commercial mortgage, commercial business and consumer loans. Loans were also segmented by maturity dates. Fair values were estimated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the current market rate on loans that are similar with regard to collateral, maturity and the type of borrower. The discounted value of the cash flows was reduced by a credit risk adjustment based on loan categories. Based on the current composition of the Company’s loan portfolio, as well as past experience and current economic conditions and trends, the future cash flows were adjusted by prepayment assumptions that shortened the estimated remaining time to maturity and therefore affected the fair value estimates.

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

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base. Management believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(d) FHLB and Other Borrowings

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2007 and 2006, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(18) Recent Accounting Standards and Interpretations

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain conditions. The Company is currently assessing the financial statement impact of implementing SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans were recorded on the balance sheet at September 30, 2007 (as discussed in Note 1).

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 to require quantification of financial statement misstatements under both the “rollover approach” and the “iron curtain approach”. The “rollover approach” quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The “iron curtain approach” quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006 (see Note 1).

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies that it inherited through certain acquisitions that are associated with employees who are no longer active, which it is currently in the process of evaluating to determine the impact of adoption of Issue 06-04. The Company is currently assessing the financial statement impact of implementing EITF 06-04.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company’s tax reserves. FIN 48 is effective October 1, 2007 for the Company. The Company does not expect that the adoption of FIN 48 will have a material effect on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. The adoption of SFAS 156 did not have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives, or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments,” the provisions of which become effective for the Company in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company began using the Black-Scholes method beginning in fiscal 2006 and recorded an expense of $1.1 million or $0.7 million after tax and the diluted earnings per share impact was $0.02. This impact includes the effect of reload options or forfeitures or options accelerations due to termination or retirement of personnel, the effect of which could not be previously estimated with any degree of certainty.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(19) Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:

	2007	2006
Assets:
Cash	$9,846	$13,077
Loan receivable from ESOP	9,316	10,054
Investment in Provident Bank	376,732	373,734
Non-bank subsidiaries	7,512	6,747
Other assets	2,890	2,932

Total assets	$406,296	$406,544

Liabilities	$1,207	$1,258
Stockholders’ equity	405,089	405,286

Total liabilities and stockholders’ equity	$406,296	$406,544

	Year ended September 30,
	2007	2006	2005
Condensed statements of income
Interest income	$687	$847	$777
Dividends from Provident Bank	25,000	20,000	—
Dividends from non-bank subsidiaries	650	600	—
Non-interest expense	(3,993)	(3,724)	(1,485)
Income tax benefit	1,025	924	232

Income before equity in undistributed earnings of subsidiaries	23,369	18,647	(476)
Equity in undistributed earnings of:
Provident Bank	(3,757)	1,598	21,341
Non-bank subsidiaries	15	(50)	377

Net income	$19,627	$20,195	$21,242

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended September 30,
	2007	2006	2005
Condensed statements of cash flows
Cash flows from operating activities:
Net income	$19,627	$20,195	$21,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of
Provident Bank	3,757	(1,598)	(21,341)
Non-bank subsidiaries	(15)	50	(377)
Other adjustments, net	(3,027)	5,324	(1,377)

Net cash provided by (used in) operating activities	20,342	23,971	(1,853)

Cash flows from investing activities:
Acquisitions	—	2,740	74,593
ESOP loan principal repayments	739	725	711

Net cash provided by investing activities	739	3,465	75,304

Cash flows from financing activities:
Capital contribution to subsidiaries	(750)	(5,390)	(92,549)
Treasury shares purchased	(20,913)	(13,336)	(38,261)
Cash dividends paid	(8,278)	(8,363)	(7,467)
Stock option transactions including RRP	2,986	2,247	103
Other equity transactions	2,643	(61)	541

Net cash used in financing activities	(24,312)	(24,903)	(137,633)

Net increase (decrease) in cash	(3,231)	2,533	(64,182)
Cash at beginning of year	13,077	10,544	74,726

Cash at end of year	$9,846	$13,077	$10,544

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(20) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2007 and 2006:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended September 30, 2007
Interest and dividend income	$37,340	$37,265	$37,986	$39,035
Interest expense	17,644	16,797	15,655	16,792

Net interest income	19,696	20,468	22,331	22,243
Provision for loan losses	400	400	400	600
Non-interest income	5,034	4,905	4,988	4,918
Non-interest expense	17,924	18,571	19,050	19,045

Income before income tax expense	6,406	6,402	7,869	7,516
Income tax expense	1,795	1,970	2,433	2,368

Net income	$4,611	$4,432	$5,436	$5,148

Earnings per common share:
Basic	$0.11	$0.11	$0.13	$0.13
Diluted	0.11	0.11	0.13	0.13

Year ended September 30, 2006
Interest and dividend income	$31,404	$32,742	$34,946	$36,524
Interest expense	10,054	11,739	13,262	15,804

Net interest income	21,350	21,003	21,684	20,720
Provision for loan losses	300	300	300	300
Non-interest income	4,071	3,964	4,361	4,756
Non-interest expense	17,417	18,144	18,041	17,654

Income before income tax expense	7,704	6,523	7,704	7,522
Income tax expense	2,545	2,118	2,143	2,452

Net income	$5,159	$4,405	$5,561	$5,070

Earnings per common share:
Basic	$0.13	$0.11	$0.14	$0.12
Diluted	0.12	0.11	0.13	0.12

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, under the supervision and with the participation of Provident New York Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in Provident New York Bancorp’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2007 that have materially affected or a reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)

Provident New York Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of Provident New York Bancorp’s, including Provident New York Bancorp’s CEO and CFO, Provident New York Bancorp conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of Provident New York Bancorp concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by Crowe Chizek and Company LLC, as stated in their report which is included elsewhere herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The “Proposal I — Election of Directors” section of Provident New York Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2008 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Provident New York Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

Set forth below is certain information as of September 30, 2007, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	2,504,294	$10.20	464,647
Recognition and Retention Plan (1)	340,700	N/A	83,033
Total (2)	2,844,994	$10.20	547,680

(1)	Represents shares that have been granted but have not yet vested.
(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of September 30, 2007 and 2006

(C) Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005

(D) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006, and 2005

(E) Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

(F) Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

3) Exhibits

3.1	Certificate of Incorporation of Provident New York Bancorp[1]

3.2	Bylaws of Provident New York Bancorp, as amended

4	Form of Common Stock Certificate of Provident New York Bancorp[1]

10.1	Employee Stock Ownership Plan2*

10.2	Employment Agreement with George Strayton3*

10.3	Employment Agreement with Daniel Rothstein4*

10.4	Deferred Compensation Agreement, as amended and restated2*

10.5	Supplemental Executive Retirement Plan, as amended2*

10.6	Executive Officer Incentive Program, filed herewith*

10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended2*

10.8	Provident Bank 2000 Stock Option Plan5*

10.9	Provident Bank 2000 Recognition and Retention Plan5*

10.10	Employment Agreement with Paul A. Maisch6*

10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan7*

10.12	Provident Bank Executive Officer Incentive Plan8*

10.13	Employment Agreement with Stephen Dormer9*

10.14	Employment Agreement with Richard Jones10*

14	Code of Ethics[11]

21	Subsidiaries of Registrant

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002

99	Report of Independent Registered Public Accounting Firm (KPMG) dated December 11, 2006[12]

[1]

Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-108795),originally filed with the Commission on September 15, 2003 and amended on October 31, 2003 and November 10, 2003.

[2]

Incorporated by reference to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), originally filed with the Commission on September 17, 1998 and amended on November 6, 1998 and November 12, 1998.

[3]	Incorporated by reference to Exhibit 10.2 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006.
[4]	Incorporated by reference to Exhibit 10.3 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006
[5]	Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc.,(File No. 0-25233), filed with the Commission on January 18, 2000.
[6]	Incorporated by reference to Exhibit 10.10 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006.
[7]	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc.,(File No. 0-25233), filed with the Commission on January 19, 2005.
[8]	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005
[9]	Incorporated by reference to Exhibit 10.2 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006
[10]	Incorporated by reference to Exhibit 10.2 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006
[11]	The Code of Ethics available on Provident Banks website at www.providentbanking.com.
[12]	Incorporated by reference to Item 8 of the Company’s 2007 Form 10-K.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: December 10, 2007	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ George Strayton	By:	/s/ Paul A. Maisch
	George Strayton		Paul A. Maisch
	President, Chief Executive Officer and Director		Executive Vice President
	Principal Executive Officer		Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer
Date:	December 10, 2007	Date:	December 10, 2007

By:	/s/ William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 10, 2007	Date:	December 10, 2007

By:	/s/ Judith Hershaft	By:	/s/ Thomas F. Jauntig, Jr.	By:	/s/ Thomas G. Kahn
	Judith Hershaft		Thomas F. Jauntig, Jr.		Thomas G. Kahn
	Director		Director		Director
Date:	December 10, 2007	Date:	December 10, 2007	Date:	December 10, 2007

By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover	By:	/s/ Donald T. McNelis
	R. Michael Kennedy		Victoria Kossover		Donald T. McNelis
	Director		Director		Director
Date:	December 10, 2007	Date:	December 10, 2007	Date:	December 10, 2007

By:	/s/ Richard A. Nozell	By:	/s/ Carl Rosenstock	By:	/s/ William Sichol Jr.
	Richard A. Nozell		Carl Rosenstock		William Sichol Jr.
	Director		Director		Director
	December 10, 2007		December 10, 2007		December 10, 2007

By:	/s/ Burt Steinberg
Burt Steinberg
Director
Date	December 10, 2007