Form 10-K/A
period 2007-09-30
PROVIDENT NEW YORK BANCORP
filed 2007-12-17
CIK 1070154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      to

Commission file number 0-25233

PROVIDENT NEW YORK BANCORP

(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Offices)	(Zip Code)

(845) 369-8040

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act  Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer – See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

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

PROVIDENT NEW YORK BANCORP

FORM 10-K/A TABLE OF CONTENTS

September 30, 2007

EXPLANATORY NOTE

Provident New York Bancorp is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on December 13, 2007 solely for the purpose of inserting the date of signature included in Part II, Item 8, (A) Report of Management on Internal Control Over Financial Reporting. The conformed date was inadvertently omitted from the original filing. Except as discussed in this Explanatory Note, no other changes have been made to the original filing or the exhibits included therewith.

1

PART II

ITEM 8.     Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting
(C)	Report of Independent Registered Public Accounting Firm — Financial Statements
(D)	Report of KPMG — Prior Independent Registered Public Accounting Firm
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

2

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident New York Bancorp:

The management of Provident New York Bancorp (“the Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2007. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of September 30, 2007. This report appears on the following page.

/s/ George Strayton
By:	George Strayton President and Chief Executive Officer (Principal Executive Officer) December 10, 2007

/s/ Paul Maisch
By:	Paul Maisch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) December 10, 2007

3

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this amendment to its report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: December 14, 2007	By:	/s/ Paul A. Maisch
Paul A. Maisch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

4