Form 10-K/A
period 2007-09-30
PROVIDENT NEW YORK BANCORP
filed 2008-01-28
CIK 1070154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

[Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2007 was $511,864,123.

As of December 7, 2007 there were outstanding 40,461,198 shares of the Registrant’s common stock.]

DOCUMENT INCORPORATED BY REFERENCE

None.

PROVIDENT NEW YORK BANCORP

FORM 10-K/A

for the Fiscal Year Ended September 30, 2007

EXPLANATORY NOTE

Provident New York Bancorp (“Provident” or the “Company”) is filing this Amendment No. 2 (“the Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on December 13, 2007. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below.

The complete text of Items 10, 11, 12, 13, and 14 of Part III is set forth herein, including those portions of the text that have not been amended from the Company’s proxy statement dated January 15 , 2008. Item 15 of Part IV is amended to include a copy of the Company’s bylaws.

The principal changes are highlighted as follows:

Part III

Item 11.	Executive Compensation

•	Information in the “Non-Qualified Deferred Compensation” table and the narrative discussion of the directors’ deferred compensation plan has been revised.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

•	The footnotes to the table have been revised.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

•	Amended and restated bylaws are attached as Exhibit 3.2.

•	Updated certifications from the Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1, 31.2 and 32.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and accompanying information sets forth the names of, and certain information with respect to, each of the directors and executive officers of the Company.

Name	Age	Position with the Company
Dennis L. Coyle	71	Vice Chairman

Stephen G. Dormer	57	Executive Vice President, Strategic Planning and Commercial Lending Officer

William F. Helmer	73	Chairman of the Board

Judith Hershaft	67	Director

Thomas F. Jauntig, Jr.	63	Director

Richard O. Jones	58	Executive Vice President, Business Services

Thomas G. Kahn	65	Director

R. Michael Kennedy	56	Director

Victoria Kossover	52	Director

Paul A. Maisch	52	Executive Vice President, Chief Financial Officer

Donald T. McNelis	75	Director

Richard A. Nozell	74	Director

Carl J. Rosenstock	54	Director

Daniel G. Rothstein	60	Executive Vice President, Chief Risk Officer, General Counsel and Corporate Secretary

William R. Sichol, Jr.	67	Director

Burt Steinberg	62	Director

George Strayton	64	President, Chief Executive Officer and Director

Dennis L. Coyle has served as Vice Chairman of the Board of Directors of Provident Bank since 1994 and Vice Chairman of the Board of Directors of Provident New York Bancorp since its formation in 1999. Mr. Coyle is the owner and President of Denlo Realty Corp., the owner of Dennis L. Coyle Rental Properties, and is formerly the co-owner of the Coyle Insurance Agency, Inc.

Stephen G. Dormer was named Senior Vice President of Provident Bank in 1994 and served as Provident Bank’s Director of Business Development from 1996 until August 2003, when he was appointed Senior Vice President, Strategic Planning and Commercial Lending. Effective January 2005, Mr. Dormer was appointed Executive Vice President, Strategic Planning and Commercial Lending.

William F. Helmer has served as the Chairman of the Board of Directors of Provident Bank since 1994 and Chairman of the Board of Directors of Provident New York Bancorp since its formation in 1999. He has been a director of the Company since 1974. Mr. Helmer is the President of Helmer-Cronin Construction, Inc.

Judith Hershaft has served as a director since 2000. She is the President and Chief Executive Officer of Innovative Plastics Corp., a manufacturer of custom plastic products in Orangeburg, New York. Ms. Hershaft is also the Chairman of Innovative Plastics South Corp. in Tennessee and Innovative Plastics West Corp. in Arizona.

Thomas F. Jauntig, Jr. has served as a director since 2000. He is a retired partner in Korn, Rosenbaum, Phillips & Jauntig LLP, certified public accountants.

Richard O. Jones was appointed Executive Vice President, Business Services in December 2004. Mr. Jones has 30 years of retail banking, operations and sales management experience, starting with Manufacturers Hanover, followed by Chemical Bank and JP Morgan Chase. From 1996 to 2002, Mr. Jones served as Senior Vice President/Regional Manager for the Tri-State (New York-New Jersey-Connecticut) and Texas Regions for JP Morgan Chase. From 2002 to 2004, Mr. Jones served as Senior Vice President, Client Management and Personal Financial Services for JP Morgan Chase.

Thomas G. Kahn has served as a director since 2004. He is President of Kahn Brothers Group, Inc., Kahn Brothers LLC and Kahn Brothers Advisors LLC., all located in New York City. Kahn Brothers LLC is a member of the New York Stock Exchange. Kahn Brothers Advisors LLC is a Registered Investment Advisor with over $800 million of assets under management.

R. Michael Kennedy has served as a director since 2004. Mr. Kennedy is a general partner and manager of various real estate companies, all managed through Kennedy Companies, Inc.

Victoria Kossover has served as a director since 2000. She is a partner in Kossover Law Offices.

Paul A. Maisch has served as Chief Financial Officer of Provident Bank and Provident New York Bancorp since March 2003. Mr. Maisch was named Executive Vice President in January 2006. From 1998 through 2001, Mr. Maisch served as Executive Vice President and Chief Financial Officer of Premier National Bancorp, and had been employed by Premier National Bancorp and its predecessors since 1984.

Donald T. McNelis has served as a director since 1987. Mr. McNelis served as President of St. Thomas Aquinas College in Sparkill, New York from 1974 until his retirement in 1995.

Richard A. Nozell has served as a director since 1990. Mr. Nozell is the owner of Richard Nozell Building Construction and serves as a general building contractor.

Carl J. Rosenstock has served as a director since 2004. Mr. Rosenstock is Secretary-Treasurer of General Sportwear Co., Inc., a manufacturer of children’s apparel.

Daniel G. Rothstein has been employed by Provident Bank since 1983, and was named Executive Vice President in 1989. Mr. Rothstein served as Provident Bank’s Chief Credit Officer and Regulatory Counsel from 1996 until August 2003, when he was appointed Chief Risk Officer. Mr. Rothstein was appointed Corporate Secretary effective January 2004 and was named General Counsel in January 2006.

William R. Sichol, Jr. has served as a director since 1990. Mr. Sichol is a principal of Sichol & Hicks, P.C., a private law firm.

Burt Steinberg has served as a director since 2000. Mr. Steinberg is the Executive Director of and serves as a member of the Board of Directors of The Dress Barn, Inc., a woman’s specialty store retailer.

George Strayton has served as a director since 1991. Mr. Strayton has been employed by Provident Bank since 1982, was named President and Chief Executive Officer of Provident Bank in 1986, and has served as President and Chief Executive Officer of Provident New York Bancorp since its formation in 1999. Mr. Strayton is a director of the Federal Home Loan Bank of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports, Director Nozell filed one late Form 4 to report the sale of 671 shares of common stock from his deferred compensation account. Based on Provident’s review of ownership reports required to be filed for the fiscal year ended September 30, 2007, no other executive officer, director or 10% beneficial owner of Provident’s shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Provident has adopted a Code of Ethics that is applicable to our senior financial officers, including Provident’s principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. The Code of Ethics is available on Provident Bank’s Internet website at www.providentbanking.com under the Investor Relations tab. Amendments to and waivers from the Code of Ethics, as applicable, are disclosed on Provident Bank’s website.

Audit Committee

Provident’s Audit Committee consists of Directors Nozell, who serves as Chairman, Jauntig, Kossover, and Steinberg. The Board determined that Director Jauntig qualifies as an “audit committee financial expert.” Each member of the Audit Committee is independent in accordance with the Nasdaq Marketplace Rules.

Our Board has adopted a written charter for the Audit Committee, which is available on the Company’s Internet website (www.providentbanking.com) under About Us—Investor Relations tab. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for overseeing our accounting and financial reporting processes, including the quarterly review and the annual audit of our consolidated financial statements by the independent registered public accounting firm. In addition, the Audit Committee meets with our internal Chief Auditor to review the results of audits of specific areas on a quarterly basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This Compensation Discussion & Analysis (“CD&A”) is intended to outline, among other things, Provident’s compensation philosophy, objectives and processes. It also sets out our method for decision-making regarding executive compensation and the data and reasoning behind the decisions that are made.

Compensation Philosophy & Guiding Principles

Provident’s executive compensation program is designed to attract, develop and retain experienced, high quality executive officers who are capable of maximizing long term business performance for the benefit of our stockholders. The Executive Compensation Committee (the “Committee”) of Provident’s Board of Directors administers the total compensation program.

The Committee seeks to award executive officers with a total compensation package that is competitive and is aligned with the financial and non-financial business goals supporting Provident’s Brand Values and business strategy.

The executive total compensation program is designed to meet the following high-level objectives:

»	Enable the Company to attract and retain the talent we need to execute our business strategy and retain our position in a highly competitive community bank market.

»	Award a total compensation package that is based on performance and is competitive with our industry peers, but also reflects our structure and strategy.

»	Provide a significant portion of total compensation based on enhancing the Company’s performance relative to short and long-term goals.

»	Motivate and reward our executives for driving our success and providing value for our stockholders.

We accomplish these objectives through an integrated total compensation program which includes the following components:

Component	Objective/Purpose	Target Positioning
Base Salary

»       Attract and retain qualified talent.

»       Provide competitive and fair base compensation to recognize executives’ roles, responsibilities, contributions, experience and performance.

»       Represent fixed compensation that forms the basis of other compensation elements (such as incentive pay).

»       Salaries are targeted to be within the range of market median.

»       Actual salaries and increases reflect executives’ performances, experiences and pay levels relative to internal and external salary relationships.

Annual Cash Incentive

»       Motivate and reward achievement of specific annual performance goals.

»       Provide meaningful “pay-at-risk” that is re-earned each year based on performance.

»       Align total cash compensation and annual performance.

» Competitive awards when performance goals are achieved. » Above market awards for superior performance. » Below market awards when performance goals are not achieved

Equity Compensation

»       Reward executives for driving long-term growth and profitability.

»       Align executives with shareholder interests with stock options, which reward stock price appreciation.

»       Grant restricted stock to help ensure executives have an ownership/equity interest.

»       Enable the Company to attract and retain talent.

» Target awards competitive with industry practice and norms. » Actual awards reflect stock price appreciation.

Benefits and Perquisites	» Enable the Company to attract and retain qualified talent. » Provide insurance and retirement security benefits.	» Competitive with industry practice.

Employment Agreements and Severance/Change in Control Benefits	» Protect the executive and the Company in the event of a termination event. » Retain executives in the event of a change in control.	» Appropriate within industry practice.

Through the combination of these various compensation components, we believe the Company has an effective program, which balances multiple needs and related objectives.

The Committee reviews its philosophy and executive compensation practices annually for alignment with our strategic goals and desired objectives.

Role of the Executive Compensation Committee, Management, and the Compensation Consultant in the Executive Compensation Process

Role of the Executive Compensation Committee

The Committee is responsible for discharging the Board’s responsibilities concerning executive compensation related matters. Four members of the Board, each of whom is independent, serve on the Committee. The Committee meets throughout the year, with four meetings held during fiscal year 2007. The Chairman of the Committee reports on Committee actions at Board meetings.

The Committee reviews all compensation components for Provident’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other three most highly compensated executive officers (collectively, the “Named Executive Officers”). The components are reviewed by element and in the aggregate, including base salary, annual incentive, total cash compensation, long-term incentives/equity, total direct compensation, benefits and perquisites, and total compensation. In addition, the Committee reviews the pay-for-performance relationship and considers all elements in the aggregate as part of the executive’s total compensation package.

The Committee’s major duties and responsibilities are:

•	Establish Provident’s executive compensation philosophy and supporting compensation, benefit and perquisites programs.

•	Evaluate CEO performance and solicit feedback from the CEO on executive officer performance.

•	Review all aspects of the CEO’s pay program; recommend CEO’s base salary changes to the Board.

•	Review all aspects of the pay programs of the executive officers who report to the CEO; recommend executive officer base salary changes to the Board.

•	Award annual cash incentive payments to the executive officers in accordance with the terms of the Executive Officer Incentive Plan.

•	Make recommendations to the Board with regard to incentive, equity and executive benefit plans.

•	Oversee Provident’s compliance with all regulations related to executive compensation.

•	Review and approve all severance and termination arrangements for executive officers.

•	Review and approve the CD&A, as prepared by management.

The Committee has the authority to retain any advisors needed to perform its responsibilities. The Committee also routinely obtains advice and assistance from internal or external legal, human resource, accounting or other experts, advisors, or consultants, as it deems appropriate.

Role of Provident’s Management

Although the Committee and the Board are ultimately responsible for executive compensation, they obtain information and input from management in connection with their decisions.

Below is a summary of the role of Provident’s management in assessing and recommending executive compensation:

•	The CEO and other executive officers propose an annual business plan to be approved by the Board. The Plan forms the basis for the Committee to establish annual incentive targets.

•	The CEO provides a self-assessment of his performance to the Committee for review at the end of each year.

•	The CEO presents executive officer performance summaries and recommendations relating to executive officer compensation to the Committee for ultimate action by the Board.

•	The CEO and Director of Human Resources develop proposals relating to potential changes in compensation programs for review and action by the Committee.

•	The CEO and Director of Human Resources provide the Committee with data necessary to evaluate and implement compensation proposals and programs.

•	The Director of Human Resources provides data and information and serves as advisor to the Committee as needed.

•	The Director of Human Resources works with outside consultants to provide data and information related to the Committee’s needs and objectives.

Role of the Compensation Consultant

The Executive Compensation Committee is responsible for hiring the compensation consultant and advisors used throughout the year for advice on executive compensation. In fiscal year 2007, the Committee hired the compensation consulting firm Pearl Meyer & Partners. The Committee has direct access to the consultant for issues related to executive compensation and benefits. In addition to compensation consultants, the Committee has access to outside legal counsel or other experts as needed.

The compensation consultant conducts periodic comprehensive total compensation studies as well as ongoing updates on market trends and best practices. The Committee requests and utilizes this information as needed to make informed decisions and develop review processes.

The Committee periodically requests consultants and advisors to present findings or provide education regarding best practices and trends in the banking industry related to executive compensation.

The compensation consultant reports directly to the Committee. In the event that the Company seeks the expertise of the consulting firm for assistance with other issues not directly related to executive compensation, the Committee approves such activities.

Compensation Determinations

Compensation Benchmarking

As part of its analysis and decision making process, the Committee assesses competitive market compensation using a number of data sources. The primary data source used in setting a competitive market for the executive officers is the information publicly disclosed by a peer group of companies. The Committee’s consultant selects the peer group to reflect banks of similar asset size and region, the two factors that the Committee believes most directly influence executive compensation in community banks.

The comparable companies are reviewed annually and may be changed from year to year depending on changes in the marketplace, acquisitions, divestitures and the business focus of Provident or comparable companies.

Below is a listing of the peer group used for 2007. This peer group includes 20 institutions in the Northeast reflecting banks generally between $1.5 billion and $5 billion in assets. The objective is to target Provident’s executive compensation at approximately the median of the peer group.

Berkshire Hills Bancorp, Inc.	Lakeland Bancorp, Inc.

Brookline Bancorp, Inc.	Parkvale Financial Corporation

Community Bank System, Inc.	Partners Trust Financial Group, Inc.

Community Banks, Inc.	Sandy Spring Bancorp, Inc.

Dime Community Bancshares, Inc.	Signature Bank

Flushing Financial Corporation	State Bancorp, Inc.

Harleysville National Corporation	Sun Bancorp, Inc.

Hudson Valley Holding Corp.	TrustCo Bank Corp NY

Independent Bank Corp.	U.S.B. Holding Co., Inc.

KNBT Bancorp, Inc.	WSFS Financial Corporation

Proxy data comparisons are based on executives’ roles, rather than rank to ensure a better comparison.

As a secondary source for cash compensation (base salary and incentive), Pearl Meyer & Partners also provides comparative data from other industry surveys and general industry databases. Data is selected that best represent the asset size and region closest to Provident Bank. The consultant’s analysis reviews compensation elements individually and in the aggregate to provide more comprehensive information. This data forms the basis for developing total compensation targets and assessing the effectiveness of the programs.

Compensation Decision Process

In determining compensation for the CEO, the Committee considers the compensation consultant’s analysis, its assessment of the CEO’s performance, and overall Company performance. For all other senior executives, the Committee considers the consultant’s analysis, overall Company performance, and the CEO’s assessment of each executive officer’s performance.

The Committee considers many factors when making decisions about compensation including, but not limited to:

•	The Company’s total compensation philosophy and desired objectives.

•	The Company’s financial performance in terms of the attainment of both annual and long-term goals and objectives.

•	The competitiveness of executive compensation relative to Provident’s defined peers and competitive labor market.

•	The relative appropriateness of each executive’s compensation compared to other executives and the CEO.

•	Overall total compensation and pay mix.

•	Individual performance, experience and the contributions of each executive.

•	Share ownership and alignment with stockholder interests.

•	Desire to manage fixed compensation expenses and focus on performance-based compensation.

The Committee reviews all aspects of compensation to ensure total compensation achieves its desired objectives. The mix of total compensation is designed to provide significant focus on performance incentives, both short-term and long-term. While the Committee does not specify a percentage of annual compensation that is based on performance (short and long-term), it does review executives’ pay relative to the pay mix in the market and generally targets at least 50% of total compensation based on performance.

Compensation Elements

Provident’s total compensation program consists of four main components of compensation.

Base Salary

The purpose of base salary is to provide competitive and fair base salary that recognizes the executives’ roles, responsibilities, contributions, experiences and performance. Base salary represents a fixed element of compensation that reflects executives’ long-term performance and market pay level for the role. Base salaries are targeted to be competitive with the practices of comparable financial institutions in the region. The Committee annually recommends to the Board each executive’s individual pay to reflect individual experience, expertise, performance, and contribution in the role.

The Committee establishes base salary ranges annually based on the competitive analysis conducted by our consultant. The ranges not only reflect competitive market rates (a range around median of peer and survey data) for each role, but also the internal relationships of the executive team members. The market range allows the Committee discretion to target the median while recognizing each executive’s individual contributions, experience and performance.

Base salary increases effective January 2007 considered Provident’s annual merit budget for all employees, as well as each executive’s role and contribution to the Company. As of January 1, 2007, the CEO’s base salary was increased to $475,000, an increase of 5.55% over his prior salary of $450,000.

Other Executive Officers: The Committee also reviews other executives’ compensation and determines salary increases considering performance feedback provided by the CEO, competitive market data, individual contribution and performance relative to individual and company-wide business and financial goals. Overall, the Committee approved salary increases ranging from 5% to 5.5% with an average of 5.2%. The CFO received an additional 5% increase based on external specific market data provided by the compensation consultant.

Annual Cash Incentive Compensation

An integral part of Provident’s total compensation program is the Executive Officer Incentive Plan. The plan is designed to reward executives for business achievements to the extent those achievements contribute measurably to Provident’s attainment of its business goals. The plan is designed to reward for overall Company performance, and does not consider individual contributions. This reflects our goal of creating an executive group that works together as a team for the overall good of the Company. The plan measures Provident’s performance in five areas deemed essential to building and maintaining stockholder value, which are:

»	Quality and Level of Earnings

»	Stock Performance

»	Balance Sheet Management

»	Market Share Growth

»	Risk Management

As part of Provident’s business planning process, the Board of Directors approves an annual business plan at the beginning of each fiscal year. Based on the plan, the CEO provides the Committee with a summary of Company-wide goals and suggested weightings for each performance category. The Committee considers these recommendations and any other factors it deems relevant to determine the weightings for each performance category for the upcoming year. The Committee’s determination is reported to the Board of Directors. For the fiscal year ended September 30, 2007 the weightings were:

Quality and Level of Earnings	30%
Balance Sheet Management	30%
Market Share Growth	15%
Risk Management	15%
Stock Performance	10%

Incentive award targets as a percentage of base salary are reviewed and recommended by the Committee, and approved by the Board of Directors. The percentage target is set to reflect competitive awards for achieving specific performance goals. Actual awards vary based on performance and can range from 50% of target for satisfactory performance relative to performance goals, to 150% of target for outstanding performance.

The target incentive for the CEO in effect for 2007 was 40% of base salary, and was 30% of base salary for the other Named Executive Officers. As a result of the compensation review conducted by Pearl Meyer & Partners for the fiscal year ending September 30, 2008, the Committee recommended and the Board approved an increase of the target award for the CEO to 50% of base salary.

Evaluation of Performance

At the end of the year, the Committee reviews the Company’s performance relative to each of the performance categories and weights defined at the start of the plan year. Each category receives a rating with an associated numerical score: unsatisfactory (1), marginally satisfactory (2), satisfactory (3), above satisfactory (4), or outstanding (5).

Each category’s numerical rating is multiplied by the weight to arrive at a “point score.” The total of the point score is then translated to the following payout matrix to determine the incentive award:

Total Score	Payout Level
Less than 300	0%
300	50%	of Target Incentive
350	75%	of Target Incentive
400	100%	of Target Incentive
425	125%	of Target Incentive
450 or more	150%	of Target Incentive

A summary of the evaluation process, ratings and award payout as determined by the Committee for fiscal year 2007 performance follows.

Quality and Level of Earnings (30%)

This category measures not only absolute earnings levels, but also the consistency of those earnings and, as a result, their contribution to building franchise value. In stressing the quality of earnings, we reflect our belief that short-term tactics and unusual events do not necessarily contribute to building franchise value. Key performance measures in this category include net interest margin and core earnings from banking activities. Efficiency and productivity measures are also included in this category, reflecting management efforts to optimize resources while achieving appropriate overall returns. Core earnings are defined in this context as earnings achieved without giving effect to accounting changes and one-time events. Since broader economic issues affect performance, peer comparisons are also included to establish earnings performance relative to the industry.

Assessment of 2007 performance: Net interest margin was below plan and prior year performance; however, the Committee considered that peer net interest margins had suffered more than Provident’s. The efficiency ratio was 100 basis points better than plan and prior year performance. The Committee also took into account the difficult interest rate environment that existed during fiscal year 2007, including the lack of opportunity to leverage. The Committee judged the performance of this category to be satisfactory relative to industry and peer performance, and rated performance a satisfactory, assigning a numerical rating of three.

Balance Sheet Management (30%)

This category includes measures of asset/liability management, capital management and loan and investment portfolio management. It also includes measures of results in meeting asset and liability targets and achieving appropriate returns. As a result, this category is often the most comprehensive reflection of management effectiveness in both financial decision making and business generation. Performance here, as in other categories, is measured in comparison to peers.

Assessment of 2007 performance: The Committee reviewed the mix of assets, loan to deposit ratio, overall loan growth and deposit retention. Loan to deposit ratio exceeded plan, driven by quality loan growth, but deposits did not meet plan. The Committee reviewed the deposit pricing strategies management employed and the resulting favorable marginal cost of liabilities. The Committee also considered the launch of services and products to support growth in commercial demand deposit accounts. The Committee rated this category above satisfactory, assigning a numerical rating of four.

Market Share Growth (15%)

Market Share is a key expression of franchise value. The measurements in this category reflect both absolute and relative performance in maintaining or improving market share. While there are limitations in the data behind these measures, the Committee considers that the measures used (performance relative to peers, trends, and actual versus plan) are, generally, the best available for each category, and those most widely accepted.

Assessment of 2007 performance: The Committee acknowledged the significant increase in loans and Provident’s ranking as the number one small business lender in our primary market area, and the number two position in market share in deposits in our primary market area. The Committee again noted the disciplined pricing maintained by management in maintaining its balance sheet and judged the rating in this area to be above satisfactory, with a numerical rating of four.

Risk Management (15%)

Risk management is a discipline fundamental to all activities within the Company. This category measures management’s effectiveness across all risk categories. The measures reflect outside assessments of risk as well as internal evaluations.

Assessment of 2007 performance: The Committee considered the various elements of risk including credit, liquidity, operational, capital and interest rate. All risk levels were within guidelines and actively monitored. The Committee also considered the results of internal and external audits. It granted an outstanding rating for this category with a rating of five.

Stock Performance (10%)

This category provides a number of measures of the performance of Provident’s stock over the course of the plan period. While absolute EPS growth is a key measure, this section also provides EPS measures in comparison to analyst expectations and peer group performance. These measures provide context for evaluating management effectiveness in improving market capitalization and are considered in the context of industry and stock market performance. The lower weight for this factor reflects the limited influence management has on stock price over the short term as well as our belief that stock performance incentives are better addressed through long-term incentives, stock grants and options.

Assessment of 2007 performance: The total return on the Company’s stock for the fiscal year was—2.8%. Indices to which the Company is a member ranged from -5.4 to -10.2%. The Company’s P/E ratio exceeded peer averages and its earnings per share of 48 cents was in line with analyst expectations and only one cent below the prior year. Although net income per share was below plan, the Committee judged overall performance to be above satisfactory given the interest and economic environment that existed during 2007 and gave it a rating of four.

Overall Incentive Award Determination

As a result of the rankings and weightings, the total score was 385. The score intervals and corresponding percentage of target are as follows:

Performance Category	Weight	Rating	Score
Quality and Level of earnings	30%	3	90
Balance Sheet Management	30%	4	120
Market Share Growth	15%	4	60
Risk Management	15%	5	75
Stock Performance	10%	4	40

Total			385

The score of 385 was between 350 (75% award payout) and 400 (100% payout). As a result, the cash incentive award was determined to be 75% of target. The Committee chose not to interpolate between scores.

The incentive target was 40% for the CEO and 30% for each of the other Named Executive Officers. Thus the CEO was awarded an incentive bonus of 30% of the average base salary in effect for the 2007 fiscal year, and each other Named Executive Officer received 22.5%.

Stock Based Compensation

Another key element of executive total compensation is the Company’s equity based plans, which are the Provident Bank 2000 Stock Option Plan (the “2000 Plan”) and the Provident Bancorp, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), collectively referred to as “the Plans.” The purpose of the Plans is to provide long-term incentives that align executives with stockholder interests and the long-term interests of the Company. Stock is also a critical element to attract and retain highly qualified officers. Stock options align executives with stockholder interests by rewarding for stock price appreciation while restricted stock ensures an “ownership” interest.

The disinterested members of the Committee administer the Plans and are responsible for awarding any of three types of equity linked awards to eligible individuals – stock options, stock appreciation rights and restricted stock in accordance with the terms of the Plans.

No awards were granted in fiscal year 2007 since executives retain a significant equity interest through initial awards granted in 2005. The awards granted in 2005 provide a five-year vesting period (20% per year) for stock options and a ten-year term. The Committee believes the 2005 awards continue to focus executives on stockholder interests and provides significant focus on the long-term performance of the Company. The Committee retains the ability to provide additional grants at its discretion, and in accordance with plan limits.

Benefits

Provident sponsors a variety of benefit plans for all employees, in which the executives also participate. These benefits include the Provident Bank Employee Stock Ownership Plan, a 401(k) Plan, the Provident Bank Defined Benefit Pension Plan (for which benefit accruals have been frozen), life insurance and health and welfare benefits.

Provident also provides certain executive benefits and perquisites that are designed to provide benefits to executives to address tax code limitations. Provident’s policy on benefits has been to provide benefits consistent with market practice.

Additional benefits and perquisites provided for executives include:

Supplemental Retirement Benefits

Provident provides certain executives with supplemental retirement benefits to make up for benefits that would otherwise be payable if specified tax code limitations did not apply. In addition, employees who serve as directors may defer receipt of all or a portion of the incentive compensation paid to him or her in the person’s capacity as an employee during the year under a non-qualified deferred compensation plan for directors.

Insurance

Provident provides certain executives with supplemental long-term disability insurance, long term care insurance, and life insurance. The Committee believes that these insurance benefits are generally important to address market practices and attract and retain qualified employees.

Perquisites

Provident does not provide significant perquisites or personal benefits to its executives. Certain executives may receive a company automobile and membership at a country club. These perquisites are in keeping with customary practice and support our business goals.

Other Matters

Impact of Accounting and Tax on the Form of Compensation

The Committee takes into account the various tax and accounting implications of compensation and benefit vehicles utilized by the Company.

-	The Committee considers the impact of the Statement of Financial Accounting Standard No. 123R, (SFAS No. 123R), on Provident’s use of equity incentives. Provident expenses all grants in accordance with this requirement.

-	Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deduction for compensation paid to Named Executive Officers to $1,000,000. This deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and regulations promulgated thereunder, including certain performance-based compensation that has been approved by the stockholders. Our stockholders have approved the 2000 Plan and the 2004 Plan, which are designed to allow the deduction as an expense on behalf of the Company for income realized by the participant on the exercise of the options.

-	For 2007, executive officers at Provident did not receive compensation that exceeded the deductibility limits of Section 162(m). However, we have in the past and may in the future award compensation that is not fully deductible under the Code, when we view such compensation as consistent with our compensation policies and in the best interests of Provident and its stockholders.

Adjustment or Recovery of Awards

Under Section 304 of The Sarbanes-Oxley Act of 2002, if Provident New York Bancorp is required to restate its financial statements due to material non-compliance with any financial reporting requirements based upon a judicial determination of misconduct, the CEO and the CFO must reimburse Provident for:

-	Any bonus or other incentive- based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document.

-	Any profits realized from the sale of securities of Provident securities during those 12 months.

Consideration of Prior Amounts Realized

In furtherance of Provident’s strategy of emphasizing rewards for future superior performance, prior compensation outcomes, including stock compensation gains, are generally not considered in setting future compensation levels.

Stock Ownership Guidelines and Hedging Policies

Provident does not currently have formal stock ownership guidelines in place, but does encourage executive officers to own shares by providing significant equity opportunities through stock options and restricted stock.

Employment Agreements

Provident provides employment agreements to all Named Executive Officers. For a discussion of their terms, see “Employment Agreements and Potential Payments upon Termination or a Change in Control.”

Executive Compensation Committee Report

The Executive Compensation Committee evaluates and establishes compensation for executive officers. Although management has the primary responsibility for Provident’s financial statements and reporting process, including the disclosure of the CD&A, the Committee has reviewed the CD&A with management and is satisfied it represents the philosophy, intent, and actions of the Committee with regard to executive compensation. We recommend to the Board of Directors that the CD&A be included in the proxy statement for filing with the Securities and Exchange Commission.

Burt Steinberg, Chair

Dennis L. Coyle

William F. Helmer

Donald T. McNelis

Executive Compensation

Summary Compensation Table. The following table sets forth for the year ended September 30, 2007 certain information regarding total remuneration paid to our Chief Executive Officer, Chief Financial Officer, and to our other three most highly compensated executive officers. We refer to these executive officers in this Proxy as the “Named Executive Officers.”

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non Qualified Deferred Compensation Earnings($) (h)	All Other Compensation ($) (i)	Total ($) (j)
George Strayton, President and CEO	2007	$468,750	—	$359,520	$302,049	(1)	$140,625	$124,544	$209,431	$1,604,919

Daniel G. Rothstein, EVP General Counsel	2007	$241,625	—	$133,536	$36,960		$54,366	$55,195	$94,557	$616,239

Richard O. Jones, EVP Business Services	2007	$220,250	—	$25,680	$36,960		$49,556	$2,351	$85,399	$420,196

Stephen G. Dormer, EVP Strategic Planning	2007	$218,250	—	$115,560	$36,960		$49,106	$15,396	$73,846	$509,118

Paul A. Maisch, EVP Chief Financial Officer	2007	$215,750	—	$71,904	79,591	(2)	$48,544	$1,763	$71,261	$488,813

Column Notes:

(c)	The figures shown for salary represent amounts earned for the fiscal year.
(e)	Represents the compensation cost recognized for the fiscal year in connection with restricted stock of Provident granted to the Named Executive Officer, regardless of the year of grant and calculated in accordance with Statement of Financial Accounting Standards 123R for financial statement purposes. The market value on the date of the grant was $12.84 per share. See Item 8 of Provident’s Annual Report on Form 10-K for the year ended September 30, 2007 at page 83 for detail of valuation assumptions. This amount does not reflect the value of dividends paid on unvested restricted stock, which is included in the Summary Table under “All Other Compensation.”

(f)	Represents the compensation cost recognized for the fiscal year for options to purchase shares of Provident common stock outstanding to the Named Executive Officers, regardless of the year of grant and calculated in accordance with FAS 123R for financial statement purposes. The 2004 Stock Awards are expensed at the fair market value (FMV) of $3.08. See Item 8 of Provident’s Annual Report on Form 10-K for the year ended September 30, 2007 at pages 84-5 for detail of valuation assumptions.
(1)	Includes reload grants for Mr. Strayton expensed at the following: 42,699 at $2.876 and 20,466 at $3.3405 in fiscal year 2007 in accordance with options issued under the plan.
(2)	Includes the reload grant of 3,930 shares for Mr. Maisch expensed at $3.85 in fiscal year 2007 and the 2000 grant for Mr. Maisch of 10,000 shares (20% annual vesting) at $2.75 in accordance with options issued under the 2000 Plan.
(g)	The figures shown for non-equity incentive plan compensation represent the amounts earned and paid for the fiscal year. The amounts earned expressed as a percent of 2007 salary were as follows: Mr. Strayton 30%, and Messrs. Rothstein, Dormer, Jones and Maisch, 22.50%.
(h)	Represents the actuarial increase in the present value of the Named Executive Officer’s benefits under the Defined Benefit Pension Plan and the Supplemental Executive Retirement Plan.
(i)	The amounts listed under the column entitled “All Other Compensation” in the “Summary Compensation Table” above include Provident’s contributions to the 401(k) plan, the ESOP, the SERP, the out of pocket cost to Provident for certain group life, health and disability insurance, long term health care insurance, and dividends earned on restricted stock that are listed in the table below.

ALL OTHER COMPENSATION

Name (a)	401(k) Plan ($) (b)	Profit Sharing ($) (c)	Employee Stock Ownership Plan ($) (d)	Supplemental Executive Retirement Plan ($) (e)	Disability Insurance ($) (f)	Life Insurance ($) (g)	Long-Term Care Insurance ($) (h)	Restricted Stock Plan Dividends ($) (i)	Perquisites ($) (j)	Total ($) (k)
George Strayton	$6,750	$12,528	$34,505	$59,554	$14,895	$44,372	$6,126	$19,600	$11,101	$209,431

Daniel G. Rothstein	$6,852	$7,836	$34,505	$7,800	$5,952	$17,670	$6,662	$7,280		$94,557

Richard O. Jones	$7,385	$7,140	$34,505	$3,386	$285	$27,456	$3,842	$1,400		$85,399

Stephen G. Dormer	$6,841	$7,077	$34,505	$2,978	$3,983	$7,247	$4,915	$6,300		$73,846

Paul A. Maisch	$7,060	$6,970	$34,505	$876	$1,252	$15,188	$1,490	$3,920		$71,261

(j)	Total perquisites for Messrs. Rothstein, Jones, Dormer and Maisch did not exceed $10,000. Perquisites for Mr. Strayton included the use of a company automobile and a country club membership.

As discussed below under “Employment Agreements and Potential Payments upon Termination or a Change in Control,” we provide employment agreements to each of the Named Executive Officers.

Grants of Plan-Based Awards

The following table sets forth for the year ended September 30, 2007 certain information regarding non-equity incentive plan compensation for the Named Executive Officers.

		Estimated Future Payouts Under Non Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)

George Strayton	—	$93,750	$187,500	$281,250	—	—	—	—	—	—	—
	6/1/2007	—	—	—	—	—	—	—	42,699	$13.76	$122,802
	8/6/2007	—	—	—	—	—	—	—	20,466	$13.33	$68,367

Daniel G. Rothstein	—	$36,243	$72,487	$108,731	—	—	—	—	—	—	—

Richard O. Jones	—	$33,037	$66,075	$99,112	—	—	—	—	—	—	—

Stephen G. Dormer	—	$32,737	$65,475	$98,212	—	—	—	—	—	—	—

Paul A. Maisch	—	$32,362	$64,725	$97,087	—	—	—	—	—	—	—
	12/27/2006	—	—	—	—	—	—	—	3,930	$15.66	$15,131

Column Notes:

(c – e)	All awards in the above table were potential annual cash bonus amounts payable pursuant to Provident’s Executive Officer Incentive Plan. The maximum cash incentive payment that could be earned for the year ended September 30, 2007 was an amount equal to 60% of base salary in the case of Mr. Strayton, and 45% for Messrs. Rothstein, Dormer, Jones and Maisch.
(c)	Threshold refers to the amount that would be paid if actual performance only met the minimum level set in the plan to be eligible for payment.
(d)	Target refers to the amount that would be paid if the actual performance met target levels.
(e)	Maximum refers to the maximum possible payment under the plan.
(i)	No stock options or shares of restricted stock were awarded in 2007 under Provident’s 2004 Plan. Under the 2004 Plan, the Compensation Committee may grant awards of stock options, restricted stock and/or stock appreciation rights to certain key officers, employees and directors of the Company or its subsidiaries.
(j)	The values represent the reload grants under the 2000 Plan.
(k)	The values represent the exercise price of the option awards.
(l)	The values represent the Black Scholes grant date fair value of each equity award computed in accordance with Statement of Financial Accounting Standards 123R for financial statement purposes. See item 8 of Provident’s Annual Report on Form 10-K for the year ended September 30, 2007 at page 85 for detail of valuation assumptions.

During the last fiscal year, no outstanding option or other equity-based award was repriced or otherwise materially modified.

Executive Officer Incentive Plan

Please see CD&A section titled “Annual Cash Incentive Compensation” for a description of the material terms of the Executive Officer Incentive Plan.

2000 Stock Option Plan and 2004 Stock Incentive Plan

Provident’s stockholders approved the Provident Bank 2000 Stock Option Plan (the “2000 Plan”) in February 2000. A total of 1,712,640 shares of authorized but un-issued common stock were reserved for issuance under the 2000 Plan, although Provident may also fund option exercises using treasury shares. Under the terms of the 2004 Stock Incentive Plan (the “2004 Plan”), a total of 1,997,300 shares of authorized but un-issued common stock were reserved for issuance under the 2004 Plan. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances in accordance with the terms of either the 2000 Plan or the 2004 Plan may be entitled to accelerate the vesting of individual awards. As of September 30, 2007, 162,600 shares were potentially subject to accelerated vesting.

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information regarding stock awards and stock options outstanding at September 30, 2007, whether granted in 2007 or earlier.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2007

	OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
George Strayton	205,942	(3)	—		—	$3.497	2/22/2010	70,000	$917,700	—	—
	9,417	(4)	—		—	$10.610	2/22/2010	—	—	—	—
	42,699	(4)	—		—	$13.760	2/22/2010	—	—	—	—
	20,466	(4)	—		—	$13.330	2/22/2010	—	—	—	—
	108,000	(1)	72,000	(1)	—	$12.840	3/10/2015	—	—	—	—

Daniel G. Rothstein	23,014	(4)	—		—	$6.536	2/22/2010	26,000	$340,860	—	—
	14,727	(4)	—		—	$11.040	2/22/2010	—	—	—	—
	36,000	(1)	24,000	(1)	—	$12.840	3/10/2015	—	—	—	—

Richard O. Jones	36,000	(1)	24,000	(1)	—	$12.840	3/10/2015	5,000	$65,550	—	—

Stephen G. Dormer	57,717	(3)	—		—	$3.497	2/22/2010	22,500	$294,975	—	—
	8,837	(4)	—		—	$5.570	2/22/2010	—	—	—	—
	36,000	(1)	24,000	(1)	—	$12.840	3/10/2015	—	—	—	—

Paul A. Maisch	35,314	(2)	10,000	(2)	—	$11.850	3/25/2014	14,000	$183,540	—	—
	36,000	(1)	24,000	(1)	—	$12.840	3/10/2015	—	—	—	—
	3,930	(4)	—		—	$15.660	3/25/2014	—	—	—	—

Column Notes:

(b) & (c)

(1)	Stock options granted pursuant to the 2004 Plan vest in five equal annual installments commencing on March 10, 2005.
(2)	Stock options granted pursuant to the 2000 Plan vest in five equal annual installments commencing on March 24, 2004.
(3)	Stock options granted pursuant to the 2000 Plan vested in five equal annual installments commencing on February 22, 2000.
(4)	Represents the reload options received upon the exercise of stock options granted under the 2000 Plan when previously owned shares of common stock were utilized to pay the option exercise price.
(g)	Stock award granted pursuant to the 2004 Plan. The shares vested 10% on September 30, 2005, 20% on each of September 30, 2006 and September 30, 2007, will vest 20% on each of September 30, 2008 and September 30, 2009, and 10% on March 31, 2010.
(h)	Based on Provident’s closing stock price on September 28, 2007 of $13.11.

The following table presents options exercised and vesting of stock awards in 2007 for Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED FOR THE YEAR ENDED 9/30/07

	Option Awards			Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)		Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
George Strayton	10,000	$123,029	(1)	28,000	$367,080
	69,440	$555,656	(2)
	40,000	$393,316	(3)
Daniel G. Rothstein				10,400	$136,344
Richard O. Jones				2,000	$26,220
Stephen G. Dormer				9,000	$117,990
Paul A. Maisch	4,686	$17,854	(4)	5,600	$73,416

Column Notes:
(c)	(1) Amount reflects the net profit made from a purchase and sale exercise of 10,000 shares at grant price $3.4971 and selling price $15.80.

(2)    For new shares acquired at $13.76 by exercising 69,440 shares, (27 shares at $3.50, 9,706 at $4.79, 11,261 at $4.75, 19,026 at $5.25, 15,304 at $6.53 and 14,116 at $7.08) by an exchange of 29,057 shares already owned.

(3) For new shares acquired at $13.33 by exercising 40,000 shares, at a grant price of $3.50, by an exchange of 10,493 shares already owned.
(4) For new shares acquired at $15.66 by exercising 4,686 shares, at a grant price of $11.85, by an exchange of 3,545 shares already owned.
(e)	Calculated by multiplying the number of vested shares times the market price per share ($13.11) on the date of vesting - 9/30/07.

Provident Bank Defined Benefit Pension Plan

The Defined Benefit Plan is a tax-qualified defined benefit pension plan. The plan was frozen to new participants effective September 30, 2006, and no additional benefit accruals have been earned under the plan since that date.

The normal retirement benefit is a single life annuity (with amounts payable to a participant during the participant’s lifetime only) or, for a married participant, a joint and survivor annuity (where, upon the participant’s death, the participant’s spouse is entitled to receive, for the remainder of the spouse’s lifetime, a benefit equal to 50% of the amount paid during the participant’s lifetime). Benefits may be paid in various other annuity forms or, if a participant has completed 20 years of service and has attained age 55 or greater, as a lump sum. Under the Defined Benefit Plan, normal retirement age is the later of a participant’s 65th birthday and the fifth anniversary of the participant’s participation in the plan.

The normal retirement benefit is payable monthly and calculated, effective October 1, 1994, as an amount equal (on an annualized basis) to the sum of (A) 1.6% of a participant’s “average annual compensation” multiplied by the participant’s years of service (up to 35 years), and (B) 0.5% of the amount by which a participant’s average annual compensation exceeds “covered compensation” (the average of the taxable wage base for the 35 calendar years preceding the participant’s social security retirement age), multiplied by a participant’s years of service (up to 35 years). If a participant would be entitled to a greater amount under a method for calculating normal retirement benefits in effect prior to October 1, 1994, however, then the prior method of calculation will apply instead. The amount of the annual benefit that may be accrued by a participant under the Defined Benefit Plan is subject to a cap imposed under the Internal Revenue Code (“Code”).

A participant’s “average annual compensation” is generally the average of the participant’s annual compensation over the five consecutive calendar years (out of the last ten) in which his or her compensation was the highest. Compensation earned after December 31, 2006 is disregarded, however. A participant’s “compensation” includes wages and salary, but excludes commissions and bonuses where paid to a participant with a title of vice president or higher. The amount of annual compensation that may be taken into account for purposes of calculating benefits is subject to a cap under Code Section 401(a)(17), which was $210,000 in 2005.

Employees with ten years of service may retire as early as age 55, but generally with a reduction from normal retirement benefits. Benefits will not be reduced, however, for a participant who is 62 or older and has completed at least 20 years of service.

As of September 30, 2007, Messrs. Strayton, Rothstein and Dormer are ages 63, 60 and 57 and have been credited with 24, 24 and 12 years of service, respectively. Thus, they are eligible to retire under the early retirement benefit provisions of the Defined Benefit Plan and, in the case of Mr. Strayton, without any reduction in benefits.

For purposes of determining eligibility for early retirement benefits under the Defined Benefit Plan, a participant is credited with a year of eligibility service for each year in which a participant has performed at least 1,000 hours of eligibility service. Provident does not have a standing policy regarding service credit for employment under acquired companies whose plans were merged into the Defined Benefit Plan. Provident’s practice has been not to grant such credit. Benefits accrued under the plans of those prior employers are generally determined in accordance with the terms of those prior plans. However for purposes of plan participation, early retirement eligibility and vesting credit is given for years of service under employment of acquired companies. None of the Named Executive Officers has received any extra credit under the Defined Benefit Plan for service to employers other than Provident Bank.

Provident contributes each year to the Defined Benefit Plan an amount that is at least equal to the actuarially determined minimum funding requirements in accordance with ERISA and the Code. For the plan year ended September 30, 2007 no contribution was required.

Pension Benefits

The following table sets forth information regarding the actuarial present value of benefits accrued by the Named Executive Officers under the Provident Bank Defined Benefit Pension Plan (the “Defined Benefit Plan”) and the defined benefit portion of Provident Bank’s Supplemental Executive Retirement Plan (the “SERP”) as of September 30, 2007.

Name (a)	Plan (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(1)	Payments During the Last Fiscal Year ($) (e)
George Strayton	Defined Benefit Plan	24	$1,014,851	0
	SERP	24	$888,901	0

Daniel G. Rothstein	Defined Benefit Plan	24	$817,285	0
	SERP	24	$26,414	0

Stephen G. Dormer	Defined Benefit Plan	12	$235,341	0

Richard O. Jones	Defined Benefit Plan	2	$35,943	0

Paul A. Maisch	Defined Benefit Plan	3	$26,950	0

(1)	For purposes of calculating the present value of the Named Executive Officer’s accrued benefits, the following valuation methodology and assumptions were used:
•	Mortality table: 1983 Group Annuitant Mortality table for males and the 1983 Group Annuitant Mortality table for females.
•	Discount rate = 7%

Supplemental Executive Retirement Plan (Defined Benefit Component)

Provident maintains the SERP, a non-qualified supplemental retirement benefits plan. The purpose of the SERP is to make up for benefits that would otherwise be payable under the Defined Benefit Plan, the Provident Bank 401(k) Plan and the Provident Bank Employee Stock Ownership Plan if the Code limitations did not apply.

A participant in the SERP who has accrued benefits in the Defined Benefit Plan is eligible for a retirement benefit (a “supplemental retirement benefit”) generally equal to the difference between (a) the annual benefit the executive would have received under the Defined Benefit Plan if the amount of benefits were computed without giving effect to the limitations under the Code and (b) the annual benefit actually payable to the executive under the terms of the Defined Benefit Plan. For purposes of calculating the amount of supplemental retirement benefits payable to a participant, a participant’s compensation also includes any deferred compensation or fees payable to the participant as an officer or a director of Provident.

Supplemental retirement benefits under the SERP are generally payable at the time and in the form elected by a participant in accordance with the terms of the SERP. If the participant fails to designate a time of payment, the payment will be made upon the participant’s separation from service from Provident. If the participant fails to designate a form of payment, the payment will be made in ten annual installments beginning on the first business day of the year following the participant’s separation from service, with each installment equaling the quotient of the amount of accrued and unpaid supplemental retirement benefits divided by the number of installments remaining. For “specified employees” under Code Section 409A, however, payments upon a separation from service cannot be made before the seventh month following separation from service and must be delayed until then. Amounts accrued as supplemental retirement benefits (to the extent unpaid) are deemed to accrue interest each year at the one-year Treasury rate for the first auction in January of the year.

Supplemental Executive Retirement Plan (Defined Contribution Component)

The SERP provides for “supplemental 401(k) benefits” and “supplemental ESOP benefits” to compensate executives for benefits that would otherwise be payable due to Code limitations under the Provident Bank Retirement Savings Plan (the “401(k) Plan”) and the Provident Bank Employee Stock Ownership Plan (the “ESOP”).

In the case of supplemental 401(k) benefits, amounts are payable only to the same extent that a participant is vested in his or her benefits under the 401(k) plan. The time and form of payment of supplemental 401(k) benefits and supplemental ESOP benefits, as well as the measure for calculating interest on accrued benefits, is generally determined in the same manner as for supplemental retirement benefits (see “Defined Benefit Component”). Supplemental 401(k) benefits and supplemental ESOP benefits are generally paid in cash. If, however, Provident has established a trust permitted to hold company common stock, a participant may elect (with the approval of the Executive Compensation Committee) to be paid supplemental ESOP benefits in whole shares of company common stock, with fractional shares distributed in an equivalent amount in cash. It is Provident’s current policy not to fund the rabbi trust with Company common stock.

All obligations arising under the SERP (including the supplemental retirement benefits described under “Pension Benefits”) are payable from the general assets of Provident, although Provident has established a rabbi trust to help pay benefits under the SERP. The assets of the trust are at all times subject to the claims of Provident’s general creditors.

The following table sets forth information regarding amounts accrued by the Named Executive Officers as of September 30, 2007 under each defined contribution or other plan of Provident that provides for the deferral of compensation on a non tax-qualified basis.

NON-QUALIFIED DEFERRED COMPENSATION

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)(1)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(2)
George Strayton	$—	$59,554	$13,786	$—	$1,405,844
Daniel G. Rothstein	$—	$7,800	$6,138	$—	$134,171
Richard O. Jones	$—	$3,386	$127	$—	$3,513
Stephen G. Dormer	$—	$2,978	$2,296	$—	$50,189
Paul A. Maisch	$—	$876	$107	$—	$2,503

(1)	The amounts reported in this column are also reported in the Summary Compensation Table for the last fiscal year.
(2)	A portion of each amount listed in this column was previously reported in the “Summary Compensation Table” under the “All Other Compensation” column. The following amounts were reported:

Mr. Strayton -	$270,876
Mr. Rothstein -	$48,674
Mr. Dormer -	$17,550
Mr. Maisch -	$1,452

For Mr. Strayton, the amount also includes a balance of $750,902 held in the Director’s Deferred Compensation Plan, not previously reported.

Employment Agreements and Potential Payments upon Termination or Change in Control

We provide employment agreements to each of the Named Executive Officers. The agreements have an initial term of three years (for Messrs. Strayton and Rothstein), two years for Messrs. Dormer and Maisch, and one year for Mr. Jones. The agreements automatically renew daily unless notice is provided. If notice of non-renewal is provided, then the term of the agreement continues until the scheduled expiration date, unless an earlier termination date is agreed upon. The agreements automatically end on the last day of the calendar month in which Mr. Strayton reaches age 68 and Messrs. Rothstein, Dormer, Maisch and Jones reach age 65.

Under the agreements, each Named Executive Officer receives a base salary. The base salary is reviewed at least annually and may be increased, but not decreased without the executive’s prior written consent. For each calendar year beginning after a change in control (as defined below) of Provident Bank or Provident New York Bancorp, the Named Executive Officers’ annual salaries will be increased by a formula set forth in the agreements.

In addition to an annual salary, each Named Executive Officer is entitled to participate in the Company’s bonus and incentive compensation programs, equity compensation programs, retirement plans, and group life, health, dental and disability plans. Additionally, Mr. Strayton is entitled to reimbursement for membership in certain clubs, and is provided with an automobile. During fiscal year 2007, Mr. Strayton discontinued using a Company owned automobile. Gross up provisions for “excess parachute payments” under Internal Revenue Code Section 280G are provided for Messrs. Strayton and Rothstein only.

Pursuant to their employment agreements, Provident may terminate the Named Executive Officers’ employment at any time for “cause,” in which event the executives would have no right to receive compensation or other benefits for any period after termination.

Termination for “cause” may occur when an executive performs dishonest acts intended to benefit the executive personally, repeatedly fails to perform his duties and responsibilities, or is convicted of a serious crime.

In certain circumstances, the Named Executive Officers are entitled to severance pay. These circumstances include: (1) the executive’s voluntary resignation within one year following a demotion in title or duties, notice of non-renewal or change in control; (2) Provident’s termination of employment for any reason other than for cause; or (3) total and permanent disability.

The definition of change in control differs depending on whether or not payment under the agreement is deferred compensation subject to Code Section 409A.

When payments are not subject to Code Section 409A, a change in control includes:

•	a change in control of a nature that would be required to be reported in response to Item 5.01(a) of the current report on Form 8-K; or

•	a change in control of the Bank or the Company within the meaning of the Home Owners’ Loan Act, as amended, and applicable rules and regulations promulgated thereunder; or

•

certain other events involving the acquisition or potential acquisition of substantial amounts of the Company’s stock, significant changes in the composition of the Board, or events relating to fundamental changes where the Company is not the surviving institution.

Where the payments are subject to the deferred compensation restrictions under Code Section 409A, a change in control includes:

•	a change in the ownership of Provident Bank or the Company;

•	a change in the effective control of Provident Bank or the Company; or

•	a change in the ownership of a substantial portion of the assets of Provident Bank or the Company.

Under any of those circumstances, the executive’s severance package includes:

•

lump sum payments in the amount of the executive’s present value of salary for the remaining unexpired term of agreement (for three years in the event of a change in control for Messrs. Strayton, Rothstein, Dormer and Maisch; Mr. Jones receives two years in the event of a change in control) offset by any disability payments;

•

continuation of life, health and disability insurance benefits for the remaining unexpired term of agreement (for three years in the event of a change in control for Messrs. Strayton, Rothstein, Dormer and Maisch; Mr. Jones receives two years in the event of a change in control);

•	continued health insurance for the executive and spouse for their remaining lifetimes (Mr. Strayton only);

•	payments relating to Provident Bank’s Defined Benefit Pension Plan, 401(k) Plan, Employee Stock Ownership Plan and Supplemental Executive Retirement Plan;

•

lump sum payments calculated by multiplying the average of prior years’ incentive compensation earned by a specified number (Messrs. Strayton and Rothstein are entitled to lump sum payments equal to three times the average of the prior three years’ incentive compensation earned; Messrs. Dormer and Maisch are entitled to lump sum payment equal to two times the average of the prior two years’ incentive compensation earned; and Mr. Jones is entitled to a lump sum payments equal to one times the average of the prior year’s incentive compensation earned);

•

vesting of stock options in accordance with the terms of the plan under which they were granted, except if employment follows a change in control, then all stock or stock-based awards will be fully vested; and

•

reimbursement in the event the executive is subject to an excise tax on payments made under the agreement in connection with a change in control or if severance benefits are reduced due to any regulatory restrictions (Messrs. Strayton and Rothstein only.)

Notwithstanding the foregoing, to the extent required by regulations or interpretations of the Office of Thrift Supervision, all severance payments under the Agreement will be reduced so that the amount does not exceed three times the executive’s average annual compensation over the most recent five taxable years. Furthermore, to the extent necessary to comply with Internal Revenue Code Section 409A, the payment of severance benefits to Messrs. Strayton, Rothstein, Dormer, Maisch and Jones may be delayed six months.

In the event that the Named Executive Officer’s employment terminates on account of death, voluntary resignation without good reason, or retirement, Provident must pay the executive his earned but unpaid salary as of the date of termination, and provide benefits to which he is entitled as a former employee under Provident’s employee benefit plans and programs and compensation plans and programs.

Each agreement provides that, for a period of one year following the date of his termination of employment, the Named Executive Officers shall not compete with Provident Bank except in the event of a change in control. These provisions can be waived with the written consent of the Company. Additionally, the agreements provide that the Named Executive Officers must reasonably cooperate with Provident in the event that litigation is brought against Provident or its subsidiaries (provided that the litigation is not between the executive and Provident). No duration is specified for the cooperation provision. All payments and benefits to the Named Executive Officers are subject to their compliance with these non-solicitation, non-competition, and cooperation provisions of their employment agreements.

The amounts payable by Provident to each executive officer in the event of termination, death or disability, or retirement, are set out in the following chart assuming the event occurred on September 28, 2007:

GEORGE STRAYTON, PRESIDENT AND CEO

Event (a)	Base Salary ($) (b)	Incentive Compensation ($) (c)	Early Vesting of Stock Awards ($) (d)	Early Vesting of Stock Options ($) (e)	ESOP ($) (f)	401k ($) (g)	SERP ($) (h)	Medical ($) (i)	Exec Life ($) (j)	Estimated Gross up Excise Tax Payment (k)	Total ($) (l)
Termination - Change in Control	$1,482,771	$330,175	$917,700	$19,440	$68,658	$37,536	$165,589	$141,210	$161,558	$1,283,245	$4,607,882

Termination With Bank Liability / Disability	$1,320,726	$330,175	$917,700	$9,720	$68,658	$37,536	$165,589	$141,210	$161,558	—	$3,152,872

Termination Without Bank Liability - For Cause or Voluntary Resignation	—	—	—	—	—	—	—	—	—	—	$0

Death	—	—	$917,700	$9,720	—	—	—	—	—	—	$927,420

Retirement	—	—	$917,700	$9,720	—	—	—	—	—	—	$927,420

OTHER EXECUTIVE OFFICERS

Event (a)	Base Salary ($) (b)	Incentive Compensation ($) (c)	Early Vesting of Stock Awards ($) (d)	Early Vesting of Stock Options ($) (e)	ESOP ($) (f)	401k ($) (g)	SERP ($) (h)	Medical ($) (i)	Exec Life ($) (j)	Estimated Gross up Excise Tax Payment (k)	Total ($) (l)
Termination - Change in Control
Daniel G. Rothstein	$763,237	$115,916	$340,860	$6,480	$68,658	$37,536	$21,688	$14,546	$64,336	$634,356	$2,067,613
Richard O. Jones	$462,136	$49,556	$65,550	$6,480	$61,552	$25,643	$6,433	$23,681	$63,423	—	$764,454
Stephen G. Dormer	$689,879	$75,044	$294,975	$6,480	$68,658	$37,536	$8,280	$37,326	$26,386	—	$1,244,564
Paul A. Maisch	$689,879	$73,231	$183,540	$19,080	$68,658	$37,536	$2,435	$37,326	$55,300	—	$1,166,985

Termination With Bank Liability / Disability
Daniel G. Rothstein	$679,826	$115,916	$340,860	$3,240	$68,658	$37,536	$21,688	$14,546	$64,336	—	$1,346,606
Richard O. Jones	$217,076	$49,556	$0	$0	$33,588	$13,141	$3,296	$11,277	$30,202	—	$358,136
Stephen G. Dormer	$419,788	$75,044	$294,975	$3,240	$61,552	$25,643	$5,656	$23,681	$16,741	—	$926,320
Paul A. Maisch	$419,788	$73,231	$0	$0	$61,552	$25,643	$1,664	$23,681	$35,084	—	$640,643

Termination Without Bank Liability - For Cause or Voluntary Resignation	—	—	—	—	—	—	—	—	—	—	$0

Death
Daniel G. Rothstein	—	—	$340,860	$3,240	—	—	—	—	—	—	$344,100
Richard O. Jones	—	—	$65,550	$3,240	—	—	—	—	—	—	$68,790
Stephen G. Dormer	—	—	$294,975	$3,240	—	—	—	—	—	—	$298,215
Paul A. Maisch	—	—	$183,540	$15,840	—	—	—	—	—	—	$199,380

Retirement
Daniel G. Rothstein	—	—	$340,860	$3,240	—	—	—	—	—	—	$344,100
Richard O. Jones	—	—	$0	$0	—	—	—	—	—	—	$0
Stephen G. Dormer	—	—	$294,975	$3,240	—	—	—	—	—	—	$298,215
Paul A. Maisch	—	—	$0	$0	—	—	—	—	—	—	$0

Column Notes:

(a)	Termination with Bank Liability/Disability refers to a termination other than a change in control with Bank liability or in the event of the disability of the employee.
(b)	The amount represents the present value of base salary at a 5% discount rate that the officers would have earned for 12-36 months, pursuant to each executive’s employment agreement under a Change in Control or termination with bank liability/disability. For Mr. Strayton and Mr. Rothstein, the value represents 36 months. For Mr. Dormer and Mr. Maisch, the value represents 36 months for Change in Control and 24 months for termination with bank liability/disability, pursuant to their agreements. For Mr. Jones, the value is for 12 months due to termination with bank liability and 24 months under Change in Control pursuant to his employment agreement.
(c)	For Mr. Strayton and Mr. Rothstein, the value represents the lump sum amount equal to the average of the prior three years’ bonus amounts earned under the incentive plan pursuant to their employment agreements. For Mr. Dormer and Mr. Maisch, the value is based on a lump sum amount equal to the average of the prior two years’ bonus amounts earned. For Mr. Jones, the value is based on the amount equal to one times the prior year’s incentive. In each case, the calculations are pursuant to the executive’s employment agreement.
(d)	All outstanding unvested shares of restricted stock would become vested pursuant to the plan upon (i) Change in Control, (ii) death or disability, and (iii) upon retirement, except for Mr. Jones and Mr. Maisch, who will not be eligible for early vesting under retirement. The amount shown represents the value of the unvested restricted stock award held by the executive based on the closing stock price on 9/30/2007 of $13.11 per share.
(e)	All outstanding unvested stock options would become vested pursuant to the plan upon Change in Control. In the event of death, disability, or retirement, the portion of the stock scheduled to vest in the calendar year of termination and in the following calendar year will be immediately vested. Mr. Jones and Mr. Maisch will not be eligible for early vesting under retirement. The amount represents the “in the money” value of the options based on the closing stock price on 9/30/2007 of $13.11.
(f)	The amount represents the present value of ESOP contributions that the officers would have earned for 12-36 months under a Change in Control or termination with bank liability/disability. For Mr. Strayton and Mr. Rothstein, the value represents 36 months. For Mr. Dormer and Mr. Maisch, the value represents 36 months for a Change in Control and 24 months for termination with bank liability/disability. For Mr. Jones, the value is for 12 months due to termination with bank liability/disability and 24 months under Change in Control.
(g)	The amount represents the present value of 401(k) match and profit sharing contributions that the officers would have earned for 12-36 months under a Change in Control or termination with bank liability/disability. For Mr. Strayton and Mr. Rothstein, the value represents 36 months. For Mr. Dormer and Mr. Maisch, the value represents 36 months for a Change in Control and 24 months for termination with bank liability/disability. For Mr. Jones, the value is for 12 months due to termination with bank liability/disability and 24 months under Change in Control.
(h)	The amount represents a present value of the lump sum SERP contributions that the officers would have earned for 12-36 months under a Change in Control or termination with bank liability/disability. For Mr. Strayton and Mr. Rothstein, the value represents 3 times the amount received for the year ending 9/30/2007. For Mr. Dormer and Mr. Maisch, the value represents 3 times the amount received for the year ending 9/30/2007 under a Change in Control and 2 times the amount received for the year ending 9/30/2007 under termination with bank liability/disability. For Mr. Jones, the value represents 2 times the amount received for the year ending 9/30/2007 under a Change in Control and 1 times the amount received for the year ending 9/30/2007 under termination with bank liability/disability.
(i)	The amount represents 12-36 months of medical group health coverage with premiums shared by the bank and the executive. The executive is responsible for 30% of the premium. Premium cost increases of 10% per year have been included. The amount for Mr. Strayton and Mr. Rothstein represents 36 months. For Mr. Strayton, the amount also includes the present value of the employer paid lifetime medical insurance for him and his spouse, assuming 25 year life expectancy. The amount for Mr. Dormer and Mr. Maisch represents 36 months under Change in Control and 24 months for termination with bank liability/disability. The amount for Mr. Jones represents 24 months under Change in Control and 12 months for termination with bank liability/disability.
(j)	The amount represents 12-36 months of executive life insurance coverage. Premium cost increases of 10% per year have been included. The amount for Mr. Strayton and Mr. Rothstein represents 36 months. The amount for Mr. Dormer and Mr. Maisch represents 36 months under Change in Control and 24 months for termination with bank liability/disability. The amount for Mr. Jones represents 24 months under Change in Control and 12 months for termination with bank liability/disability.
(k)	This severance payment is subject to the Code Section 280G which limits the amount of “termination payments” that can be paid in connection with a change in control to 2.99 times the executive’s “base amount.” The “base amount” amount is the average of the past five completed taxable years’ Form W2 compensation “from Box 1 of Form W2.” Exceeding this limit will cause the executive to pay a 20% excise tax on any excess parachute payment. The employment agreements in effect for Mr. Strayton and Mr. Rothstein provide that Provident will indemnify them for the 20% Federal excise tax.

Compensation of Directors

DIRECTOR COMPENSATION

FISCAL YEAR 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Values and Non Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William Helmer - Chairman	$112,000	$80,635		$28,398		—	—	$4,396	$225,429
Dennis Coyle	$58,000	$80,635		$28,398		—	—	$4,396	$171,429
Judith Hershaft	$45,000	$43,656		$28,398		—	—	$2,380	$119,434
Thomas Jauntig	$46,750	$43,656		$28,398		—	—	$2,380	$121,184
Thomas Kahn	$41,500			$28,398		—	—	—	$69,898
Michael Kennedy	$51,500			$28,398		—	—	—	$79,898
Victoria Kossover	$46,000			$28,398		—	—	—	$74,398
Donald McNelis	$45,500	$80,635		$33,204	(1)	—	—	$4,396	$163,735
Richard Nozell	$46,750	$80,635		$28,398		—	—	$4,396	$160,179
Carl Rosenstock	$52,000			$28,398		—	—	—	$80,398
William Sichol	$38,000	$80,635		$28,398		—	—	$4,396	$151,429
Burt Steinberg	$47,250	$43,656		$28,398		—	—	$2,380	$121,684
F. Gary Zeh	$6,000	$282,223	(2)	$56,795	(2)	—	—	$2,198	$347,216

Column Notes:

(c)	Represents the compensation cost recognized for the fiscal year in connection with restricted stock of Provident granted to the director, regardless of the year of grant and calculated in accordance with Statement of Financial Accounting Standards 123R for financial statement purposes. The market value on the date of the grant was $12.84 per share. See Item 8 of Provident’s Annual Report on Form 10-K for the year ended September 30, 2007 at page 83 for detail of valuation assumptions.
(d)	Represents the compensation cost recognized for the fiscal year for options to purchase shares of Provident common stock outstanding, regardless of the year of grant and calculated in accordance with FAS 123R for financial statement purposes. The 2004 Stock Awards are expensed at the fair market value (FMV) of $3.08. See Item 8 of Provident’s Annual Report on Form 10-K for the year ended September 30, 2007 at pages 84-5 for detail of valuation assumptions.
(c) & (d) (2)	Includes amounts from accelerated vesting of Stock Awards and Option Awards due to the retirement of Mr. Zeh on 2/15/07.
(d) (1)	Includes the reload grant of 1,406 at $13.78 from the exercise of 5,542 shares on 8/20/07, computed in accordance with FAS 123R at grant date FMV $3.4187.
(g)	Dividends paid during Fiscal Year 2007 on unvested shares of restricted stock

The following table represents the outstanding equity awards and options for each director as of fiscal year end September 30, 2007:

OUTSTANDING EQUITY AWARDS AND OPTIONS

AS OF SEPTEMBER 30, 2007

	Option Awards	Stock Awards (RRPs)
Name (a)	Underlying Unexercised Options (#) (b)	Number of Shares of Stock that have not Vested (#) (c)
William Helmer - Chairman	91,047	15,700
Dennis Coyle	64,133	15,700
Judith Hershaft	94,855	8,500
Thomas Jauntig	94,855	8,500
Thomas Kahn	46,100	—
Michael Kennedy	46,100	—
Victoria Kossover	46,100	—
Donald McNelis	72,770	15,700
Richard Nozell	89,855	15,700
Carl Rosenstock	46,100	—
William Sichol	94,855	15,700
Burt Steinberg	94,845	8,500
F. Gary Zeh	81,787	—

Table Note: F. Gary Zeh retired as director as of 2/15/07.

Director Compensation

Fees. Directors of Provident Bank receive an annual retainer fee of $24,000. Chairman Helmer receives a retainer fee of $80,000. Directors also receive a fee of $1,000 per board meeting attended and $500 per committee meeting attended. The chairman of each committee (with the exception of Chairman Helmer) receives an additional $2,000 per year. Directors who are also employees of the Company are not eligible to receive any fees for their service as a director.

Deferred Compensation Agreements. Provident has entered into non-qualified deferred compensation agreements for the benefit of each of its directors who elect to defer all or a portion of their board fees earned during a calendar year. The deferred compensation agreements provide that a director who is also an employee may defer receipt of all or a portion of the incentive compensation paid to him or her in the person’s capacity as an employee during the year. Subject to some limitations imposed by established law, rules, and procedures, each director may express to the Committee appointed to administer the agreement a preference as to how the director’s deferral account should be invested. A portion of each director’s deferral account may be invested in phantom shares of common stock.

When a director reaches age 75, the director’s account is generally paid to him or her in quarterly installments continuing for five years. Amounts deferred as phantom shares of common stock will be distributed as shares of common stock for Messrs. McNelis, Sichol and Strayton. A director may ask to receive distributions from his or her account prior to age 75, or that such distributions be paid over a longer period of time of not more than ten years. In the event of the director’s death, the account would be paid to the director’s designated beneficiary in the same manner as it would otherwise have been paid to the director, if living, commencing in the first calendar quarter after death. A director may also request an early distribution from his or her account in the event the director suffers a hardship. The granting of a hardship distribution is within the sole discretion of the Board and any hardship distribution is limited to the amount reasonably necessary to meet the hardship. Upon a change in control, a director may elect to have any phantom shares of common stock distributed in cash.

All obligations arising under the deferred compensation agreements are payable from Provident’s general assets; however, Provident has established a rabbi trust to help ensure that sufficient assets will be available to pay the benefits under the deferred compensation agreements. The investments under the deferred compensation agreements, as well as the distributions to the participating directors, are handled by an independent trustee, which holds and accumulates the assets set aside to pay the benefits under the agreements.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee consists of Directors Steinberg, who serves as Chairman, Helmer, Coyle, and McNelis, each of whom is “independent” in accordance with the Nasdaq Marketplace Rules. No member of the Executive Compensation Committee during the fiscal year ended September 30, 2007, or currently, was an employee or officer or former employee or officer of the Company or any of its subsidiaries.

The Executive Compensation Committee is responsible for recommending increases in the salary of the President and CEO to the Board of Directors. The Committee is also responsible for recommending for approval all executive officer salaries for our executive officers based on recommendations from our President and CEO. The Committee also determines annual cash incentive payments to the CEO and other executive officers in accordance with the terms of the Executive Officer Incentive Plan. Determinations with respect to grants under stock benefit plans are made by the Committee, excluding any director who is not considered “disinterested” for purposes of Section 162(m) of the Internal Revenue Code. Mr. Coyle does not qualify as disinterested under Section 162(m).

Provident Bank leases one of its branch offices from Director Dennis L. Coyle. The lease calls for monthly rental payments, which totaled approximately $50,000 for the last fiscal year, with annual increases of $1,440 per year until maturity on April 30, 2009. In addition, the Bank is responsible for 4/9 of all real estate taxes and certain common charges associated with the property. During the fiscal year ended September 30, 2007, these additional amounts were $14,854. Provident Bank has an option to renew the lease for five years at a rent to be agreed upon.

Provident has established policies for review, approval or ratification of transactions with related persons, as discussed below in “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Provident does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

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

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Company and the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of December 24, 2007, certain information with respect to the shares of common stock beneficially owned by (i) stockholders known to the Company to own more than 5% of the outstanding shares of common stock, (ii) each of the Company’s directors and Named Executive Officers, and (iii) all of the Company’s executive officers and directors as a group.

Name(1)	Amount of Shares Owned and Nature of Beneficial Ownership(2)		Percent of Shares Of Common Stock Outstanding(3)
Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401	3,525,199	(4)	8.8%
Provident New York Bancorp Employee Stock Ownership Plan 400 Rella Boulevard Montebello, NY 10901	2,077,037	(5)	5.2	%(5)
Dennis L. Coyle	495,671		1.2%
Stephen G. Dormer	206,397		*
William F. Helmer	467,560		1.1%
Judith Hershaft	177,545		*
Thomas F. Jauntig, Jr.	118,673		*
Richard O. Jones	46,605		*
Thomas G. Kahn	1,184,449	(6)	2.9%
R. Michael Kennedy	146,565		*
Victoria Kossover	32,014		*
Paul A. Maisch	141,587		*
Donald T. McNelis	256,352		*
Richard A. Nozell	180,133		*
Carl J. Rosenstock	102,522		*
Daniel G. Rothstein	371,867		*
William R. Sichol, Jr.	270,597		*
Burt Steinberg	219,059		*
George Strayton	897,513		2.2%
All Directors and Executive Officers as a Group (17)	5,315,109		12.8%

Column Notes:

*	Less than 1%
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of any shares of common stock over which he has sole or shared voting or investment power, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. This includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	This column includes the following number of shares that can be acquired pursuant to stock options exercisable within 60 days of December 24, 2007:

Mr. Coyle (45,693);	Mr. Dormer (102,554);	Mr. Helmer (72,607);
Ms. Hershaft (76,415);	Mr. Jauntig (76,415);	Mr. Jones (36,000);
Ms. Kossover (27,660);	Mr. Kahn (27,660)	Mr. Kennedy (27,660);
Mr. Maisch (75,244);	Mr. McNelis (54,330);	Mr. Nozell (71,415);
Mr. Rosenstock (27,660);	Mr. Rothstein (73,741);	Mr. Sichol, Jr. (76,415);
Mr. Steinberg (76,405);	Mr. Strayton (386,524);
All directors and executive officers as a group (1,334,398).

This column also includes the following number of shares that have been deferred pursuant to a non-qualified deferred compensation plan as of December 24, 2007:

Mr. McNelis (71,622);	Mr. Nozell (4,699);	Mr. Sichol, Jr. (49,947);
Mr. Strayton (52,394);
All directors and executive officers as a group (178,662).

(3)	As of December 24, 2007 Provident New York Bancorp had 40,125,457 shares of common stock outstanding.
(4)	Based on a schedule 13-F filed with the SEC as of September 30, 2007.
(5)	Includes shares owned by executive officers of Provident New York Bancorp.
(6)	Also includes 977,279 shares held by Kahn Brothers Group, Inc., 18,055 shares held as custodian and 6,872 shares held as trustee. Mr. Kahn disclaims beneficial ownership of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons

A number of our directors and officers and certain business organizations associated with them have been customers of our banking subsidiary. During the year ended September 30, 2007, all extensions of credit to these persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

Provident Bank leases one of its branch offices from Director Dennis L. Coyle. The lease calls for monthly rental payments, which totaled approximately $50,000 for the last fiscal year, with annual increases of $1,440 per year until maturity on April 30, 2009. In addition, the Bank is responsible for 4/9 of all real estate taxes and certain common charges associated with the property. During the fiscal year ended September 30, 2007, these additional amounts were $14,854. Provident Bank has an option to renew the lease for five years at a rent to be agreed upon.

During the year ended September 30, 2007, $444,633 in legal fees were paid to the law firm of Freeman & Loftus, RLLP for services rendered on behalf of Provident New York Bancorp and Provident Bank, the majority of which are fees paid by borrowers in the ordinary course of business for loans originated by Provident Bank. Director William R. Sichol is the brother-in-law of a partner of that law firm.

We have adopted written policies to implement the requirements of Regulation O of the Federal Reserve Board, which restricts the extension of credit to directors and executive officers and their related interests. Regulation O is made applicable to Provident Bank by provisions of the Home Owners’ Loan Act and the Regulations of the Office of Thrift Supervision. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the board of directors of Provident Bank.

Consistent with the Company’s Code of Ethics, proposed transactions with Related Persons are disclosed to the Corporate Governance Committee of the Board of Directors, which must approve such transactions to the extent required under the Code of Ethics. The director or executive officer is required to disclose all non-privileged information the person has, and thereafter may not partake in any decision-making process. The Corporate Governance Committee evaluates the transaction, and may approve, reject, or set other conditions in its discretion. To qualify for approval, a transaction must be on the same terms, conditions, and costs as would be reasonable if entered into with an unrelated third party. In the case of a proposed transaction with or related to a director, the Corporate Governance Committee will also consider the effect, if any, the transaction would have on the independence of the director.

Director Independence

The Board of Directors has determined that each of Provident’s directors, with the exception of Messrs. Strayton and Sichol, is “independent” as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Marketplace Rules. In reaching these determinations, the Board considers any extensions of credit by Provident Bank to a director and a director’s other interests. The Board considered the lease transaction between Director Dennis L. Coyle and Provident Bank, discussed above in “Transactions with Certain Related Persons,” and determined that Mr. Coyle qualifies as “independent.” Payments under this lease totaled approximately $65,000 for the fiscal year ended September 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed to us by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Chizek and Company LLC in connection with statutory and regulatory filings and engagements was $412,250 during the fiscal year ended September 30, 2007. The aggregate fees billed to us by KPMG LLP for professional services rendered by KPMG LLP for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that were normally provided by KPMG LLP in connection with statutory and regulatory filings and engagements was $745,000 during the fiscal year ended September 30, 2006.

Audit Related Fees. There were no aggregate fees billed to us by Crowe Chizek and Company LLC for assurance and related services rendered by Crowe Chizek and Company LLC that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” during the fiscal year ended September 30, 2007. The aggregate fees billed to us by KPMG LLP for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, was $95,000 during the fiscal year ended September 30, 2006.

Tax Fees. The aggregate fees billed to us by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for tax consultations and tax compliance was $146,000 during the fiscal year ended September 30, 2007. The aggregate fees billed to us by KPMG LLP for professional services rendered by KPMG LLP for tax consultations and tax compliance was $101,000 during the fiscal year ended September 30, 2006.

All Other Fees. There were no fees billed to us by Crowe Chizek and Company LLC during the fiscal year ended September 30, 2007 that are not described above. There were no fees billed to us by KPMG LLP during the fiscal year ended September 30, 2006 that are not described above.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by an independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the fiscal years ended September 30, 2007, and 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) (3) Exhibits

3.2	Bylaws of Provident New York Bancorp, as amended

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this amendment to its report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: January 25, 2008	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Provident New York Bancorp, Inc.

Form 10-K/A

for the Fiscal Year Ended September 30, 2007

3.2	Bylaws of Provident New York Bancorp, as amended

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002