Form 10-Q
period 2007-12-31
PROVIDENT NEW YORK BANCORP
filed 2008-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of January 31, 2008
$0.01 per share	40,155,905

PROVIDENT NEW YORK BANCORP

QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(Dollars in thousands, except per share data

	Dec. 31, 2007	Sep. 30, 2007
ASSETS
Cash and due from banks	$43,231	$47,291
Securities (including $549,721 and $563,030 pledged as collateral for borrowings and deposits in December 31, 2007 and September 30, 2007, respectively:
Available for sale, at fair value (note 6)	780,714	794,997
Held to maturity, at amortized cost (fair value of $35,474 and $37,584 in December 31, 2007 and September 30, 2007, respectively)(note 6)	35,573	37,446

Total Securities	816,287	832,443

Loans (notes 4 and 5):
One to four family residential mortgage loans	500,172	500,825
Commercial real estate, commercial business and construction loans	909,404	895,233
Consumer loans	245,861	242,000
Allowance for loan losses	(20,325)	(20,389)

Total loans, net	1,635,112	1,617,669

Federal Home Loan Bank (“FHLB”) stock, at cost	33,949	32,801
Accrued interest receivable	10,896	12,641
Premises and equipment, net	31,338	30,079
Goodwill	161,154	161,154
Core deposit and other intangible assets	10,324	11,041
Bank owned life insurance	41,252	40,818
Deferred income taxes, net	6,769	4,330
Other assets	9,030	11,832

Total assets	$2,799,342	$2,802,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 7)	$1,672,538	$1,713,684
FHLB and other borrowings (including repurchase agreements of $204,906 and $205,073 in December 31, 2007 and September 30, 2007, respectively) (note 8)	686,508	661,242
Mortgage escrow funds	13,543	5,982
Other	24,830	16,102

Total Liabilities	2,397,419	2,397,010

STOCKHOLDERS’ EQUITY (note 2):
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 40,125,457 shares and 41,230,618 shares outstanding at December 31, 2007 and September 30, 2007, respectively)	459	459
Additional paid-in capital	350,220	348,734
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(8,010)	(8,221)
Treasury stock, at cost (5,804,095 shares and 4,698,934 shares at December 31, 2007 and September 30, 2007, respectively)	(71,222)	(57,422)
Retained Earnings	129,287	125,743
Accumulated other comprehensive income (loss), net of taxes (notes 6 and 11)	1,189	(4,204)

Total stockholders’ equity	401,923	405,089

Total liabilities and stockholders’ equity	$2,799,342	$2,802,099

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share data

	For the Three Months Ended December 31,
	2007	2006
Interest and dividend income:
Loans	$28,631	$26,289
Securities	9,550	10,501
Other earning assets	664	550

Total interest and dividend income	38,845	37,340

Interest expense:
Deposits	8,923	9,140
Borrowings	7,548	8,504

Total interest expense	16,471	17,644

Net interest income	22,374	19,696
Provision for loan losses (note 5)	700	400

Net interest income after provision for loan losses	21,674	19,296

Non-interest income:
Deposit fees and service charges	3,022	2,845
Title insurance fees	269	266
Bank owned life insurance	434	774
Investment management fees	763	622
Other	471	527

Total non-interest income	4,959	5,034

Non-interest expense:
Compensation and employee benefits (note 11)	8,630	7,808
Stock –based compensation plans (note 2)	996	1,376
Occupancy and office operations	2,925	2,833
Advertising and promotion	867	884
Professional fees	883	989
Data and check processing	573	651
Amortization of intangible assets	690	803
ATM/debit card expense	501	443
Other	2,057	2,137

Total non-interest expense	18,122	17,924

Income before income tax expense	8,511	6,406
Income tax expense (note 12)	2,617	1,795

Net Income	$5,894	$4,611

Weighted average common shares:
Basic	39,469,995	41,168,880
Diluted	39,805,026	41,861,538
Per common share: (note 9)
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2007	41,230,618	$459	$348,734	$(8,221)	$(57,422)	$125,743	$(4,204)	$405,089
Net income	—	—	—	—	—	5,894	—	5,894
Other comprehensive income	—	—	—	—	—	—	5,393	5,393
Total comprehensive income	—	—	—	—	—	—	—	11,287
Deferred compensation transactions	—	—	9	—	—	—	—	9
Stock option transactions, net	10,659	—	679	—	115	(32)	—	762
ESOP shares allocated or committed to be released for allocation ( 46,735 shares)	—	—	380	211	—	—	—	591
RRP Awards	1,000	—	(13)	—	11	2	—	—
Vesting of RRP Awards	—	—	431	—	—	—	—	431
Purchase of treasury shares	(1,116,820)	—	—	—	(13,926)	—	—	(13,926)
Cash dividends paid ($0.06 per common share)	—	—	—	—	—	(2,320)	—	(2,320)

Balance at December 31, 2007	40,125,457	$459	$350,220	$(8,010)	$(71,222)	$129,287	$1,189	$401,923

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	5,894	$4,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	400
Depreciation and amortization of premises and equipment	1,175	1,312
Amortization of intangibles	717	803
Gain on sales of fixed assets	—	213
Net amortization of premiums and discounts on securities	(79)	408
Amortization of premiums on borrowings (includes calls on borrowings)	250	287
ESOP and RRP expense	1,035	1,315
ESOP forfeitures	(293)	(250)
Stock option compensation expense	256	301
Originations of loans held for sale	—	(4,233)
Proceeds from sales of loans held for sale	—	248
Increase in cash surrender value of bank owned life insurance	(434)	(240)
Deferred income tax benefit	(6,202)	(5,803)
Net changes in accrued interest receivable and payable	1,762	1,623
Other adjustments (principally net changes in other assets and other liabilities)	10,744	4,765

Net cash provided by operating activities	15,525	5,760

Cash flows from investing activities:
Purchases of securities:
Available for sale	(61,278)	(12,897)
Held to maturity	(1,252)	(2,440)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	84,756	85,215
Held to maturity	3,113	6,665
Loan originations	(151,224)	(136,802)
Loan principal payments	133,895	103,680
(Purchase) sale of FHLB stock (net)	(1,148)	2,664
Purchases of premises and equipment	(2,434)	(1,330)
Proceeds from sale of premises	—	1,470
Other investing activities	—	17

Net cash provided by investing activities	4,428	46,242

Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	(35,641)	(37,875)
Net increase (decrease) in time deposits	(5,500)	34,413
Net increase (decrease) in borrowings	25,016	(59,489)
Net increase in mortgage escrow funds	7,561	6,821
Treasury shares purchased	(13,926)	—
Stock option transactions	508	97
Other stock-based compensation transactions	289	10
Cash dividends paid	(2,320)	(1,945)

Net cash used in financing activities	(24,013)	(57,968)

Net decrease in cash and cash equivalents	(4,060)	(5,966)
Cash and cash equivalents at beginning of period	47,291	57,293

Cash and cash equivalents at end of period	43,231	$51,327

Supplemental information:
Interest payments	16,454	$16,467
Income tax payments	107	1,277
SAB 108 adjustments (net of taxes)	—	374

Net change in unrealized gains recorded on securities available for sale	9,108	$2,085
Change in deferred taxes on unrealized losses on securities available for sale	(3,714)	$(853)

Number of RRP shares issued	1,000	5,000

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended December 31,
	2007	2006
Net Income:	$5,894	$4,611

Other comprehensive income :

Net unrealized holding gains arising during the period, net of taxes of $3,709 and $853	5,393	1,232

Total comprehensive income	$11,287	$5,843

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

1. Basis of Presentation

The consolidated financial statements and other financial information presented in this document at or for the three months ended as of December 31, 2007 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company.” Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership that provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency that generates title insurance fees and commissions. HVIA is an investment advisory firm that generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through December 31, 2007, the activities of these wholly-owned subsidiaries have had a minor impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses (see note 5), which reflects the application of a critical accounting policy.

Certain amounts from prior periods have been reclassified to conform with the current fiscal year presentation.

2. Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123R, issued in December 2004, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans, and required adoption by all publicly owned companies for fiscal periods ending after June 15, 2005. As of October 1, 2005, the Company began to expense these grants as required by SFAS No. 123R. Stock-based employee compensation cost pertaining to stock options is reflected in net income, as all unvested options granted under the Company’s stock option plans had a value based on the fair value calculations using the Black-Scholes option pricing model, even though the exercise prices were equal to the market value of the underlying common stock on the date of the grant. Prior to October 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based plans. Under APB 25, no compensation expense was recognized for the Company’s stock-based plans regarding employee stock-options. The Company did, however, recognize expense for its plans that were compensatory per APB 25, and had grant-date intrinsic value, such as restricted stock grants (RRPs).

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2007, 160,600 shares of the options granted were subject to this potential accelerated vesting.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the three months ended December 31, 2007, the Company issued 11,384 shares of stock-based option awards including reload options and recognized total non-cash stock-based compensation cost of $256,000 associated with stock options. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $2.0 million. The following table shows information regarding outstanding and exercisable options as of December 31, 2007:

	December 31, 2007
	Outstanding			Exercisable
	Number of Stock Options	Weighted-Average		Number of Stock Options	Weighted-Average
		Exercise Price	Life (in Years)		Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	709,447	$3.74	2.15	709,447	$3.74	2.15
$7.32 to $11.85	168,844	11.61	5.36	134,844	11.60	5.06
$11.86 to $15.66	1,623,844	12.91	7.07	980,164	12.92	6.86

	2,502,135	$10.22	5.56	1,824,455	$9.25	4.89

As of December 31, 2007, 111,425 shares were anti-dilutive on a fiscal year-to-date basis, and therefore were not included in common stock equivalents for diluted earnings per share purposes.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the Company's stock option activity for the three months ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	2,504,294	$10.20
Granted	11,384	12.65
Exercised	(12,043)	8.27
Forfeited	(1,500)	12.84

Outstanding at December 31, 2007	2,502,135	$10.22

Exercisable at December 31, 2007	1,824,455	$9.25

Weighted average estimated fair value of options granted during the period		$4.56

The fair value for grants during the three-month period ended December 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.09%
Dividend yield	1.90%
Volatility of the market price	43.07%
Weighted-average expected life of options	9.06

The aggregate intrinsic value of options outstanding as of December 31, 2007 was $6.9 million. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the three-month period ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options).

Under the Company’s 2000 and 2004 restricted stock plans, 82,033 shares of restricted stock are reserved for issuance as of December 31, 2007. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $431 and $623 for the three months ended December 31, 2007 and 2006, respectively. The remaining unearned compensation cost was $4.0 million as of December 31, 2007. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2007, 153,500 shares of the awards granted were subject to this accelerated vesting. Restricted stock awards granted under the 2004 Stock Incentive Plan are accounted for in accordance with SFAS No.123R. The fair value of the shares awarded, measured as of the grant

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the three months ended December 31, 2007 is presented below:

	Number of Shares	Average Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2007	340,700	$12.87

Granted	1,000	13.57
Vested	(50)	13.57
Forfeited	—	—

Nonvested shares outstanding at December 31, 2007	341,650	$12.87

During the three months ended December 31, 2006, the Company expensed $168 for accelerated vesting. There was no additional expense recognized during the three months ended December 31, 2007 for accelerated vesting.

The Company maintains an ESOP. The loan that funds the ESOP initiated in connection with the second step public offering matures in December 2023 and results in the release of 49,932 shares annually. For the three month periods ended December 31, 2007 and December 31, 2006, the ESOP expense for the shares released under the loan totaled $311 and $441, respectively. The Company reduced ESOP expense by $293 and $250 related to forfeitures from the plan during the same respective periods. The Company’s first ESOP loan was paid off as of December 31, 2007. As a result, after December 31, 2007, expense will be recorded on the annual release of only 49,932 shares.

3. Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include calculating the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2007 provides detail regarding the Company’s accounting for the allowance for loan losses.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

4. Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2007	September 30, 2007
Real estate – residential mortgage	$500,172	$500,825
Real estate – commercial mortgage	532,151	535,003
Real estate – acquisition, development and construction	159,242	153,074
Commercial and industrial	218,011	207,156
Consumer loans	245,861	242,000

Total	$1,655,437	$1,638,058

5. Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $2.1 million from $7.3 million at September 30, 2007 to $9.4 million at December 31, 2007, primarily due to two previously classified commercial mortgage relationships falling further behind in payments and the addition of one residential mortgage loan to non accrual status. No significant increase in loan loss reserves was required by this classification based on an evaluation of underlying collateral values.

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$20,389	$20,373
Charge-offs	(863)	(397)
Recoveries	99	60

Net charge-offs	(764)	(337)

Provision for loan losses	700	400

Balance at end of period	$20,325	$20,436

Net charge-offs to average loans outstanding (annualized)	0.19%	0.09%

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

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

	December 31, 2007		September 30, 2007
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$1,910	$774	$1,899	$—
Commercial real estate	873	2,599	1,487	1,099
Commercial business	—	1,831	46	1,637
Construction	200	689	45	644
Consumer	334	160	272	129

Total non-performing loans	$3,317	$6,053	$3,749	$3,509

Real estate owned:
One- to four-family		137		139

Total real estate owned		137		139

Total non-performing assets		$9,507		$7,397

Ratios:
Non-performing loans to total loans		0.57%		0.44%
Non-performing assets to total assets		0.34%		0.26%
Allowance for loan losses to total non-performing loans		217%		281%
Allowance for loan losses to average loans		1.23%		1.26%

The Company recorded an investment in impaired loans, as defined by SFAS No. 114, of $5.9 million and $3.4 at December 31, 2007 and September 30, 2007, respectively.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

6. Securities

The following is a summary of securities available for sale at December 31, 2007 and September 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$536,336	$4,691	$(2,746)	$538,281
Collateralized mortgage obligations	37,586	533	(213)	37,906

Total mortgage-backed securities	573,922	5,224	(2,959)	576,187

Investment securities
U.S. Government Securities & Federal Agencies	53,053	33	(113)	52,973
State and municipal securities	150,033	949	(576)	150,406
Equities	1,146	5	(3)	1,148

	204,232	987	(692)	204,527

Total available for sale	$778,154	$6,211	$(3,651)	$780,714

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$536,280	$927	$(6,570)	$530,637
Collateralized mortgage obligations	41,126	272	(344)	41,054

Total mortgage-backed securities	577,406	1,199	(6,914)	571,691

Investment securities
U.S. Government Securities & Federal Agencies	84,005	118	(266)	83,857
State and municipal securities	140,026	338	(1,026)	139,338
Equities	105	7	(1)	111

	224,136	463	(1,293)	223,306

Total available for sale	$801,542	$1,662	$(8,207)	$794,997

The following is a summary of securities held to maturity at December 31, 2007 and September 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$12,561	$139	$(59)	$12,641
Collateralized mortgage obligations	1,176	34	—	1,210

Total mortgage-backed securities	13,737	173	(59)	13,851

Investment securities
State and municipal securities	21,779	271	(214)	21,836
Other investments	57	3	—	60

	21,836	274	(214)	21,896

Total held to maturity	$35,573	$447	$(273)	$35,747

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$13,086	$78	$(83)	$13,081
Collateralized mortgage obligations	1,225	31	—	1,256

Total mortgage-backed securities	14,311	109	(83)	14,337

Investment securities
State and municipal securities	23,078	248	(139)	23,187
Other investments	57	3	—	60

	23,135	251	(139)	23,247

Total held to maturity	$37,446	$360	$(222)	$37,584

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

At December 31, 2007 and September 30, 2007, the accumulated unrealized net gain (loss) on securities available for sale (net of tax (expense)/benefit of $(1.0) million and $2.7 million respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders’ equity, was $1.5 million and $(3.9) million, respectively. There were no realized gains for the three months ended December 31, 2007.

Securities, including held-to-maturity securities, with a carrying amount of $334,791 and $342,873 were pledged as collateral for borrowings and securities repurchase agreements at December 31, 2007 and September 30, 2007, respectively. U.S. Government and municipal securities with carrying amounts of $214,930 and $220,157 were pledged as collateral for municipal deposits and other purposes at December 31, 2007 and September 30, 2007, respectively.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and September 30, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
As of December 31, 2007	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(155)	$25,567	$(2,804)	$245,359	$(2,959)	$270,926
U.S. Government Agency securities	—	—	(113)	17,940	(113)	17,940
Municipal securities	(440)	35,784	(136)	14,664	(576)	50,448
Equity securities	(3)	993	—	—	(3)	993

Total available-for-sale:	(598)	62,344	(3,053)	277,963	(3,651)	340,307

Held to Maturity:
Mortgage-backed securities	—	—	(59)	4,729	(59)	4,729
State and municipal securities	(103)	2,279	(111)	4,431	(214)	6,710

Total held to maturity:	(103)	2,279	(170)	9,160	(273)	11,439

Total securities:	$(701)	$64,623	$(3,223)	$287,123	$(3,924)	$351,746

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

	Less than 12 months		12 months or longer		Total
As of September 30, 2007	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:

Mortgage-backed securities	$(631)	$133,490	$(6,283)	$305,640	$(6,914)	$439,130
U.S. Government and agency securities	—	—	(266)	53,802	(266)	53,802
Municipal securities	(710)	59,117	(316)	31,292	(1,026)	90,409
Equity securities	—	—	(1)	104	(1)	104

Total available-for-sale:	(1,341)	192,607	(6,866)	390,838	(8,207)	583,445

Held to Maturity:
Mortgage-backed securities	—	—	(83)	7,608	(83)	7,608
State and municipal securities	(1)	890	(138)	4,879	(139)	5,769

Total held to maturity:	(1)	890	(221)	12,487	(222)	13,377

Total securities:	$(1,342)	$193,497	$(7,087)	$403,325	$(8,429)	$596,822

Substantially all of the unrealized losses at December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at December 31, 2007. A total of 148 securities were in a continuous unrealized loss position for less than 12 months, and 216 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity); therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007.

7. Deposits

Major classifications of deposits are summarized below:

	December 31, 2007	September 30, 2007
Demand deposits:
Retail	$145,885	$162,518
Commercial and municipal	218,421	214,875
Business NOW deposits	32,956	38,017
Personal NOW deposits	120,336	110,858

Total transaction accounts	517,598	526,268
Savings	342,015	346,430
Money market	255,237	277,793
Certificates of deposit	557,688	563,193

Total deposits	$1,672,538	$1,713,684

Municipal deposits of $141.8 million and $176.5 million were included in total deposits at December 31, 2007 and September 30, 2007, respectively. Certificates of deposit include $14.2 million in brokered deposits at December 31, 2007 and September 30, 2007.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

8. FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2007		September 30, 2007
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$481,602	4.13%	$456,169	4.99%
Repurchase agreements	204,906	4.07	205,073	4.09

Total borrowings	$686,508	4.11%	$661,242	4.71%

By remaining period to maturity:
One year or less	$366,184	4.07%	$376,753	5.13%
One to two years	35,733	3.65	34,766	3.68
Two to three years	30,674	4.03	15,745	3.91
Three to four years	19,665	4.25	4,677	4.23
Four to five years	5,000	4.71	—	—
Five years or greater	229,252	4.24	229,301	4.24

Total borrowings	$686,508	4.11%	$661,242	4.71%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2007 and September 30, 2007, the Bank had pledged mortgages totaling $392,573 and $382,502, respectively. The Bank had also pledged securities with carrying amounts of $334,791 and $342,873 as of December 31, 2007 and September 30, 2007, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which totaled $675,763 and $650,247 as of December 31, 2007 and September 30, 2007, the bank had unused borrowing capacity under the FHLB Line of Credit of $58,550 and $46,100, respectively. As of December 31, 2007, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $346,609. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

The Bank had $311,500 in overnight and floating rate borrowings that reprice daily. During the three months ended December 31, 2007 no borrowings were called. Of the $320,324 in borrowings due greater than 1 year, $289,500 are callable quarterly after an initial lockout period through their respective maturities. Premium recorded, but not accreted into income at December 31, 2007 was $1,181.

9. Earnings Per Common Share

The number of shares used in the computation of basic earnings per share excludes unallocated ESOP shares, shares held to fund deferred compensation plans, and unvested shares of restricted stock that have not been released to participants.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

Basic earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2007	2006
Weighted average common shares (basic), in ‘000s	39,470	41,169

Net Income	$5,894	$4,611
Basic earnings per common share	$0.15	$0.11

Diluted earnings per common share is computed as follows:

	For the Three Months Ended December 31,
	2007	2006
Weighted average common shares (basic), in ‘000s	39,470	41,169
Effect of common stock equivalents	335	693

Total diluted shares	39,805	41,862

Net income	$5,894	$4,611
Diluted earnings per commons share	$0.15	$0.11

10. Guarantor’s Obligations Under Guarantees

Nearly all letters of credit issued by, or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of December 31, 2007, the Company had $15.2 million in outstanding letters of credit, of which $9.0 million were secured by cash collateral.

11. Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post Retirement Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Service cost	$—	$—	$5	$3
Interest cost	397	434	8	5
Expected return on plan assets	(537)	(571)	—	—
Amortization net transition obligation	—	—	3	3
Amortization of prior service cost	—	—	1	2
Amortization of (gain) or loss	—	14	(20)	(3)

Net periodic cost (benefit)	$(140)	$(123)	$(3)	$10

No contributions are expected to be made in fiscal 2008.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

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

In addition, the Provident Bank 401(k) Plan and Profit Sharing Plan was amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which has been 3% of eligible compensation for fiscal 2007. In 2008, it is anticipated that the annual cost of the profit sharing contribution will be approximately $750.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS 158”). The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. The Company adopted SFAS 158 effective September 30, 2007 and subsequently recorded the unrecognized components of defined benefit pension plans and retiree medical plan on the balance sheet at September 30, 2007. As a result of adoption of SFAS 158, the Company recorded $287, net of taxes of $193 as an adjustment to accumulated other comprehensive loss with an offset to Pension Funded Status.

12. Income Taxes

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest operating expenses. Such accrued interest payable was approximately $145,000 as of October 1, 2007 and $157,000 as of December 31, 2007. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur due to a challenge. The Company’s Federal and New Jersey tax returns for fiscal years ended after 2003 are currently subject to examination. The Company’s New York State tax returns for fiscal years subsequent to 2004 are subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operation as of October 1, 2007.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from our historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors elsewhere in other documents filed with the SEC. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

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

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Total assets as of December 31, 2007 were $2.8 billion, relatively unchanged from September 30, 2007 levels. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

Net loans as of December 31, 2007 were $1.6 billion, an increase of $17.4 million, or 1.1%, over net loan balances of $1.6 billion at September 30, 2007. Commercial loans increased by $14.2 million, or 1.6%, over balances at September 30, 2007. Consumer loans increased by $3.9 million, or 1.6%, during the three-month period ended December 31, 2007, while residential loans decreased by $0.6 million, or 0.1%. Total loan originations, excluding loans originated for sale, were $151.2 million for the three months ended December 31, 2007, however, repayments were $133.9 million during the same time period. Non-performing loans increased $2.1 million from September 30, 2007 due to payment on previously criticized loans ceasing or slowing further, resulting in their categorization as non-performing.

Net charge-offs of $764,000 for the three months ended December 31, 2007 represent 0.19% of average loans outstanding on an annualized basis. Although the total non-performing loans increased at December 31, 2007 compared to September 30, 2007, overall loan quality continues to be strong. At $9.4 million, non-performing loans as a percentage of total loans was 0.57%, as compared to 0.44% at September 30, 2007, and 0.43% at December 31, 2006. The allowance for loan losses represents 1.23% of average loans and 217% of non-performing loans, each at December 31, 2007 compared to 1.26% of average loans and 281% at September 30, 2007 of non-performing loans.

Total securities decreased by $16.2 million, or 1.9%, to $816.3 million at December 31, 2007 net of improvements in market value of $9.1 million from $832.4 million at September 30, 2007 primarily due to maturities being utilized to fund loans and pay down borrowings in place of being reinvested at current rates. Maturities and pay-downs totaling $29.3 million occurred in the mortgage backed security category. Mortgage-backed securities increased by $3.9 million, or 0.7% and U.S. Government and federal agency securities decreased $30.9 million, or 36.8%. These decreases were partially offset by increases in state and municipal securities of $9.8 million, or 6.0% primarily due to purchases.

Deposits as of December 31, 2007 were $1.7 billion, a decrease of $41.1 million, or 2.4%, from September 30, 2007. As of December 31, 2007, retail and commercial transaction accounts were 21.8% of deposits compared to 22% at September 30, 2007. The decrease in demand deposits of $13.1 million, or 3.5%, was partially offset by an increase in NOW accounts of $4.4 million. The decrease in savings accounts of $4.4 million was largely due to the migration from the lower-yielding savings accounts to our power money market account products, or in some cases, to other institutions offering higher yields. In recent periods the rate of decline in savings accounts appears to have slowed (see “Liquidity and Capital Resources”). Certificates of deposit decreased by $5.5 million, or 1%, primarily due to decreases in municipal certificates of $11.5 million primarily offset by increases of $6.0 million in retail certificates of deposit. Money Market accounts decreased by $22.6 million, or 8.1%.

Borrowings increased by $25.3 million, or 3.8%, from September 2007, to $686.5 million. The increase was due to the Company funding the declines in deposits previously noted and the purchases of treasury stock of $13.9 million.

Stockholders’ equity decreased by $3.2 million, or 0.8%, to $401.9 million at December 31, 2007, compared to $405.1 million at September 30, 2007. The decrease was primarily due to repurchases of 1.1 million shares of the Company’s stock at a cost of $13.9 million under the Company’s stock repurchase program. Partially offsetting this decrease were net retentions of earnings of $3.5 million and $1.8 million in stock-based transactions and an increase in other comprehensive income on available-for-sale securities of $5.4 million to a net gain position of $1.2 million. The Company has a remaining authorization to repurchase 1.6 million additional shares subject to market conditions.

Bank Tier I capital to adjusted total assets stands at 8.2% at December 31, 2007. Tangible capital at the holding company level is 8.8% of tangible assets.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006

Net income for the three months ended December 31, 2007 was $5.9 million, an increase of $1.3 million, compared to $4.6 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the three months ended December 31, 2007 increased by $2.7 million, or 13.6%, to $22.4 million, compared to $19.7 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the three months ended December 31, 2007 increased 46 basis points compared to the same period last year from 3.28% to 3.74%, primarily due to increases in loans funded by maturing lower rate investments, as well as reductions in the average cost of borrowings. Non-interest income decreased $75,000, or 1.5%, to $5.0 million for the three months ended December 31, 2007, compared to $5.0 million for the three months ended December 31, 2006, as a death benefit of $350,000 on bank owned life insurance received in fiscal 2007 was mostly offset by increases in deposit fees and investment management fees. Non-interest expense increased $198,000, or 1.1%, to $18.1 million for the three months ended December 31, 2007, compared to $17.9 million for the same period in the prior year primarily due to increases in compensation and employee benefits partially offset by decreases in stock based compensation, professional fees and intangible amortization.

The relevant operating results performance measures follow:

	Three Months Ended December 31,
	2007	2006
Per common share:
Basic earnings	$0.15	$0.11
Diluted earnings	0.15	0.11
Dividends declared	0.06	0.05
Return on average (annualized):
Assets	0.84%	0.65%
Equity	5.80%	4.50%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
		2007			2006
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest earning assets:
Commercial and commercial mortgage loans	$885,639	$17,090	7.66%	$782,269	$15,302	7.76%
Consumer loans	242,169	4,100	6.72	231,481	4,159	7.13
Residential mortgage loans	495,399	7,441	5.96	458,768	6,828	5.90

Total loans[1]	1,623,207	28,631	7.00	1,472,518	26,289	7.08

Securities-taxable	644,336	7,916	4.87	824,657	9,163	4.41
Securities-tax exempt[2]	164,144	2,514	6.08	139,876	2,057	5.83
Other earning assets	35,968	664	7.32	35,375	550	6.17

Total securities and other earning assets	844,448	11,094	5.21	999,908	11,770	4.67

Total interest-earning assets	2,467,655	39,725	6.39	2,472,426	38,059	6.11

Non-interest-earning assets	312,705			340,831

Total assets	$2,780,360			$2,813,257

Interest bearing liabilities:
NOW checking	$143,396	193	0.53%	$149,311	132	0.35%
Savings, clubs and escrow	348,670	334	0.38	375,325	480	0.51
Money market accounts	259,931	1,739	2.65	238,079	1,392	2.32
Certificate accounts	581,204	6,657	4.54	625,781	7,131	4.52

Total interest-bearing deposits	1,333,201	8,923	2.66	1,388,496	9,135	2.61
Borrowings	665,380	7,548	4.50	657,269	8,509	5.14

Total interest-bearing liabilities	1,998,581	16,471	3.27	2,045,765	17,644	3.42

Non-interest-bearing deposits	357,246			341,259
Other non-interest-bearing liabilities	21,387			19,306

Total liabilities	2,377,214			2,406,330

Stockholders’ equity	403,146			406,927

Total liabilities and equity	$2,780,360			$2,813,257

Net interest rate spread			3.12%			2.69%

Net earning assets	$469,074			$426,661

Net interest margin		23,254	3.74%		20,415	3.28%

Less tax equivalent adjustment[2]		(880)			(719)

Net interest income		$22,374			$19,696

Ratio of average interest-earning assets to average interest-bearing liabilities	123.47%			120.86%

[1]	Includes non-accrual loans.
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31, 2007 vs. 2006 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,986	$(198)	$1,788
Consumer loans	185	(244)	(59)
Residential mortgage loans	544	69	613
Securities-taxable	(2,128)	881	(1,247)
Securities-tax exempt[2]	367	90	457
Other earning assets	9	105	114

Total interest income	963	703	1,666

Interest-bearing liabilities
NOW checking	(5)	66	61
Savings	(32)	(114)	(146)
Money market	136	211	347
Certificates of deposit	(505)	31	(474)
Borrowings	103	(1,064)	(961)

Total interest expense	(303)	(870)	(1,173)

Net interest margin	1,266	1,573	2,839

Less tax equivalent adjustment[2]	(129)	(32)	(161)

Net interest income	$1,137	$1,541	$2,678

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2007 increased by $2.7 million, or 13.6%, to $22.4 million, compared to $19.7 million for the quarter ended December 31, 2006. Net interest income on a tax-equivalent basis increased by $2.8 million, or 13.9%, to $23.3 million for the quarter ended December 31, 2007, compared to $20.4 million for the same three months in 2006. The target fed funds rate averaged 4.53% for the quarter ended December 31, 2007 versus an average of 5.25% for the same quarter in the prior year. Comparable declines were experienced in the prime rate to which $430.0 million in loans reprice and $311.5 million in overnight and floating rate borrowings reprice. Interest expense decreased by $1.2 million, or 6.6% to $16.5 million, for the quarter, compared to $17.6 million for the same quarter in 2006. Average interest-bearing liabilities decreased by $47.2 million and the average cost of interest-bearing liabilities decreased by 15 basis points. The average yields on the loan portfolio decreased by 8 basis points. Average yields on investment securities on a tax-equivalent basis increased by 71 basis points as low yielding investments matured and were either replaced with higher yielding securities or used to fund loan growth. Interest-bearing deposit accounts increased 5 basis points and average borrowings costs decreased 64 basis points. The tax equivalent net interest margin, therefore, increased by 46 basis points to 3.74%, while net interest spread increased by 43 basis points as compared to 2006 to 3.12%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $700,000 in loan loss provisions as the Company experienced increasing charge-offs in its credit-scored small business loan portfolio. Provisions for loan loss for the three month period ended December 31, 2007 were $400,000. Net charge-offs for the three months ended December 31, 2007 were $764,000 compared to $337,000 for the same period in 2006. (See Note 6 in Item#1 for further detail.)

Non-interest income was $5.0 million for the three months ended December 31, 2007, and was relatively unchanged from levels at December 31, 2006. Investment management fees increased due to fees earned by our investment management subsidiary, Hudson Valley Investment Advisors (“HVIA”), acquired in June 2006. Deposit fees and service charges increased by $177,000, or 6.2%, which offset a decline in bank owned life insurance, due to a death benefit of $350,000 received in fiscal 2007. Fiscal 2007 also included $213,000 in net gains on sales of premises.

Non-interest expense for the three months ended December 31, 2007 increased by $198,000, or 1.1%, to $18.1 million, primarily due to compensation and benefits, which increased $822 or 10.5%. The increase in compensation and benefits included increases in 401K benefits, employee related insurance and performance increases for the first quarter of 2008. This increase was mostly offset by decreases in stock-based compensation primarily because $187,000 was expensed in the first quarter of fiscal 2007 for acceleration of restricted stock, a lower average stock price for ESOP expense and decreases of $106,000 and $113,000 in professional fees and amortization of intangibles, respectively.

Income Taxes. Income tax expense was $2.6 million for the three months ended December 31, 2007, compared to $1.8 million for the same period in 2006. The effective tax rates were 30.7% and 28.0%, respectively. The higher rate reflects a non-taxable bank owned life insurance payout received in fiscal year 2007, as well as the increased investment in tax exempt securities.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2007 and 2006, loan originations, excluding loans originated for sale, totaled $151.2 million and $136.8 million, respectively, and purchases of securities totaled $62.5 million and $15.3 million, respectively. Loan growth was modest due to a $30.2 million increase in loan payments during the quarter. This presented the Company with the opportunity to leverage the balance sheet by increasing security purchases and reducing higher cost borrowings for the three month period ending December 31, 2007. Loan origination commitments and undrawn lines of credit totaled $362.9 million at December 31, 2007. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2007, the Company had investments of $41.3 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. During the three-month period ended December 31, 2007, short-term interest rates were stable. The target federal funds rate at 4.25% has dropped 100 basis points, since September 2007 after remaining at 5.25% for the prior year. The interest rate yield curve has finally regained a positive slope as the ten-year US Treasury yield at 4.03% was higher than the two-year note with a 3.05% yield. The negative spread that still exists between the federal funds rate and the two-year maturities still creates the expectations of further rate cuts by the Federal Open Market Committee (“FOMC”).

Total deposits decreased by $41.2 million for the three months ended December 31, 2007. Within the deposit categories, money market accounts exhibited the largest decrease, declining $22.6 million or 8.1%. During the same period, transaction accounts decreased by $8.7 million; however, within this category, NOW accounts rose $4.6 million to $153.3 million, an increase of 3.1%. Certificates of deposit decreased $5.5 million with municipal certificates decreasing $11.4 and non municipal certificates increasing $6.0 million. Savings accounts decreased by $4.4 million. The trends seen in deposit categories as of December 31, 2007 are consistent with those that the Company historically experiences in the first quarter of a fiscal year.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $675.8 million was outstanding at December 31, 2007. At December 31, 2007, we had additional borrowing capacity of $405 million under all credit facilities with the Federal Home Loan Bank. The Company may utilize brokered certificates of deposit as well, and as of December 31, 2007 there was $14.2 million outstanding.

At December 31, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $215.9 million, or 8.2% of adjusted assets (which is above the minimum required level of $105.1 million, or 4.00%) and a total risk-based capital level of $236.2 million, or 12.8% of risk-weighted assets (which is above the required level of $147.4 million, or 8%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At December 31, 2007, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Company declared a dividend of $0.06 per share payable on February 21, 2008 to stockholders of record on February 7, 2008.

The following table sets forth the Bank’s regulatory capital position at December 31, 2007 and September 30, 2006, compared to OTS requirements.

	Bank actual		OTS requirements
			Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Tangible capital	$215,920	8.2%	$39,426	1.5%	$—	—
Tier 1 (core) capital	215,920	8.2	105,137	4.0	131,421	5.0%
Risk-based capital:
Tier 1	215,920	11.7	—		110,539	6.0
Total	236,245	12.8	147,385	8.0	184,232	10.0

September 30, 2007:
Tangible capital	$212,497	8.1%	$39,578	1.5%	$—	—
Tier 1 (core) capital	212,497	8.1	105,541	4.0	131,926	5.0%
Risk-based capital:
Tier 1	212,497	11.6	—		109,656	6.0
Total	232,886	12.7	146,208	8.0	182,760	10.0

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans in the amount of $287, net of taxes of $193, were recorded as an adjustment to accumulated other comprehensive income with an offset to Pension Funded Status as of September 30, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has one endorsement split-dollar life insurance policy that it inherited through certain acquisitions that are associated with employees who are no longer active. The Company is currently evaluating the impact of adoption of Issue 06-04.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109,”Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest operating expenses. Such accrued interest payable was approximately $145,000 as of October 1, 2007 and $157,000 as of December 31, 2007. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur due to a challenge. The Company’s federal tax returns for fiscal year ended 2003 are currently subject to examination. The Company’s New York State tax returns for fiscal years subsequent to 2004 are subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operation as of October 1, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential loans and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in NPV and NIM. The table below sets forth, as of December 31, 2007, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Quarterly Report - Quantitative Analysis - NPV

December 31, 2007

Change in Interest Rates	NPV			Net Interest Income
	Estimated	Estimated Increase (decrease) NPV		Estimated Net Interest	Estimated Increase (Decrease) in Net Interest Income
	NPV	Amount	Percent	Income	Amount	Percent
300	$326,034	$(117,571)	-26.5%	$91,398	$(6,635)	-6.8%
200	367,513	(76,091)	-17.2%	93,746	(4,287)	-4.4%
100	407,836	(35,768)	-8.1%	96,006	(2,027)	-2.1%
0	443,606	—	0.0%	98,033	—	0.0%
-100	454,025	10,420	2.3%	97,021	(1,012)	-1.0%
-200	431,689	(11,916)	-2.7%	94,416	(3,617)	-3.7%

The table set forth above indicates that at December 31, 2007, in the event of an immediate 200 basis point decrease in interest rates, we would be expected to experience a 2.7% decrease in NPV and a 3.7% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 17.2% decrease in NPV and a 4.4 % decrease in net interest income.

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

The federal fund target rate remained constant the first 11 months of fiscal 2007 at 5.25% and was decreased 50 basis points from 5.25% to 4.75%. During the quarter ended December 31, 2007 the FOMC decreased the target fed funds rate an additional 50 basis points ending the period at 4.25%. During the quarter, U.S. Treasury rates in the five year maturities have decreased 123 basis points from 4.58% to 3.35% and U.S. Treasury 10 year notes have decreased 65 basis points from 4.63% to 3.98%. The disproportional lower rate of decrease on longer term maturities has somewhat normalized the inverted yield curve, which has been flat to inverted at various times this past year. The flat-to-inverted yield curve effectively increased the rate paid on interest-bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank’s portfolio. The favorably sloped yield curve would normally reduce the rates paid on deposits and for short term borrowings; however, the market has not completely reacted to these changes due to concerns created by the sub-prime collateral uncertainties, which have put pressures on general credit market liquidity. This has left short-term funding rates higher than intermediate and longer-term U.S. Treasury yields. Should the credit markets stabilize, the Federal Reserve could reverse direction and increase the federal funds rate to reduce inflationary risks. This could cause the yield curve to rise potentially reducing the NPV resulting from asset value declines.

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

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings which, in the aggregate, management believes to be material to the consolidated financial condition and operations of the Company.

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 – October 31	28,200	12.74	28,200	2,708,458
November 1 – November 30	695,220	12.41	695,200	2,013,258
December 1 – December 31	394,784	12.56	393,400	1,619,858

Total	1,118,204	$12.47	1,116,800

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options (1,384) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares. The Company’s third repurchase program was completed in November 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	February 8, 2008	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 8, 2008	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer