Form 10-Q
period 2008-03-31
PROVIDENT NEW YORK BANCORP
filed 2008-05-12
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 2, 2008
$0.01 per share	40,098,791

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2008

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(Dollars in thousands, except per share data)

	Mar 31, 2008	Sep 30, 2007
ASSETS
Cash and due from banks	$44,627	$47,291
Securities Available for Sale (including $659,522 and $563,030 pledged as collateral for borrowings and deposits in March 31, 2008 and September 30, 2007 respectively) (note 6)	801,784	794,997
Held to maturity, at amortized cost (fair value of $36,073 and $37,584 in March 31, 2008 and September 30, 2007, respectively) (note 6)	35,484	37,446

Total securities	837,268	832,443

Loans (notes 4 and 5):
One to four family residential mortgage loans	505,727	500,825
Commercial real estate, commercial business and construction loans	905,425	895,233
Consumer loans	242,486	242,000

Gross Loans	1,653,638	1,638,058
Allowance for loan losses	(21,413)	(20,389)

Total loans, net	1,632,225	1,617,669
Federal Home Loan Bank ("FHLB") stock, at cost	32,953	32,801
Accrued interest receivable	11,177	12,641
Premises and equipment, net	33,504	30,079
Goodwill	161,214	161,154
Core deposit and other intangible assets	9,633	11,041
Bank owned life insurance	41,680	40,818
Deferred income taxes, net	3,945	4,330
Other assets	15,280	11,832

Total assets	$2,823,506	$2,802,099

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 7)	$1,722,101	$1,713,684
FHLB and other borrowings (including repurchase agreements of $299,763 and $205,073 in March 31, 2008 and September 30, 2007, respectively) (note 8)	664,115	661,242
Mortgage escrow funds	11,263	5,982
Other liabilities	17,864	16,102

Total liabilities	2,415,343	2,397,010

STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 40,086,491 and 41,230,618 shares outstanding at March 31, 2008 and September 30, 2007, respectively)	459	459
Additional paid-in capital	350,915	348,734
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(7,885)	(8,221)
Treasury stock, at cost (5,843,061 and 4,698,934 shares at March 31, 2008 and September 30, 2007, respectively)	(72,018)	(57,422)
Retained Earnings	131,342	125,743
Accumulated other comprehensive income (loss), net of taxes (notes 6 and 11)	5,350	(4,204)

Total stockholders’ equity	408,163	405,089

Total liabilities and stockholders’ equity	$2,823,506	$2,802,099

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share data

	For the Three Months Ended March 31,		For the six Months Ended March 31,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$26,840	$26,663	$55,471	$52,951
Securities	9,799	9,974	19,349	20,474
Other earning assets	726	628	1,390	1,179

Total interest and dividend income	37,365	37,265	76,210	74,604
Interest expense:
Deposits	7,785	8,834	16,708	17,963
Borrowings	6,339	7,963	13,887	16,478

Total interest expense	14,124	16,797	30,595	34,441

Net interest income	23,241	20,468	45,615	40,163
Provision for loan losses ( note 5)	3,000	400	3,700	800

Net interest income after provision for loan losses	20,241	20,068	41,915	39,363
Non-interest income:
Deposit fees and service charges	3,061	2,784	6,083	5,630
Net gain on sale of securities available for sale (note 6)	961	4	961	4
Title insurance fees	76	281	345	547
Bank owned life insurance	428	407	862	1,181
Investment management fees	729	726	1,492	1,348
Other	498	703	969	1,230

Total non-interest income	5,753	4,905	10,712	9,940
Non-interest expense:
Compensation and employee benefits (note 11)	9,061	8,142	17,691	15,951
Stock-based compensation plans (note 2)	924	1,477	1,920	2,853
Occupancy and office operations	3,294	3,011	6,219	5,844
Advertising and promotion	828	874	1,695	1,757
Professional fees	892	1,079	1,775	2,068
Data and check processing	694	639	1,267	1,291
Amortization of intangible assets	662	774	1,352	1,577
ATM/debit card expense	455	451	956	894
Other	2,114	2,124	4,171	4,260

Total non-interest expense	18,924	18,571	37,046	36,495
Income before income tax expense	7,070	6,402	15,581	12,808
Income tax expense (note 12)	1,987	1,970	4,604	3,765

Net Income	$5,083	$4,432	$10,977	$9,043

Weighted average common shares:
Basic	38,847,528	41,144,852	39,160,462	41,156,998
Diluted	39,214,041	41,671,701	39,530,429	41,705,300
Per common share (note 9)
Basic	$0.13	$0.11	$0.28	$0.22
Diluted	$0.13	$0.11	$0.28	$0.22

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2007	41,230,618	$459	$348,734	$(8,221)	$(57,422)	$125,743	$(4,204)	$405,089
Net income	—	—	—	—	—	10,977	—	10,977
Other comprehensive income	—	—	—	—	—	—	9,554	9,554

Total comprehensive income	—	—	—	—	—	—	—	20,531
Deferred compensation transactions	—	—	9	—	—	—	—	9
Stock option transactions, net	114,207	—	971	—	1,192	(665)	—	1498
ESOP shares allocated or committed to be released for allocation ( 46,735 shares)	—	—	418	336	—	—	—	754
RRP Awards	6,000	—	(81)	—	66	15	—	—
Vesting of RRP Awards	—	—	864	—	—	—	—	864
Purchase of treasury shares	(1,264,334)	—	—	—	(15,854)	—	—	(15,854)
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(4,728)	—	(4,728)

Balance at March 31, 2008	40,086,491	$459	$350,915	$(7,885)	$(72,018)	$131,342	$5,350	$408,163

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands, except per share data)

	For the Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$10,977	$9,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,700	800
Depreciation and amortization of premises and equipment	2,388	2,432
Amortization of intangibles	1,408	1,633
Gain on sales of loans held for sale	—	(151)
Gain on sale of securities available for sale	(961)	(4)
Gain on sales of fixed assets	—	(212)
Net amortization (accretion) of premiums and discounts on securities	(90)	630
Amortization of premiums on borrowings (includes calls on borrowings)	(500)	(573)
ESOP and RRP expense	1,627	2,507
ESOP forfeitures	(293)	(250)
Stock option compensation expense	586	591
Originations of loans held for sale	—	(9,171)
Proceeds from sales of loans held for sale	—	16,106
Increase in cash surrender value of bank owned life insurance	(862)	(646)
Deferred income tax benefit	(6,155)	(2,878)
Loan held for sale settled, cash not yet received	—	(11,246)
Net changes in accrued interest receivable and payable	641	1,813
Other adjustments (principally net changes in other assets and other liabilities)	(995)	(554)

Net cash provided by operating activities	11,471	9,870

Cash flows from investing activities:
Purchases of securities:
Available for sale	(161,469)	(61,428)
Held to maturity	(3,514)	(3,927)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	136,401	173,332
Held to maturity	5,449	12,795
Proceeds from sales of securities available for sale	35,416	846
Loan originations	(261,779)	(314,590)
Loan principal payments	243,624	227,297
(Purchase) sale of FHLB stock (net)	(152)	2,858
Purchases of premises and equipment	(5,813)	(1,923)
Proceeds from sale of premises	—	1,725
Other investing activities	—	4

Net cash (used in) provided by investing activities	(11,837)	36,989

Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	19,698	(2,401)
Net increase (decrease) in time deposits	(11,273)	13,067
Net increase (decrease) in borrowings	3,373	(62,949)
Net increase in mortgage escrow funds	5,281	5,171
Treasury shares purchased	(15,854)	(4,825)
Stock option transactions	1,196	243
Other stock-based compensation transactions	9	20
Cash dividends paid	(4,728)	(4,081)

Net cash used in financing activities	(2,298)	(55,755)

Net decrease in cash and cash equivalents	(2,664)	(8,896)
Cash and cash equivalents at beginning of period	47,291	57,293

Cash and cash equivalents at end of period	$44,627	$48,397

Supplemental information:
Interest payments	$31,418	$33,087
Income tax payments	10,300	5,346
Net change in unrealized gains recorded on securities available for sale	16,058	5,880
Change in deferred taxes on unrealized losses on securities available for sale	$(6,504)	$(2,406)
Number of RRP shares issued	6,000	5,000

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Net Income:	$5,083	$4,432	$10,977	$9,043
Other Comprehensive income :
Net unrealized holding gains arising during the period, net of tax expense of $3,185, $1,556, $6,894 and $2,408	4,732	2,250	10,125	3,482
Reclassification adjustment for net realized gains included in net income, net of related income tax of $390, $2, $390 and $2	(571)	(2)	(571)	(2)

	4,161	2,248	9,554	3,480
Total Comprehensive Income	$9,244	$6,680	$20,531	$12,523

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

1.	Basis of Presentation

The consolidated financial statements and other financial information presented in this document at or for the six months ended as of March 31, 2008 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company.” Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership which provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency which generates title insurance fees and commissions. HVIA is an investment advisory firm which generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through March 31, 2008, the activities of these wholly-owned subsidiaries have had an inmaterial impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

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

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2008, 90,300 shares of the options granted were subject to this potential accelerated vesting. During the six months ended March 31, 2008 & 2007, the Company expensed $7 and $8 respectively for accelerated vesting of stock options.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. During the six months ended March 31, 2008, the Company issued 231,179 shares of stock-based option awards including reload options and recognized total non-cash stock-based

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

compensation cost of $586 associated with stock options. As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $1.6 million. The following table shows information regarding outstanding and exercisable options as of March 31, 2008:

	March 31, 2008
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	614,447	$3.78	1.90	614,447	$3.78	1.90
$7.32 to $11.85	171,898	11.61	5.05	162,898	11.64	4.94
$11.86 to $15.66	1,778,005	12.94	6.73	1,234,465	12.90	6.53

	2,564,350	$10.65	5.46	2,011,810	$10.01	4.99

As of March 31, 2008, 150,395 shares were anti-dilutive on a fiscal year-to-date basis and 150,678 for the second quarter of fiscal 2008 and therefore were not included in common stock equivalents for diluted earnings per share purposes.

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	2,504,294	$10.20
Granted	231,179	13.08
Exercised	(151,386)	6.61
Forfeited	(19,737)	12.84

Outstanding at March 31, 2008	2,564,350	$10.65

Exercisable at March 31, 2008	2,011,810	$10.01

Weighted average estimated fair value of options granted during the period		$3.04

The fair value for grants during the six-month period ended March 31, 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.36%
Dividend yield	1.85%
Volatility of the market price	26.77%
Weighted-average expected life of options	5.95 yrs

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

The aggregate intrinsic value of options outstanding as of March 31, 2008 was $7,329. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the six-month period ended March 31, 2008 and the exercise price, multiplied by the number of in-the-money options).

Under the Company’s 2000 and 2004 restricted stock plans, 77,033 shares of restricted stock are reserved for issuance as of March 31, 2008. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $864 and $1,144 for the six months ended March 31, 2008 and 2007, respectively. The remaining unearned compensation cost was $3,602 as of March 31, 2008. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2008, 153,500 shares of the awards granted were subject to this accelerated vesting. A summary of restricted stock award activity under the plan for the six months ended March 31, 2008 is presented below:

	Number of Shares	Average Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2007	340,700	$12.87

Granted	6,000	13.46
Vested	(50)	13.57
Forfeited	—

Nonvested shares outstanding at March 31, 2008	346,650	$12.88

During the six months ended March 31, 2007, the Company expensed $252 for accelerated vesting. There was no additional expense recognized during the six months ended March 31, 2008 for accelerated vesting.

The Company maintains an ESOP. The loan that funds the ESOP initiated in connection with the second step public offering matures in December 2023 and results in the release of 49,932 shares annually. The ESOP expense for the shares released under the loan totaled $470 and $1,112 for the six month periods ended March 31, 2008 and March 31, 2007, respectively. The Company reduced ESOP expense by $293 and $250 related to forfeitures from the plan during the same respective periods. The Company’s first ESOP loan was paid off in December 2007. As a result, after December 31, 2007, expense is recorded on the annual release of only 49,932 shares.

3.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include calculating the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income a loan is placed on non-accrual status when management has determined that the

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Footnote 2 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2007 provides detail regarding the Company’s accounting for the allowance for loan losses.

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	March 31, 2008	September 30, 2007
Real estate – residential mortgage	$505,727	$500,825
Real estate – commercial mortgage	528,852	535,003
Real estate – acquisition, development and construction	150,648	153,074
Commercial and industrial	225,925	207,156
Consumer loans	242,486	242,000

Total	$1,653,638	$1,638,058

5.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Changes in the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory examinations, the identification of additional problem loans, and other factors. Non-performing loans increased $6.3 million from $7.3 million at September 30, 2007 to $13.6 million at March 31, 2008, primarily due to a softening in credit quality seen in the commercial sector of the Company’s loan portfolio. In light of weaker economic conditions and recent loss experience in the portfolios the Company increased the provision for loan losses.

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$20,325	$20,436	$20,389	$20,373
Charge-offs	(2,017)	(421)	(2,880)	(818)
Recoveries	105	20	204	80

Net charge-offs	(1,912)	(401)	(2,676)	(738)

Provision for loan losses	3,000	400	3,700	800

Balance at end of period	$21,413	$20,435	$21,413	$20,435

Net charge-offs to average loans outstanding (annualized)	0.46%	0.10%	0.33%	0.10%

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

	March 31, 2008		September 30, 2007
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,595	$1,007	$1,899	$—
Commercial real estate	1,499	2,867	1,487	1,099
Commercial business	356	2,073	46	1,637
Construction	—	2,794	45	644
Consumer	86	273	272	129

Total non-performing loans	$4,536	$9,014	$3,749	$3,509

Real estate owned:
One- to four-family		138		139

Total real estate owned		138		139

Total non-performing assets		$13,688		$7,397

Ratios:
Non-performing loans to total loans		0.82%		0.44%
Non-performing assets to total assets		0.48%		0.26%
Allowance for loan losses to total non-performing loans		158%		281%
Allowance for loan losses to average loans		1.30%		1.26%

The Company recorded an investment in impaired loans, as defined by SFAS No. 114, of $9.2 million and $3.4 million at March 31, 2008 and September 30, 2007, respectively. The allowance for loan losses associated with impaired loans was $166 and $283.6 at March 31, 2008 and September 30, 2007, respectively.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

6.	Securities

The following is a summary of securities available for sale at March 31, 2008 and September 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$573,633	$8,074	$(517)	$581,190
Collateralized mortgage obligations	36,568	906	(128)	37,346

Total mortgage-backed securities	610,201	8,980	(645)	618,536

Investment securities
U.S. Government Securities & Federal Agencies	28,053	67	(1)	28,119
State and municipal securities	152,871	2,039	(918)	153,992
Equities	1,146	3	(12)	1,137

	182,070	2,109	(931)	183,248

Total available for sale	$792,271	$11,089	$(1,576)	$801,784

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$536,280	$927	$(6,570)	$530,637
Collateralized mortgage obligations	41,126	272	(344)	41,054

Total mortgage-backed securities	577,406	1,199	(6,914)	571,691

Investment securities
U.S. Government Securities & Federal Agencies	84,005	118	(266)	83,857
State and municipal securities	140,026	338	(1,026)	139,338
Equities	105	7	(1)	111

	224,136	463	(1,293)	223,306

Total available for sale	$801,542	$1,662	$(8,207)	$794,997

The following is a summary of securities held to maturity at March 31, 2008 and September 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$11,184	$206	$(11)	$11,379
Collateralized mortgage obligations	1,152	—	(2)	1,150

Total mortgage-backed securities	12,336	206	(13)	12,529

Investment securities
State and municipal securities	23,090	404	(10)	23,484
Other investments	58	2	—	60

	23,148	406	(10)	23,544

Total held to maturity	$35,484	$612	$(23)	$36,073

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$13,086	$78	$(83)	$13,081
Collateralized mortgage obligations	1,225	31	—	1,256

Total mortgage-backed securities	14,311	109	(83)	14,337

Investment securities
State and municipal securities	23,078	248	(139)	23,187
Other investments	57	3	—	60

	23,135	251	(139)	23,247

Total held to maturity	$37,446	$360	$(222)	$37,584

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

At March 31, 2008 and September 30, 2007, the accumulated unrealized net gain (loss) on securities available for sale, net of tax (expense)/benefit of $(3.9) million and $2.7 million, respectively, that was included in accumulated other comprehensive loss, a separate component of stockholders’ equity, was $5.6 million and $(3.9) million, respectively. There were realized gains of $961 and no realized losses for the six months ended March 31, 2008.

Securities, including held-to-maturity securities, with a carrying amount of $368,149 and $342,873 were pledged as collateral for borrowings and securities repurchase agreements at March 31, 2008 and September 30, 2007, respectively. U.S. Government and municipal securities with carrying amounts of $291,373 and $220,157 were pledged as collateral for municipal deposits and other purposes at March 31, 2008 and September 30, 2007, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2008 and September 30, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
As of March 31, 2008	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(206)	$70,601	$(440)	$54,659	$(645)	$125,260
U.S. Government Agency securities	—	—	(1)	56	(1)	56
Municipal securities	(831)	34,789	(86)	7,181	(918)	41,970
Equity securities	(11)	1,030	(1)	104	(12)	1,134
					—

Total available-for-sale:	(1,048)	106,420	(528)	62,000	(1,576)	168,420

Held to Maturity:
Mortgage-backed securities	(2)	1,151	(11)	1,351	(13)	2,502
State and municipal securities	—	281	(10)	880	(10)	1,161

Total held to maturity:	(2)	1,432	(21)	2,231	(23)	3,663

Total securities:	$(1,050)	$107,852	$(549)	$64,231	$(1,599)	$172,083

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

	Less than 12 months		12 months or longer		Total
As of September 30, 2007	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(631)	$133,490	$(6,283)	$305,640	$(6,914)	$439,130
U.S. Government and agency securities	—	—	(266)	53,802	(266)	53,802
Municipal securities	(710)	59,117	(316)	31,292	(1,026)	90,409
Equity securities	—	—	(1)	104	(1)	104

Total available-for-sale:	(1,341)	192,607	(6,866)	390,838	(8,207)	583,445

Held to Maturity:
Mortgage-backed securities	—	—	(83)	7,608	(83)	7,608
State and municipal securities	(1)	890	(138)	4,879	(139)	5,769

Total held to maturity:	(1)	890	(221)	12,487	(222)	13,377

Total securities:	$(1,342)	$193,497	$(7,087)	$403,325	$(8,429)	$596,822

Substantially all of the unrealized losses at March 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at March 31, 2008. A total of 154 securities were in a continuous unrealized loss position for less than 12 months, and 66 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity); therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2008.

7.	Deposits

Major classifications of deposits are summarized below:

	March 31, 2008	September 30, 2007
Demand deposits:
Retail	$150,860	$162,518
Commercial and municipal	191,167	201,213
Business and municipal NOW deposits	70,214	51,679
Personal NOW deposits	115,902	110,858

Total transaction accounts	528,143	526,268
Savings	341,210	346,430
Money market	300,836	277,793
Certificates of deposit	551,912	563,193

Total deposits	$1,722,101	$1,713,684

Municipal deposits of $203.3 million and $176.5 million were included in total deposits at March 31, 2008 and September 30, 2007, respectively. Certificates of deposit include $14.2 million in brokered deposits at March 31, 2008 and September 30, 2007.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

8.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2008		September 30, 2007
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$364,352	3.57%	$456,169	4.99%
Repurchase agreements	299,763	3.67%	205,073	4.09

Total borrowings	$664,115	3.62%	$661,242	4.71%

By remaining period to maturity:
One year or less	$220,225	3.12%	$376,753	5.13%
One to two years	52,270	3.45%	34,766	3.68
Two to three years	42,721	3.92%	15,745	3.91
Three to four years	22,500	4.03%	4,677	4.23
Four to five years	32,197	3.94%	—	—
Five years or greater	294,202	3.90%	229,301	4.24

Total borrowings	$664,115	3.62%	$661,242	4.71%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2008 and September 30, 2007, the Bank had pledged mortgages totaling $393,428 and $382,502, respectively. The Bank had also pledged securities with carrying amounts of $357,483 and $342,873 as of March 31, 2008 and September 30, 2007, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which totaled $653,631 and $650,247 as of March 31, 2008 and September 30, 2007, the bank had unused borrowing capacity under the FHLB Line of Credit of $158,150 and $46,100, respectively. As of March 31, 2008, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $201,582. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

The Bank had $176,850 in overnight and floating rate borrowings that reprice daily, as of March 31, 2008. During the six months ended March 31, 2008 no borrowings were called. Of the $443,890 in borrowings due in greater than one year, $282,500 are callable quarterly after an initial lockout period through their respective maturities. Premium recorded, but not accreted into income at March 31, 2008 was $931.

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

Basic earnings per common share is computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,848	41,145	39,160	41,157

Net Income	$5,083	$4,432	$10,977	$9,043
Basic earnings per common share	$0.13	$0.11	$0.28	$0.22

Diluted earnings per common share is computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,848	41,145	39,160	41,157
Effect of common stock equivalents	366	527	370	548

Total Diluted Shares	39,214	41,672	39,530	41,705
Net Income	$5,083	$4,432	$10,977	$9,043
Basic earnings per common share	$0.13	$0.11	$0.28	$0.22

10.	Guarantor’s Obligations Under Guarantees

Most letters of credit issued by, or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of March 31, 2008, the Company had $28.4 million in outstanding letters of credit, of which $10.3 million were secured by cash collateral.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

11.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post Retirement Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$—	$—	$5	$3
Interest cost	397	434	8	5
Expected return on plan assets	(537)	(571)	—	—
Amortization net transition obligation	—	—	3	3
Amortization of prior service cost	—	—	1	2
Amortization of (gain) or loss	—	14	(20)	(3)

Net periodic cost (benefit)	$(140)	$(123)	$(3)	$10

	Pension Plans		Other Post Retirement Plans
	Six Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Service cost	$—	$—	$10	$6
Interest cost	794	867	16	10
Expected return on plan assets	(1,075)	(1,143)	—	—
Amortization net transition obligation	—	—	5	6
Amortization of prior service cost	—	—	3	4
Amortization of (gain) or loss	—	28	(39)	(6)

Net periodic cost (benefit)	$(281)	$(248)	$(5)	$20

No contributions are expected to be made in fiscal 2008.

On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, benefit accruals for future service ceased and no new participants may enter the Plan. The service cost component of pension expense for the year ended September 30, 2006 was $1.2 million.

In addition, the Provident Bank 401(k) Plan and Profit Sharing Plan was amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which has been 3% of eligible compensation for fiscal 2007. In 2008, it is anticipated that the annual cost of the profit sharing contribution will be approximately $800.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. The Company adopted SFAS 158 effective September 30, 2007 and subsequently recorded the unrecognized components of defined benefit pension plans and retiree medical plan on the balance sheet at September 30, 2007. As a result of adoption of SFAS 158, the Company recorded $287, net of taxes of $193 as an adjustment to accumulated other comprehensive loss with an offset to Pension Funded Status.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

12.	Income Taxes

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest operating expenses. Such accrued interest payable was approximately $145,000 as of October 1, 2007 and $173,000 as of March 31, 2008. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur due to a challenge. The Company’s Federal and New Jersey tax returns for fiscal years ended after 2003 are currently subject to examination. The Company’s New York State tax returns for fiscal years subsequent to 2004 are subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operation as of October 1, 2007.

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

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services.

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

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Total assets as of March 31, 2008 were $2.8 billion, relatively unchanged from September 30, 2007 levels. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

Net Loans as of March 31, 2008 were $1.6 billion, an increase of $15.6 million, or 1.0%, over net loan balances of $1.6 billion at September 30, 2007. Commercial loans increased by $10.2 million, or 1.1%, over balances at September 30, 2007. Consumer loans increased by $486,000, or 0.2%, during the six-month period ended March 31, 2008, while residential loans increased by $4.9 million, or 1.0%. Total loan originations, excluding loans originated for sale, were $261.8 million for the six months ended March 31, 2008, however, repayments were $246.3 million during the same time period. Non-performing loans increased $6.3 million from September 30, 2007 due to deterioration in credit quality seen in the commercial sector of the Company’s loan portfolio.

Net charge-offs of $2.7 million for the six months ended March 31, 2008 represent 0.33% of average loans outstanding on an annualized basis. At $13.6 million, non-performing loans as a percentage of total loans was 0.82%, as compared to 0.44% at September 30, 2007, and 0.53% at March 31, 2007. The allowance for loan losses represents 1.30% of average loans and 158% of non-performing loans, at March 31, 2008 compared to 1.26% of average loans and 281% at September 30, 2007 of non-performing loans.

Total securities increased by $4.8 million, or 0.6%, to $837.3 million at March 31, 2008 net of improvements in market value of $16.1 million from $832.4 million at September 30, 2007. Mortgage-backed securities increased by $44.9 million, or 7.7% net of maturities and pay-downs totaling $57.5 million occurred in the mortgage backed security category and U.S. Government and federal agency securities decreased $55.7 million, or 66.5%. These decreases were partially offset by increases in state and municipal securities of $14.7 million, or 9.2% primarily due to purchases.

Deposits as of March 31, 2008 were $1.7 billion, an increase of $8.4 million, or 0.5%, from September 30, 2007. Retail and commercial transaction accounts were 30.7% of deposits at both March 31, 2008 and September 30, 2007. The decrease in demand deposits of $21.7 million, or 6.0%, was offset by an increase in NOW accounts of $23.6 million, municipal transaction accounts included in transaction accounts increased by $17.2 million. The decrease in savings accounts of $5.2 million was largely due to the migration from the lower-yielding savings accounts to our power money market account products, or in some cases, to other institutions offering higher yields. In recent periods the rate of decline in savings accounts appears to have slowed (see “Liquidity and Capital Resources”). Certificates of deposit decreased by $11.3 million, or 2.0%, primarily due to decreases in municipal certificates of $14.1 million partly offset by increases of $2.8 million in retail certificates of deposit. Money Market accounts increased by $23 million, or 8.3%.

Borrowings increased by $2.9 million, or 0.4%, from September 2007, to $664.1 million. The increase was due to the Company funding the increases in loans previously noted and the purchases of treasury stock of $15.9 million.

Stockholders’ equity increased by $3.1 million, or 0.8%, to $408.2 million at March 31, 2008, compared to $405.1 million at September 30, 2007. The increase was primarily due to increases in net retentions of earnings of $6.2 million and $3.1 million in stock-based transactions and an increase in other comprehensive income on available-for-sale securities of $9.6 million to a net gain position of $5.4 million. Partially offsetting these increases were repurchases of 1,264,334 shares of the Company’s stock at a cost of $15.9 million under the Company’s stock repurchase program. The Company has a remaining authorization to repurchase 1,472,344 additional shares subject to market conditions.

Bank Tier I capital to adjusted total assets stands at 8.1% at March 31, 2008. Tangible capital at the holding company level is 8.95% of tangible assets.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

Net income for the three months ended March 31, 2008 was $5.1 million, an increase of $0.7 million, compared to $4.4 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the three months ended March 31, 2008 increased by $2.7 million, or 13.6%, to $23.2 million, compared to $20.5 million for the same period in the prior year. The provision for loan losses for the three months ended March 31, 2008 increased $2.6 million, or 650%, to $3.0 million, compared to $400,000 for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios Net interest margin on a tax equivalent basis for the three months ended March 31, 2008 increased 39 basis points compared to the same period last year from 3.50% to 3.89%, primarily due to increases in loans funded by maturing lower rate investments, and significant reductions in the average cost of borrowings. Non-interest income increased $848,000, or 17.3%, to $5.8 million for the three months ended March 31, 2008, compared to $4.9 million for the three months ended March 31, 2007, due to $961,000 of gains on the sale of available for sale securities. Non-interest expense increased $353,000, or 1.9%, to $18.9 million for the three months ended March 31, 2008, compared to $18.6 million for the same period in the prior year primarily due to increases in compensation and employee benefits, as well as occupancy expense, partially offset by decreases in stock based compensation, professional fees and intangible amortization.

The relevant operating results performance measures follow:

	Three Months Ended March 31,
	2008	2007
Per common share:
Basic earnings	$0.13	$0.11
Diluted earnings	0.13	0.11
Dividends declared	0.06	0.05
Return on average (annualized):
Assets	0.73%	0.64%
Equity	5.04%	4.37%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$888,796	$15,796	7.15%	$813,443	$15,647	7.80%
Consumer loans	242,440	3,656	6.07	240,975	4,227	7.11
Residential mortgage loans	496,473	7,388	5.99	466,224	6,789	5.91

Total loans 1	1,627,709	26,840	6.63	1,520,642	26,663	7.11

Securities-taxable	661,947	8,094	4.92	765,255	8,570	4.54
Securities-tax exempt 2	168,968	2,624	6.25	140,987	2,160	6.21
Other earning assets	36,289	725	8.04	34,487	628	7.39

Total securities and other earning assets	867,204	11,443	5.31	940,729	11,358	4.90

Total interest-earning assets	2,494,913	38,283	6.17	2,461,371	38,021	6.26

Non-interest-earning assets	318,535			325,356

Total assets	$2,813,448			$2,786,727

Interest bearing liabilities:
NOW Checking	$169,187	342	0.81%	$153,105	135	0.36%
Savings, clubs and escrow	342,412	358	0.42	368,171	456	0.50
Money market accounts	267,310	1,308	1.97	250,347	1,578	2.56
Certificate accounts	561,935	5,777	4.13	600,956	6,660	4.49

Total interest-bearing deposits	1,340,844	7,785	2.34	1,372,579	8,829	2.61
Borrowings	675,150	6,339	3.78	637,472	7,968	5.07

Total interest-bearing liabilities	2,015,994	14,124	2.82	2,010,051	16,797	3.39

Non- interest bearing deposits	370,843			341,016
Other non-interest-bearing liabilities	21,285			24,049

Total liabilities	2,408,122			2,375,116
Stockholders’ equity	405,326			411,611

Total liabilities and equity	$2,813,448			$2,786,727

Net interest rate spread			3.35%			2.87%

Net earning assets	$478,919			$451,320

Net interest margin		24,159	3.89%		21,224	3.50%

Less tax equivalent adjustment 2		(918)			(756)

Net interest income		$23,241			$20,468

Ratio of average interest-earning assets to average interest bearing liabilities	123.76%			122.45%

1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31, 2008 vs. 2007 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,470	(1,321)	149
Consumer loans	27	(598)	(571)
Residential mortgage loans	496	103	599
Securities-taxable	(1,191)	715	(476)
Securities-tax exempt[2]	449	15	464
Other earning assets	36	61	97

Total interest income	1,287	(1,025)	262

Interest-bearing liabilities
NOW checking	16	191	207
Savings	(30)	(68)	(98)
Money market	107	(377)	(270)
Certificates of deposit	(395)	(488)	(883)
Borrowings	468	(2,097)	(1,629)

Total interest expense	166	(2,839)	(2,673)

Net interest margin	1,121	1,814	2,935

Less tax equivalent adjustment[2]	155	7	162

Net interest income	$966	1,807	2,773

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2008 increased by $2.7 million, or 13.6%, to $23.2 million, compared to $20.5 million for the quarter ended March 31, 2007. Net interest income on a tax-equivalent basis increased by $3.0 million, or 13.8%, to $24.2 million for the quarter ended March 31, 2008, compared to $21.2 million for the same three months in 2007. The target fed funds rate averaged 3.19% for the quarter ended March 31, 2008 versus an average of 5.25% for the same quarter in the prior year. Comparable declines were experienced in the prime rate to which $426.7 million in loans reprice and $176.9 million in overnight and floating rate borrowings reprice. Interest expense decreased by $2.7 million, or 15.9% to $14.1 million, for the quarter, compared to $16.8 million for the same quarter in 2007. Average interest-bearing liabilities increased by $5.9 million and the average cost of interest-bearing liabilities decreased by 57 basis points. The average yields on the loan portfolio decreased by 48 basis points. Average yields on investment securities and other earning assets on a tax-equivalent basis increased by 41 basis points as low yielding investments matured and were either replaced with higher yielding securities or used to fund loan growth. Interest-bearing deposit accounts decreased 27 basis points and average borrowings costs decreased 129 basis points. The tax equivalent net interest margin, therefore, increased by 39 basis points to 3.89%, while net interest spread increased by 48 basis points as compared to 2007 to 3.35%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $3.0 million in loan loss provisions for the quarter ended March 31, 2008, and recognized net charge-offs of $1.9 million in the quarter. This compares to $400,000 in loan loss provisions and $401,000 in net charge-offs for the quarter ended March 31, 2008. The primary driver of the increased charge-offs in the current quarter is the performance of the small business credit-scored portfolio. Net charge-offs for this portfolio were $1.1 million of the $102.4 million of average outstandings for the quarter. The remainder of the charge-offs resulted from analysis of individual commercial impaired loans, while residential and consumer loan portfolios did not account for a significant portion of losses.

In light of weakened economic conditions and the increase in non-performing loans the Company increased the allowance for loan losses by $1.1 million to $21.4 million during the quarter ended March 31, 2008. (See note 5 in Item 1 for additional information).

Non-interest income for the three months ended March 31, 2008 increased by $848,000, or 17.3% to $5.8 million. Gains on the sale of securities available for sale of $961,000 and increases in deposit fees and service charges in the amount of $277,000, or 10.0%, offset a decline in title insurance fees associated with a lower level of residential mortgage loan originations. Other non-interest income declined $205,000 or 29.2% compared to March 31, 2008 due to income in the amount of $326,000 realized in 2007 associated with the Company’s student loan portfolio.

Non-interest expense for the three months ended March 31, 2008 increased by $353,000, or 1.9%, to $18.9 million, primarily due to compensation and benefits, which increased $919,000 or 11.3% and occupancy and office operations, which increased $283,000, or 9.4%. The increase in compensation and benefits included increases in 401K benefits, employee related insurance, additional employees to emphasize new business lines and performance increases for the second quarter. The increase in occupancy and office operations resulted from indexed increases in rental costs and costs associated with the Bardonia office closing. These increases were mostly offset by decreases in stock-based compensation of $553,000 due to the expiration of the first step ESOP loan and decreases of $187,000 and $112,000 in professional fees and amortization of intangibles, respectively.

Income Tax expense remained unchanged at $2.0 million for the three months ended March 31, 2008, and 2007. The effective tax rates were 28.1% and 30.7%, respectively. The decrease was due to increased investment in tax-exempt securities as compared to the prior period and the expiration of the first step ESOP loan which was primarily a non-deductible expense.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and March 31, 2007

Net income for the six months ended March 31, 2008 was $11.0 million, an increase of $2.0 million, compared to $9.0 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the six months ended March 31, 2008 increased by $5.4 million, or 13.6%, to $45.6 million, compared to $40.2 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the six months ended March 31, 2008 increased 43 basis points compared to the same period last year from 3.39% to 3.82%, primarily due to increases in loans funded by maturing lower rate investments, as well as reductions in the average cost of borrowings. Provision for loan losses for the six months ended March 31, 2008 increased by $2.9 million, or 362.5%, compared to $800,000 for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios. Non-interest income increased $772,000, or 7.8%, to $10.7 million for the six months ended March 31, 2008, compared to $9.9 million for the six months ended March 31, 2007, as a death benefit of $350,000 on bank owned life insurance received in fiscal 2007 was mostly offset by increases in deposit fees, investment management fees and gains on sales of securities of $961,000. Non-interest expense increased $551,000, or 1.5%, to $37.0 million for the six months ended March 31, 2008, compared to $36.5 million for the same period in the prior year primarily due to increases in compensation and employee benefits partially offset by decreases in stock based compensation, professional fees and intangible amortization.

The relevant operating results performance measures follow:

	Six Months Ended March 31,
	2008	2007
Per common share:
Basic earnings	$0.28	$0.22
Diluted earnings	0.28	0.22
Dividends declared	0.12	0.10
Return on average (annualized):
Assets	0.79%	0.65%
Equity	5.42%	4.43%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$887,209	$32,885	7.41%	$797,684	$30,948	7.78%
Consumer loans	242,304	7,756	6.40	236,177	8,386	7.12
Residential mortgage loans	495,931	14,830	5.98	462,455	13,617	5.91

Total loans 1	1,625,444	55,471	6.83	1,496,316	52,951	7.10

Securities-taxable	653,093	16,010	4.90	795,283	17,733	4.47
Securities-tax exempt 2	166,543	5,138	6.17	140,426	4,217	6.02
Other earning assets	36,128	1,389	7.69	34,936	1,179	6.77

Total securities and other earning assets	855,764	22,537	5.27	970,645	23,129	4.78

Total interest-earning assets	2,481,208	78,008	6.29	2,466,961	76,080	6.18

Non-interest-earning assets	315,334			333,206

Total assets	$2,796,542			$2,800,167

Interest bearing liabilities:
NOW Checking	$156,221	535	0.68%	$151,187	267	0.35%
Savings, clubs and escrow	345,558	693	0.40	371,787	936	0.50
Money market accounts	263,600	3,046	2.31	244,146	2,970	2.44
Certificate accounts	571,622	12,434	4.35	613,505	13,790	4.51

Total interest-bearing deposits	1,337,001	16,708	2.50	1,380,625	17,963	2.61
Borrowings	670,238	13,887	4.14	647,479	16,478	5.10

Total interest-bearing liabilities	2,007,239	30,595	3.05	2,028,104	34,441	3.41

Non- interest bearing deposits	364,007			341,139
Other non-interest-bearing liabilities	20,498			21,676

Total liabilities	2,391,744			2,390,919
Stockholders’ equity	404,798			409,248

Total liabilities and equity	$2,796,542			$2,800,167

Net interest rate spread			3.24%			2.77%

Net earning assets	$473,969			$438,857

Net interest margin		47,413	3.82%		41,639	3.39%

Less tax equivalent adjustment 2		(1,798)			(1,476)

Net interest income		$45,615			$40,163

Ratio of average interest-earning assets to average interest bearing liabilities	123.61%			121.64%

1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Six Months Ended March 31, 2008 vs. 2007 Increase/(Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$2,357	$(420)	$1,937
Consumer loans	37	(667)	(630)
Residential mortgage loans	964	249	1,213
Securities-taxable	(2,244)	521	(1,723)
Securities-tax exempt[2]	793	128	921
Other earning assets	40	170	210

Total interest income	1,947	(19)	1,928

Interest-bearing liabilities
NOW checking	8	260	268
Savings	(64)	(179)	(243)
Money market	137	(61)	76
Certificates of deposit	(952)	(404)	(1,356)
Borrowings	72	(2,663)	(2,591)

Total interest expense	(799)	(3,047)	(3,846)

Net interest margin	2,746	3,028	5,774

Less tax equivalent adjustment[2]	279	43	322

Net interest income	$2,467	$2,985	$5,452

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the six months ended March 31, 2008 increased by $5.4 million, or 13.6%, to $45.6 million, compared to $40.2 million for the six months ended March 31, 2007. Net interest income on a tax-equivalent basis increased by $5.8 million, or 13.9%, to $47.4 million for the six months ended March 31, 2008, compared to $41.6 million for the same six months in 2007. The target fed funds rate averaged 3.87% for the six month period ended March 31, 2008 versus an average of 5.25% for the same period in the prior year. Comparable declines were experienced in the prime rate to which $426.7 million in loans reprice and $176.9 million in overnight and floating rate borrowings reprice. Interest expense decreased by 3.8 million, or 11.2% to $30.6 million, for the quarter, compared to $34.4 million for the same period in 2007. Average interest-bearing liabilities decreased by $20.9 million and the average cost of interest-bearing liabilities decreased by 36 basis points. The average yields on the loan portfolio decreased by 27 basis points. Average yields on investment securities on a tax-equivalent basis increased by 58 basis points as low yielding investments matured and were either replaced with higher yielding securities or used to fund loan growth. Interest-bearing deposit accounts decreased 11 basis points and average borrowings costs decreased 96 basis points. The tax equivalent net interest margin, therefore, increased by 43 basis points to 3.82%, while net interest spread increased by 47 basis points as compared to 2007 to 3.24%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $3.7 million in loan loss provisions for the six months ended March 31, 2008, and recognized net charge-offs of $2.7 million in the same period. This compares to loan loss provisions of $800,000 and net charge-offs of $738,000 for the six months ended March 31, 2008. The primary driver of the increased charge-offs in the current period is the performance of the small business credit-scored portfolios. Net charge-offs for this portfolio were $1.6 million of the $98.0 million of average outstandings for the period. Most of the remainder of the charge-offs resulted from analysis of individual commercial impaired loans. In light of weakened economic conditions and the increase in non-performing loans, the Company increased the allowance for loan losses by $1.0 million to $21.4 million for the six months ended March 31, 2008. (See note 5 in Item 1 for additional information).

Non-interest income for the six months ended March 31, 2008 increased by $772,000, or 7.8%, to $10.7 million compared to $9.9 million for the same period in 2007. Gains on sales of securities of $961,000 and deposit fees and service charges increased by $453,000, or 8.0%, which offset a decline in bank owned life insurance, due to a death benefit of $350,000 received in fiscal 2007. Investment management fees increased due to fees earned by our investment management subsidiary, Hudson Valley Investment Advisors (“HVIA”), acquired in June 2006. Fiscal 2007 also included gains on sales of premises and income from student loan originations.

Non-interest expense for the six months ended March 31, 2008 increased by $551,000, or 1.5%, to $37.0 million, from $36.5 million for the same period in 2007 primarily due to compensation and benefits, which increased $1.7 or 10.9%. The increase in compensation and benefits included increases in 401K benefits, employee related insurance and performance increases for the first half of 2008. This increase was mostly offset by decreases in stock-based compensation due to the maturity of the first step ESOP loan and due to $252,000 of expense related to the acceleration of vesting of restricted stock in the first half of fiscal 2007 and decreases of $293,000 and $225,000 in professional fees and amortization of intangibles, respectively.

Income Taxes. Income tax expense was $4.6 million for the six months ended March 31, 2008, compared to $3.8 million for the same period in 2007. The effective tax rates were 29.5% and 29.4%, respectively.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2008 and 2007, loan originations, excluding loans originated for sale, totaled $261.8 million and $314.6 million, respectively, and purchases of securities totaled $165.0 million and $65.4 million, respectively. Loan growth was modest due to loan payments during the first half of 2008 of $246.3 million. Paydowns on securities and sales totaled $177.3 and therefore afforded the opportunity to reduce higher cost borrowings for the six month period ending March 31, 2008. Loan origination commitments and undrawn lines of credit totaled $416.2 million at March 31, 2008. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2008, the Company had investments of $41.7 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, the appeal of non-deposit investments, and other factors. During the six-month period ended March 31, 2008 short-term interest rates were significantly reduced. The target federal funds rate at 2.25% has dropped 250 basis points since September 2007, after remaining at 5.25% for the prior year. The interest rate yield curve has finally regained a positive slope as the ten-year US Treasury yield at 3.41% was higher than the two-year note with a 1.59% yield. The negative spread that still exists between the federal funds rate and the two-year maturities reflects the expectations of further rate cuts by the Federal Open Market Committee (“FOMC”).

Total deposits increased by $8.4 million for the six months ended March 31, 2008. Within the deposit categories transaction accounts increased by $1.9 million; however, within this category, retail transaction accounts decreased $6.6 million to $266.8 million, a decrease of 2.4%. Commercial and municipal transaction accounts increased $8.5 million or 3.4%. Certificates of deposit decreased $11.3 million with municipal certificates decreasing $14.1 and non municipal certificates increasing $2.8 million. Savings accounts decreased by $5.2 million. The trends seen in deposit categories as of March 31, 2008 are consistent with those that the Company historically experiences in the first half of the fiscal year.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $664.1 million was outstanding at March 31, 2008. At March 31, 2008, we had additional borrowing capacity of $359.7 million under all credit facilities with the Federal Home Loan Bank. The Company may utilize brokered certificates of deposit as well, and as of March 31, 2008 there was $14.2 million outstanding.

At March 31, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $215.5 million, or 8.1% of adjusted assets (which is above the minimum required level of $105.9 million, or 4.00%) and a total risk-based capital level of $236.9 million, or 12.8% of risk-weighted assets (which is above the required level of $147.8 million, or 8%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2008, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Company declared a dividend of $0.06 per share payable on May 22, 2008 to stockholders of record on May 8, 2008.

The following table sets forth the Bank’s regulatory capital position at March 31, 2008 and September 30, 2006, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:
Tangible capital	$215,491	8.1%	$39,718	1.5%	$—	—
Tier 1 (core) capital	215,491	8.1	105,916	4.0	132,395	5.0%
Risk-based capital:
Tier 1	215,491	11.7	—		110,870	6.0
Total	236,904	12.8	147,827	8.0	184,784	10.0

September 30, 2007:
Tangible capital	$212,497	8.1%	$39,578	1.5%	$—	—
Tier 1 (core) capital	212,497	8.1	105,541	4.0	131,926	5.0%
Risk-based capital:
Tier 1	212,497	11.6	—		109,656	6.0
Total	232,886	12.7	146,208	8.0	182,760	10.0

Recent Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement requires enhanced disclosures regarding an entity’s derivative and hedging activities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, which permits the use of the “simplified” method for developing an estimate of expected term of share options. The Company has elected to utilize the simplified method. The Bulletin is effective for grants issued after December 31, 2007. The implementation of this bulletin did not have a material impact on the consolidated earnings or financial position of the Company.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has one endorsement split-dollar life insurance policy that it inherited through certain acquisitions that are associated with employees who are no longer active. The Company is currently evaluating the impact of adoption of Issue 06-04.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109, ”Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in non-interest operating expenses. Such accrued interest payable was approximately $145,000 as of October 1, 2007 and $173,000 as of March 31, 2008. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur due to a challenge. The Company’s federal and New Jersey tax returns for fiscal year ended 2003 are currently subject to examination. The Company’s New York State tax return for fiscal years subsequent to 2004 are subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operation as of October 1, 2007.

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

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company’s and the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Both models assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in NPV and NII. The table below sets forth, as of March 31, 2008, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest Rates	NPV	Amount	Percent	Income	Amount	Percent
300	$284,681	$(119,400)	-29.5%	$95,196	$(1,996)	-2.1%
200	327,034	(77,047)	-19.1%	96,600	(591)	-0.6%
100	371,959	(32,122)	-7.9%	98,265	1,075	1.1%
0	404,081	—	0.0%	97,190	—	0.0%
-100	396,167	(7,914)	-2.0%	95,514	(1,676)	-1.7%

The table set forth above indicates that at March 31, 2008, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience an 2.0% decrease in NPV and a 1.7% decrease in net interest income. In the event of an immediate 100 basis point increase in interest rates, we would be expected to experience a 7.9% decrease in NPV and a 1.1% increase in net interest income.

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

The federal funds target rate remained constant the first 11 months of fiscal 2007 at 5.25% and was decreased 50 basis points from 5.25% to 4.75% in September 2007. During the first six months of fiscal 2008, the FOMC decreased the target fed funds rate an additional 250 basis points ending the period at 2.25%. During the same period, U.S. Treasury rates in the five year maturities have decreased 180 basis points from 4.24% to 2.44% and U.S. Treasury 10 year notes have decreased 118 basis points from 4.02% to 3.41%. The disproportional lower rate of decrease on longer term maturities has somewhat normalized the inverted yield curve, which has been flat to inverted on the short end of the treasury curve at various times this past year. The flat-to-inverted yield curve effectively increased the rate paid on interest-bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank’s portfolio. The positively sloped yield curve would normally reduce the rates paid on deposits and for short term borrowings; however, the market has not completely reacted to these changes due to concerns created by the sub-prime collateral uncertainties, which have put pressures on general credit market liquidity. This has left short-term funding rates higher than some intermediate and U.S. Treasury yields. Should the credit markets stabilize, the Federal Reserve could reverse direction and increase the federal funds rate to reduce inflationary risks. This could cause the yield curve to rise and steepen, potentially reducing the NPV resulting from asset value declines.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable
(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	29,552	$13.33	—	1,619,858
February 1 - February 29	91,894	13.10	90,576	1,529,282
March 1 - March 31	61,863	13.13	56,938	1,472,344

Total	183,309	$13.15	147,514

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options (35,795) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 21, 2008, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and the ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	ELECTION OF DIRECTORS:

	VOTES FOR	%	VOTES WITHHELD	%
Dennis L. Coyle	35,000,280	99.1	323,393	0.9
George Strayton	35,006,990	99.1	316,683	0.9
Victoria Kossover	34,370,455	97.3	953,218	2.7
Burt Steinberg	35,005,298	99.1	318,375	0.9

2.	The ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

FOR	%	AGAINST	%	ABSTAIN	%
35,021,023	99.4	194,406	0.6	108,244	0.0

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: May 9, 2008	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)