Form 10-Q
period 2008-06-30
PROVIDENT NEW YORK BANCORP
filed 2008-08-11
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 1, 2008
$0.01 per share	39,839,335

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PEROD ENDED JUNE 30, 2008

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(Dollars in thousands, except per share data)

	June 30, 2007	Sept 30, 2008
ASSETS
Cash and due from banks	$46,208	$47,291
Securities available for sale (including $580,923 and $563,030 pledged as collateral for borrowings and deposits at June 30, 2008 and September 30, 2007 respectively) (note 6)	777,161	794,997
Held to maturity, at amortized cost (fair value of $41,694 and $37,584 at June 30, 2008 and September 30, 2007, respectively) (note 6)	41,442	37,446

Total securities	818,603	832,443

Loans (notes 4 and 5):
One to four family residential mortgage loans	510,832	500,825
Commercial real estate, commercial business and construction loans	936,567	895,233
Consumer loans	240,452	242,000

Gross loans	1,687,851	1,638,058
Allowance for loan losses	(22,001)	(20,389)

Total loans, net	1,665,850	1,617,669
Federal Home Loan Bank (“FHLB”) stock, at cost	31,823	32,801
Accrued interest receivable	10,209	12,641
Premises and equipment, net	34,625	30,079
Goodwill	160,861	161,154
Core deposit and other intangible assets	8,966	11,041
Bank owned life insurance	47,135	40,818
Deferred income taxes, net	12,768	4,330
Other assets	13,506	11,832

Total assets	$2,850,554	$2,802,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 7)	$1,775,720	$1,713,684
FHLB and other borrowings (including repurchase agreements of $259,710 and $205,073 in June 30, 2008 and September 30, 2007, respectively) (note 8)	635,596	661,242
Mortgage escrow funds	18,714	5,982
Other liabilities	19,383	16,102

Total liabilities	2,449,413	2,397,010

STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,839,335 and 41,230,618 shares outstanding at June 30, 2008 and September 30, 2007, respectively)	459	459
Additional paid-in capital	352,093	348,734
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(7,760)	(8,221)
Treasury stock, at cost (6,090,217 and 4,698,934 shares at June 30, 2008 and September 30, 2007, respectively)	(75,347)	(57,422)
Retained earnings	134,691	125,743
Accumulated other comprehensive income (loss), net of taxes (notes 6 and 11)	(2,995)	(4,204)

Total stockholders’ equity	401,141	405,089

Total liabilities and stockholders’ equity	$2,850,554	$2,802,099

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$25,630	$27,896	$81,101	$80,847
Securities	9,774	9,449	29,123	29,923
Other earning assets	662	641	2,052	1,819

Total interest and dividend income	36,066	37,986	112,276	112,589
Interest expense:
Deposits	6,187	9,010	22,895	26,985
Borrowings	5,691	6,645	19,578	23,111

Total interest expense	11,878	15,655	42,473	50,096

Net interest income	24,188	22,331	69,803	62,493
Provision for loan losses ( note 5)	1,400	400	5,100	1,200

Net interest income after provision for loan losses	22,788	21,931	64,703	61,293
Non-interest income:
Deposit fees and service charges	3,100	2,848	9,183	8,478
Net gain on sale of securities available for sale (note 6)	22	—	983	4
Title insurance fees	274	308	619	855
Bank owned life insurance	455	432	1,317	1,613
Investment management fees	750	759	2,242	2,107
Other	423	641	1,392	1,871

Total non-interest income	5,024	4,988	15,736	14,928
Non-interest expense:
Compensation and employee benefits (note 11)	9,245	8,567	26,936	24,517
Stock-based compensation plans (note 2)	973	1,433	2,893	4,286
Occupancy and office operations	3,090	2,827	9,309	8,670
Advertising and promotion	933	1,267	2,628	3,024
Professional fees	813	914	2,588	2,982
Data and check processing	646	659	1,913	1,949
Amortization of intangible assets	636	746	1,988	2,323
ATM/debit card expense	456	471	1,412	1,365
Other	2,163	2,166	6,334	6,428

Total non-interest expense	18,955	19,050	56,001	55,544
Income before income tax expense	8,857	7,869	24,438	20,677
Income tax expense (note 12)	2,551	2,433	7,155	6,199

Net Income	$6,306	$5,436	$17,283	$14,478

Weighted average common shares:
Basic	38,719,917	40,722,093	39,014,150	41,012,030
Diluted	39,110,353	41,223,958	39,402,248	41,551,464
Per common share (note 9)
Basic	$0.16	$0.13	$0.44	$0.35
Diluted	$0.16	$0.13	$0.44	$0.35

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2007	41,230,618	$459	$348,734	$(8,221)	$(57,422)	$125,743	$(4,204)	$405,089
Net income	—	—	—	—	—	17,283	—	17,283
Other comprehensive income	—	—	—	—	—	—	1,209	1,209

Total comprehensive income								18,492
Deferred compensation transactions	—	—	26	—	—	—	—	26
Stock option transactions, net	173,494	—	1,309	—	1,789	(1,216)	—	1,882
ESOP shares allocated or committed to be released for allocation ( 71,946 shares)	—	—	456	461	—	—	—	917
RRP Awards	6,000	—	(81)	—	66	15	—	0
Vesting of RRP Awards	—	—	1,345	—	—	—	—	1,345
Purchase of treasury shares	(1,570,777)	—	—	—	(19,780)	—	—	(19,780)
Cash dividends paid ($0.18 per common share)	—	—	—	—	—	(7,134)	—	(7,134)
Other	—	—	304	—	—	—	—	304

Balance at June 30, 2008	39,839,335	$459	$352,093	$(7,760)	$(75,347)	$134,691	$(2,995)	$401,141

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands, except per share data)

	For the Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,283	$14,478
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,100	1,200
Depreciation and amortization of premises and equipment	3,342	3,366
Amortization of intangibles	1,988	2,407
Gain on sales of loans held for sale	—	(154)
Gain on sale of securities available for sale	(983)	(4)
Gain on sales of fixed assets	—	(212)
Net amortization (accretion) of premium and discounts on securities	(54)	709
Amortization of premiums on borrowings (includes calls on borrowings)	(612)	(1,404)
ESOP and RRP expense	2,263	3,588
ESOP forfeitures	(293)	(250)
Stock option compensation expense	923	948
Originations of loans held for sale	—	(20,243)
Proceeds from sales of loans held for sale	—	27,870
Increase in cash surrender value of bank owned life insurance	(1,317)	(1,079)
Deferred income tax benefit	(2,580)	(2,901)
Net changes in accrued interest receivable and payable	944	3,170
Other adjustments (principally net changes in other assets and other liabilities)	(1,897)	(2,959)

Net cash provided by operating activities	24,107	28,530

Cash flows from investing activities
Purchases of securities:
Available for sale	(216,004)	(103,871)
Held to maturity	(14,883)	(6,255)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	196,479	257,051
Held to maturity	10,846	25,767
Proceeds from sales of securities available for sale	39,455	846
Loan originations	(429,191)	(470,612)
Loan principal payments	375,910	329,613
Purchase of FHLB stock	978	3,691
Purchases of premises and equipment	(7,888)	(3,143)
Proceeds from the sale of premises	—	1,725
Purchase of BOLI	(5,000)	—

Net cash (used in) provided by investing activities	(49,298)	34,812

Cash flows from financing activities
Net increase in transaction, savings and money market deposits	85,921	21,248
Net decrease in time deposits	(23,874)	(2,055)
Net decrease in borrowings	(25,034)	(85,924)
Net increase in mortgage escrow funds	12,732	13,216
Treasury shares purchased	(19,780)	(15,158)
Stock option transactions	1,251	205
Other stock-based compensation transactions	26	38
Cash dividends paid	(7,134)	(6,199)

Net cash provided by (used in) financing activities	24,108	(74,629)

Net decrease in cash and cash equivalents	(1,083)	(11,287)
Cash and cash equivalents at beginning of period	47,291	57,296

Cash and cash equivalents at end of period	$46,208	$46,009

Supplemental information:
Interest payments	$43,961	$48,914
Income tax payments	11,673	7,762
Net change in unrealized gains recorded on securities available for sale	1,999	(5,880)
Change in deferred taxes on unrealized losses on securities available for sale	(834)	2,406
Number of RRP shares issued	6,000	5,000

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Net Income:
Other Comprehensive income :	$6,306	$5,436	$17,283	$14,478
Net unrealized holding gains / (losses) arising during the period, net of tax (expense) / benefit of $5,727 $3,269, ($1,196) and $876	(8,326)	(4,721)	1,803	(1,239)
Reclassification adjustment for net realized gains included in net income, net of related income tax of $9, $0, $406 and $1	(19)	—	(594)	(2)

Total Comprehensive Income (Loss)	$(2,039)	$715	$18,492	$13,237

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

1.	Basis of Presentation

The consolidated financial statements and other financial information presented in this document at or for the nine months ended June 30, 2008 include the accounts of Provident New York Bancorp, a Delaware corporation (the “Company”), Provident Bank (the “Bank”), Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh”), and Hudson Valley Investment Advisors, LLC (“HVIA”) and each subsidiary of Provident Bank: Provest Services Corp., (an inactive subsidiary), Provest Services Corp. I, Provest Services Corp. II, Provident REIT, Inc., WSB Funding, Inc., Warsave Development Corp., Provident Municipal Bank and WSB Financial Services, Inc. (an inactive subsidiary). Collectively, these entities are referred to herein as the “Company.” Provident New York Bancorp is a publicly held company and the parent company of the Bank. Provest Services Corp. I holds a limited partnership interest in a low-income housing partnership which provides certain favorable tax consequences. Warsave Development Corp. holds title to a rental property that generates rental income. Hardenburgh is a title insurance agency which generates title insurance fees and commissions. HVIA is an investment advisory firm which generates investment management fees. Provest Services Corp. II has engaged a third-party provider to sell annuities and life insurance to the customers of the Bank. Through June 30, 2008, the activities of these wholly-owned subsidiaries have had an immaterial impact on the Company’s consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding, Inc. hold a portion of the Company’s real estate loans and are real estate investment trusts for federal income tax purposes. Provident Municipal Bank (“PMB”) is a limited purpose New York State-chartered commercial bank and is authorized to accept deposits from municipalities in the Bank’s New York business area.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

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

Certain amounts from prior periods have been reclassified to conform to the current fiscal year presentation.

2.	Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2008, 100,400 shares of the options granted were subject to this potential accelerated vesting. During the nine months ended June 30, 2008 & 2007, the Company expensed $15 and $41, respectively, for accelerated vesting of stock options.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Under the Company’s 2000 and 2004 stock plans there are a total of 304,455 shares available for future grant as of June 30, 2008 under both plans, options have a ten-year term and

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise or for the mandatory withholding of income taxes. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights (none have been granted). Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. The Company issued 28,955 shares and 260,134 shares of stock-based option awards including reload options for the three and nine month period ended June 30, 2008, respectively. The Company recognized total non-cash stock-based compensation cost of $338 and $923 associated with stock options for the three and nine month period ended June 30, 2008, respectively. As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $1.6 million. The following table shows information regarding outstanding and exercisable options as of June 30, 2008:

	June 30, 2008
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	538,505	$3.81	1.65	538,505	$3.81	1.65
$7.32 to $11.85	166,898	11.60	4.78	157,898	11.63	4.65
$11.86 to $15.66	1,786,760	12.94	6.39	1,246,820	12.90	6.17

	2,492,163	$10.88	5.26	1,943,223	$10.28	4.79

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	2,504,294	$10.20
Granted	260,134	13.06
Exercised	(239,628)	5.92
Forfeited	(32,637)	12.85

Outstanding at June 30, 2008	2,492,163	$10.88

Exercisable at June 30, 2008	1,943,223	$10.28

Weighted average estimated fair value of options granted during the period		$2.95

The fair value for grants during the nine-month period ended June 30, 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.32%
Dividend yield	1.86%
Volatility of the market price	27.42%
Weighted-average expected life of options	5.49 yrs

The aggregate intrinsic value of options outstanding as of June 30, 2008 was $3,908. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s’ closing stock price on the last trading date of the nine-month period ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options).

Under the Company’s 2000 and 2004 restricted stock plans, 77,033 shares of restricted stock are reserved for issuance as of June 30, 2008. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1,345 and $1,576 for the nine months ended June 30, 2008 and 2007, respectively. The remaining unearned compensation cost was $3,121 as of June 30, 2008. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2008, 148,500 shares of the awards granted were subject to this accelerated vesting. A summary of restricted stock award activity under the plan for the nine months ended June 30, 2008 is presented below:

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

	Number of Shares	Grant-Date Fair Value
Nonvested shares outstanding at October 1, 2007	340,700	$12.87
Granted	6,000	13.46
Vested	(50)	13.57
Forfeited	—

Nonvested shares outstanding at June 30, 2008	346,650	$12.87

The Company expensed $45 and $252 for accelerated vesting for the nine months ended June 30, 2008 and 2007, respectively.

The Company maintains an ESOP. The Company’s first ESOP loan was paid off in December 2007. The second loan that funded the ESOP was initiated in connection with the second step public offering. The loan matures in December 2023 and results in the release of 49,932 shares annually. The ESOP expense for the shares released under the loans totaled $633 and $1,762 for the nine month periods ended June 30, 2008 and June 30, 2007, respectively. The Company reduced ESOP expense by $293 and $250 related to forfeitures from the plan during the same respective periods

3.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include calculating the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income, a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Footnote 1 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2007 provides additional detail regarding the Company’s accounting policies.

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	June 30, 2008	September 30, 2007
Real estate - residential mortgage	$510,832	$500,825
Real estate - commercial mortgage	540,767	535,003
Real estate - acquisition, development and construction	157,306	153,074
Commercial and industrial	238,494	207,156
Consumer loans	240,452	242,000

Total	$1,687,851	$1,638,058

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

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$21,413	$20,435	$20,389	$20,373
Charge-offs	(878)	(731)	(3,758)	(1,549)
Recoveries	66	595	270	675

Net charge-offs	(812)	(136)	(3,488)	(874)

Provision for loan losses	1,400	400	5,100	1,200

Balance at end of period	$22,001	$20,699	$22,001	$20,699

Net charge-offs to average loans outstanding (annualized)	0.20%	0.03%	0.28%	0.08%

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

	June 30, 2008		September 30, 2007
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,968	$1,216	$1,899	$—
Commercial real estate	1,610	3,838	1,487	1,099
Commercial business	—	2,130	46	1,637
Construction	—	2,112	45	644
Consumer	69	299	272	129

Total non-performing loans	$4,647	$9,595	$3,749	$3,509

Real estate owned:
One- to four-family		138		139

Total real estate owned		138		139

Total non-performing assets		$14,380		$7,397

Ratios:
Non-performing loans to total loans		0.84%		0.44%
Non-performing assets to total assets		0.50%		0.26%
Allowance for loan losses to total non-performing loans		154%		281%
Allowance for loan losses to average loans		1.33%		1.26%

The Company’s recorded investment in impaired loans, as defined by SFAS No. 114, was $9.3 million and $3.4 million at June 30, 2008 and September 30, 2007, respectively. The allowance for loan losses associated with impaired loans was $1.7 million and $283.6 at June 30, 2008 and September 30, 2007, respectively.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

6.	Securities

The following is a summary of securities available for sale at June 30, 2008 and September 30, 2007:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$588,073	$2,398	$(5,022)	$585,449
Collateralized mortgage obligations	35,401	613	(454)	35,560

Total mortgage-backed securities	623,474	3,011	(5,476)	621,009

Investment securities
U.S. Government Federal Agency Securities	5,053	21	(1)	5,073
State and municipal securities	152,035	338	(2,377)	149,996
Equities	1,145	2	(64)	1,083

Total investment securities	158,233	361	(2,442)	156,152

Total available for sale	$781,707	$3,372	$(7,918)	$777,161

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$536,280	$927	$(6,570)	$530,637
Collateralized mortgage obligations	41,126	272	(344)	41,054

Total mortgage-backed securities	577,406	1,199	(6,914)	571,691

Investment securities
U.S. Government Federal Agency Securities	84,005	118	(266)	83,857
State and municipal securities	140,026	338	(1,026)	139,338
Equities	105	7	(1)	111

Total investment securities	224,136	463	(1,293)	223,306

Total available for sale	$801,542	$1,662	$(8,207)	$794,997

The following is a summary of securities held to maturity at June 30, 2008 and September 30, 2007:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$9,929	$115	$(3)	$10,041
Collateralized mortgage obligations	1,090	7	(30)	1,067

Total mortgage-backed securities	11,019	122	(33)	11,108

Investment securities
State and municipal securities	30,365	312	(151)	30,526
Other investments	58	2	—	60

Total investment securities	30,423	314	(151)	30,586

Total held to maturity	$41,442	$436	$(184)	$41,694

September 30, 2007
Mortgage-backed securities
Mortgage-backed pass-through securities	$13,086	$78	$(83)	$13,081
Collateralized mortgage obligations	1,225	31	—	1,256

Total mortgage-backed securities	14,311	109	(83)	14,337

Investment securities
State and municipal securities	23,078	248	(139)	23,187
Other investments	57	3	—	60

Total investment securities	23,135	251	(139)	23,247

Total held to maturity	$37,446	$360	$(222)	$37,584

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

At June 30, 2008 and September 30, 2007, the accumulated unrealized net loss on securities available for sale, net of tax benefit of $1.8 million and $2.7 million, respectively, that was included in accumulated other comprehensive loss, a separate component of stockholders’ equity, was $2.7 million and $3.9 million, respectively. There were realized gains of $983 and no realized losses for the nine months ended June 30, 2008.

Securities, including held-to-maturity securities, with carrying amounts of $302,178 and $342,873 were pledged as collateral for borrowings and securities repurchase agreements at June 30, 2008 and September 30, 2007, respectively Securities with carrying amounts of $278,745 and $220,157 were pledged as collateral for municipal deposits and other purposes at June 30, 2008 and September 30, 2007, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2008 and September 30, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value
As of June 30, 2008
Available For Sale:
Mortgage-backed securities	$(4,775)	$321,555	$(701)	$23,157	$(5,476)	$344,712
U.S. Government agency securities	—	—	(1)	55	(1)	55
Municipal securities	(1,520)	88,997	(857)	19,890	(2,377)	108,887
Equity securities	(63)	978	(1)	104	(64)	1,082

Total available-for-sale:	(6,358)	411,530	(1,560)	43,206	(7,918)	454,736

Held to Maturity:
Mortgage-backed securities	(4)	4,372	(29)	1,309	(33)	5,681
State and municipal securities	(140)	9,739	(11)	790	(151)	10,529

Total held to maturity:	(144)	14,111	(40)	2,099	(184)	16,210

Total securities:	$(6,502)	$425,641	$(1,600)	$45,305	$(8,102)	$470,946

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

	Less than 12 months		12 months or longer		Total
	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value
As of September 30, 2007
Available For Sale:
Mortgage-backed securities	$(631)	$133,490	$(6,283)	$305,640	$(6,914)	$439,130
U.S. Government agency securities	—	—	(266)	53,802	(266)	53,802
Municipal securities	(710)	59,117	(316)	31,292	(1,026)	90,409
Equity securities	—	—	(1)	104	(1)	104

Total available-for-sale:	(1,341)	192,607	(6,866)	390,838	(8,207)	583,445

Held to Maturity:
Mortgage-backed securities	—	—	(83)	7,608	(83)	7,608
State and municipal securities	(1)	890	(138)	4,879	(139)	5,769

Total held to maturity:	(1)	890	(221)	12,487	(222)	13,377

Total securities:	$(1,342)	$193,497	$(7,087)	$403,325	$(8,429)	$596,822

Substantially all of the unrealized losses at June 30, 2008 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at June 30, 2008. A total of 468 securities were in a continuous unrealized loss position for less than 12 months, and 102 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity); therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2008. The Company does not own any preferred stock with Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

7.	Deposits

Major classifications of deposits are summarized below:

	June 30 2008	September 30, 2007
Demand Deposits
Retail	$167,956	$162,518
Commercial and municipal	216,425	201,213
Business and municipal NOW deposits	78,045	51,679
Personal NOW deposits	121,636	110,858

Total transaction accounts	584,062	526,268
Savings	351,431	346,430
Money market	300,919	277,793
Certificates of deposit	539,308	563,193

Total deposits	$1,775,720	$1,713,684

Municipal deposits of $208.3 million and $176.5 million were included in total deposits at June 30, 2008 and September 30, 2007, respectively. Certificates of deposit include $16.7 million in brokered deposits at June 30, 2008 and $14.2 million at September 30, 2007.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

8.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2008		September 30, 2007
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$375,886	3.31%	$456,169	4.99%
Repurchase agreements	259,710	3.86%	205,073	4.09

Total borrowings	$635,596	3.53%	$661,242	4.71%

By remaining period to maturity:
One year or less	$217,370	2.64%	$376,753	5.13%
One to two years	58,151	3.65%	34,766	3.68
Two to three years	32,141	3.88%	15,745	3.91
Three to four years	22,500	4.03%	4,677	4.23
Four to five years	36,282	3.95%	—	—
Five years or greater	269,152	4.09%	229,301	4.24

Total borrowings	$635,596	3.53%	$661,242	4.71%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2008 and September 30, 2007, the Bank had pledged mortgages totaling $387,012 and $382,502, respectively. The Bank had also pledged securities with carrying amounts of $302,178 and $342,873 as of June 30, 2008 and September 30, 2007, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB which totaled $625,213 and $650,247 as of June 30, 2008 and September 30, 2007, the bank had unused borrowing capacity under the FHLB Line of Credit of $98,900 and $46,100, respectively. As of June 30, 2008, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $250,999. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

The Bank had $176,100 in overnight and floating rate borrowings that reprice daily, as of June 30, 2008. During the nine months ended June 30, 2008 no borrowings were called. Of the $418,226 in borrowings due in greater than one year, $249,500 are callable quarterly after an initial lockout period through their respective maturities. Premium recorded, but not accreted into income at June 30, 2008 was $819.

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

Basic earnings per common share is computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,720	40,722	39,014	41,012

Net Income	$6,306	$5,436	$17,283	$14,478
Basic earnings per common share	$0.16	$0.13	$0.44	$0.35

Diluted earnings per common share is computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,720	40,722	39,014	41,012
Effect of common stock equivalents	390	502	388	539

Total diluted shares	39,110	41,224	39,402	41,551
Net Income	$6,306	$5,436	$17,283	$14,478
Diluted earnings per common share	$0.16	$0.13	$0.44	$0.35

As of June 30, 2008, 816,515 weighted average shares were anti-dilutive on a fiscal year-to-date basis and 918,652 weighted average shares on quarter to date basis and therefore were not included in common stock equivalents for diluted earnings per share purposes.

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

As of June 30, 2008, the Company had $29.4 million in outstanding letters of credit, of which $14.4 million were secured by cash collateral.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

11.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plans		Other Post Retirement Plans
	Three months Ended June 30,		Three months Ended June 30,
	2008	2007	2008	2007
Service Cost	$—	$—	$—	$1
Interest Cost	382	452	24	28
Expected return on plan assets	(518)	(570)	—	—
Amortization net transition obligation	—	—	13	13
Amortization of prior service cost	—	—	1	1
Amortization of (gain) or loss	—	27	(26)	(25)

	$(136)	$(91)	$12	$18

	Pension Plans		Other Post Retirement Plans
	Nine months Ended June 30,		Nine months Ended June 30,
	2008	2007	2008	2007
Service Cost	$—	$—	$10	$14
Interest Cost	1,176	1,284	40	59
Expected return on plan assets	(1,593)	(1,716)	—	—
Amortization net transition obligation	—	—	18	18
Amortization of prior service cost	—	—	4	6
Amortization of (gain) or loss	—	27	(65)	(99)

	$(417)	$(405)	$7	$(2)

No contributions are expected to be made in fiscal 2008 for the pension plan.

On July 27, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, benefit accruals for future service ceased and no new participants may enter the Plan. The service cost component of pension expense for the year ended September 30, 2006 was $1.2 million.

In addition, the Provident Bank 401(k) Plan and Profit Sharing Plan was amended. The amendment to the 401(k) plan added a profit sharing contribution for employees which have been 3% of eligible compensation for fiscal 2007 and 2008. In 2008, it is anticipated that the annual cost of the profit sharing contribution will be approximately $800.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS 158”). The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. The Company adopted SFAS 158 effective September 30, 2007 and recorded the unrecognized components of defined benefit pension plans and other post retirement plans on the balance sheet at September 30, 2007. As a result of adoption of SFAS 158, the Company recorded $287, net of taxes of $193 as an adjustment to accumulated other comprehensive loss with an offset to Pension Funded Status.

PROVIDENT NEW YORK BANKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollars in thousands, except per share data)

12.	Income Taxes

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. During the third quarter of fiscal 2008, the statute of limitations expired for various federal and state tax returns. The effect of these expirations resulted in a decrease of $596 of unrecognized tax benefits that did not affect the effective tax rate, but rather reduced the carrying value of goodwill associated with past acquisitions and increased capital from the Company’s previous initial public offering. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. Such accrued interest payable was approximately $145 as of October 1, 2007 and $88 as of June 30, 2008. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. The Company’s Federal, New York State and New Jersey tax returns for fiscal years ended after 2004 are currently subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operations as of October 1, 2007.

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

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management and other financial services.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees and service charges, and net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts and investment management fees. Our non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We maintain a disciplined pricing strategy on deposit generation allowing us to compete for the highest quality loans, while maintaining an appropriate spread over funding assets.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total assets as of June 30, 2008 were $2.9 billion, relatively unchanged from September 30, 2007 levels. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

Net Loans as of June 30, 2008 were $1.7 billion, an increase of $48.2 million, or 3.0%, over net loan balances of $1.6 billion at September 30, 2007. Commercial loans increased by $41.3 million, or 4.6%, over balances at September 30, 2007, as the Company has increased its emphasis on commercial and industrial (“C&I”) lending. Consumer loans decreased by $1.5 million, or 0.6%, during the nine-month period ended June 30, 2008, while residential loans increased by $10.0 million, or 2.0%. Total loan originations, excluding loans originated for sale, were $429.2 million for the nine months ended June 30, 2008 and repayments were $375.9 million during the same time period. Non-performing loans increased $7.0 million from September 30, 2007, primarily due to the current economic slow down.

Net charge-offs of $3.5 million for the nine months ended June 30, 2008 represent 0.28% of average loans outstanding on an annualized basis. At $14.2 million, non-performing loans as a percentage of total loans was 0.84%, as compared to 0.44% at September 30, 2007, and 0.48% at June 30, 2007. The allowance for loan losses represents 1.33% of average loans and 154% of non-performing loans, at June 30, 2008 compared to 1.26% of average loans and 281% of non-performing loans at September 30, 2007.

Total securities decreased by $13.8 million, or 1.7%, to $818.6 million at June 30, 2008 net of improvements in market value of $1.9 million from $832.4 million at September 30, 2007. Mortgage-backed securities increased by $46.0 million, or 7.9% net of maturities and pay-downs totaling $94.2 million and sales of $39.5 million. U.S. Government federal agency securities decreased $78.8 million, or 94.0%. These decreases were partially offset by increases in state and municipal securities of $18.0 million, or 11.1% primarily due to purchases.

Deposits as of June 30, 2008 were $1.8 billion, an increase of $62.0 million, or 3.6%, from September 30, 2007. Retail and commercial transaction accounts were 32.9% of deposits at June 30, 2008 and 30.7% at September 30, 2007. The increase in demand deposits of $20.7 million, or 5.7%, and retail and commercial NOW accounts of $37.1 million or 22.9% were offset by a decrease in certificate of deposit accounts of $23.9 million. Money Market accounts increased by $23.1 million, or 8.3% and savings accounts increased by $5.0 million or 1.4%. Within the categories above municipal transaction accounts increased by $33.9 million, municipal money market increased by $21.8 million, municipal savings accounts decreased by $222,000 and municipal certificates of deposits decreased by $23.6 million. We added staff resources to our municipal business, which has resulted in increased municipal relationships and a lower reliance on municipal certificates of deposits, which are subject to competitive bidding.

Borrowings decreased by $25.6 million, or 3.9%, from September 2007, to $635.6 million. The decrease was due to the Company being able to fund the increases in loans previously noted and the purchases of treasury stock of $19.8 million through deposit growth and maturing investment securities.

Stockholders’ equity decreased by $3.9 million, or 1.0%, to $401.1 million at June 30, 2008, compared to $405.1 million at September 30, 2007. The decrease was primarily due to purchases of treasury stock and payment of dividends. Treasury stock repurchases during the third quarter of fiscal 2008 totaled 306,443 shares and 1,570,757 shares fiscal year-to-date, at a cost of $3.9 million and $19.8 million, respectively. These purchases were partially offset the Company’s net income of $17.3 million less dividends of $7.1 million, stock based compensation credits of $4.1 million and an improvement in other comprehensive income (loss) of $1.2 million. The Company has a remaining authorization to repurchase 1,165,901 additional shares, subject to market conditions.

Bank Tier I capital to adjusted total assets stands at 8.3% at June 30, 2008. Tangible capital at the holding company level is 8.63% of tangible assets.

Credit Quality

Provident Bank continued to build an allowance for loan losses for the last two quarters in light of the current slowing economy. Net charge-offs for the quarter were $812,000 down from $1.9 million in the prior linked quarter and up from $136,000 for the quarter ended June 30, 2007. Net charge-offs year-to-date are $3.5 million, or an annualized 0.28% of the average loan portfolio, compared to $874,000 or .08% annualized for the same period in the prior year. For fiscal year to date the allowance for loan losses increased $1.6 million as we recorded a provision of $5.1 million during the period. The main factors driving the increase in the Allowance were growth in the loan portfolio, particularly in the C&I loan category; an increase criticized loans, primarily C&I loans; and generally weakened economic conditions. Non-performing loans increased $7.0 million from $7.3 million at September 30, 2007 to $14.2 million at June 30, 2008, primarily due to the slowdown in the economy. The ratio of non performing loans to total loans is 0.84% of outstanding loans.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

Net income for the three months ended June 30, 2008 was $6.3 million, an increase of $0.9 million, compared to $5.4 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the three months ended June 30, 2008 increased by $1.9 million, or 8.3%, to $24.2 million, compared to $22.3 million for the same period in the prior year. The provision for loan losses for the three months ended June 30, 2008 increased $1.0 million, or 250%, to $1.4 million, compared to $400,000 for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios. Net interest margin on a tax equivalent basis for the three months ended June 30, 2008 increased 24 basis points compared to the same period last year from 3.80% to 4.04%, primarily due to increases in loans funded by maturing lower rate investments, and significant reductions in the average cost of deposits and borrowings. The third quarter of fiscal 2007 included a $500,000 reduction in interest expense associated with repayment of borrowings connected to prior acquisitions. Non-interest income remained relatively unchanged at $5.0 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Non-interest expense decreased $95,000, or 0.5%, to $19.0 million for the three months ended June 30, 2008, compared to $19.1 million for the same period in the prior year primarily due to the maturity of the Company’s first step ESOP loan in December 2007, in addition to lower advertising and promotion expense. Compensation and employee benefits increased due to employee related benefits and additional employees hired during fiscal 2008, as the Company added resources to its municipal business and opened a branch location in Tarrytown, Westchester County, New York. Occupancy expense increased as the Company invested in branch relocations and recorded closure costs of $175,000.

The relevant operating results performance measures follow:

	Three Months Ended June 30,
	2008	2007
Per common share:
Basic earnings	$0.16	$0.13
Diluted earnings	0.16	0.13
Dividends declared	0.06	0.05
Return on average (annualized):
Assets	0.90%	0.78%
Equity	6.25%	5.32%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$891,870	$14,893	6.72%	$847,627	$16,552	7.83%
Consumer loans	239,484	3,239	5.44	231,082	4,086	7.09
Residential mortgage loans	505,926	7,498	5.96	485,481	7,258	6.00

Total loans [1]	1,637,280	25,630	6.30	1,564,190	27,896	7.15

Securities-taxable	653,292	8,048	4.95	695,016	7,952	4.59
Securities-tax exempt [2]	177,933	2,655	6.00	149,125	2,305	6.20
Other earning assets	34,499	662	7.72	32,705	641	7.86

Total securities and other earning assets	865,724	11,365	5.28	876,846	10,898	4.98

Total interest-earning assets	2,503,004	36,995	5.94	2,441,036	38,794	6.37

Non-interest-earning assets	319,881			331,630

Total assets	$2,822,885			$2,772,666

Interest bearing liabilities:
NOW Checking	$189,629	259	0.55%	$160,187	144	0.36%
Savings, clubs and escrow	364,763	252	0.28	383,955	477	0.50
Money market accounts	311,120	1,161	1.50	256,541	1,723	2.69
Certificate accounts	545,413	4,515	3.33	589,733	6,657	4.53

Total interest-bearing deposits	1,410,925	6,187	1.76	1,390,416	9,001	2.60
Borrowings	629,325	5,691	3.64	593,467	6,654	4.50

Total interest-bearing liabilities	2,040,250	11,878	2.34	1,983,883	15,655	3.16

Non- interest bearing deposits	357,515			348,698
Other non-interest-bearing liabilities	19,428			30,557

Total liabilities	2,417,193			2,363,138
Stockholders’ equity	405,692			409,528

Total liabilities and equity	$2,822,885			$2,772,666

Net interest rate spread			3.60%			3.21%

Net earning assets	$462,754			$457,153

Net interest margin		25,117	4.04%		23,139	3.80%

Less tax equivalent adjustment [2]		(929)			(808)

Net interest income		$24,188			$22,331

Ratio of average interest-earning assets to average interest bearing liabilities	122.68%			123.04%

[1]	Includes non-accrual loans

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30, 2008 vs. 2007 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$819	$(2,478)	$(1,659)
Consumer loans	143	(990)	(847)
Residential mortgage loans	291	(51)	240
Securities-taxable	(501)	597	96
Securities-tax exempt[2]	428	(78)	350
Other earning assets	33	(12)	21

Total interest income	1,213	(3,012)	(1,799)

Interest-bearing liabilities
NOW checking	29	86	115
Savings	(23)	(202)	(225)
Money market	313	(875)	(562)
Certificates of deposit	(473)	(1,669)	(2,142)
Borrowings	381	(1,344)	(963)

Total interest expense	227	(4,004)	(3,777)

Net interest margin	986	992	1,978
Less tax equivalent adjustment[2]	(152)	31	(121)

Net interest income	$834	$1,023	$1,857

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2008 increased by $1.9 million, or 8.3%, to $24.2 million, compared to $22.3 million for the quarter ended June 30, 2007. Net interest income on a tax-equivalent basis increased by $2.0 million, or 8.5%, to $25.1 million for the quarter ended June 30, 2008, compared to $23.1 million for the same three months in 2007. The target fed funds rate averaged 2.08% for the quarter ended June 30, 2008 versus an average of 5.25% for the same quarter in the prior year. Comparable declines were experienced in the prime rate to which $445.3 million in loans reprice and $176.1 million in overnight and floating rate borrowings reprice. Interest expense decreased by $3.8 million, or 24.1% to $11.9 million, for the quarter, compared to $15.7 million for the same quarter in 2007. Interest expense for the three months ended June 30, 2007 included a benefit of approximately $500,000 for the accretion of premiums recorded related to called borrowings assumed from a prior acquisition. Average interest-bearing liabilities increased by $56.4 million and the average cost of interest-bearing liabilities decreased by 82 basis points. The average yields on the loan portfolio decreased by 85 basis points. Average yields on investment securities and other earning assets on a tax-equivalent basis increased by 30 basis points as low yielding investments matured and were either replaced with higher yielding securities or used to fund loan growth. Interest-bearing deposit accounts decreased 84 basis points primarily in the certificate of deposit category. The Company employs a disciplined pricing strategy which allows us to compete effectively in the market place without matching competitors’ promotional rates or terms in order to retain deposit balances. Average borrowings costs decreased 86 basis points primarily due to floating rate borrowings repricing downward in response to the Federal Reserves’ lowering of the target federal funds rate. The tax equivalent net interest margin, therefore, increased by 24 basis points to 4.04%, while net interest spread increased by 39 basis points as compared to 2007 to 3.60%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $1.4 million in loan loss provisions for the quarter ended June 30, 2008, and recognized net charge-offs of $812,000 in the quarter. This compares to $400,000 in loan loss provisions and $136,000 in net charge-offs for the quarter ended June 30, 2007. The primary driver of the increased charge-offs in the current quarter is the performance of the small business credit-scored portfolio. Net charge-offs for this portfolio were $731,800 of the $99.2 million of average outstanding balances for the quarter. We continued to increase reserves in the quarter due to increases in the total loans outstanding, particularly commercial and industrial loans and construction loans and weakened economic conditions.

Non-interest income for the three months ended June 30, 2008 increased by $36,000, or 0.8% to $5.0 million. Deposit fees and service charges increased of $252,000, or 8.8%, primarily in overdraft fees and debit card fees. This increase offset a decline in title insurance fees and lower “other” non-interest income, due to $235,000 in interest recorded on an IRS refund settled in the third quarter of fiscal 2007.

Non-interest expense for the three months ended June 30, 2008 decreased by $95,000, or 0.5%, to $19.0 million, primarily due to the maturity of the Company’s first step ESOP loan in December 2007, in addition to lower advertising and promotion expense. Compensation and employee benefits increased $678,000 or 7.9% due to increased incentive accruals of $306,000 employee related benefits and additional employees hired during fiscal 2008, as the Company added resources to its municipal business and opened a branch location in Tarrytown, Westchester County, New York. Occupancy expense increased as the Company invested in branch relocations and recorded closure costs of $175,000.

Income Tax expense increased $118,000 to $2.6 million for the three months ended June 30, 2008, as compared to $2.4 million for June 30, 2007. The effective tax rates were 28.8% and 30.9%, respectively. The decrease was due to increased investment in tax-exempt securities as compared to the prior period and the expiration of the first step ESOP loan which was primarily a non-deductible expense.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and June 30, 2007

Net income for the nine months ended June 30, 2008 was $17.3 million, an increase of $2.8 million, compared to $14.5 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the nine months ended June 30, 2008 increased by $7.3 million, or 11.7%, to $69.8 million, compared to $62.5 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the nine months ended June 30, 2008 increased 37 basis points compared to the same period last year from 3.52% to 3.89%, primarily due to increases in loans funded by maturing lower rate investments, as well as reductions in the average cost of interest bearing liabilities. Provision for loan losses for the nine months ended June 30, 2008 increased by $3.9 million, or 325%, compared to $1.2 million for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios. Non-interest income increased $808,000, or 5.4%, to $15.7 million for the nine months ended June 30, 2008, compared to $14.9 million for the nine months ended June 30, 2007, as a death benefit of $350,000 on bank owned life insurance, $330,00 related to the sale of student loans and $235,000 in interest recorded on an IRS refund received in fiscal 2007 was offset by increases in deposit fees, investment management fees and gains on sales of securities of $983,000. Non-interest expense increased $457,000, or 0.8%, to $56.0 million for the nine months ended June 30, 2008, compared to $55.5 million for the same period in the prior year primarily due to increases in compensation and employee benefits and occupancy expense from indexed increases in rental costs and the costs of branch relocations and closures. These categories were partially offset by decreases in stock based compensation (the ESOP loan maturity), professional fees, intangible amortization and advertising and promotion.

The relevant operating results performance measures follow:

	Nine Months Ended June 30,
	2008	2007
Per common share:
Basic earnings	$0.44	$0.35
Diluted earnings	0.44	0.35
Dividends declared	0.18	0.15
Return on average (annualized):
Assets	0.82%	0.69%
Equity	5.70%	4.73%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Nine Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$888,756	$47,779	7.18%	$814,331	$47,501	7.80%
Consumer loans	241,367	10,995	6.08	234,479	12,472	7.11
Residential mortgage loans	499,252	22,327	5.97	470,129	20,874	5.94

Total loans [1]	1,629,375	81,101	6.65	1,518,939	80,847	7.12

Securities-taxable	653,161	24,058	4.92	761,860	25,683	4.51
Securities-tax exempt [2]	170,325	7,793	6.11	143,325	6,523	6.08
Other earning assets	35,587	2,052	7.70	34,192	1,819	7.11

Total securities and other earning assets	859,073	33,903	5.27	939,377	34,025	4.84

Total interest-earning assets	2,488,448	115,004	6.17	2,458,316	114,872	6.25

Non-interest-earning assets	316,843			346,359

Total assets	$2,805,291			$2,804,675

Interest bearing liabilities:
NOW Checking	$186,310	794	0.57%	$154,187	411	0.36%
Savings, clubs and escrow	351,936	944	0.36	375,843	1,413	0.50
Money market accounts	279,382	4,208	2.01	248,278	4,693	2.53
Certificate accounts	562,918	16,949	4.02	605,581	20,447	4.51

Total interest-bearing deposits	1,380,546	22,895	2.22	1,383,889	26,964	2.61
Borrowings	656,650	19,578	3.98	629,475	23,132	4.91

Total interest-bearing liabilities	2,037,196	42,473	2.78	2,013,364	50,096	3.33

Non- interest bearing deposits	342,858			343,659
Other non-interest-bearing liabilities	20,142			38,311

Total liabilities	2,400,196			2,395,334
Stockholders’ equity	405,095			409,341

Total liabilities and equity	$2,805,291			$2,804,675

Net interest rate spread			3.39%			2.92%

Net earning assets	$451,252			$444,952

Net interest margin		72,531	3.89%		64,776	3.52%

Less tax equivalent adjustment [2]		(2,728)			(2,283)

Net interest income		$69,803			$62,493

Ratio of average interest-earning assets to average interest bearing liabilities	122.15%			122.10%

[1]	Includes non-accrual loans

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Nine Months Ended June 30, 2008 vs. 2007 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$4,199	$(3,921)	$278
Consumer loans	361	(1,838)	(1,477)
Residential mortgage loans	1,343	110	1,453
Securities-taxable	(3,855)	2,230	(1,625)
Securities-tax exempt[2]	1,238	32	1,270
Other earning assets	77	156	233

Total interest income	3,363	(3,231)	132

Interest-bearing liabilities
NOW checking	101	282	383
Savings	(87)	(382)	(469)
Money market	549	(1,034)	(485)
Certificates of deposit	(1,376)	(2,122)	(3,498)
Borrowings	971	(4,525)	(3,554)

Total interest expense	158	(7,781)	(7,623)

Net interest margin	3,205	4,550	7,755
Less tax equivalent adjustment[2]	(434)	(11)	(445)

Net interest income	$2,771	$4,539	$7,310

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the nine months ended June 30, 2008 increased by $7.3 million, or 11.7%, to $69.8 million, compared to $62.5 million for the nine months ended June 30, 2007. Net interest income on a tax-equivalent basis increased by $7.8 million, or 12.0%, to $72.5 million for the nine months ended June 30, 2008, compared to $64.8 million for the same nine months in 2007. The target fed funds rate averaged 2.85% for the nine month period ended June 30, 2008 versus an average of 5.25% for the same period in the prior year. Comparable declines were experienced in the prime rate to which $445.3 million in loans reprice and $176.1 million in overnight and floating rate borrowings reprice. Interest expense decreased by $7.6 million, or 15.2% to $42.5 million, for the period, compared to $50.1 million for the same period in 2007. Average interest-bearing liabilities increased by $23.8 million and the average cost of interest-bearing liabilities decreased by 55 basis points. The average yields on the loan portfolio decreased by 47 basis points. Average yields on investment securities and other earning assets on a tax-equivalent basis increased by 43 basis points as low yielding investments matured and were either replaced with higher yielding securities or used to fund loan growth. Interest-bearing deposit accounts decreased 39 basis points, primarily from lower cost certificates of deposits as the company maintained a disciplined pricing strategy. Average borrowings costs decreased 93 basis points primarily due to floating rate borrowings repricing downward in response to the Federal Reserves’ lowering of the target federal funds rate. The tax equivalent net interest margin, therefore, increased by 37 basis points to 3.89%, while net interest spread increased by 47 basis points as compared to 2007 to 3.39%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $5.1 million in loan loss provisions for the nine months ended June 30, 2008, and recognized net charge-offs of $3.5 million in the same period. This compares to loan loss provisions of $1.2 million and net charge-offs of $874,000 for the nine months ended June 30, 2007. The primary driver of the increased charge-offs in the current period is the performance of the small business credit-scored portfolios. Net charge-offs for this portfolio were $3.1 million of the $94.5 million of average outstanding balances for the period In addition, we have experienced growth in the loan portfolio, particularly in the C&I loan category, and an increase in criticized loans, primarily C&I, as of June 30, 2008. Overall economic conditions have weakened as well. Thus, the provision we recorded resulted in an increase of $1.6 million in the Allowance for Loan Losses from $20.4 million at September 30, 2007 (1.2% of loans outstanding) to $22.0 million at June 30, 2008 (1.3% of loans outstanding).

Non-interest income for the nine months ended June 30, 2008 increased by $808,000, or 5.4%, to $15.7 million compared to $14.9 million for the same period in 2007. The largest increases were seen in deposit fees and service charges which increased $705,000 or 8.3% due to higher collection of overdraft fees and increased revenue from debit cards. Gains on sales of securities increased by $979,000 as the Company was able to shorten the average lives of certain mortgage backed securities and realize appreciation on the securities sold. Declines were seen in title insurance fees, and bank owned life insurance (due to a death benefit received in 2007) and “other” non-interest income (due to Internal Revenue Service interest refund and exiting the student loan business in 2007).

Non-interest expense increased $457,000, or 0.8%, to $56.0 million for the nine months ended June 30, 2008, compared to $55.5 million for the same period in the prior year primarily due to increases in compensation and employee benefits and occupancy expense from indexed increases in rental costs and the costs of branch relocations and closures. Compensation and benefits increased by $2.4 million or 9.9% primarily due to increased incentive accruals of $550,000, higher benefit costs of $882,000 due to increases in medical costs, payroll taxes and profit sharing expenses and $503,000 due to lower levels of salary deferrals on loan originations and $507,000 in staff increases and new positions for our Westchester location and our municipal deposits division. These categories were partially offset by decreases in stock based compensation (the ESOP loan maturity), professional fees, amortization of intangibles and advertising and promotion.

Income Taxes. Income tax expense was $7.2 million for the nine months ended June 30, 2008, compared to $6.2 million for the same period in 2007. The effective tax rates were 29.3% and 30.0%, respectively. The lower effective rate in 2008 reflects the increased utilization of tax-exempt securities and the maturity of the first step ESOP loan, which expense was primarily non deductible for tax purposes, partially offset by the non taxable BOLI death benefit received in 2007.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment and mortgage-backed securities. During the nine months ended June 30, 2008 and 2007, loan originations, excluding loans originated for sale, totaled $429.2 million and $470.6 million, respectively, and purchases of securities totaled $230.9 million and $110.1 million, respectively. Paydowns, maturities and sales on securities totaled $246.8 million and therefore afforded the opportunity to reduce higher cost borrowings for the nine month period ending June 30, 2008. Loan origination commitments and undrawn lines of credit totaled $506.9 million at June 30, 2008. The Company anticipates that it will have sufficient funds available to meet current loan commitments based upon past experiences of funding such commitments. The Company invested in an additional $5.0 million in BOLI during the third quarter of fiscal 2008 and at June 30, 2008, the Company had investments totaling $47.1 million in BOLI contracts. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the products and interest rates offered by local competitors, the appeal of non-deposit investments, and other factors. During the nine-month period ended June 30, 2008 short-term interest rates were significantly reduced. The target federal funds rate at 2.00% has dropped 275 basis points since September 2007, after remaining at 5.25% for almost all of the prior year. The interest rate yield curve has finally regained a positive slope as the ten-year US Treasury yield at 3.97% was higher than the two-year note with a 2.62% yield.

Total deposits increased by $62.0 million for the nine months ended June 30, 2008. Within the deposit categories, transaction accounts increased by $57.8 million, commercial and municipal transaction accounts increased $41.6 million or 16.4%. Certificates of deposit decreased $23.9 million with municipal certificates decreasing $23.6 and non municipal certificates decreasing $253,800. Savings accounts increased by $5.0 million. The trends seen in deposit categories as of June 30, 2008 are consistent with those that the Company historically experiences in the first nine months of the fiscal year, although municipal deposit growth, especially transaction accounts, had grown faster due to the additional resources employed in this business unit. Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance limits.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $635.6 million was outstanding at June 30, 2008. At June 30, 2008, we had additional borrowing capacity of $251.0 million under all credit facilities with the Federal Home Loan Bank. The Company may utilize brokered certificates of deposit as well, and as of June 30, 2008 there was $16.7 million outstanding. Management believes that the Company’s available sources of liquidity are adequate to meet its anticipated funding needs.

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $223.4 million, or 8.3% of adjusted assets (which is above the minimum required level of $105.9 million, or 4.0%) and a total risk-based capital level of $245.4 million, or 13.0% of risk-weighted assets (which is above the required level of $147.8 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2008, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Company declared a dividend of $0.06 per share payable on August 21, 2008 to stockholders of record on August 7, 2008.

The following table sets forth the Bank’s regulatory capital position at June 30, 2008 and September 30, 2007, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008:
Tangible capital	$223,391	8.3%	$39,718	1.5%	$—	—
Tier 1 (core) capital	223,391	8.3	105,916	4.0	132,395	5.0%
Risk-based capital:
Tier 1	223,391	11.8	—	—	110,870	6.0
Total	245,392	13.0	147,827	8.0	184,784	10.0

September 30, 2007:
Tangible capital	$212,497	8.1%	$39,578	1.5%	$—	—
Tier 1 (core) capital	212,497	8.1	105,541	4.0	131,926	5.0%
Risk-based capital:
Tier 1	212,497	11.6	—		109,656	6.0
Total	232,886	12.7	146,208	8.0	182,760	10.0

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

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109,” Accounting for Income Taxes.” FIN 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. At the adoption date of October 1, 2007, the Company had approximately $1.2 million of unrecognized tax benefits, all of which would have an immaterial effect upon our effective tax rate if recognized. During the third quarter of fiscal 2008, the statute of limitations expired for various federal and state tax returns. The effect of these expirations resulted in a decrease of $596 of unrecognized tax benefits that did not affect the effective tax rate, but rather reduced the carrying value of goodwill associated with past acquisitions and increased capital from the Company’s previous initial public offering. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. Such accrued interest payable was approximately $145,000 as of October 1, 2007 and $88,400 as of June 30, 2008. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur due to a challenge. The Company’s Federal, New York State and New Jersey tax returns for fiscal year ended after 2004 are currently subject to examination. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions or impact our financial position and results of operation as of October 1, 2007.

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential loans and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments. In addition, the Company invests in long-term municipal bonds when market conditions are favorable due to the tax advantaged nature of such securities somewhat offsetting the longer duration of such assets. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in NPV and NII. The table below sets forth, as of June 30, 2008, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Quarterly Report - Quantitative Analysis - NPV June 30, 2008

	NPV			Net Interest Income
	Estimated	Estimated Increase (decrease) NPV		Estimated Net Interest	Estimated Increase (Decrease) in Net Interest Income
Change in Interest Rates	NPV	Amount	Percent	Income	Amount	Percent
300	$329,093	$(126,033)	-27.7%	$99,663	$(1,211)	-1.2%
200	370,943	(84,183)	-18.5%	100,338	(536)	-0.5%
100	408,192	(46,934)	-10.3%	101,003	129	0.1%
0	455,126	—	0.0%	100,874	—	0.0%
-100	463,028	7,902	1.7%	99,123	(1,751)	-1.7%

The table set forth above indicates that at June 30, 2008, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 1.7% increase in NPV and a 1.7% decrease in net interest income. In the event of an immediate 100 basis point increase in interest rates, we would be expected to experience a 10.3% decrease in NPV and a 0.1% increase in net interest income.

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

The federal funds target rate remained constant the first 11 months of fiscal 2007 at 5.25% and was decreased 50 basis points from 5.25% to 4.75% in September 2007. During the first nine months of fiscal 2008, the Federal Open Market Committee (“FOMC”) decreased the target fed funds rate an additional 275 basis points ending the period at 2.00%. During the same period, U.S. Treasury rates in the five year maturities have decreased 92 basis points from 4.25% to 3.33% and U.S. Treasury 10 year notes have decreased 62 basis points from 4.59% to 3.97%. The disproportional lower rate of decrease on longer term maturities has somewhat normalized the inverted yield curve, which had been flat to inverted on the short end of the treasury curve at various times in the prior year. The flat-to-inverted yield curve effectively increased the rate paid on interest-bearing deposits at a faster pace than the rate earned on term investments and fixed rate loans in the Bank’s portfolio. The positively sloped yield curve would normally reduce the rates paid on deposits and for short term borrowings; however, the market has not completely reacted to these changes due to concerns created by the sub-prime collateral uncertainties, which have put pressures on general credit market liquidity.

With the instability of the liquidity markets, many competitors have increased deposit rates through promotional specials or “bonus” rates. Competition for deposits may intensify, causing the Company to defend its deposit base by increasing its deposit rates paid without a commensurate increase in asset yields. This has left short-term funding rates higher than some intermediate U.S. Treasury yields. Should the credit markets stabilize, the Federal Reserve could reverse direction and increase the federal funds rate to reduce inflationary risks. This could cause the yield curve to rise and steepen, potentially reducing the NPV resulting from asset value declines.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	—			1,472,344
May 1 - May 31	255,398	12.97	226,443	1,245,901
June 1 - June 30	80,000	12.34	80,000	1,165,901

Total	335,398	$12.82	306,443

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options(28,955) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1	Provident amended and restated 1995 Supplemental Executive Retirement Plan*

10.2	Provident 2005 Supplemental Executive Retirement Plan*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: August 8, 2008	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)