Form 10-K
period 2008-09-30
PROVIDENT NEW YORK BANCORP
filed 2008-12-15
CIK 1070154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25233

PROVIDENT NEW YORK BANCORP

(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation on Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)

(845) 369-8040

(Registrant’s Telephone Number including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer – See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2008 was $457,678,880.

As of December 5, 2008 there were outstanding 39,818,450 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2008.

PROVIDENT NEW YORK BANCORP

FORM 10-K TABLE OF CONTENTS

September 30, 2008

PART I

ITEM 1. Business

Provident New York Bancorp

Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”). At September 30, 2008, Provident Bancorp had consolidated assets of $3.0 billion, deposits of $2.0 billion and stockholders’ equity of $399.2 million. As of September 30, 2008, Provident Bancorp had 39,815,213 shares of common stock outstanding.

Provident Bank

Provident Bank, an independent, full-service community bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. With $3.0 billion in assets and 547 full-time equivalent employees, Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate 33 branches which serve the Hudson Valley region, including 32 branches located in Rockland, Orange, Sullivan, Ulster, Westchester and Putnam Counties in New York, and one branch in Bergen County, New Jersey which operates under the name Towncenter Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, community business (small business) and retail banking products and services.

We also offer deposit services to municipalities located in the State of New York through Provident Bank’s wholly-owned subsidiary, Provident Municipal Bank.

Provest Services Corp. I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. Through September 30, 2008, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding are wholly-owned subsidiaries in the form of a real estate investment trusts and hold both residential and commercial real estate loans.

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

Non-Bank Subsidiaries

In addition to Provident Bank, the Company owns Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh’) that was acquired in connection with the acquisition of Warwick Community Bancorp (“WSB”) and Hudson Valley Investment Advisors, LLC (“HVIA), an investment advisory firm that generates investment management fees. Hardenburgh had gross revenue from title insurance policies and abstracts of $0.9 million and net income of $101,067 in 2008, and HVIA generated $2.2 million in fee income in 2008 and net income of $378,073.

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

Forward-Looking Statements

From time to time the Company has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A. and our Cautionary Statement Regarding Forward-Looking Information included in Item 7.

Market Area

Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money center and large regional banks in our market area. At September 30, 2008, our 33 full-service banking offices consisted of 11 offices in Rockland County, New York, 15 offices in Orange County, New York, and six offices in contiguous Ulster, Putnam, Westchester and Sullivan Counties, New York. There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located.

Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. Rockland and Orange Counties represent a suburban area with a broad employment base. These counties also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. According to data published by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2008, Provident Bank holds the #2 share of deposits in Rockland County and #2 share of deposits in Orange County, and overall has the combined #3 share of deposits in Rockland and Orange Counties, New York.

Lending Activities

General. We originate commercial real estate loans, commercial business loans and acquisition, development and construction loans (collectively referred to as the “commercial loan portfolio”). We also originate in our market area fixed-rate and adjustable-rate (“ARM”) residential mortgage loans collateralized by one- to four-family residential real estate, and consumer loans such as home equity lines of credit, homeowner loans and personal loans. We retain most of the loans we originate, although we may sell longer-term one- to four-family residential loans and participations in some commercial loans.

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $15.0 million. Loans secured by commercial real estate totaled $554.8 million, or 32.0% of our total loan portfolio at September 30, 2008, and consisted of 1,079 loans outstanding with an average loan balance of approximately $516,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities of ten years. Amortization on these loans is typically based on 20-year payout schedules. Margins generally range from 200 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

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

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2008, we had 2,489 commercial business loans outstanding with an aggregate balance of $243.6 million, or 14.1% of the total loan portfolio. As of September 30, 2008, the average commercial business loan balance was approximately $98,000 although there are a large number of loans with balances substantially greater than this average.

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

One- to Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million. This portfolio totaled $513.4 million, or 29.6% of our total loan portfolio at September 30, 2008.

We offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or A-“. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans, which are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. During the past year, the market for jumbo loans has been erratic with many of the normal outlets unable to purchase this type of loan, consequently, no loans were sold during fiscal 2008. We retained in our portfolio mainly all loans originated in fiscal 2008, totaling $76.9 million (residential originations only). As of September 30, 2008 there was $189,000 in loans held for sale, which was originated through the State of New York Mortgage Agency (“SONYMA”) program.

We also originate loans other than jumbo loans that are not saleable to Fannie Mae or Freddie Mac, but which we deem to be acceptable risks. The amount of such loans originated for fiscal 2008 was $7.8 million, all of which were retained in our loan portfolio.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. As of September 30, 2008, bi-weekly loans totaled $180.2 million, or 35.1% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2008, loans serviced for others, including loan participations, totaled $129.3 million.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2008, our ARM portfolio included $4.4 million in loans that re-price every six months, $29.2 million in loans that re-price once a year, $6.2 million in loans that re-price periodically after an initial fixed-rate period of one year or more and $581,000 that reprice based upon other miscellaneous re-pricing terms. Our adjustable rate loans do not have interest-only or negative amortization features. We do not nor have we in the past originated “subprime” loans, loans which have a low credit score, high loan to value and no income verification and options on payment.

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

Construction Loans, Land Acquisition and Development Loans. We originate land acquisition, development and construction loans to builders in our market area. These loans totaled $171.0 million, or 9.9% of our total loan portfolio at September 30, 2008. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers we deem to be our lowest risk, higher loan-to-value ratios may be allowed. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus, infrequently an interest reserve, of which there are $40.8 million in balances associated with these reserves. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2008, consumer loans totaled $248.7 million, or 14.4% of the total loan portfolio.

At September 30, 2008, the largest group of consumer loans consisted of $225.1 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2008, homeowner loans totaled $58.6 million or 3.4% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $166.5 million, or 9.6% of our total loan portfolio at September 30, 2008, with $159.5 million remaining undisbursed.

Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2008, these loans totaled $23.7 million, or 1.4% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which includes most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms. We also offer overdraft lines of credit on an unsecured basis, outstanding balances on these loans totaled $4.7 million with additional undrawn lines totaling $15.2 million.

Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We generally lend at a 80% loan to value ratio for home equity loans, but will go to 90% loan to value with a strong loan profile and higher pricing.

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

Student Loans. As of June 30, 2007 the Company no longer originates these student loans and had no student loans held for sale at either September 30, 2007 or September 30, 2008.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential mortgage loans	$513,381	29.6%	$500,825	30.6%	$462,996	31.4%	$456,794	33.5%	$380,749	38.2%

Commercial real estate loans	554,811	32.0	535,003	32.8	529,607	35.9	497,936	36.6	327,414	32.8
Commercial business loans	243,642	14.1	207,156	12.6	160,823	10.9	148,825	10.9	105,196	10.6
Construction loans	170,979	9.9	153,074	9.3	96,656	6.6	66,710	4.9	54,294	5.4

Total commercial loans	969,432	56.0	895,233	54.7	787,086	53.4	713,471	52.4	486,904	48.8

Home equity lines of credit	166,491	9.6	162,669	9.9	149,862	10.2	134,997	9.9	80,013	8.0
Homeowner loans	58,569	3.4	59,705	3.6	55,968	3.8	40,221	3.0	26,921	2.7
Other consumer loans	23,680	1.4	19,626	1.2	17,646	1.2	16,590	1.2	23,047	2.3

Total consumer loans	248,740	14.4	242,000	14.7	223,476	15.2	191,808	14.1	129,981	13.0

Total loans	1,731,553	100.0%	1,638,058	100.0%	1,473,558	100.0%	1,362,073	100.0%	997,634	100.0%

Allowance for loan losses	(23,101)		(20,389)		(20,373)		(21,047)		(16,648)

Total loans, net	$1,708,452		$1,617,669		$1,453,185		$1,341,026		$980,986

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage		Commercial Real Estate		Commercial Business		Construction (1)		Consumer		Total
Due During the Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2009	$6,739	6.78%	$42,110	6.01%	$86,456	5.47%	$94,053	5.68%	$9,490	6.53%	$238,848	5.73%
2010 to 2013	11,548	5.75	137,328	6.53	63,607	6.46	70,678	5.57	27,935	7.54	311,096	6.36
2013 and beyond	495,094	5.95	375,373	6.81	93,579	6.23	6,248	4.84	211,315	5.83	1,181,609	6.22

Total	$513,381	5.96	$554,811	6.68	$243,642	6.02	$170,979	5.60	$248,740	6.05	$1,731,553	6.18

(1)	Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2)	Includes land acquisition loans.

(1) Includes land acquisition and development loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2008 that are contractually due after September 30, 2009.

	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$464,666	$41,976	$506,642

Commercial real estate loans	272,013	240,688	512,701
Commercial business loans	68,876	88,310	157,186
Construction loans	680	76,246	76,926

Total commercial loans	341,569	405,244	746,813

Consumer loans	82,202	157,048	239,250

Total loans	$888,437	$604,268	$1,492,705

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

Our loan origination and sales activity may be adversely affected by a rising interest rate environment or period of falling house prices that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand, as well as being impacted by the level of unemployment and housing sale activity. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank. Consistent with its long-standing credit policies, Provident Bank does not originate or hold subprime mortgage loans, which we consider as loans which have a low credit score, high loan to value and no income verification and options on payment. We also hold no subprime loans through our investment portfolio.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level yield method. Deferred loan origination costs (net of deferred fees) were $2.7 million at September 30, 2008.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale. The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $655,111 are included in other assets at September 30, 2008. See also Notes 2 and 5 of the “Notes to Consolidated Financial Statements”

Loans to One Borrower. At September 30, 2008, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $24.7 million, $24.1 million, $19.4 million, $18.5 million and $16.6 million. See “Regulation—Regulation of Provident Bank—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. At September 30, 2008, we had non-accrual loans of $13.6 million and $3.3 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2007 we had non-accrual loans of $3.5 and $3.7 million of loans 90 days past due and still accruing interest.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold.

When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of book value or fair value less cost to sell. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2008 we had one REO property with a recorded balance of $84,440.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
One- to four- family	5	$1,150	19	$4,218	24	$5,368
Commercial real estate	5	363	12	3,832	17	4,195
Construction	—	—	9	5,596	9	5,596
Commercial business	6	171	35	2,811	41	2,982
Consumer	17	109	41	421	58	530

Total	33	$1,793	116	$16,878	149	$18,671

At September 30, 2007
One- to four- family	7	$1,861	15	$1,899	22	$3,760
Commercial real estate	5	1,427	8	2,586	13	4,013
Construction	—	—	2	689	2	689
Commercial business	9	357	19	1,683	28	2,040
Consumer	27	146	30	401	57	547

Total	48	$3,791	74	$7,258	122	$11,049

At September 30, 2006
One- to four- family	6	$580	10	$1,102	16	$1,682
Commercial real estate	—	—	6	2,980	6	2,980
Commercial business	—	—	12	489	12	489
Consumer	18	120	42	453	60	573

Total	24	$700	70	$5,024	94	$5,724

At September 30, 2005
One- to four- family	6	$638	6	$1,070	12	$1,708
Commercial real estate	—	—	3	92	3	92
Commercial business	11	264	3	120	14	384
Consumer	28	150	22	359	50	509

Total	45	$1,052	34	$1,641	79	$2,693

At September 30, 2004
One- to four- family	6	$762	11	$1,597	17	$2,359
Commercial real estate	1	377	4	488	5	865
Commercial business	7	158	7	474	14	632
Consumer	25	107	19	178	44	285

Total	39	$1,404	41	$2,737	80	$4,141

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	2008		2007		2006		2005		2004
			(Dollars in thousands)
	90 days past due and still accruing	Non- Accrual	90 days past due and still accruing	Non- Accrual	90 days past due and still accruing	Non- Accrual	90 days past due and still accruing	Non- Accrual	Non- Accrual
Non-performing loans:
One- to four- family	$2,487	$1,731	$1,899	$—	$629	$472	$1,337	$65	$1,597
Commercial real estate	732	3,100	1,487	1,099	613	2,367	92	—	488
Commercial	—	2,811	46	1,637	30	459	—	120	474
Construction loans	—	5,596	45	644	—	—	—	—	—
Consumer	70	351	272	129	310	144	—	27	178

Total non-performing loans	$3,289	$13,589	$3,749	$3,509	$1,582	$3,442	$1,429	$212	$2,737

Real estate owned:
One- to four- family
Total real estate owned		84		139		87		92	—

Total non-performing assets		$16,962		$7,397		$5,111		$1,733	$2,737

Ratios:
Non-performing loans to total loans		0.97%		0.44%		0.34%		0.12%	0.27%
Non-performing assets to total assets		0.57%		0.26%		0.18%		0.07%	0.15%

For the year ended September 30, 2008, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $1.1 million. Interest income actually recognized on such loans totaled $724,000.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as “special mention” As of September 30, 2008, we had $6.5 million of assets designated as “special mention”

When we classify assets as either “substandard” or “doubtful” we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify a problem asset as “loss,” we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2008, classified assets consisted of substandard assets of $23.0 million and $757,705 of doubtful assets.

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

We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan.

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

Allowance for Loan Losses By Year. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For Years Ended September 30,
	2008	2007	2006	2005	2004
Balance at beginning of year	$20,389	$20,373	$21,047	$16,648	$10,698

Transfer to reserve for contingent loan commitments	—	—	(395)	(256)	(334)
Charge-offs:
One- to four- family	(97)	—	—	(23)	(1)
Commercial real estate	(627)	—	—	—	—
Commercial business	(3,596)	(2,164)	(1,509)	(750)	(284)
Consumer	(609)	(329)	(327)	(380)	(199)

Total charge-offs	(4,929)	(2,493)	(1,836)	(1,153)	(484)

Recoveries:
One- to four- family	—	—	—	—	86
Commercial business	291	581	236	69	32
Consumer	150	128	121	109	100

Total recoveries	441	709	357	178	218

Net charge-offs	(4,488)	(1,784)	(1,479)	(975)	(266)
Allowance recorded in acquisitions	—	—	—	4,880	5,750
Provision for loan losses	7,200	1,800	1,200	750	800

Balance at end of year	$23,101	$20,389	$20,373	$21,047	$16,648

Ratios:
Net charge-offs to average loans outstanding	0.28%	0.12%	0.11%	0.08%	0.03%
Allowance for loan losses to non-performing loans	137%	281%	406%	1283%	608%
Allowance for loan losses to total loans	1.33%	1.24%	1.38%	1.55%	1.67%

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

	September 30,
	2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four- family	$1,494	$513,381	29.6%	$668	$500,825	30.6%	$765	$462,996	31.4%
Commercial real estate	5,793	554,811	32.0	8,157	535,003	32.7	9,382	529,607	35.9
Commercial business	7,051	243,642	14.1	5,223	207,156	12.6	5,461	160,823	10.9
Construction	6,841	170,979	9.9	4,743	153,074	9.3	2,862	96,656	6.6
Consumer	1,922	248,740	14.4	1,598	242,000	14.8	1,903	223,476	15.2

Total	$23,101	$1,731,553	100.0%	$20,389	$1,638,058	100.0%	$20,373	$1,473,558	100.0%

	September 30,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four- family	$503	$456,794	33.5%	$1,523	$380,749	38.2%
Commercial real estate	10,662	497,936	36.6	7,141	327,414	32.8
Commercial business	5,851	148,825	10.9	4,385	105,196	10.5
Construction	2,343	66,710	4.9	2,005	54,294	5.4
Consumer	1,688	191,808	14.1	1,594	129,981	13.1

Total	$21,047	$1,362,073	100.0%	$16,648	$997,634	100.0%

Securities Investments

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies. On September 7, 2008 Freddie Mac and Fannie Mae were placed into conservatorship by the Federal Government. Although repayment of the underlying mortgages are guaranteed by these agencies, no assurance can be placed upon their ability to meet these obligations should the borrowers of the underlying mortgages default. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and CMOs, and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate and credit risk.

Statement of Financial Accounting Standard (SFAS) No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Government and Agency Securities. At September 30, 2008, we held government and agency securities available for sale with a fair value of $30.0 million, consisting primarily of Agency obligations with short-term maturities (less than one year). While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings.

Corporate and Municipal Bonds. At September 30, 2008, we held no corporate debt securities. Although corporate bonds may offer a higher yield than that of a U.S. Treasury or Agency security of comparable duration, corporate bonds also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency, and favors issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2008, we held $182.2 million in bonds issued by states and political subdivisions, $32.6 million of which were classified as held to maturity at amortized cost and are unrated and $149.6 million of which were classified as available for sale at fair value. We held obligations of one issuer for $5.7 million at September 30, 2008 which was a municipality within our local service area. At September 30, 2008 we held $29.2 million in obligations that were rated less than “A”, but still investment grade.

Equity Securities. At September 30, 2008, our equity securities available for sale had a fair value of $1.0 million and consisted of stock issued by Fannie Mae (120 shares), and certain other equity investments. We also held $28.7 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2008 amounted to $2.5 million. We held no preferred shares of Freddie Mac or Fannie Mae for the year ended September 30, 2008. We also held no “auction rate securities” or “pooled trust preferred securities” during the year ended September 30, 2008.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac and Fannie Mae; (iii) increase liquidity, and (iv) maintain our status as a thrift for charter purposes and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, Fannie Mae and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government, such as Ginnie Mae. At September 30, 2008, our mortgage-backed securities portfolio totaled $621.4 million, consisting of $611.0 million available for sale at fair value and $10.4 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $37.4 million, consisting of $36.4 million available for sale at fair value and $1.0 million held to maturity at amortized cost, within this total, $12.8 million were issued by private issuers. The remaining mortgage-backed securities of $584.0 million were pass-through securities, consisting of $574.7 million available for sale at fair value and $9.3 million held to maturity at amortized cost.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

A portion of our mortgage-backed securities portfolio is invested in CMOs or collateralized mortgage obligations, including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae and Freddie Mac and certain private issuers. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Investment Securities:
U.S. Government securities	$—	$—	$—	$—	$17,012	$16,718
Federal agency obligations	30,022	30,041	84,005	83,857	272,494	269,462
State and municipal securities	159,334	149,601	140,026	139,338	95,405	95,970
Equity securities	1,146	1,030	105	111	947	879

Total investment securities available for sale	190,502	180,672	224,136	223,306	385,858	383,029

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	385,138	384,672	383,308	378,384	404,168	396,484
Freddie Mac	189,113	189,989	152,972	152,253	132,921	131,119
Ginnie Mae	2,300	2,300	2,877	2,838	3,798	3,701
CMOs and REMICs	34,521	34,055	38,249	38,216	37,668	37,396

Total mortgage-backed securities available for sale	611,072	611,016	577,406	571,691	578,555	568,700

Total securities available for sale	$801,574	$791,688	$801,542	$794,997	$964,413	$951,729

At September 30, 2008, our available for sale federal agency securities portfolio, at fair value, totaled $30.0 million, or 1.0% of total assets. Of the federal agency portfolio, based on amortized cost, $30.0 million had maturities of one year or less and a weighted average yield of 2.08%, and $47,000 had maturities of between five and ten years and a weighted average yield of 2.64%. The agency securities portfolio currently includes primarily non-callable debentures.

State and municipal securities portfolio, available for sale, based on amortized cost, had $5.3 million in securities with a final maturity of one year or less and a weighted average yield of 2.90%; $12.7 million maturing in one to five years with a weighted average yield of 3.42%; $34.2 million maturing in five to ten years with a weighted average yield of 3.90% and $107.1 million maturing in greater than ten years with a weighted average yield of 4.09%. Equity securities available for sale at September 30, 2008 had a fair value of $1.0 million.

At September 30, 2008, $611.0 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 20.5% of total assets and $34.5 of CMO securities, at fair value. The total amortized cost of these pass- through securities was $611.1 million and consisted of $385.1 million, $189.1 million and $2.3 million of Fannie Mae, Freddie Mac and Ginnie Mae MBS, respectively, with respective weighted averages yields of 4.94%, 5.21% and 5.01%. At the same date, the fair value of our available for sale CMO portfolio totaled $34.1 million, or 1.1% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and $12.8 million sold by private party issuers. The amortized cost of these CMOs result in a weighted average yield of 4.86%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2008 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
State and municipal securities	$32,604	$32,391	$23,078	$23,187	$40,892	$40,927
Other	58	60	57	60	156	160

Total investment securities held to maturity	32,662	32,451	23,135	23,247	41,048	41,087

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	4,929	4,987	6,540	6,527	9,102	8,982
Freddie Mac	4,297	4,335	6,398	6,402	9,138	9,058
Ginnie Mae	87	89	148	152	232	238
CMOs and REMICs	1,038	1,037	1,225	1,256	1,467	1,511

Total mortgage-backed securities held to maturity	10,351	10,448	14,311	14,337	19,939	19,789

Total securities held to maturity	$43,013	$42,899	$37,446	$37,584	$60,987	$60,876

At September 30, 2008, our held to maturity mortgage-backed securities portfolio totaled $10.4 million at amortized cost, consisting of: $41,000 with a weighted average yield of 5.07% and contractual maturities of one year or less and $114,000 with a weighted average yield of 6.94% and contractual maturities within five years and $3.3 million with a weighted average yield of 5.73% and contractual maturities of five to ten years and $6.9 million with a weighted average yield of 4.79% with contractual maturities of greater than ten years; CMOs of $1.0 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

State and municipal securities totaled $32.7 million at amortized cost (primarily unrated obligations) and consisted of $17.3 million, with a final maturity of one year or less and a weighted average yield of 2.86%; $7.3 million, maturing in one to five years, with a weighted average yield of 4.0%; $4.1 million maturing in five to ten years, with a weighted average yield of 4.16% and $4.0 million, maturing in greater than ten years, with a weighted average yield of 3.98%.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2008. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
Fannie Mae	$—	—%	$9,058	4.67%	$21,026	4.21%	$355,054	5.00%	$385,138	$384,672	4.94%
Freddie Mac	69	4.94	4,614	4.02	9,738	4.19	174,692	5.30	189,113	189,989	5.21
Ginnie Mae	—	—	1	6.13	21	6.37	2,278	5.00	2,300	2,300	5.01
CMOs and REMICs	—	—	—	—	2,787	4.24	31,734	4.92	34,521	34,055	4.86

Total	69	4.94	13,673	4.45	33,572	4.21	563,758	5.08	611,072	611,016	5.02

Investment Securities
U.S. Government and agency securities	29,975	2.08	—	—	47	2.64	—	—	30,022	30,041	2.08
Equity securities	1,146	3.13	—	—	—	—	—	—	1,146	1,030	0.59
State and municipal	5,313	2.90	12,691	3.42	34,180	3.90	107,151	4.09	159,334	149,601	3.95

Total	36,434	2.20	12,691	3.42	34,227	3.79	107,151	4.09	190,502	180,672	3.64

Total debt securities available for sale	$36,503	2.24%	$26,364	3.95%	$67,799	4.05%	$670,909	4.92%	$801,574	$791,688	4.69%

Held to Maturity:

Mortgage-Backed Securities
Fannie Mae	$27	5.31%	$—	—%	$2,056	5.72%	$2,847	4.30%	$4,930	$4,987	4.90%
Freddie Mac	14	4.62	27	5.57	1,273	5.76	2,983	5.34	4,297	4,335	5.46
Ginnie Mae	—	—	87	7.41	—	—	—	—	87	89	7.39
CMOs and REMICs	—	—	—	—	—	—	1,037	4.53	1,037	1,037	4.53

Total	41	5.07	114	6.94	3,329	5.73	6,867	4.79	10,351	10,448	5.12

Investment Securities
State and municipal securities	17,192	2.86	7,272	4.00	4,117	4.16	4,023	3.98	32,604	32,391	3.42
Other	58	3.11	—	—	—	—	—	—	58	60	3.11

Total	17,250	2.86	7,272	4.00	4,117	4.16	4,023	3.98	32,662	32,451	3.42

Total debt securities held to maturity	$17,291	2.87%	$7,386	4.04%	$7,446	4.87%	$10,890	4.49%	$43,013	$42,899	3.83%

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

At September 30, 2008, our deposits totaled $2.0 billion. Interest-bearing deposits totaled $1.5 billion, and non-interest-bearing demand deposits totaled $487.9 million. NOW, savings and money market deposits totaled $975.4 million at September 30, 2008. Also at that date, we had a total of $525.9 million in certificates of deposit, of which $487.4 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. Our limited purpose commercial bank subsidiary, Provident Municipal Bank, accepts municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term. At September 30, 2008 we had $16.6 million in brokered certificates of deposit.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits:
Retail	$162,161	8.1%	$162,518	9.5%	$163,582	9.4%
Commercial & municipal	325,729	16.4	201,213	11.7	203,265	11.8

Total demand deposits	487,890	24.5	363,731	21.2	366,847	21.2
Business & municipal NOW deposits	217,462	10.9	51,679	3.0	50,546	2.9
Personal NOW deposits	115,442	5.8	110,858	6.5	103,186	6.0
Savings deposits	335,986	16.9	346,430	20.2	378,337	21.9
Money market deposits	306,504	15.4	277,793	16.2	238,977	13.8

Subtotal	1,463,284	73.5	1,150,491	67.1	1,137,893	65.8
Certificates of deposit	525,913	26.5	563,193	32.9	591,766	34.2

Total deposits	$1,989,197	100.0%	$1,713,684	100.0%	$1,729,659	100.0%

As of September 30, 2008 and September 30, 2007 the Company had $460.8 million and $176.5 million, respectively, in municipal deposits.

The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2008			2007			2006
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
Non interest bearing deposits	$351,995	—	—	$347,956	—	—	$356,869	—	—
NOW deposits	189,524	$1,015	0.54%	153,869	$622	0.40%	154,708	$511	0.33%
Savings deposits(1)	356,854	1,243	0.35%	377,079	1,930	0.51%	445,419	2,258	0.51%
Money market deposits	285,119	5,299	1.86%	252,925	6,671	2.64%	230,933	4,178	1.81%
Certificates of deposit	556,973	20,787	3.73%	600,422	27,216	4.53%	538,045	19,855	3.69%

Total interest bearing deposits	1,388,470	$28,344	2.04%	1,384,295	$36,439	2.63%	1,369,105	$26,802	1.96%

Total deposits	$1,740,465			$1,732,251			$1,725,974

(1)	Includes club accounts and mortgage escrow balances.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2008
	Period to Maturity
	Less than	One to Two	Two to Three	More than		Percent of	Total at September 30,
	One Year	Years	Years	Three Years	Total	Total	2007	2006
	(Dollars in thousands)
Interest Rate Range:
2.00% and below	$5,869	$—	$—	$—	$5,869	1.1%	$—	$2,043
2.01% to 3.00%	408,421	14,062	170	19	422,672	80.4%	3,929	25,167
3.01% to 4.00%	15,898	7,041	2,526	3,091	28,556	5.4%	27,124	139,912
4.01% to 5.00%	55,476	2,702	1,294	7,254	66,726	12.7%	426,792	313,955
5.01% to 6.00%	1,746	—	—	334	2,080	0.4%	105,348	110,689
6.01% and above	10	—	—	—	10	0.0%	—	—

Total	$487,420	$23,805	$3,990	$10,698	$525,913	100%	$563,193	$591,766

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2008.

	Maturity
	3 months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000	$140,146	$83,422	$84,740	$31,279	$339,587
Certificates of deposit of $100,000 or more (¹)	135,266	25,016	18,829	7,215	186,326

Total of certificates of deposit	$275,412	$108,438	$103,569	$38,494	$525,913

(¹)

The weighted interest rates for these accounts, by maturity period, are 2.55% for 3 months or less; 2.79% for 3 to 6 months; 3.13% for 6 to 12 months; and 3.61% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 2.66%.

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances, repurchase agreements and overnight borrowings. At September 30, 2008, we had access to additional Federal Home Loan Bank advances of up to an additional $142.0 million on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$153,893	$376,753	$538,437
Average balance during year	257,942	418,363	373,471
Maximum outstanding at any month end	372,021	556,457	538,437
Weighted average interest rate at end of year	2.16%	5.13%	5.46%
Average interest rate during year	3.50%	5.35%	4.96%

Competition

We face significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits. Given the turmoil that has existed in the financial markets and related credit dislocations, many banks have been aggressively seeking deposits by utilizing interest rates which lack correlation to the current federal funds market. Although we have not been required to do so, net interest income could be adversely affected should competitive pressures cause us to increase our interest rates paid on deposits in order to maintain our market share.

Employees

As of September 30, 2008, we had 496 full-time employees and 97 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Provident Bancorp must generally limit its activities to those permissible for (i) financial holding companies under the Bank Holding Company Act, or (ii) multiple savings and loan holding companies under the Savings and Loan Holding Company Act. Activities in which a financial holding company may engage are those considered financial in nature or those incidental or complementary to financial activities. These activities include lending, trust and investment advisory activities, insurance agency activities, and securities and insurance underwriting activities. Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act.

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

As of October 1, 2008, the maximum amount of dividends that could be declared by Provident Bank for fiscal 2009, without regulatory approval, was net income for fiscal 2009, less $1.4 million.

In the future, Provident New York Bancorp’s ability to pay dividends may be subject to additional limitations, which are described below under the heading “Recent Regulatory Initiatives—Capital Purchase Program.”

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

At September 30, 2008, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

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

As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) signed into law on October 3, 2008, the $100,000 limit on insured deposits has been increased to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009. In addition, under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest –bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through the same date. While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits by the FDIC.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation.

For the quarter ended September 30, 2008, the annualized FICO assessment was equal to $0.012 for each $100 of insured domestic deposits maintained at an institution. We were allocated $759,792 in DIF assessment credits as of January 1, 2008. Remaining DIF assessment credits at September 30, 2008 were approximately $210 217.

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

Qualified Thrift Lender Test. As a federal savings association, Provident Bank must meet the qualified thrift lender (“QTL”) test. Under the QTL test, Provident Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. “Qualified thrift investments” are primarily mortgage loans and securities, and other investments related to housing, home equity loans, credit card loans, education loans and other consumer loans to a certain percentage of assets. Provident Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. If Provident Bank were to fail the QTL test, it would be required to either convert to a bank charter or operate under specified restrictions.

At September 30, 2008, Provident Bank maintained approximately 85% of its portfolio assets in qualified thrift investments, and satisfied the QTL test.

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2008, Provident Bank was in compliance with the loans-to-one-borrower limitations.

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

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or  1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2008, Provident Bank was in compliance with this requirement.

Other Regulations. Provident Bank is subject to federal consumer protection statutes and regulations promulgated under these laws, including, but not limited to, the:

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

Finally, Provident Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. Provident Bank has established policies and procedures intended to comply with these provisions.

Recent Regulatory Initiatives

Capital Purchase Program. Under the Capital Purchase Program (“CPP”) announced by the U.S. Department of the Treasury on October 14, 2008, as part of the Troubled Asset Relief Program (“TARP”), Treasury will invest up to $250 billion in eligible institutions in the form of non-voting senior preferred stock. Treasury has agreed to purchase up to $58.4 million of Provident Bancorp non-voting preferred stock. The transaction is subject to proper documentation and approval by the Company’s Board of Directors. If Provident Bancorp elects to participate, the Company will issue shares of a new series of senior preferred stock. The newly issued senior preferred stock will have an annual dividend of 5%, increasing to 9% after five years. The senior preferred stock will be callable after five years. In addition to purchasing the senior preferred stock, Treasury will receive 10-year warrants to acquire Provident Bancorp common shares with an aggregate market price of approximately $8.8 million, or 15% of the amount of the senior preferred stock investment.

If the senior preferred stock is issued, it will count as Tier 1 capital for regulatory capital purposes. Under the CPP rules, once the senior preferred stock is issued to Treasury, dividend payments on, and repurchases of, Provident Bancorp’s outstanding common and preferred stock are subject to certain limitations. For as long as any senior preferred stock is outstanding, no dividends may be declared or paid on Provident Bancorp’s outstanding preferred and common stock until all accrued and unpaid dividends on the senior preferred stock are fully paid. In addition, Treasury’s consent is required for any increase in dividends declared on shares of common stock above the dividend rate in effect as of October 14, 2008 before the third anniversary of the issuance of the senior preferred stock unless the senior preferred stock is redeemed by Provident Bancorp or transferred in whole by Treasury. Treasury’s consent also is required for any repurchase of any equity securities or trust preferred securities except for repurchases of the senior preferred stock or repurchases of common shares in connection with benefit plans consistent with past practice before the third anniversary of the issuance of the senior preferred stock unless redeemed by Provident Bancorp or transferred in whole by Treasury. As a result of the issuance of the senior preferred stock, Provident Bancorp and Provident Bank would be subject to certain restrictions on executive compensation. Treasury is requiring entities receiving TARP funds through a CPP investment to enter into a standard Securities Purchase Agreement. Under the terms of this form Securities Purchase Agreement, Treasury, as the investor, may unilaterally amend any term of the Agreement to the extent required to comply with any changes in applicable federal statutes enacted after the date the Agreement is executed. As a result, it is possible that the future changes in applicable federal law could result in changes in the terms of the Securities Purchase Agreement that would be adverse to Provident Bancorp.

TLGP. Provident Bancorp and Provident Bank participate in the TLGP. As a result, Provident Bank’s non-interest-bearing transaction deposits accounts (such as business checking accounts) and interest bearing transaction accounts paying 50 basis points or less, and IOLTA accounts will be fully insured through December 31, 2009, as described above under the heading “Deposit Insurance.” In addition the FDIC will guarantee all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012 If Provident Bancorp or Provident Bank did issue debt that was eligible for the guarantee, it would have to pay the FDIC an annualized fee of $0.50 to $1.00 for each $100 of debt depending on the term of the debt.

ITEM 1A. Risk Factors

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Instability and volatility in the credit markets has led to the adoption of legislation and regulatory actions which have the potential to significantly affect financial institutions and holding companies, including us. Under the Emergency Economic Stabilization Act of 2008 (“EESA”), the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under TARP on October 14, 2008, the Treasury announced the CPP under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the TLGP which is intended to strengthen confidence and encourage liquidity in the U.S. financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and IOLTA accounts), regardless of dollar amount until December 31, 2009.

We can provide no assurances that these actions will have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations. However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Participants in the CPP Are Subject to Certain Restrictions on Dividends, Repurchases of Common Stock, and Executive Compensation.

Treasury has agreed to purchase up to $58.4 million of Provident Bancorp non-voting cumulative senior preferred stock. The transaction is subject to proper documentation and approval by the Company’s Board of Directors. If we elect to participate, we will be subject to restrictions on dividends, repurchases of common stock, and executive compensation. Compliance with these restrictions and other restrictions may increase our costs and limit our ability to pursue business opportunities. Additionally, any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock. Unless leveraged and introducing additional interest rate risk our earnings and earnings per share would be adversely impacted by participation in the CPP.

Difficult Market Conditions Have Adversely Affected Our Industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers or to estimate the values of our assets may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Market Volatility and Returns May Lead to Reductions in Investment Management Revenues

Our investment management revenues depend in large part on the level of assets under management. Market volatility that lead customers to liquidate investments as well as lower asset values caused by poor investment returns can reduce our level of assets under management and thereby decrease our investment management revenues.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

In particular, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

An Inadequate Allowance for Loan Losses Would Negatively Impact Our Results of Operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

At September 30, 2008, our portfolio of commercial real estate loans totaled $554.8 million, or 32.0% of total loans, our commercial business loan portfolio totaled $243.6 million, or 14.1% of total loans, and our portfolio of construction loans totaled $171.0 million, or 10.0% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2008, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders’ equity would be approximately $4.04 per share.

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

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin. Since 2005, after the completion of the second step conversion and the ENB and WSB acquisitions shifts in short term market rates led to an inverted yield curve and consequently fierce competition for deposits. The overall increase in interest bearing deposits due to this competition and eventual migration of deposits to higher rate products increased interest bearing funding costs from 2.6% in 2006 to 3.3% in 2007. Subsequent to this funding costs have declined in 2008 to 2.6% in response to Federal Reserve Bank interest rate cuts. Average wholesale funding costs, as measured by the cost of borrowings, decreased from 4.3% in 2006 to 3.9% in 2008. These decreases outpaced the tax equivalent average yield on earning assets, which increased from 5.8% in 2006 to 6.1%

in 2008. The overall result was that tax equivalent net interest income has increased from $87.0 million in 2006, $87.9 million in 2007 and $99.0 million in 2008. A decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from an increasing volume of assets, if competitive market pressures limit our ability to reduce liability costs as the level of short-term interest rates decrease, or liability costs increase in response to increasing short-term rates. In this regard, we have $302.5 million in structured/callable advances with FHLB. The advances have interest rates that are below the level of comparable fixed term borrowings at the time of issue. If interest rates rise the borrowings may be called whereby the funds would need to be replaced at higher levels.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2008, our investment and mortgage-backed securities available for sale totaled $791.7 million. Unrealized losses on securities available for sale, net of tax, amounted to $5.9 million and are reported as a separate component of stockholders’ equity. Further, decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

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

Required Change in Control Payments and Issuance of Stock Options and Recognition and Retention Plan Shares. We have entered into employment agreements with executive officers, that require payments to be made to them in the event their employment is terminated following a change in control of Provident Bancorp or Provident Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan. The majority of grants under the plan were made in 2005 and generally vest over five years. In the event of a change in control, the vesting of stock and option grants accelerate. In 2006 we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company. These payments and the acceleration of grants would increase the cost of acquiring Provident Bancorp, thereby discouraging future takeover attempts.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

We maintain our executive offices, commercial lending division and investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 40,923 square feet. At September 30, 2008, we conducted our business through 33 full-service branches. Of our 33 branches 15 are located in Orange County, NY, 11 in Rockland County, NY, 2 in Ulster County, NY, 2 in Sullivan County, NY, 1 in Putnam County, NY, 1 in Westchester County and 1 in Bergen County, NJ. Additionally, 17 of our branches are owned and 16 are leased. The square footage of our branches range from 300 to 16,000 square feet.

In addition to our branch network and corporate headquarters we lease 6 and own 5 additional properties which are held for general corporate purposes. The total square footage of these properties is 31,278 square feet and they are located in Orange, Rockland, Sullivan and Ulster counties. See note 7 of the “Notes to Consolidated Financial Statements” filed herewith in Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment

ITEM 3. Legal Proceedings

Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to Provident Bancorp’s financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The shares of common stock of Provident New York Bancorp are quoted on the NASDAQ Global Select (“NASDAQ”) under the symbol “PBNY.” As of September 30, 2008, Provident New York Bancorp had 11 registered market makers, 5,919 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 39,815,213 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared
September 30, 2008	$14.53	$10.21	$0.06
June 30, 2008	14.65	11.06	0.06
March 31, 2008	14.20	11.45	0.06
December 31, 2007	14.02	11.70	0.06

September 30, 2007	$14.39	$11.51	$0.05
June 30, 2007	14.58	13.13	0.05
March 31, 2007	15.21	12.88	0.05
December 31, 2006	15.83	13.58	0.05

Payment of dividends on Provident New York Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Additionally, participation in the CPP would limit our ability to pay and increase dividends, as discussed above under “Recent Regulatory Initiatives.” Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2008 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2008.

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

PROVIDENT NEW YORK BANCORP

	Period Ending
Index	09/30/03	09/30/04	09/30/05	09/30/06	09/30/07	09/30/08
Provident New York Bancorp	100.00	125.57	126.61	150.87	146.67	150.66
NASDAQ Composite	100.00	106.15	120.41	126.39	151.18	117.06
SNL Mid-Atlantic Thrift Index	100.00	115.29	116.30	129.97	129.84	111.55

source: SNL Financial

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

(B)

Not Applicable

(C)

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Period (2008)				1,165,901
July 1 - July 31	—	$—	—	1,165,901
August 1 - August 31	3,461	13.10	—	1,165,901
September 1 - September 30	30,661	13.22	—	1,165,901

Total	34,122	$13.21	—

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes (34,122), as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]

The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares. Participation in the CPP would limit the Company’s ability to repurchase shares of common stock, as discussed above under “Recent Regulatory Initiatives.”

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

	At September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,984,371	$2,802,099	$2,841,337	$2,598,323	$1,826,856
Loans, net (1)	1,708,452	1,617,669	1,453,185	1,341,026	980,986
Securities available for sale	791,688	794,997	951,729	822,952	534,297
Securities held to maturity	43,013	37,446	60,987	70,949	69,078
Deposits	1,989,197	1,713,684	1,729,659	1,726,401	1,239,532
Borrowings	566,008	661,242	682,739	442,203	214,909
Equity	399,158	405,089	405,286	395,157	349,512

	Years Ended September 30,
	2008	2007	2006(11)	2005(9)	2004(8)
	(In thousands)
Selected Operating Data:

Interest and dividend income	$148,982	$151,626	$135,616	$116,171	$74,946
Interest expense	53,642	66,888	50,859	29,400	12,982

Net interest income	95,340	84,738	84,757	86,771	61,964
Provision for loan losses	7,200	1,800	1200	750	800

Net interest income after provision for loan losses	88,140	82,938	83,557	86,021	61,164
Non-interest income	21,042	19,845	17,152	17,007	11,135
Non-interest expense	75,500	74,590	71,256	70,582	56,146

Income before income tax expense	33,682	28,193	29,453	32,446	16,153
Income tax expense	9,904	8,566	9,258	11,204	5,136

Net income	$23,778	$19,627	$20,195	$21,242	$11,017

	footnotes on following page

	At or For the Years Ended September 30,
	2008	2007	2006	2005(9)	2004(8)
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income to average total assets)	0.84%	0.70%	0.75%	0.84%	0.69%
Return on equity (ratio of net income to average equity)	5.88	4.82	5.15	5.16	3.94
Average interest rate spread (2)	3.48	2.97	3.19	3.63	4.02
Net interest margin (3)	3.96	3.57	3.68	3.98	4.34
Efficiency ratio(4)	61.20	66.40	65.30	63.70	68.80
Non-interest expense to average total assets	2.68	2.68	2.63	2.79	3.49
Ratio of average interest-earning assets to average interest-bearing liabilities	122.26	122.34	122.48	126.07	135.27

Per Share Related Data: (9)

Basic earnings per share (7)	$0.61	0.48	$0.49	$0.49	$0.30
Diluted earnings per share(7)	0.61	0.48	0.49	0.49	0.29
Dividends per share	0.24	0.20	0.20	0.17	0.15
Book value per share (6)	10.03	9.82	9.49	9.08	8.82
Dividend payout ratio (5)	39.34%	41.67%	40.82%	34.69%	50.00%

Asset Quality Ratios:

Non-performing assets to total assets	0.57%	0.26%	0.18%	0.07%	0.15%
Non-performing loans to total loans	0.97	0.44	0.34	0.12	0.27
Allowance for loan losses to non-performing loans	137	281	406	1,283	608
Allowance for loan losses to total loans	1.33	1.24	1.38	1.55	1.67

Capital Ratios:

Equity to total assets at end of year	13.37%	14.46%	14.26%	15.21%	19.14%
Average equity to average assets	14.34	14.61	14.49	16.26	17.41
Tier 1 leverage ratio (bank only)	8.0	8.1	7.8	8.2	11.3

Other Data:
Number of full service offices	33	33	33	35	27

(1)	Excludes loans held for sale.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)

The net interest margin represents net interest income as a percent of average interest-earning assets for the period. Net interest income is commonly presented on a tax-equivalent basis. This is to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g. was received yet the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution. We follow these practices.

(4)

The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis. Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under generally accepted accounting principles) certain component elements, such as non-recurring charges, other real estate expense and amortization of intangibles (deducted from noninterest expense) and securities transactions and other non-recurring items (excluded from noninterest income). We follow these practices.

(5)	The dividend payout ratio represents dividends per share divided by basic earnings per share.
(6)

Book value per share is based on total stockholders’ equity and 39,815,213, 41,230,618, 42,699,046, 43,505,659 and 39,618,373 outstanding common shares at September 30, 2008, 2007, 2006, 2005 and 2004, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking offices and investing those deposits, together with funds generated from operations and borrowings, commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities. The Federal Reserve Board, through a series of reductions to the federal funds target rate, has acted to increase liquidity in the credit markets. These rate reductions significantly lowered yields on the short end of the treasury yield curve rather than the long end of the curve, resulting in a steeper yield curve than existed at the prior fiscal year-end.

Net income for the year ended September 30, 2008, increased 21.2% to $23.8 million, or $0.61 per diluted share from $19.6 million, or $0.48 per diluted share for the year ended September 30, 2007. Net income for the year ended September 30, 2006 was $20.2 million, or $0.49 per diluted share. Net interest income on a tax equivalent basis increased $10.6 million or 12.5% for the year ended September 30, 2008 as compared to the year ended 2007, but was relatively unchanged between fiscal 2006 and fiscal 2007. Net interest margin increased from 3.57% for fiscal 2007 to 3.96% for fiscal 2008. Average loans have grown from $1.4 billion in 2006 to $1.5 billion in 2007 and to $1.6 billion in 2008, the provision for loan losses increased from $1.2 million in 2006, to $1.8 million in 2007 and to $7.2 million in 2008 primarily due to an increase in charge-offs from $1.8 million in 2007, to $2.5 million in 2007 to $4.5 million in 2008 due to a softer economy in addition to the growth of the portfolio. Charge-offs increased due to the slow down in economic activity in 2008.

Non interest income was $17.2 million in 2006 increasing $3.9 million (resulting from banking fees as well as investment management fees and gains on sales of investment securities) to $ 19.8 million in 2007 and $21.0 million in 2008. Non interest expense was $71.3 million in 2006 increasing to $74.6 million in 2007 and $75.5 million in 2008.

Total assets increased to $3.0 billion at September 30, 2008 as compared to $2.8 billion at September 30, 2007. As the Company furthered its commercial lending and banking initiatives, loans increased by 5.7% and investment securities remained relatively unchanged compared to the year ended September 30, 2007.

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

We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. Other intangible assets have been recorded in connection with the acquisition of HVIA for non-competition and customer intangibles. As of September 30, 2008, the Company had $7.7 million recorded in core deposit and other intangibles.

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

Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have been engaged in Sunday banking since 1995 and extended service hours, since 1987. In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards. In 2006 we launched our Service Excellence Program designed to maintain the highest level of service to our customer base.

Growing and maintaining a Diversified Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we maintain commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio while continuing to grow our residential mortgage and consumer lending businesses. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields.

Expanding our Banking Franchise. Management intends to continue the expansion of the banking franchise and to increase the number of customers served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which improves our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in banking locations and technology to support exceptional service levels for Provident Bank’s customers.

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

Total assets as of September 30, 2008 were $3.0 billion, an increase of $182.3 million, or 6.5%, from September 30, 2007. The increase from September 30, 2007 was due to increases seen in the loan portfolio of $93.5 million, or 5.7%, and an increase in cash and due from banks of $78.5 million, due to a large deferred cash letter received on September 30, 2008. Core deposit and other intangibles decreased by $2.6 million. Goodwill decreased by $293,000 due to expiration of merger related tax items. The Company had $189,000 in loans held for sale as of September 30, 2008 and none at September 30, 2007.

Net loans as of September 30, 2008 were $1.7 billion, an increase of $90.8 million, or 5.6%, over net loan balances of $1.6 billion at September 30, 2007. Commercial loans, primarily commercial business loans, increased by $74.2 million, or 8.3%, over balances at September 30, 2007. Consumer loans increased by $6.7 million, or 2.8%, during the fiscal year ended September 30, 2008, while residential loans increased by $12.6 million, or 2.5%. Total loan originations, excluding loans originated for sale were $596.6 million for the fiscal year ended September 30, 2008, while repayments were $498.6 million for the fiscal year ended September 30, 2008.

Total securities increased by $2.3 million, to $834.7 million at September 30, 2008 from $832.4 million at September 30, 2007, primarily due to local municipal investments classified as held to maturity.

Deposits as of September 30, 2008 were $2.0 billion, an increase of $275.5 million, or 16.1%, from September 30, 2007. Included in the figures for September 30, 2008 were approximately $242.3 million in short-term seasonal municipal deposits. As of September 30, 2008 retail and commercial transaction accounts were 41.3% of deposits compared to 30.7% at September 30, 2007. The decrease in savings deposits of $10.4 million, or 3.0%, was largely due to the migration of the lower-yielding accounts to our certificate of deposit and money market deposit products or, in some cases, to other institutions offering higher yields (see “Liquidity and Capital Resources”). Certificates of deposit decreased $37.3 million or 6.6% as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place. These decreases were offset by an increase of $28.7 million, or 10.3%, in money market deposit accounts. Transaction accounts increased $294.5 million or 56.0%, primarily due to the aforementioned seasonal municipal deposits.

Borrowings decreased by $95.2 million, or 14.4%, from September 2007, to $566.0 million. The decrease is related to the borrowings being paid down by maturing investment securities and seasonal municipal deposits paying down short-term borrowings.

Stockholders’ equity decreased $5.9 million from September 30, 2007 to $399.2 million at September 30, 2008, due to purchases of treasury stock. Treasury stock repurchases were minimal during the fourth quarter of fiscal 2008 and totaled 1.6 million shares for the 2008 fiscal year, at a cost of $20.2 million. These purchases were partially offset by increases in the Company’s retained earnings of $14.3 million and stock based compensation vesting of $5.1 million. A decline in other comprehensive income (loss) of $5.4 million, added to the overall decrease in capital.

As of September 30, 2008 the Company had authorization to purchase up to an additional 1,165,901 shares of common stock (see item I Business: “Recent Regulatory Initiatives’). Bank Tier I capital to assets was 8.0% at September 30, 2008. Tangible capital at the holding company level was 8.48%.

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

	Years Ended September 30,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,644,388	$107,633	6.55%	$1,541,279	$109,940	7.13%	$1,391,562	$95,531	6.87%
Securities taxable	647,167	31,947	4.94	736,423	33,479	4.55	836,265	34,378	4.11
Securities-tax exempt	173,541	10,511	6.06	146,602	8,899	6.07	108,925	6,441	5.91
Other	35,103	2,570	7.32	34,042	2,422	7.11	30,852	1,520	4.93

Total Interest-earnings assets	2,500,199	152,661	6.11	2,458,346	154,740	6.29	2,367,604	137,870	5.82

Non-interest earning assets	320,765			329,016			337,815

Total assets	$2,820,964			$2,787,362			$2,705,419

Interest Bearing Liabilities:
NOW deposits	$189,524	1,015	0.54	$153,869	622	0.40	$154,708	511	0.33
Savings deposits(2)	356,854	1,243	0.35	377,079	1,930	0.51	445,419	2,258	0.51
Money market deposits	285,119	5,299	1.86	252,925	6,671	2.64	230,933	4,178	1.81
Certificates of deposit	556,973	20,787	3.73	600,422	27,216	4.53	538,045	19,855	3.69
Borrowings	656,538	25,298	3.85	625,139	30,449	4.87	564,006	24,057	4.27

Total interest-bearing liabilities	2,045,008	53,642	2.62	2,009,434	66,888	3.33	1,933,111	50,859	2.63
Non-interest bearing deposits	351,995			347,956			356,869
Other non-interest bearing liabilities	19,565			22,638			23,510

Total liabilities	2,416,568			2,380,028			2,313,490
Stockholders’ equity	404,396			407,334			391,929

Total liabilities and
Stockholders’ equity	$2,820,964			$2,787,362			$2,705,419

Net interest rate spread(3)			3.49%			2.97%			3.19%
Net Interest-earning assets(4)	$455,191			$448,912			$434,493

Net interest margin(5)		99,019	3.96%		87,852	3.57%		87,011	3.68%

Less tax equivalent adjustment		(3,679)			(3,114)			(2,254)

Net Interest income		$95,340			$84,738			$84,757

Ratio of interest-earning assets to interest bearing liabilities		122.26%			122.34%			122.48%

(1)	Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses. Includes prepayment fees and late charges.
(2)	Includes club accounts and interest-bearing mortgage escrow balances.
(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$7,321	$(9,628)	$(2,307)	$11,053	$3,357	$14,410
Securities taxable	(4,262)	2,730	(1,532)	(3,384)	2,485	(899)
Securities tax exempt	1,627	(15)	1,612	2,279	179	2,458
Other earning assets	76	72	148	171	731	902

Total interest-earning assets	4,762	(6,841)	(2,079)	10,119	6,752	16,871

Interest-bearing liabilities:
NOW deposits	145	248	393	(1)	112	111
Savings deposits	(100)	(587)	(687)	(321)	(41)	(362)
Money market deposits	775	(2,147)	(1,372)	429	2,064	2,493
Certificates of deposit	(1,869)	(4,560)	(6,429)	2,483	4,878	7,361
Borrowings	1,470	(6,621)	(5,151)	2,773	3,653	6,426

Total interest-bearing liabilities	421	(13,667)	(13,246)	5,363	10,666	16,029

Less tax equivalent adjustment	565		565	(804)	(56)	(860)

Change in net interest income	$4,906	$6,826	$11,732	$3,952	$(3,970)	$(18)

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended September 30, 2008 and September 30, 2007

Net income for the year ended September 30, 2008 was $23.8 million. This compares to $19.6 million for the year ended September 30, 2007. Diluted earnings per share were $0.61 for the year ended September 30, 2008 compared to $0.48 for the prior fiscal year.

Interest Income. Interest income for the year ended September 30, 2008 decreased to $149.0 million, a decrease of $2.6 million, or 1.7%, compared to the prior year. The decrease was primarily due to declines in general market interest rates on variable rate loans, as well as a decline in the average balances of taxable securities. Average interest-earning assets for the year ended September 30, 2008 were $2.5 billion, an increase of $41.9 million, or 1.7%, over average interest-earning assets for the year ended September 30, 2007 of $2.5 billion. Average loan balances grew by $103.1 million and average balances of securities and other earning assets decreased by $61.3 million. On a tax-equivalent basis, average yields on interest earning assets decreased by 18 basis points to 6.11% for the year ended September 30, 2008, from 6.29% for the year ended September 30, 2007. The repricing of floating rate assets was the primary reason for the decrease in asset yields.

Interest income on loans for the year ended September 30, 2008, decreased 2.1% to $107.6 million from $109.9 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2008 decreased to $63.5 million, from commercial loan interest income of $64.9 million for the prior fiscal year. Average balances of commercial loans grew $71.9 million to $901.6 million, with a 79 basis point decrease in the average yield. The decrease in yield relates to the decline in the prime rate of 2.75% during fiscal 2008. Commercial loans adjustable with the prime rate totaled $298.2 million at September 30, 2008. Interest income on consumer loans decreased by $2.5 million, or 14.7% and $154.5 million of consumer loans adjust with the prime rate. Income earned on residential mortgage loans was $29.9 million for the year ended September 30, 2008, up $1.6 million, or 5.7%, from the prior year.

Tax-equivalent interest income on securities and other earning assets increased to $45.0 million for the year ended September 30, 2008, compared to $44.8 million for the prior year. This was due to a tax-equivalent increase of 37 basis points in yields offset in part by a $62.3 million decline in the average balances of securities and other earning assets. During fiscal 2008 $92.5 million matured and were reinvested at current market rates.

Interest Expense. Interest expense for the year ended September 30, 2008 decreased by $13.2 million to $53.6 million, a decrease of 19.8% compared to interest expense of $66.9 million for the prior fiscal year. The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing liabilities for the year ended September 30, 2008 of 2.62% compared to 3.33% in fiscal 2007. The average interest rate paid on certificates of deposit decreased by 80 basis points to 3.73% for the year ended September 30, 2008, from 4.53% for the prior year. The average interest rate paid on savings decreased to 0.35% for the year ended September 30, 2008 from 0.51% paid during fiscal 2007. The average rate paid on money market rates also declined, 78 basis points to 1.86% for the year ended September 30, 2008. Due to increases in municipal deposits the rates paid on NOW accounts increased 14 basis points for fiscal 2008 as compared to fiscal 2007. Furthermore, this average cost of borrowings decreased 102 basis points which reflect the general market conditions during fiscal 2008.

Net Interest Income for the fiscal year ended September 30, 2008 was $95.3 million, compared to $84.7 million for the year ended September 30, 2007. The net interest margin increased by 39 basis points to 3.96%, while the net interest spread increased by 52 basis points to 3.49%. The 10-year US treasury rate was an average of 4.72% for the fiscal year ended September 30, 2007 compared to 3.90% for the year ended September 30, 2008 The Bank’s average cost of interest-bearing liabilities has decreased and, although the average asset yields also decreased during this period, they did so at a slower pace due to the asset/liability mix of the Company’s balance sheet. Further, the greater increase of interest earning assets compared to interest bearing liabilities improved net interest income.

Provision for Loan Losses. We recorded $7.2 million and $1.8 million in loan loss provisions for the year ended September 30, 2008 and September 30, 2007, respectively. At September 30, 2008, the allowance for loan losses totaled $23.1 million, or 1.33% of the loan portfolio, compared to $20.4 million, or 1.24% of the loan portfolio at September 30, 2007. Net charge-offs for the years ended September 30, 2008 and 2007 were $4.5 million and $1.8 million, respectively (an annual rate of 0.28% and 0.12%, respectively, of the average loan portfolio). Our credit-scored small business loan portfolio continued to account for the large majority of our charge-offs. During the year we recorded Net charge-offs of $3.5 million in this portfolio, on average outstanding balances of $99.9 million. While we respond promptly to any loans that are delinquent, we also monitor the portfolio to identify loans that are showing signs of weakness other than delinquencies. During the year we also moderately tightened credit standards in our underwriting process, in particular with applicants in industries we have identified as particularly vulnerable in this economy.

Our non-performing loans increased to $16.9 million at September 30, 2008 from $7.3 million at September 30, 2007. The majority of the increase came from the commercial sector and was centered in three real estate relationships. Negotiations are currently underway with the principals to restructure two of the obligations. Subsequent to year end, the Company received a deed in lieu of foreclosure on the third relationship. The remainder of the increase is attributed to other commercial loans and residential mortgages.

We increased the provision for loan losses to reflect the increase in charge-offs and non-performing loans. We also increased the provision for loan losses due to data showing slowing sales and declining values in one-to-four family homes in our market area, increasing unemployment, and credit and liquidity concerns in the financial markets, leading to an overall downturn in the economy. Based on our experience in integrating the loan portfolios acquired in the Ellenville and Warwick acquisitions in 2004, and further analysis of delinquency trends in our commercial mortgage portfolio, we decreased the percentage estimate of losses for the overall commercial mortgage and noncredit-scored commercial and industrial portfolios. Overall growth in the portfolio, particularly in the commercial mortgage and noncredit-scored commercial and industrial portfolios resulted in an increase in our estimate of the required allowance for loan losses as well.

Non-interest income consists primarily of banking fees and service charges, and net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $21.0 million for the fiscal year ended September 30, 2008 compared to $19.8 million for the prior fiscal year. Deposit fees and service charges increased by $995,000, or 8.7%. Income derived from the Company’s BOLI investments decreased by $212,000, or 10.4%, due to $403,000 in death benefit proceeds received in 2007. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. decreased $262,000 due to the continued slow down in the real estate markets. Investment management fees increased $191,000 which is related to increased balances under management. During the year ended September 30, 2008, the Company also recorded gains on sales of investment securities totaling $983,000 compared to a $8,000 loss for the prior year.

Non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Non-interest expense for the fiscal year ended September 30, 2008 increased by $910,000, or 1.2% to $75.5 million, compared to $74.6 million for the same period in 2007. Compensation and employee benefits increased by $3.6 million, or 10.6%, to $37.0 million for the year ended September 30, 2008. The increase was primarily attributable to increases in employee benefits, and additional employees hired in 2008, as the Company experienced increases in its health insurance programs, 401K matching and profit sharing expenses and added resources to its municipal bank business and opened a new branch location. Occupancy and office operations increased $998,000, or 8.7%, as the Company invested in branch relocations in 2008. Stock-based compensation decreased by $1.9 million due to lower acceleration of vesting of restricted stock awards and its first step ESOP loan maturing in December 2007 requiring less share allocations going forward. Marketing expenses decreased $899,000 to $3.3 million at September 30, 2008 as compared to $4.2 million at September 30, 2007 due primarily to the production costs associated with our 2007 media campaigns.

Income Taxes. Income tax expense was $9.9 million for the fiscal year ended September 30, 2008 compared to $8.6 million for fiscal 2007, representing effective tax rates of 29.4% and 30.4%, respectively. The lower tax rate in 2008 was primarily due to the continued shift to tax-exempt securities, as well as the maturity of the first-step ESOP loan, which was primarily non-deductible expense.

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

Net Interest Income for the fiscal year ended September 30, 2007 was $84.7 million, comparable to levels for the year ended September 30, 2006. The net interest margin declined by 11 basis points to 3.57%, while the net interest spread declined by 22 basis points to 2.97%. The change in short-term rates, which affected funding costs to a larger degree than existing earning assets (which are primarily fixed-rate until maturity) was disproportionately large as compared to the change in longer term market interest rates, and has decreased net interest margin. The 10-year US treasury rate was an average of 4.75% for the fiscal year ended September 30, 2006 compared to 4.72% for the year ended September 30, 2007. The Bank’s average cost of interest-bearing liabilities increased and, although the average asset yields increased during this period, they did so at a slower pace due to continued market pressure. This was offset somewhat by a greater increase of interest earning assets compared to interest bearing liabilities.

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

Non-interest expense for the fiscal year ended September 30, 2007 increased by $3.3 million, or 4.7% to $74.6 million, compared to $71.3 million for the same period in 2006. Compensation and employee benefits increased by $1.3 million, or 4.1%, to $33.5 million for the year ended September 30, 2007. The increase was primarily attributable to savings from retirement plan changes implemented the prior year, a decrease of $1.3 million in pension expense, offset by a $910,000 increase in 401-K expense as the Company increased its contribution percentage, and by scheduled salary increases, severance expense and higher incentive compensation. Marketing expenses increased $1.8 million to $4.2 million at September 30, 2007 as compared to $2.4 million at September 30, 2006, as the Company invested in marketing and development to improve market share and strengthen the franchise. Stock-based compensation decreased by $120,000 due to lower acceleration of vesting of restricted stock awards and ESOP forfeitures partially offset by a $177,000 increase in stock option expense. Occupancy and office operations remained unchanged at $11.4 million at both September 30, 2007 and 2006. Data and check processing expense decreased $467,000, or 15.1%, due to the transfer of our data processing operations in-house in November 2005. Other expenses increased by $370,000, or 4.6%. ATM and debit card expense increased $316,000, or 20.2%, primarily as a result of the increase in volume of transactions processed.

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

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2008 and 2007, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2008, commercial and retail loan commitments totaled $121.4 million. Approved closed undrawn lines of credit totaled $166.4 million, $159.5 million and $15.2 million for commercial, retail accounts, and overdraft protection lines, respectively. Letters of credit totaled $27.9 million. Letters of credit issued by the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity, of a customer to a third party, and represent an independent undertaking by the Company to the third party.

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

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
FHLB and other borrowings	$153,893	$85,090	$57,924	$269,101	$566,008
Letters of credits	7,346	13,429	280	6,853	27,908
Undrawn lines of credit	341,069	0	0	0	341,069
Operating leases	2,174	3,810	3,615	20,585	30,184

Total	$504,482	$102,329	$61,819	$296,539	$965,169
Commitments to extend credit	$79,247	42,157	0	0	$121,404

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2008, 2007 and 2006, our loan originations, including origination of loans held for sale, totaled $596.6 million, $626.7 million and $624.5 million, respectively. Purchases of securities available for sale totaled $263.9 million, $179.0 million and $259.0 million for the years ended September 30, 2008, 2007 and 2006, respectively. Purchases of securities held to maturity totaled $19.2 million, $7.8 million and $22.6 million for the years ended September 30, 2008, 2007 and 2006, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $121.4 million at September 30, 2008, and consisted of $115.2 million at adjustable or variable rates and $6.2 million at fixed rates. Unused lines of credit granted to customers were $341.1 million at September 30, 2008. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company invested an additional $5.0 million in BOLI during fiscal 2008. These investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $47.6 million and $40.8 million at September 30, 2008 and September 30, 2007, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net (decrease)/increase in total deposits was $275.5 million, $(15.9) million and $3.4 million for the years ended September 30, 2008, 2007 and 2006, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2008 totaled $487.4 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

In September 2008, the credit markets virtually collapsed causing the interest rate spreads for all credit except U.S. Treasury securities to widen. Further, due to the market uncertainty, there is a lack of demand for many credit products causing the market price obtained to have less than normal price stability. The result is that the volatility in price has become more pronounced. In addition, recent downgrades on insurers of many of the state and local government bonds we hold has negatively impacted our ability to borrow against or liquidate these securities should a need to raise additional funds arise from our banking operations. Due to the market disruptions, many banks have been seeking deposit funding. At present the historical relationships of deposit pricing in the market place have been dislocated and we may have to increase our deposit pricing in order to compete for deposits.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $566.0 million was outstanding at September 30, 2008. At September 30, 2008, we had the ability to borrow an additional $142.5 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $32.9 million by pledging securities not required to be pledged for other purposes as of September 30, 2008. Further, at September 30, 2008 we had only $16.6 million in Brokered Certificates of Deposit and have relationships with several brokers to utilize this sources of funding should conditions warrant further sources of funds. Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

Overall liquidity is represented by the following sources of funds (in thousands) as of September 30, 2008:

Cash and Due from Banks	$125,810
Investment Securities	32,900
Available advances from FHLB	142,500

Total immediate funding	$301,210

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

•

Recent and future legislation and regulatory actions responding to instability and volatility in the credit market may significantly affect our operations, financial condition and earnings. Future legislative or regulatory actions could impair our rights against borrowers, result in increased credit losses, and significantly increase our operating expenses.

•

The current levels of volatility in the market are unprecedented and have adversely affected us and the financial services industry as a whole. The market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets affect our business, financial condition and results of operations.

•

We could agree to the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan (“CPP”). Should we choose to participate, certain capital management programs would likely be curtailed. Specifically, our ability to increase dividends and repurchase shares of common stock will be limited and subject to the approval of the United States Treasury. Additionally, warrants will be granted for 15% of the amount received in preferred stock. The preferred stock will carry non deductible dividends of 5% for the first five years and 9% thereafter. Unless leveraged, the preferred stock issuance and warrants will have a dilutive effect on earnings available to common shareholders. Decreasing the dilutive effect may expose us to additional interest rate or credit risks. Limits on executive compensation may impact our ability to retain or attract executives for our company. Further within the agreement the U.S. Treasury as an investor, may unilaterally amend any term of the Agreement to the extent required to comply with any changes in applicable federal statutes enacted after the date the agreement is executed.

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

Estimated Changes in NPV and NIM. The table below sets forth, as of September 30, 2008, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		Estimated Net Interest	Increase (Decrease) in Estimated Net Interest Income
(basis points)	NPV	Amount	Percent	Income	Amount	Percent
(Dollars in thousands)
+300	$290,360	$(130,381)	-31.0%	$95,190	$(3,740)	-3.8%
+200	332,811	(87,930)	-20.9%	97,832	(1,098)	-1.1%
+100	394,721	(26,020)	-6.2%	100,056	1,126	1.1%
0	420,741	0	0.0%	98,930	0	0.0%
-100	408,819	(11,922)	-2.8%	96,121	(2,809)	-2.8%
-200	371,488	(49,253)	-11.7%	92,482	(6,448)	-6.5%

The table set forth above indicates that at September 30, 2008, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 2.8% decrease in NPV and a 2.8% decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 20.9% decrease in NPV and a 1.1% decrease in net interest income.

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

During the past fiscal year, the federal funds rate declined from 4.75% to 2.00% as the Federal Open Market Committee (“FOMC”) cut the target overnight lending rate six times between October, 2007 and March, 2008. U.S. Treasury yields in the two year maturities decreased by 202 basis points from 3.98% to 1.96% during fiscal year 2008 while the yield on U.S. Treasury 10 year notes decreased 76 basis points from 4.59% to 3.82% over the same time period. The disproportional lower rate of decrease on longer term maturities has resulted in the 2-10 year treasury yield curve being much steeper at the end of the past fiscal year than it was when the year began. The steeper yield curve caused a reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets tied to the prime rate and similar indices. Nevertheless, the full impact of the favorably sloped yield curve was not realized as liquidity problems in the credit markets caused many financial institutions to maintain higher rates on deposits, despite FOMC rate reductions, in order to attract much needed liquidity. Should credit markets stabilize, the FOMC could reverse direction and increase the target federal funds rate. This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.

In September 2008, the credit markets virtually collapsed causing the interest rate spreads for all credit except U.S. Treasury securities to widen. Further, due to the market uncertainty, there is a lack of demand for many credit products causing the market price obtained to have less than normal price stability. The result is that the volatility in price has become more pronounced. In addition, recent downgrades on insurers of many of the state and local government bonds we hold has negatively impacted our ability to borrow against or liquidate these securities should a need to raise additional funds arise from our banking operations. Due to the market disruptions, many banks have been seeking deposit funding. At present the historical relationships of deposit pricing in the market place have been disrupted and we may have to increase our deposit pricing in order to compete for deposits.

ITEM 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm – Financial Statements

(D)	Report of KPMG – Prior Independent Registered Public Accounting Firm

(E)	Consolidated Statements of Financial Condition as of September 30, 2008 and 2007

(F)	Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006

(G)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2008, 2007 and 2006

(H)	Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2008. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of September 30, 2008. This report appears on the following page.

/s/ George Strayton
By:	George Strayton
President and Chief Executive Officer
(Principal Executive Officer)
December 9, 2008

/s/ Paul Maisch
By:	Paul Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December 9, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Provident New York Bancorp

We have audited Provident New York Bancorp’s (“the Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Provident New York Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Provident New York Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident New York Bancorp as of September 30, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years then ended and our report dated December 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Livingston, New Jersey
December 10, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Provident New York Bancorp

We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp (“the Company”) as of September 30, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles. generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Livingston, New Jersey
December 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident New York Bancorp:

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Provident New York Bancorp and Subsidiaries for the year ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Provident New York Bancorp and Subsidiaries for the year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
December 11, 2006

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2008	2007
ASSETS
Cash and due from banks	$125,810	$47,291
Securities (including $765,334 and $563,030 pledged as collateral for borrowings and deposits in 2008 and 2007, respectively):
Available for sale, at fair value (note 3)	791,688	794,997
Held to maturity, at amortized cost (fair value of $42,899 and $37,584 in 2008 and 2007, respectively) (note 4)	43,013	37,446

Total Securities	834,701	832,443

Loans held for sale	189	—
Loans (note 5):
One to four family residential mortgage loans	513,381	500,825
Commercial real estate, commercial business and construction loans	969,432	895,233
Consumer loans	248,740	242,000

Gross Loans	1,731,553	1,638,058
Allowance for loan losses	(23,101)	(20,389)

Total loans, net	1,708,452	1,617,669

Federal Home Loan Bank (“FHLB”) stock, at cost	28,675	32,801
Accrued interest receivable (note 6)	10,881	12,641
Premises and equipment, net (note 7)	36,716	30,079
Goodwill (note 2)	160,861	161,154
Core deposit and other intangible assets (note 2)	7,674	10,273
Bank owned life insurance	47,650	40,818
Other assets (notes 5, 10 and 11)	22,762	16,930

Total Assets	$2,984,371	$2,802,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$1,989,197	$1,713,684
FHLB and other borrowings (including repurchase agreements of $260,166 and $205,073 in 2008 and 2007, respectively) (note 9)	566,008	661,242
Mortgage escrow funds (note 5)	7,272	5,982
Other (note 10)	22,736	16,102

Total liabilities	2,585,213	2,397,010

STOCKHOLDERS’ EQUITY (note 14):
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,815,213 and 41,230,618 shares outstanding in 2008 and 2007 respectively)	459	459
Additional paid-in capital	352,882	348,734
Unallocated common stock held by employee stock ownership plan (“ESOP”) (note 11)	(7,635)	(8,221)
Treasury stock, at cost (6,114,339 shares in 2008 and 4,698,934 in 2007)	(75,687)	(57,422)
Retained Earnings	138,720	125,743
Accumulated other comprehensive loss, net of taxes of $(6,532) in 2008 and $(2,874) in 2007 (note 12)	(9,581)	(4,204)

Total stockholders’ equity	399,158	405,089

Total liabilities and stockholders’ equity	$2,984,371	$2,802,099

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended September 30,

(Dollars in thousands, except per share data)

	2008	2007	2006
Interest and dividend income:
Loans, including fees	$107,633	$109,940	$95,531
Taxable securities	31,947	33,479	34,379
Non-taxable securities	6,832	5,785	4,186
Other earning assets	2,570	2,422	1,520

Total interest and dividend income	148,982	151,626	135,616

Interest expense:
Deposits	28,344	36,439	26,802
Borrowings	25,298	30,449	24,057

Total interest expense	53,642	66,888	50,859

Net interest income	95,340	84,738	84,757
Provision for loan losses	7,200	1,800	1,200

Net interest income after provision for loan losses	88,140	82,938	83,557

Non-interest income:
Deposit fees and service charges	12,429	11,434	10,689
Net gain on sale of securities available for sale	983	(8)	—
Title insurance fees	919	1,181	1,700
Bank owned life insurance	1,832	2,044	1,641
Investment management fees	3,012	2,821	1,490
Other earning assets	1,867	2,373	1,632

Total non-interest income	21,042	19,845	17,152

Non-interest expense:
Compensation and employee benefits	37,045	33,490	32,182
Stock-based compensation plans	3,809	5,706	5,826
Occupancy and office operations	12,434	11,436	11,435
Advertising and promotion	3,338	4,237	2,445
Professional fees	3,339	3,833	3,450
Data and check processing	2,551	2,621	3,088
Amortization of intangible assets	2,599	3,039	3,288
ATM/debit card expense	1,936	1,881	1,565
Other	8,449	8,347	7,977

Total non-interest expense	75,500	74,590	71,256

Income before income tax expense	33,682	28,193	29,453
Income tax expense	9,904	8,566	9,258

Net Income	$23,778	$19,627	$20,195

Weighted average common shares:
Basic	38,907,372	40,782,643	40,953,010
Diluted	39,226,641	41,266,816	41,441,859
Per common share (note 13)
Basic	$0.61	$0.48	$0.49
Diluted	$0.61	$0.48	$0.49

See accompanying notes to consolidated financial statements

PROVIDENT BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Common Stock Awards Under RRP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2005	43,505,659	$459	$345,631	$(10,045)	$(8,810)	$(28,195)	$104,484	$(8,367)	$395,157
Net income							20,195		20,195
Other comprehensive income (note 12)								765	765

Total comprehensive income									20,960
Reclassification in accordance with SFAS No.123R	—	—	(8,810)	—	8,810	—	—	—	—
Purchase of Hudson Valley Investment Advisors, Inc.	208,331	—	57	—	—	2,683	—	—	2,740
Deferred compensation transactions	—	—	1,220	—	—	—	—	—	1,220
Stock option transactions, net	168,079	—	1,510	—	—	2,130	(1,393)	—	2,247
ESOP shares allocated or committed to be released for allocation (212,622 shares)	—	—	1,651	946	—	—	—	—	2,597
RRP awards	24,000	—	(311)	—	—	307	4	—	—
Vesting of RRP shares	—	—	1,822	—	—	—	—	—	1,822
Other RRP transactions	(45,129)	—	804	—	—	(562)	—	—	242
Purchase of treasury stock	(1,161,894)	—	—	—	—	(13,336)	—	—	(13,336)
Cash dividends paid ($0.20 per common share)	—	—	—	—	—	—	(8,363)	—	(8,363)

Balance at September 30, 2006	42,699,046	459	343,574	(9,099)	—	(36,973)	114,927	(7,602)	405,286
Implementation of SAB 108	—	—	(69)	—	—	—	361		292

Balance as adjusted at October 1, 2006	42,699,046	459	343,505	(9,099)	—	(36,973)	115,288	(7,602)	405,578
Net income							19,627		19,627
Other comprehensive income (note 12)								3,685	3,685

Total comprehensive income									23,312
Adjustment to initially apply SFAS No. 158, net of tax (note 11a)	—	—	—	—	—	—	—	(287)	(287)
Deferred compensation transactions	—	—	48	—	—	—	—	—	48
Stock option transactions, net	112,362	—	1,307	—	—	984	(894)	—	1,397
ESOP shares allocated or committed to be released for allocation (187,827 shares)	—	—	1,765	878	—	—	—	—	2,643
RRP awards	5,000	—	(70)	—	—	70	—	—	—
Vesting of RRP shares	—	—	2,007	—	—	—	—	—	2,007
Other RRP transactions	(45,319)	—	172	—	—	(590)	—	—	(418)
Purchase of treasury stock	(1,540,471)	—	—	—	—	(20,913)	—	—	(20,913)
Cash dividends paid ($0.20 per common share)	—	—	—	—	—	—	(8,278)	—	(8,278)

Balance at September 30, 2007	41,230,618	459	348,734	(8,221)	—	(57,422)	125,743	(4,204)	405,089
Net income							23,778		23,778
Other comprehensive income (note 12)								(5,377)	(5,377)

Total comprehensive income									18,401
Deferred compensation transactions	—	—	40	—	—	—	—	—	40
Stock option transactions, net	183,494	—	1,582	—	—	1,899	(1,291)	—	2,190
ESOP shares allocated or committed to be released for allocation (84,429 shares)	—	—	492	586	—	—	—	—	1,078
RRP awards	6,000	—	(81)	—	—	66	15	—	—
Vesting of RRP shares	—	—	1,811	—	—	—	—	—	1,811
Other RRP transactions	(34,142)	—	—	—	—	(451)	—	—	(451)
Purchase of treasury stock	(1,570,757)	—	—	—	—	(19,779)	—	—	(19,779)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	—	(9,525)	—	(9,525)
Other	—	—	304	—	—	—	—	—	304

Balance at September 30, 2008	39,815,213	$459	$352,882	$(7,635)	—	$(75,687)	$138,720	$(9,581)	$399,158

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$23,778	$19,627	$20,195
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan losses	7,200	1,800	1,200
Depreciation and amortization of premises and equipment	4,616	4,451	4,049
Amortization of intangibles	2,599	3,148	3,288
Net (Gain) / loss on sale of securities available for sale	(983)	8	—
Gains on loans held for sale	—	(155)	(117)
Gain on sales of fixed assets	—	(212)	—
Net amortization (accretion) of premium and discounts on securities	(47)	836	2,957
Accretion of premiums on borrowings (includes calls on borrowings)	(739)	(1,654)	(2,923)
ESOP and RRP expense	2,889	4,900	4,771
ESOP forfeitures	(293)	(250)	—
Stock option compensation expense	1,196	1,307	1,129
Originations of loans held for sale	(189)	(20,243)	(16,022)
Proceeds from sales of loans held for sale	—	27,871	8,666
Increase in cash surrender value of bank owned life insurance	(1,832)	(1,693)	(1,641)
Deferred income tax (expense) benefit	(2,528)	1,271	1,886
Net changes in accrued interest receivable and payable	134	2,341	(523)
Other adjustments (principally net changes in other assets and other liabilities)	4,504	(8,111)	(3,088)

Net cash provided by operating activities	40,305	35,242	23,827

Cash flows from investing activities:
Purchases of securities:
Available for sale	(263,857)	(178,979)	(258,996)
Held to maturity	(19,248)	(7,793)	(22,610)
Proceeds from maturities, calls and other principal payments on securities
Available for sale	223,492	330,251	128,413
Held to maturity	13,623	31,252	32,486
Proceeds from sales of securities available for sale	40,438	10,838	—
Cash paid for securities purchased, not yet settled	—	—	(7,392)
Loan originations	(596,593)	(626,726)	(624,524)
Loan principal payments	498,610	461,486	511,680
Sale (purchase) of FHLB stock, net	4,126	717	(12,185)
Settlement of HVIA (Hudson Valley Investment Advisors, Inc.) earnout	—	(750)	—
Purchase of HVIA, net of cash and cash equivalents acquired	—	—	(2,622)
Purchases of premises and equipment	(11,253)	(4,303)	(3,883)
Proceeds from the sale of fixed assets	—	1,725	196
Proceeds from sales of other real estate owned	—	742	—
Purchases of BOLI	(5,000)	183	—
Other investing activities	—	—	331

Net cash (used in) provided by investing activities	(115,662)	18,643	(259,106)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows Continued

Years Ended September 30, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities
Net increase in transaction, savings and money market deposits	312,793	12,663	(116,897)
Net increase (decrease) in time deposits	(37,267)	(28,606)	120,263
Net increase (decrease) in short-term borrowings	(230,400)	55,464	95,861
Gross repayments of long-term borrowings	(14,161)	(300,307)	(107,402)
Gross proceeds from long-term borrowings	150,066	225,000	255,000
Net increase in mortgage escrow funds	1,290	1,370	490
Treasury shares purchased	(20,230)	(21,503)	(13,898)
Stock option transactions	1,270	90	737
Tax (expense) benefits generated from equity transactions	—	—	640
Other stock-based compensation transactions	40	220	2,024
Cash dividends paid	(9,525)	(8,278)	(8,363)

Net cash provided by (used in) financing activities	153,876	(63,887)	228,455

Net increase (decrease) in cash and cash equivalents	78,519	(10,002)	(6,824)
Cash and cash equivalents at beginning of year	47,291	57,293	64,117

Cash and cash equivalents at end of year	$125,810	$47,291	$57,293

Supplemental Cash Flow Information:
Interest payments	$55,268	$65,134	$48,748
Income tax payments	13,227	8,879	2,530
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of Hudson Valley Investment Advisors, Inc. (2006) accounted for under the purchase method:
Fair value of assets (incl. intangible assets)	$—	$—	$5,240
Fair value of liabilities assumed	—	—	—
Net fair value	—	—	5,240
Cash portion of purchase transaction	—	750	2,500
Stock portion of purchase transaction	—	—	2,740
Total consideration paid for acquisitions	$—	$750	5,240

Loans transferred to real estate owned	$—	$710	$—
Net change in unrealized gains (losses) recorded on securities available for sale	(3,341)	6,139	1,118
Change in deferred taxes on unrealized gains on securities available for sale	1,370	(2,524)	(466)
Issuance of RRP shares	81	70	311

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Certain amounts from prior years have been reclassified to conform to the current fiscal year presentation

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

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster, Westchester and Putnam Counties, New York and Bergen County, New Jersey. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. Of the Bank’s loans 88% are collateralized or dependent on real estate.

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

For purposes of reporting cash flows, cash equivalents include highly liquid, short-term investments such as overnight federal funds, as well as cash and deposits with other financial institutions. Net cash flows are reported for customer and deposit transactions and short-term borrowings with an original maturity of 90 days or less.

(d)	Long Term Assets

Premises and equipment, core deposit and other intangible assets are reviewed annually for impairment or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(e)	Fair Values of Financial Instruments

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

(f)	Adoption of New Accounting Standards

FASB Statement No. 157:

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

FSP No. 157-3:

On October 10, 2008 the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial instrument when the market for that instrument is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales; the use of 3rd party pricing information, the use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to September 30, 2008 annual consolidated financial statements. The impact of adoption will not be material to the Company’s consolidated financial condition or results of operations.

FASB 159:

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

FASB 161:

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

SAB 110:

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

Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage backed securities, collateralized mortgage obligations and marketable equity securities.

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

Premiums and discounts on debt securities are recognized in interest income on a level-yield basis over the period to maturity. Amortization of premiums and accretion of discounts on mortgage backed securities are based on the estimated cash flows of the mortgage backed securities, periodically adjusted for changes in estimated lives, on a level yield basis. The cost of securities sold is determined using the specific identification method. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed other-than-temporary if there are serious credit concerns regarding a particular debt issuer, or severe fluctuation in interest rates. The other-than-temporary adjustment is charged to current earnings in the period of measurement. Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In estimating other-than –temporary losses, management considers the length of time and extent that fair value has been less than cost,

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery of fair value. Realized other than temporary impairment losses are calculated using the period end fair value of the specific security identified. There were no securities deemed to be other than temporary impaired as of September 30, 2008.

(h)	Loans

Loans where management has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market (if any) are reported at the lower of aggregate cost or estimated fair value. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to earnings. Interest income on loans is accrued on the level yield method.

A loan is placed on non-accrual status when management has determined that the borrower may likely be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year and interest, recorded in the prior year, is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

Servicing assets represent the allocated value of retained servicing rights on loans sold (as well as the cost of purchased rights). Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. Upon adoption of SFAS 156 the Company elected to continue to use the amortization method.

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

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion, or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. See note 10 of the “Notes to Consolidated Financial Statements”.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted, vested or modified after the date of adoption. During 2008, 2007 and 2006 the Company issued 275,134, 70,958 and 141,000 new stock-based option awards and recognized total non-cash stock-based compensation cost of $1,196 $1,307 and 1,129 primarily for shares awarded during the transition period, along with the fair value of these new grants. As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $1.4 million. In addition to the recording requirements, the Company has disclosure requirements under SFAS No. 123R.

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstance in accordance with the terms of the plans. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R, which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the plan’s five-year vesting period depending upon the age of the grantee. As of September 30, 2008, 230,500 restricted shares and 170,340 stock options were potentially subject to accelerated vesting, but will not be expensed over a shorter time period, unless acceleration is deemed to have occurred. The Company recognized expense associated with the acceleration of 30,100, 21,980 and 10,000 restricted shares in 2006, 2007 and 2008, respectively.

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

Public companies are required to report certain financial information about significant revenue- producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community banking operation, which constitutes the Company’s only operating segment for financial reporting purposes.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date.

Summary of Acquisition Transactions. Below is the summary of the acquisition transactions for Warwick Community Bancorp (2005) “WSB”, Ellenville National Bank (2004) “ENB”, National Bank of Florida (2002) “NBF” and one purchase in 2005 of a branch office of HSBC Bank USA, National Association (“HSBC”).

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	23,326
At September 30, 2008
Goodwill	$3,279	$—	$92,145	$52,102	$13,335	$160,861
Accumulated core deposit/other amortization	660	1,073	6,557	5,735	1,626	15,651
Net core deposit/other intangible	2,170	616	3,838	889	161	7,674

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions and the $750 settlement of the earnout provision for HVIA in 2007.

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets:

At September 30, 2008	Amortization
Less than one year	$2,192
One to two years	1,848
Two to three years	1,358
Three to four years	941
Four to five years	580
Beyond five years	755

Total	$7,674

Goodwill is not amortized to expense and is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit and other intangible assets are recognized apart from goodwill and they are amortized to expense over their estimated useful life’s and evaluated at least annually for impairment.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(3)	Securities Available for Sale

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
Mortgage-backed securities
Fannie Mae	$385,138	$1,719	$(2,185)	$384,672
Freddie Mac	189,113	1,694	(818)	189,989
Other	36,821	650	(1,116)	36,355

	611,072	4,063	(4,119)	611,016

Investment securities
U.S. Government securities	—	—	—	—
Federal agencies	30,022	19	—	30,041
State and municipal securities	159,334	125	(9,858)	149,601
Equities	1,146	—	(116)	1,030

	190,502	144	(9,974)	180,672

Total available for sale	$801,574	$4,207	$(14,093)	$791,688

September 30, 2007
Mortgage-backed securities
Fannie Mae	$383,308	$368	$(5,292)	$378,384
Freddie Mac	152,972	559	(1,278)	152,253
Other	41,126	272	(344)	41,054

	577,406	1,199	(6,914)	571,691

Investment securities
U.S. Government securities	—	—	—	—
Federal agencies	84,005	118	(266)	83,857
State and municipal securities	140,026	338	(1,026)	139,338
Equities	105	7	(1)	111

	224,136	463	(1,293)	223,306

Total available for sale	$801,542	$1,662	$(8,207)	$794,997

Equity securities principally consist of corporate stock and 120 shares of Fannie Mae common stock in 2007 and 2008.

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	September 30, 2008
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$35,288	$35,322
One to five years	12,691	12,709
Five to ten years	34,227	33,422
Greater than ten years	107,150	98,189

Total	$189,356	$179,642

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Proceeds from sales of securities available for sale during the years ended September 30, 2008 and 2007 totaled $40,438 and $10,838, respectively. These sales resulted in gross realized gains of $983 and $3 for the years ended September 30, 2008 and 2007, respectively, and gross realized loss of $0 and $11 in fiscal year 2008 and 2007, respectively. There were no sales of securities for the year ended September 30, 2006.

Securities, including held to maturity securities, with carrying amounts of $323,694 and $342,873 were pledged as collateral for borrowings at September 30, 2008 and September 30, 2007, respectively. U.S. Government and municipal securities with carrying amounts of $441,640 and $220,157 were pledged as collateral for municipal deposits and other purposes at September 30, 2008 and September 30, 2007, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$259,247	$(3,675)	$22,492	$(444)	$281,739	$(4,119)
U.S. Government and agency securities	—	—	47	—	47	—
State and municipal securities	113,509	(7,535)	19,241	(2,323)	132,750	(9,858)
Equity securities	926	(115)	104	(1)	1,030	(116)

Total	$373,682	$(11,325)	$41,884	$(2,768)	$415,566	$(14,093)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$133,490	$(631)	$305,640	$(6,283)	$439,130	$(6,914)
U.S. Government and agency securities	—	—	53,802	(266)	53,802	(266)
State and municipal securities	59,117	(710)	31,292	(316)	90,409	(1,026)
Equity securities	—	—	104	(1)	104	(1)

Total	$192,607	$(1,341)	$390,838	$(6,866)	$583,445	$(8,207)

Substantially all of the unrealized losses at September 30, 2008 relate to investment grade securities and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2008. A total of 552 available for sale securities were in a continuous unrealized loss position for less than 12 months and 100 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(4)	Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
Mortgage-backed securities
Fannie Mae	$4,929	$62	$(4)	$4,987
Freddie Mac	4,297	69	(31)	4,335
Ginnie Mae & Other	1,125	2	(1)	1,126

	10,351	133	(36)	10,448

Investment securities
State and municipal securities	32,604	236	(449)	32,391
Equities	58	2	—	60

	32,662	238	(449)	32,451

Total held to maturity	$43,013	$371	$(485)	$42,899

September 30, 2007
Mortgage-backed securities
Fannie Mae	$6,540	$40	$(53)	$6,527
Freddie Mac	6,398	34	(30)	6,402
Ginnie Mae & Other	1,373	35	—	1,408

	14,311	109	(83)	14,337

Investment securities
State and municipal securities	23,078	248	(139)	23,187
Equities	57	3	—	60

	23,135	251	(139)	23,247

Total held to maturity	$37,446	$360	$(222)	$37,584

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2008
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$17,272	$17,166
One to five years	7,250	7,334
Five to ten years	4,117	4,139
Greater than ten years	4,023	3,812

Total	$32,662	$32,451

There were no sales of securities held to maturity during the years ended September 30, 2008, 2007 and 2006.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,654	$(5)	$1,282	$(31)	$4,936	$(36)
State and municipal securities	13,136	(420)	540	(29)	13,676	(449)
Other securities					—	—

Total	$16,790	$(425)	$1,822	$(60)	$18,612	$(485)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$7,608	$(83)	$7,608	$(83)
State and municipal securities	890	(1)	4,879	(138)	5,769	(139)
Other securities	—	—	—	—	—	—

Total	$890	$(1)	$12,487	$(221)	$13,377	$(222)

Substantially all of the unrealized losses on held to maturity securities at September 30, 2008 relate to investment grade securities or local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2008. A total of 37 held-to-maturity securities were in a continuous unrealized loss position for less than 12 months, and 5 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(5)	Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2008	2007
One- to four-family residential mortgage loans:
Fixed rate	$472,536	$454,429
Adjustable rate	40,845	46,396

	513,381	500,825

Commercial real estate loans	554,811	535,003
Commercial business loans	243,642	207,156
Acquisition, development & construction loans	170,979	153,074

	969,432	895,233

Consumer loans:
Home equity lines of credit	166,491	162,669
Homeowner loans	58,569	59,705
Other consumer loans, including overdrafts	23,680	19,626

	248,740	242,000

Total loans	1,731,553	1,638,058
Allowance for loan losses	(23,101)	(20,389)

Total loans, net	$1,708,452	$1,617,669

Total loans include net deferred loan origination costs of $2,711 and $3,456 at September 30, 2008 and September 30, 2007, respectively.

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam Counties of New York and Bergen County, New Jersey. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and acquisition, development and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company’s primary market area.

The principal balances of non-performing loans were as follows:

	2008		2007
	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual
One- to four-family residential mortgage loans	$2,487	$1,731	$1,899	$—
Commercial real estate loans	732	3,100	1,487	1,099
Commercial business loans	—	2,811	46	1,637
Acquisition, development & construction loans	—	5,596	45	644
Consumer loans	70	351	272	129

Total non-performing loans	$3,289	$13,589	$3,749	$3,509

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $1,129, $362 and $372, for the years ended September 30, 2008, 2007 and 2006, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $724, $105 and $127, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company had recorded investment in impaired loans of $13.2 million as defined by SFAS No. 114, at September 30, 2008 and $3.4 million impaired loans as of September 30, 2007. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for an allowance for loan impairment under SFAS No. 114 on a loan-by-loan basis. An impairment allowance for impaired loans was $1.3 million and $0 as of September 30, 2008 and 2007, respectively. The Company’s average recorded investment in impaired loans was $9.5 million and $1.5 during the years ended September 30, 2008 and 2007, respectively. Interest income recognized (including income recognized on a cash basis) for impaired loans was $698 and $91 for the years ended September 30, 2008 and 2007, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year ended September 30,
	2008	2007	2006
Balance at beginning of year	$20,389	$20,373	$21,047
Transfer to reserve for contingent loan commitments	—	—	(395)
Provision for loan losses	7,200	1,800	1,200

Charge-offs	(4,929)	(2,493)	(1,836)
Recoveries	441	709	357

Net Charge offs	(4,488)	(1,784)	(1,479)

Balance at end of year	$23,101	$20,389	$20,373

Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2008, 2007 and 2006.

Certain residential mortgage and student loans originated by the Company are sold in the secondary market. Other non-interest income includes net gains on such sales of $0 in fiscal 2008, $155 in fiscal 2007, and $117 in fiscal 2006. At September 30, 2008 and 2007 there were $189 and $0 residential mortgage loans and no student loans held for sale, respectively. The Company ceased originating student loans in 2007.

Other assets at September 30, 2008 and 2007 include capitalized mortgage servicing rights with an amortized cost of $655 and $768, respectively, which are recorded at the lower of amortized cost or fair market value. The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others, including loan participations, totaled approximately $129,331, $122,279 and $131,291 at September 30, 2008, 2007 and 2006, respectively. Mortgage escrow funds include balances of $766 and $644 at September 30, 2008 and 2007, respectively, related to loans serviced for others.

(6)	Accrued Interest Receivable

The components of accrued interest receivable were as follows:

	September 30,
	2008	2007
Loans	$5,984	$6,658
Securities	4,897	5,983

Total accrued interest receivable	$10,881	$12,641

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(7)	Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2008	2007
Land and land improvements	$3,779	$3,779
Buildings	26,916	20,081
Leasehold improvements	8,559	9,077
Furniture, fixtures and equipment	29,086	25,029

	68,340	57,966
Accumulated depreciation and amortization	(31,624)	(27,887)

Total premises and equipment, net	$36,716	$30,079

(8)	Deposits

Deposit balances and weighted average interest rates at September 30, 2008 and 2007 are summarized as follows:

	September 30,
	2008		2007
	Amount	Rate	Amount	Rate
Non interest bearing Demand deposits:
Retail	$162,161	—%	$162,518	—%
Commercial an municipal	325,729	—	201,213	—
Business and municipal NOW deposits	217,462	0.49	51,679	0.58
Personal NOW deposits	115,442	0.10	110,858	0.14
Savings deposits	335,986	0.33	346,430	0.42
Money market deposits	306,504	1.46	277,793	2.78
Certificates of deposit	525,913	2.79	563,193	4.44

Total deposits	$1,989,197	1.08%	$1,713,684	2.01%

Municipal deposits held by PMB totaled $460.8 million and $176.5 million at September 30, 2008 and September 30, 2007, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2008	2007
Remaining period to contractual maturity:
Less than one year	$487,419	$509,681
One to two years	23,805	44,330
Two to three years	3,990	5,257
Three to four years	2,523	1,016
Four to five years	8,176	2,909

Total certificates of deposit	$525,913	$563,193

Certificate of deposit accounts with a denomination of $100 or more totaled $186,326 and $209,405 at September 30, 2008 and 2007, respectively. The Company had $16.6 million and $14.2 million of brokered deposits as of September 30, 2008 and 2007, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Interest expense on deposits is summarized as follows:

	Years ended September 30,
	2008	2007	2006
Savings deposits	$1,244	$1,930	$2,258
Money market and NOW deposits	6,313	7,293	4,689
Certificates of deposit	20,787	27,216	19,855

Total interest expense	$28,344	$36,439	$26,802

(9)	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2008		2007
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$305,842	3.20%	$456,169	4.99%
Repurchase agreements	260,166	3.85%	205,073	4.09%

Total borrowings	$566,008	3.50%	$661,242	4.71%

By remaining period to maturity:
Less than one year	$153,893	2.16%	$376,753	5.13%
One to two years	52,961	3.62%	34,766	3.68%
Two to three years	32,129	3.88%	15,745	3.91%
Three to four years	22,500	4.03%	4,677	4.23%
Four to five years	35,424	3.96%	—	0.00%
Greater than five years	269,101	4.09%	229,301	4.24%

Total borrowings	$566,008	3.50%	$661,242	4.71%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2008 and September 30, 2007, the Bank had pledged mortgages totaling $385,279 and $382,502, respectively. The Bank had also pledged securities with carrying amounts of $323,694 and $342,873 as of September 30, 2008 and September 30, 2007, respectively, to secure repurchase agreements. Based on total outstanding borrowings with the FHLB which totaled $555,252 and $650,247 as of September 30, 2008 and September 30, 2007, the bank had unused borrowing capacity under the FHLB Line of Credit of $142,000 and $46,100, respectively. As of September 30, 2008, the Bank may borrow additional amounts by pledging securities and mortgages not required to be pledged for other purposes with a market value of $32,946 and $142,532. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 6.4 years and 6.9 years at September 30, 2008 and 2007, respectively. Average borrowings under securities repurchase agreements were $254,189 and $215,364 during the years ended September 30, 2008 and 2007, respectively, and the maximum outstanding month-end balance was $299,564 and $275,764, respectively.

FHLB borrowings of $302.5 million and $289.5 million at September 30, 2008 and 2007 respectively are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 7.3 years and 7.5 years and weighted average interest rates of 4.24% and 4.45% at September 30, 2008 and 2007, respectively. No borrowings with associated premiums were called in 2008. The FHLB called $16.2 million in borrowings assumed in acquisitions resulting in the write-off of $520 in associated premiums and a corresponding reduction in interest expense for the year ended September 30 2007. No such borrowings were called in fiscal 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(10)	Income Taxes

Income tax expense consists of the following:

	Years ended September 30,
	2008	2007	2006
Current tax expense:
Federal	$10,774	$6,462	$6,647
State	1,658	833	725

	12,432	7,295	7,372

Deferred tax expense (benefit):
Federal	(2,056)	1,015	1,526
State	(472)	256	360

	(2,528)	1,271	1,886

Total income tax expense	$9,904	$8,566	$9,258

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2008	2007	2006
Tax at Federal statutory rate of 34%	$11,789	$9,868	$10,309

State income taxes, net of Federal tax benefit	771	708	705
Tax-exempt interest	(2,241)	(1,783)	(1,372)
Nondeductible portion of ESOP expense	112	551	578
BOLI income	(641)	(715)	(574)
Low-income housing and other tax credits	—	(55)	(72)
Other, net	114	(8)	(316)

Actual income tax expense	$9,904	$8,566	$9,258

Effective income tax rate	29.4%	30.4%	31.4%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

	September 30,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$9,381	$8,378
Deferred compensation	3,702	3,935
Purchase accounting adjustments	282	688
Other comprehensive income	6,546	2,850
Goodwill	213	722
Accrued post retirement expense	1,102	1,097
Other	580	1,012

Total deferred tax assets	21,806	18,682

Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (REIT Income)	6,723	7,590
Prepaid pension costs	2,035	1,807
Core deposit intangibles	939	1,876
Purchase accounting fair value adjustments	249	377
Depreciation of premises and equipment	150	1,163
Other	1,156	1,539

Total deferred tax liabilities	11,252	14,352

Net deferred tax asset	$10,554	$4,330

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2008 and 2007.

The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined “base-year” amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank’s base-year tax bad debt reserves for Federal tax purposes were $9,313 at both September 30, 2008 and 2007. The Bank’s tax bad debt reserves for NY State purposes were $48,423 and $46,835 at September 30, 2008 and 2007, respectively. Associated deferred tax liabilities of $5,976 and $5,857 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves ($3,260) and New York State bad debt reserves ($2,716) and $2,597, net of federal benefit) will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank’s stock or certain excess distributions by the Bank to Provident New York Bancorp and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2007	$1,171
Additions for tax positions of prior years	28
Reductions due to the statute of limitations	(603)

Balance at September 30, 2008	$596

Of this total $11 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remainder represents potential disallowances related to acquisitions. The Company does not expect that the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The total amount of interest and penalties recorded in the income statement in income tax expense for the year ended September 30, 2008 was $58, and the amount accrued for interest and penalties at September 30, 2007 was $69.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes. The tax years that are currently open for audit are 2005 for both federal and for New York State income tax.

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

In July, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants may enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Company recorded a curtailment gain, which reduced the unrecognized net losses in the Plan by $1.6 million with no gain or loss recognized in the financial statements of the Company.

In addition, the Board approved amending the Provident Bank 401(k) and Profit Sharing Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan added a profit sharing contribution for employees, which was 3% of eligible compensation for fiscal 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of changes in the projected benefit obligation and fair value of plan assets. The Company uses a September 30 measurement date for its pension plans.

	September 30,
	2008	2007
Changes in projected benefit obligation:
Beginning of year	$29,092	$28,264
Service cost	—	—
Interest cost	1,558	1,735
Actuarial (gain) loss	(2,187)	346
Curtailments	—	—
Contract conversion (1)	(3,964)	—
Benefits paid	(1,399)	(1,253)

End of year	23,100	29,092

Changes in fair value of plan assets:
Beginning of year	31,701	30,116
Actual gain (loss) on plan assets	(5,412)	2,824
Employer contributions	—	14
Contract conversion (1)	(3,964)
Benefits and distributions paid	(1,399)	(1,253)

End of year	20,926	31,701

Funded status at end of year	$(2,174)	$2,609

(1) On October 2, 2007 certain pension obligations related to retired employees of an acquired bank (ENB) were assumed by the insurance carrier responsible for benefit payments.

Amounts recognized in accumulated other comprehensive loss at September 30, 2008 and 2007 consisted of:

	2008	2007
Unrecognized actuarial loss	$7,185	$1,848
Deferred tax asset	(2,913)	(750)

Net amount recognized in accumulated other comprehensive loss	$4,272	$1,098

Discount rates of 7.0% and 6.25% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2008 and 2007 respectively. No compensation increases were used as the plan is frozen. The weighted average long-term rate of return on plan assets was 7.75% for fiscal years ended 2008 and 2007. The accumulated benefit obligation was $23,100 and $29,092 at year end September 30, 2008 and 2007 respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$1,231
2010	1,332
2011	1,386
2012	1,468
2013	1,574
2014 - 2018	9,456

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of the net periodic pension expense were as follows:

	Years ended September 30,
	2008	2007	2006
Service cost	$—	$—	$1,232
Interest cost	1,558	1,735	1,716
Expected return on plan assets	(2,110)	(2,285)	(2,209)
Amortization of prior service cost	—	—	(11)
Amortization of net transition obligation	—	—	—
Recognized net actuarial loss	—	55	129

Net periodic pension expense (benefit)	$(552)	$(495)	$857

Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2008, and September 30, 2007 and target allocations for 2009, by asset category, are as follows:

	September 30, 2007	September 30, 2008	Target Allocation 2009
Equity securities	65%	71%	70%
Fixed income	34%	29%	30%
Cash	1%	0%	0%

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

There were no pension plan assets consisting of Provident New York Bancorp equity securities (common stock) at September 30, 2008 or at September 30, 2007.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company does not expect to make any material contributions in 2009.

The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $82, $78 and $181 for the years ended September 30, 2008, 2007 and 2006, respectively. The actuarial present value of the projected benefit obligation was $1,353 and $1,330 at September 30, 2008 and 2007, respectively, and the vested benefit obligation was $1,353 and $1,330 for the same periods, respectively, all of which is unfunded.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Data relating to the postretirement benefit plan follows:

	September 30,
	2008	2007
Change in accumulated postretirement benefit obligation:
Beginning of year	$1,341	$1,063
Adjustment for implementation of SAB 108	—	394
Service cost	17	19
Interest cost	94	79
Actuarial (gain)	(168)	(151)
Plan participants’ contributions	92	88
Amendments	498	—
Benefits paid	(154)	(151)

End of year	$1,720	$1,341

Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	62	63
Plan participants’ contributions	92	88
Benefits paid	(154)	(151)

End of year	$—	$—

Funded status	$(1,720)	$(1,341)

	For years ended September 30,
	2008	2007	2006
Service Cost	$17	$19	$26
Interest Cost	94	79	60
Amortization of transition obligation	10	10	10
Amortization of prior service cost	20	7	10
Amortization of actuarial gain	(115)	(132)	(143)

Total	$26	$(17)	$(37)

The following benefit payments are expected to be paid in future years:

2008	$128
2009	133
2010	134
2011	138
2012	147
2013-2017	805

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Assumptions used for plan	2008	2007
Medical trend rate next year	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%
Discount rate	7.25%	6.25%
Discount rate used to value periodic cost	6.25%	6.00%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2008 and 2007 consisted of:

	2008	2007
Post retirement plan unrecognized gain	$1,499	$1,510
Post retirement plan unrecognized service cost	(509)	(31)
Post retirement unrecognized transition obligation	(70)	(81)
Post retirement SERP	(7)	(30)
Post employment BOLI	66	(3)

Subtotal	979	1,365
Deferred tax liability	(396)	(554)

Net amount recognized in accumulated other comprehensive income (loss)	$583	$811

As of September 30, 2007, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Accordingly, the Company recorded a charge of $287, net of taxes, to accumulated other comprehensive loss related to our pension and other postretirement plans for the year ended September 30, 2007, as follows:

Pension Plan unrecognized actuarial loss	$(1,848)
Post retirement plan unrecognized gain	1,510
Post retirement plan unrecognized service cost	(31)
Post retirement plan unrecognized transition obligation	(81)
Post retirement SERP	(30)

Subtotal	(480)
Net deferred tax asset	193

Net amount recognized in accumulated other comprehensive income	$(287)

(c)	Employee Savings Plan

The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant’s contributions up to a maximum matching contribution of 3% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a profit sharing component which was 3% of eligible compensation, in addition to the matching contributions for 2008. Voluntary matching and profit sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,626, $1,368, and $458 for the years ended September 30, 2008, 2007 and 2006, respectively.

(d)	Employee Stock Ownership Plan

In connection with the Company’s reorganization and initial common stock offering in 1999, Provident Federal established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from the Bank and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Offering. The Bank made periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which matured December 31, 2007 The ESOP uses these contributions, any dividends received by the ESOP on unallocated shares and forfeitures beginning in 2007, to make principal and interest payments on the loan.

In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an additional ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service. A total of $293 and $250 was reversed against expense for the years ended September 30, 2008 and 2007, respectively.

ESOP expense was $802 (net of forfeitures), $2,393 (net of forfeitures), and $2,595 for the years ended September 30, 2008, 2007 and 2006, respectively. Through September 30, 2008 and 2007, a cumulative total of 1,605,214 shares and 1,520,785 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (763,554 shares with a cost of $7,635 and a fair value of approximately $10,094 at September 30, 2008 and 847,983 shares with a cost of $8,221 and a fair value of approximately $11,117 at September 30, 2007, respectively).

The Company’s ESOP was funded by two loans, in which approximately 187,700 shares were released each year. The first loan, initiated in connection with the first public offering, was paid off in December 2007. The second loan, initiated in connection with the second step public offering, matures in December 2023 and is expected to result in the release of 49,932 shares annually. For the year ended September 30, 2008, the ESOP expense for the shares released under the first and second loans totaled $440 and $638 respectively.

A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $234, $195, and $270 for the years ended September 30, 2008, 2007 and 2006, respectively. Amounts accrued and recorded in other liabilities at September 30, 2008 and 2007 including the defined benefit component were $2.4 million and $2.2 million respectively.

(e)	Recognition and Retention Plan

In February 2000, the Company’s stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $2,995 was charged to stockholders’ equity. The awards vested at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. As of September 30, 2008 27,413 shares remain available for future grant from this plan. In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value of $12.84 per share $(9,789), was charged to stockholders’ equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2008, 230,500 shares were potentially subject to accelerated vesting. The Company granted an additional 6,000 shares in 2008 at an average grant date fair value of $13.46, vesting 20% each year.

Under the 2004 restricted stock plan, 49,620 shares of authorized but un-issued shares remain available for future grant at September 30, 2008. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.8 million, $2.0 million and $2.2 million for the years ended September 30, 2008, 2007 and 2006, respectively. The remaining unearned

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

compensation cost is $2.7 million as of September 30, 2008 and is recorded as a reduction of additional paid in capital. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No.123R the balance of unearned compensation as of October 1, 2006 was transferred to additional paid-in capital. The fair value of the shares awarded, measured as of the grant date continues to be recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

A summary of restricted stock award activity under the plan for the year ended September 30, 2008, is presented below:

	Number of Shares	Grant-Date Fair Value
Nonvested shares at September 30, 2007	340,700	$12.87

Granted	6,000	13.46
Vested	(140,750)	12.86
Forfeited	—

Nonvested shares at September 30, 2008	205,950	$12.89

The total fair value of restricted stock vested for fiscal year ended September 30, 2008, 2007 and 2006 was $1.9 million, $2.1 million and $2.3 million, respectively. The intrinsic value of shares vested during 2008 was $68.

(f)	Stock Option Plan

The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock was reserved for issuance under the Stock Option Plan. In March, 2005, 1,718,300 options were granted. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of Stock appreciation rights. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. As of September 30, 2008 170,340 shares were potentially subject to accelerated vesting. Substantially, all stock options outstanding are expected to vest. Compensation expense related to stock option plans was $1.2 million, $1.3 million and $1.1 million for the years ended September 30, 2008, 2007 and 2006, respectively.

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted average exercise price
Outstanding at September 30, 2007	2,504,294	$10.20

Granted	275,134	13.11
Exercised	(249,628)	5.83
Forfeited	(48,637)	12.94

Outstanding at September 30, 2008	2,481,163	$10.91

The total intrinsic value of stock options vested for fiscal years ended September 30, 2008, 2007 and 2006 was $5.6 million, $3.9 million and $18.0 million, respectively. The unrecognized compensation cost associated with stock options was $1.4 million as of September 30, 2008. The intrinsic value of stock options exercised during 2008 was $1.8 million.

At September 30, 2008 and 2007, respectively, there were 305,454 and 464,647 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2008 was $5.8 million. The aggregate intrinsic value

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2008 and the exercise price, multiplied by the number of in the money options). The cash received from option exercises was $414 and $401 for fiscal 2008 and 2007 respectively. There was no tax benefit to the Company from the exercise of options for either fiscal 2008 or fiscal 2007.

A summary of stock options at September 30, 2008 follows:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	528,505	$3.82	1.4	528,505	$3.82	1.4
$10.61 to $11.85	166,898	11.60	4.5	157,898	11.63	4.4
$12.42 to $15.66	1,785,760	12.94	6.2	1,264,720	12.91	4.2

	2,481,163	$10.91	5.1	1,951,123	$10.34	3.5

The aggregate intrinsic value of options currently exercisable as of September 30, 2008 was $5.7 million.

The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option granted was $2.99 in 2008, $3.07 in 2007 and $4.08 in 2006. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2008	2007	2006
Risk-free interest rate (1)	3.4%	4.8%	4.9%
Expected term in years	5.5	2.9	8.6
Expected stock price volatility	28%	30%	25%
Dividend yield (2)	1.9%	1.6%	1.6%

(1)    represents the yield on a risk free rate of return (either the US Treasury curve or the SWAP curve, in periods with high volatility in US Treasury securities) with a remaining term equal to the expected option term

(2)    represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(12)	Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income and items of other comprehensive income or loss that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale and change in the funded status of defined benefit plans. The Company has reported its comprehensive income in the consolidated statements of changes in stockholders’ equity.

The components of other comprehensive income (loss) are summarized as follows:

	Year ended September, 30,
	2008	2007	2006
Net unrealized holding gain (loss) arising during the year on securities available for sale, net of related income tax expense (benefit) of $(1,769) $2,521 and $466, respectively	$(2,559)	$3,620	$652

Reclassification adjustment for net realized (losses)/ gains included in net income, net of related income tax expense (benefit) of $399, $(3) and $0, respectively	584	(5)	—

	(1,975)	3,615	652

*Minimum pension liability adjustment, net of related income tax expense of $0, $48 and $75	—	70	113
Change in funded status of defined benefit plans, net of related income tax benefit of $2,326 and $0	(3,402)	—	—

	$(5,377)	$3,685	$765

* Excludes initial impact of the adoption of FAS 158 of $(287)

The Company’s accumulated other comprehensive loss included in stockholders’ equity at September 30, 2008 and 2007 consists of the after-tax net unrealized loss on available for sale securities of $5,892 and $3,917 respectively, and the recognition of the funded status of defined benefit plans of $(3,689) and $(287), after tax, at September 30, 2008 and 2007, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(13)	Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2008	2007	2006
	(in thousands)
Net income	$23,778	$19,627	$20,195

Weighted average common shares outstanding for computation of basic EPS(1)	38,907	40,783	40,953
Common-equivalent shares due to the dilutive effect of stock options and RRP awards(2)	320	484	489

Weighted average common shares for computation of diluted EPS	39,227	41,267	41,442

Earnings per common share:
Basic	$0.61	$0.48	$0.49

Diluted	$0.61	$0.48	$0.49

(1) Excludes unallocated ESOP shares. (2) Represents incremental shares computed using the treasury stock method.

As of September 30, 2008 and 2007 there were 1,155,653 and 1,676,894 stock options, respectively, that were considered anti-dilutive for these periods and were not included in common-equivalent shares.

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

Management believes that, as of September 30, 2008 and 2007 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2008 and 2007, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2008 and 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:
Tangible capital	$226,053	8.0%	$42,357	1.5%	$—	—
Tier 1 (core) capital	226,053	8.0	112,952	4.0	141,191	5.0%
Risk-based capital:
Tier 1	226,053	11.6	—	—	116,709	6.0
Total	249,154	12.8	155,612	8.0	194,515	10.0

September 30, 2007:
Tangible capital	$212,497	8.1%	$39,578	1.5%	$—	—
Tier 1 (core) capital	212,497	8.1	105,541	4.0	131,926	5.0%
Risk-based capital:
Tier 1	212,497	11.6	—	—	109,656	6.0
Total	232,886	12.7	146,208	8.0	182,760	10.0

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

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2008	2007
Total GAAP stockholder’s equity (Provident Bank)	$378,554	$376,013
Goodwill and certain intangible assets	(162,200)	(164,870)
Other disallowed assets (deferred income taxes)	—	(2,850)
Unrealized losses on securities available for sale included in other accumulated comprehensive loss	5,824	3,917
Other Comprehensive Loss	3,875	287

Tangible, tier 1 core and Tier 1 risk-based capital	226,053	212,497
Allowance for loan losses	23,101	20,389

Total risk-based capital	$249,154	$232,886

(b)	Dividend Payments

Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OTS approval. After September 30, 2008 the amount that can be paid to Provident New York Bancorp by Provident Bank is net income in fiscal 2009 for Provident Bank less $1.4 million. The Bank paid $19 million dividends to Provident New York Bancorp during the year ended September 30, 2008 ($25 million during the year ended September 30, 2007 and $20 million during the year ended September 30, 2006).

Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(c)	Stock Repurchase Programs

The Company announced its fourth stock repurchase program on August 24, 2007, authorizing the repurchase of 2,000,000 shares, of which 1,165,901 remain to be purchased.

The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2008, 2007 and 2006, was 1,570,757 , 1,540,471, and 1,161,894 respectively at a total cost of $19.8 million, $20.9 million, and $13.3 million, respectively.

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

	September 30,
	2008	2007
Lending-related instruments:
Loan origination commitments	$121,404	$100,378
Unused lines of credit	341,069	347,607
Letters of credit	27,908	23,811

As of September 30, 2008 and September 30 2007 96% of lending related off balance sheet instruments were variable rates.

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

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2008 provide for interest rates ranging principally from 3.63% to 8.50%.

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

As of September 30, 2008, the Company had $27,908 in outstanding letters of credit, of which $13,893 were secured by cash collateral.

(16)	Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2008 were as follows (for fiscal years ending September 30th):

2009	$2,174
2010	1,929
2011	1,881
2012	1,870
2013	1,745
2014 and thereafter	20,585

$30,184

Occupancy and office operations expense includes net rent expense of $2,398, $1,992 and $1,892, for the years ended September 30, 2008, 2007 and 2006, respectively.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	September 30,
	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$125,810	$125,810	$47,291	$47,291
Securities available for sale	791,688	791,688	794,997	794,997
Securities held to maturity	43,013	42,899	37,446	37,584
Loans	1,708,452	1,721,499	1,617,669	1,606,687
Loans held for sale	189	189	—	—
Accrued interest receivable	10,881	10,881	12,641	12,641
FHLB stock	28,675	NA	32,801	NA
Financial liabilities:
Deposits	(1,989,197)	(1,988,880)	(1,713,684)	(1,714,135)
FHLB and other borrowings	(566,008)	(550,213)	(661,242)	(661,347)
Mortgage escrow funds	(7,272)	(7,155)	(5,982)	(5,970)
Accrued interest payable	(4,240)	(4,240)	(5,866)	(5,866)

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(c)	FHLB Stock

It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d)	Deposits and Mortgage Escrow Funds

In accordance with SFAS No. 107, deposits with no stated maturity (such as savings, demand and money market deposits) were assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds were segregated by account type and original term, and fair values were estimated by discounting the contractual cash flows. The discount rate for each account grouping was equivalent to the current market rates for deposits of similar type and maturity.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base. Management believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

(e)	FHLB and Other Borrowings

Fair values of FHLB and other borrowings were estimated by discounting the contractual cash flows. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered on borrowings of similar type and maturity.

(f)	Other Financial Instruments

The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2008 and 2007, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(18)	Recent Accounting Standards and Interpretations

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial statements.

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

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has one endorsement split-dollar life insurance policy that it inherited through certain acquisitions that are associated with employees who are no longer active, the effect, of which, is immaterial.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company’s tax reserves. FIN 48 is effective October 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Please see Note 1 for a discussion of additional new accounting standards.

(19)	Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:

	September 30,
	2008	2007
Condensed Statements of Financial Condition

Assets:
Cash	$3,252	$9,846
Loan receivable from ESOP	8,562	9,316
Securities available for sale at fair value	926	—
Investment in Provident Bank	379,480	376,732
Non-bank subsidiaries	7,341	7,512
Other assets	769	2,890

Total assets	$400,330	$406,296

Liabilities	$1,172	$1,207
Stockholders’ equity	399,158	405,089

Total liabilities & stockholders’ equity	$400,330	$406,296

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended September 30,
	2008	2007	2006
Condensed Statements of Income
Interest income	$473	$687	$847
Dividend income on equity securities	27
Dividends from Provident Bank	19,000	25,000	20,000
Dividends from non-bank subsidiaries	650	650	600
Non-interest expense	(3,807)	(3,993)	(3,724)
Income tax benefit	962	1,025	924

Income before equity in undistributed earnings of subsidiaries	17,305	23,369	18,647
Equity in undistributed (Excess distributed) earnings of:
Provident Bank	6,644	(3,757)	1,598
Non-bank subsidiaries	(171)	15	(50)

Net income	$23,778	$19,627	$20,195

	Year ended September 30,
	2008	2007	2006
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$23,778	$19,627	$20,195
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of
Provident Bank	(6,644)	3,757	(1,598)
Non-bank subsidiaries	171	(15)	50
Other adjustments, net	760	(3,027)	5,324

Net cash provided by operating activities	18,065	20,342	23,971

Cash flows from investing activities:
Acquisitions	—	—	2,740
Purchase of equity securities, available for sale	(1,041)	—	—
ESOP loan principal repayments	754	739	725

Net cash provided by (used in) investing activities	(287)	739	3,465

Cash flows from financing activities:
Capital contribution to subsidiaries	—	(750)	(5,390)
Treasury shares purchased	(20,230)	(21,503)	(13,898)
Cash dividends paid	(9,525)	(8,278)	(8,363)
Stock option transactions including RRP	4,001	2,986	2,247
Other equity transactions	1,382	3,233	501

Net cash used in financing activities	(24,372)	(24,312)	(24,903)

Net increase (decrease) in cash	(6,594)	(3,231)	2,533
Cash at beginning of year	9,846	13,077	10,544

Cash at end of year	$3,252	$9,846	$13,077

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(20)	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2008 and 2007:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended September 30, 2008
Interest and dividend income	$38,845	$37,365	$36,066	$36,706
Interest expense	16,471	14,124	11,878	11,169

Net interest income	22,374	23,241	24,188	25,537
Provision for loan losses	700	3,000	1,400	2,100
Non-interest income	4,959	5,753	5,024	5,306
Non-interest expense	18,122	18,924	18,955	19,499

Income before income tax expense	8,511	7,070	8,857	9,244
Income tax expense	2,617	1,987	2,551	2,749

Net income	$5,894	$5,083	$6,306	$6,495

Earnings per common share:
Basic	$0.15	$0.13	$0.16	$0.17
Diluted	0.15	0.13	0.16	0.17

Year ended September 30, 2007
Interest and dividend income	$37,340	$37,265	$37,986	$39,035
Interest expense	17,644	16,797	15,655	16,792

Net interest income	19,696	20,468	22,331	22,243
Provision for loan losses	400	400	400	600
Non-interest income	5,034	4,905	4,988	4,918
Non-interest expense	17,924	18,571	19,050	19,045

Income before income tax expense	6,406	6,402	7,869	7,516
Income tax expense	1,795	1,970	2,433	2,368

Net income	$4,611	$4,432	$5,436	$5,148

Earnings per common share:
Basic	$0.11	$0.11	$0.13	$0.13
Diluted	0.11	0.11	0.13	0.13

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of Provident New York Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in Provident New York Bancorp’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2008 that have materially affected or a reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)

Provident New York Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of Provident New York Bancorp’s, including Provident New York Bancorp’s CEO and CFO, Provident New York Bancorp conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of Provident New York Bancorp concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The “Proposal I — Election of Directors” section of Provident New York Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2009 (the “Proxy Statement”) is incorporated herein by reference.

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

Set forth below is certain information as of September 30, 2008, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	2,481,163	$10.91	305,454
Recognition and Retention Plan (1)	205,950	12.89	77,033
Total (2)	2,687,113	$11.06	382,487

(1)	Represents shares that have been granted but have not yet vested.
(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of September 30, 2008 and 2007

(C)	Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

3.1	Certificate of Incorporation of Provident New York Bancorp[1]

3.2	Bylaws of Provident New York Bancorp, as amended[2]

10.2	Employment Agreement with George Strayton[3]*

10.3	Employment Agreement with Daniel Rothstein[3]*

10.4	Deferred Compensation Agreement, as amended and restated4*

10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan5*

10.5.1	Provident 2005 Supplemental Executive Retirement Plan6*

10.6	Executive Officer Incentive Program[7]*

10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended8*

10.8	Provident Bank 2000 Stock Option Plan[9]*

10.9	Provident Bank 2000 Recognition and Retention Plan[10]*

10.10	Employment Agreement with Paul A. Maisch[3]*

10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan[11]*

10.12	Provident Bank Executive Officer Incentive Plan[12]*

10.13	Employment Agreement with Stephen Dormer[3]*

10.14	Employment Agreement with Richard Jones[13]*

21	Subsidiaries of Registrant[3]

23.1	Consent of Horwath LLP[3]

23.2	Consent of KPMG LLP[3,15]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002[3]

99	Report of Independent Registered Public Accounting Firm (KPMG) dated December 11, 2006[14]

[1]	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
[2]	Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the 2007 10-K (File No. 0-25233), filed with the Commission on January 1, 2008.
[3]	Filed herewith.
[4]	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.
[5]	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008.
[6]	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008.
[7]	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
[8]	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.

[9]	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
[10]	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
[11]	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
[1][2]	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005
[13]	Incorporated by reference to Exhibit 10.14 of the 2006 10-K (File No. 0-25233), filed with the Commission on December 13, 2006
[14]	Incorporated by reference to Item 8 of the Company’s 2008 Form 10-K.
[15]

Provident New York Bancorp has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	December 09, 2008	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ George Strayton	By:	/s/ Paul A. Maisch
	George Strayton		Paul A. Maisch
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer
Date:	December 09, 2008		Principal Financial Officer
		Date:	December 09, 2008

By:	/s/ William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 09, 2008	Date:	December 09, 2008

By:	/s/ Judith Hershaft	By:	/s/ Thomas F. Jauntig, Jr.	By:	/s/ Thomas G. Kahn
	Judith Hershaft		Thomas F. Jauntig, Jr.		Thomas G. Kahn
	Director		Director		Director
Date:	December 09, 2008	Date:	December 09, 2008	Date:	December 09, 2008

By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover	By:	/s/ Donald T. McNelis
	R. Michael Kennedy		Victoria Kossover		Donald T. McNelis
	Director		Director		Director
Date:	December 09, 2008	Date:	December 09, 2008	Date:	December 09, 2008

By:	/s/ Richard A. Nozell	By:	/s/ Carl Rosenstock	By:	/s/ William Sichol Jr.
	Richard A. Nozell		Carl Rosenstock		William Sichol Jr.
	Director		Director		Director
	December 09, 2008		December 09, 2008		December 09, 2008

By:	/s/ Burt Steinberg
Burt Steinberg
Director
Date	December 09, 2008