Form 10-Q
period 2008-12-31
PROVIDENT NEW YORK BANCORP
filed 2009-02-06
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of February 2, 2009
$0.01 per share	39,856,586

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	Dec. 31, 2008	Sep. 30, 2008
ASSETS
Cash and due from banks	$41,186	$125,810
Securities (note 7)
Available for sale (including $570,857 and $765,334 pledged as collateral for borrowings and deposits at December 31, 2008 and September 30, 2008 respectively)	795,017	791,688
Held to maturity, at amortized cost (fair value of $51,105 and $42,899 at December 31, 2008 and September 30, 2008, respectively)	50,561	43,013

Total securities	845,578	834,701

Loans held for sale	485	189
Loans (notes 4 and 5):
One to four family residential mortgage loans	510,991	513,381
Commercial real estate, commercial business and construction loans	983,504	969,432
Consumer loans	252,110	248,740

Gross loans	1,746,605	1,731,553
Allowance for loan losses	(23,645)	(23,101)

Total loans, net	1,722,960	1,708,452
Federal Home Loan Bank (“FHLB”) stock, at cost	29,156	28,675
Accrued interest receivable	10,550	10,881
Premises and equipment, net	37,226	36,716
Goodwill	160,861	160,861
Core deposit and other intangible assets	7,090	7,674
Bank owned life insurance	48,163	47,650
Other assets	18,296	22,762

Total assets	$2,921,551	$2,984,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$1,898,142	$1,989,197
FHLB and other borrowings (including repurchase agreements of $245,065 and $260,166 at December 31, 2008 and September 30, 2008, respectively) (note 9)	566,519	566,008
Mortgage escrow funds	15,178	7,272
Other liabilities	24,714	22,736

Total liabilities	2,504,553	2,585,213

STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,832,857 and 39,815,213 shares outstanding at December 31, 2008 and September 30, 2008, respectively)	459	459
Additional paid-in capital	353,961	352,882
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(7,511)	(7,635)
Treasury stock, at cost (6,096,695 and 6,114,339 shares at December 31, 2008 and September 30, 2008, respectively)	(75,480)	(75,687)
Retained earnings	142,545	138,720
Accumulated other comprehensive income (loss), net of taxes (notes 6 and 11)	3,024	(9,581)

Total stockholders’ equity	416,998	399,158

Total liabilities and stockholders’ equity	$2,921,551	$2,984,371

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended December 31,
	2008	2007
Interest and dividend income:
Loans	$25,827	$28,631
Taxable securities	7,893	7,916
Non-taxable securities	1,854	1,634
Other earning assets	297	664

Total interest and dividend income	35,871	38,845
Interest expense:
Deposits	5,807	8,923
Borrowings	5,018	7,548

Total interest expense	10,825	16,471

Net interest income	25,046	22,374
Provision for loan losses (note 5)	2,500	700

Net interest income after provision for loan losses	22,546	21,674
Non-interest income:
Deposit fees and service charges	3,138	3,022
Net gain on sale of securities available for sale (note 7)	331	—
Title insurance fees	212	269
Bank owned life insurance	513	434
Gain on sale of premises and equipment	517	—
Investment management fees	608	763
Other	452	471

Total non-interest income	5,771	4,959
Non-interest expense:
Compensation and employee benefits (note 12)	9,711	8,630
Stock-based compensation plans (note 2)	857	996
Occupancy and office operations	3,079	2,925
Advertising and promotion	826	867
Professional fees	706	883
Data and check processing	565	573
Amortization of intangible assets	584	690
FDIC insurance and regulatory assessments	431	199
ATM/debit card expense	518	501
Other	1,958	1,858

Total non-interest expense	19,235	18,122
Income before income tax expense	9,082	8,511
Income tax expense	2,791	2,617

Net Income	$6,291	$5,894

Weighted average common shares:
Basic	38,583,580	39,469,995
Diluted	38,818,569	39,805,026
Per common share (note 10)
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2008	39,815,213	$459	$352,882	$(7,635)	$(75,687)	$138,720	$(9,581)	$399,158
Net income	—	—	—	—	—	6,291	—	6,291
Other comprehensive income	—	—	—	—	—	—	12,605	12,605

Total comprehensive income								18,896
Deferred compensation transactions	—	—	36	—	—	—	—	36
Stock option transactions, net	30,945	—	600	—	336	(247)	—	689

ESOP shares allocated or committed to be released for allocation (12,483 shares)	—	—	21	124	—	—	—	145
Vesting of RRP Awards	—	—	422	—	—	—	—	422
Purchase of treasury shares	(13,301)	—	—	—	(129)	—	—	(129)
Cash dividends paid ($0.06 per common share)	—	—	—	—	—	(2,219)	—	(2,219)

Balance at December 31, 2008	39,832,857	$459	$353,961	$(7,511)	$(75,480)	$142,545	$3,024	$416,998

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,291	$5,894
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,500	700
Depreciation and amortization of premises and equipment	1,165	1,175
Amortization of intangibles	584	717
Gain on sales of loans held for sale	(6)	—
Gain on sale of securities available for sale	(331)	—
Gain on sales of fixed assets	(517)	—
Net amortization (accretion) of premium and discounts on securities	129	(79)
Amortization of premiums on borrowings (includes calls on borrowings)	(120)	(250)
ESOP and RRP expense	558	1,035
ESOP forfeitures	(4)	(293)
Stock option compensation expense	303	256
Originations of loans held for sale	(1,500)	—
Proceeds from sales of loans held for sale	1,204	—
Increase in cash surrender value of bank owned life insurance	(513)	(434)
Deferred income tax (expense)	(6,096)	(6,202)
Net changes in accrued interest receivable and payable	532	1,762
Other adjustments (principally net changes in other assets and other liabilities)	4,273	10,744

Net cash provided by operating activities	8,452	15,025

Cash flows from investing activities
Purchases of securities:
Available for sale	(72,641)	(61,278)
Held to maturity	(11,257)	(1,252)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	49,740	84,756
Held to maturity	3,701	3,113
Proceeds from sales of securities available for sale	40,453	—
Loan originations	(118,319)	(151,224)
Loan principal payments	101,317	133,895
Purchase of FHLB stock	(481)	(1,148)
Purchases of premises and equipment	(1,876)	(2,434)
Proceeds from the sale of premises	718	—

Net cash (used in) provided by investing activities	(8,645)	4,428

Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(107,424)	(35,641)
Net (decrease) increase in time deposits	16,369	(5,500)
Net increase in short-term borrowings	(10,795)	(23,507)
Gross repayments of long-term borrowings	(1,414)	(977)
Gross proceeds from long-term borrowings	12,840	50,000
Net increase in mortgage escrow funds	7,906	7,561
Treasury shares purchased	(129)	(13,926)
Stock option transactions	399	508
Other stock-based compensation transactions	36	289
Cash dividends paid	(2,219)	(2,320)

Net cash used in financing activities	(84,431)	(23,513)

Net decrease in cash and cash equivalents	(84,624)	(4,060)
Cash and cash equivalents at beginning of period	125,810	47,291

Cash and cash equivalents at end of period	$41,186	$43,231

Supplemental information:
Interest payments	$10,622	$16,454
Income tax payments	279	107
Net change in unrealized gains recorded on securities available for sale	21,002	9,108
Change in deferred taxes on unrealized gains on securities available for sale	(8,512)	(3,714)
Number of RRP shares issued	—	1,000

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands, except share data)

	For the Three Months Ended December 31,
	2008	2007
Net Income:
Other Comprehensive income :	$6,291	$5,894
Net unrealized holding gain on securities available for sale net of related tax expense of $8,512 and $3,709, respectively	12,490	5,393

Change in funded status of defined benefit plans, net of related income tax expense of $78	115	—

	12,605	5,393

Total Comprehensive Income	$18,896	$11,287

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

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

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and for letters of credit, on behalf of customers, which all are in the ordinary course of its lending activities. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

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

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2008, 148,540 shares of total options granted were subject to this potential accelerated vesting. The Company expensed $7 for accelerated vesting of stock options during the three months ended December 31, 2008. There was no additional expense for accelerated vesting of stock options during the three months ended December 31, 2007.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Under the Company’s 2000 and 2004 stock plans there are a total of 306,254 shares available for future grant as of December 31, 2008. Under both plans options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise and for the mandatory withholding of income taxes. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights (none have been granted). Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. The Company issued 5,898 shares of stock-based option awards including reload options for the three month period ended December 31, 2008. The Company recognized total non-cash stock-based compensation

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

cost of $303 and $256 associated with stock options for the three month period ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $1.7 million. The following table shows information regarding outstanding and exercisable options as of December 31, 2008:

	December 31, 2008
	Outstanding			Exercisable
	Number of Stock Options	Weighted-Average		Number of Stock Options	Weighted-Average
		Exercise Price	Life (in Years)		Exercise Price
Range of Exercise Price
$3.50 to $7.31	495,436	$3.84	1.2	495,436	$3.84
$7.32 to $11.85	164,655	11.60	4.4	158,655	11.62
$11.86 to $15.66	1,789,327	12.94	6.1	1,271,287	12.90

	2,449,418	$11.01	5.0	1,925,378	$10.47

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2008	2,481,163	$10.91

Granted	5,898	11.74
Exercised	(36,843)	4.29
Forfeited	(800)	12.84

Outstanding at December 31, 2008	2,449,418	$11.01

Exercisable at December 31, 2008	1,925,378	$10.47

Weighted average estimated fair value of options granted during the period		$2.57

The fair value for grants during the three month period ended December 31, 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.6%
Dividend yield	2.1%
Volatility of the market price	51.1%
Weighted-average expected life of options	1.2 yrs

The aggregate intrinsic value of options outstanding as of December 31, 2008 was $4.4 million. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the three-month period ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Under the Company’s 2000 and 2004 restricted stock plans, 49,620 shares of restricted stock are reserved for issuance as of December 31, 2008. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $422 and $431 for the three months ended December 31, 2008 and 2007, respectively. The remaining unearned compensation cost was $2.2 million and $4.0 million as of December 31, 2008 and 2007, respectively. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of December 31, 2008, 92,200 shares of the awards granted were subject to this accelerated vesting. Nonvested shares outstanding were 205,950 at December 31, 2008 and September 30, 2008.

There was no additional expense recognized for accelerated vesting of restricted stock during the three months ended December 31, 2008 and 2007, respectively.

The Company maintains an ESOP. The Company’s first ESOP loan was paid off in December 2007. The second loan that funded the ESOP was initiated in connection with the second step public offering. The loan matures in December 2023 and results in the release of 49,932 shares annually. The ESOP expense for the shares released under the loans totaled $141 and $311 for the three month period ended December 31, 2008 and 2007, respectively. The Company reduced ESOP expense by $4 and $293 related to forfeitures from the plan during the same respective periods.

3.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to the Company’s financial results include calculating the allowance for loan losses, accounting for goodwill and the recognition of interest income. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income, a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Footnote 1 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2008 provides additional detail regarding the Company’s accounting policies.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2008	September 30, 2008
Real estate - residential mortgage	$510,991	$513,381
Real estate - commercial mortgage	551,716	554,811
Acquisition, development & construction loans	182,086	170,979
Commercial business loans	249,702	243,642
Consumer loans	252,110	248,740

Total	$1,746,605	$1,731,553

5.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized. The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio. Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on further deterioration in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, and other factors.

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended December 31,
	2008	2007
Balance at beginning of period	$23,101	$20,389
Charge-offs	(2,004)	(863)
Recoveries	48	99

Net charge-offs	(1,956)	(764)
Provision for loan losses	2,500	700

Balance at end of period	$23,645	$20,325

Net charge-offs to average loans outstanding (annualized)	0.45%	0.19%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At both dates, the Company had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	December 31, 2008		September 30, 2008
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$3,216	$1,731	$2,487	$1,731
Commercial real estate	770	3,713	732	3,100
Commercial business	—	3,099	—	2,811
Acquisition, development and construction loans	—	4,573	—	5,596
Consumer	575	370	70	351

Total non-performing loans	$4,561	$13,486	$3,289	$13,589

Real estate owned:
Land loan		1,690		—
One- to four-family		84		84

Total real estate owned		1,774		84

Total non-performing assets		$19,821		$16,962

Ratios:
Non-performing loans to total loans		1.03%		0.97%
Non-performing assets to total assets		0.68%		0.57%
Allowance for loan losses to total non-performing loans		131%		137%
Allowance for loan losses to average loans		1.36%		1.35%

The Company’s recorded investment in impaired loans, as defined by SFAS No. 114, was $13.1 million and $13.2 million at December 31, 2008 and September 30, 2008, respectively. The allowance for loan losses associated with impaired loans was $4.3 million and $1.3 million at December 31, 2008 and September 30, 2008, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

6.	Fair value measurements

Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain of its financial instruments. The provisions of SFAS No. 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the Financial Accounting Standards Board (“FASB”) until October 1, 2009.

The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective October 1, 2008. The Company has elected not to adopt any fair value provisions under FAS 159 for any of its financial assets or financial liabilities as of December 31, 2008.

The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value excludes incremental direct selling or transfer costs but considers the condition and/or location of the asset or liability and any restrictions on the use of the asset as of the measurement date. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.

LEVEL 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

LEVEL 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

LEVEL 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that the market participants would use to value the asset or liability.

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.

Investment securities available for sale and other investments

Securities classified as available for sale and other investments (included in “Other assets” on the consolidated balance sheet) are generally reported at fair value using Level 1 and Level 2 inputs. The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment advisor. Certain investments are actively traded and therefore have been classified as Level 1 valuations (U.S. Treasuries and certain government sponsored agencies). The majority of the Company’s available for sale investment securities (mortgage backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of market data information and compares them to dealer indicative bids from the Company’s external investment advisor. For securities where there is limited trading activity (local municipals and thinly traded equities) or less observable valuation inputs, the Company has classified such valuations as Level 2. For these securities the Company values by reference to the market closing price (last trade) on the measurement date or by quoted prices for similar assets in active markets. In the event that no trade occurred on the measurement date, reference would be made to an indicative bid or the last trade nearest to the measurement date.

Real estate loans held for sale

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in fair value of loans held for sale. The carrying value of the hedged real estate loan held for sale includes changes in estimated fair value during the hedge period, which is usually from the date that the loan closes through the sale date. The fair value of these loans is calculated by reference to quoted prices in the secondary markets for commitments to sell real estate loans with similar characteristics (Level 2).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Commitments to sell real estate loans:

The Company enters into various commitments to sell real estate loans within the secondary market. Such commitments are considered to be derivative financial instruments and, therefore are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair values of these commitments are not considered material.

Interest rate swap agreements

The Company can utilize interest rate swap agreements as part of the management of its interest rate risk. The fair value of interest rate swap agreements is obtained using externally developed pricing models which are based on market observable inputs and are therefore classified as Level 2. The Company had no interest rate swap agreements at December 31, 2008.

A summary of assets and liabilities at December 31, 2008 measured at estimated fair value on a recurring basis were as follows:

	December 31, 2008	Level 1	Level 2	Level 3
Investment securities available for sale	$795,017	$32,179	$762,838	$—
Real estate loans held for sale	489	—	489	—

Total Assets	$795,506	$32,179	$763,327	$—

The Company did not have any Level 3 assets or liabilities to report changes for the three month period ending December 31, 2008.

The following categories of financial assets, are not measured at fair value on an on-going basis, but are subject to fair value adjustments in certain circumstances:

Loans

Loans are not generally recorded at fair value on a recurring basis. The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a loan”, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties. Any fair value adjustments for loans categorized here are classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $13.1 million which equals the carrying value at December 31, 2008, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the company for the three months ended December 31, 2008 were $78. The allowance for loan losses associated with impaired loans was $4.3 million at December 31, 2008.

Mortgage servicing rights

The company utilizes the amortization method to subsequently measure its servicing asset. In accordance with Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB no. 140” (“SFAS 156”), the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, who considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. At December 31, 2008, $583 of mortgage servicing rights had a carrying value equal to their fair value. Changes in fair value of mortgage servicing rights recognized for the three months ended December 31, 2008 was a decrease of $72.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at December 31, 2008 and September 30, 2008:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$557,937	$14,644	$(381)	$572,200
Collateralized mortgage obligations	33,829	1,093	(4,019)	30,903

Total mortgage-backed securities	591,766	15,737	(4,400)	603,103

Investment securities
U.S. Government Federal Agency Securities	30,846	1,379	(1)	32,224
State and municipal securities	160,143	1,536	(2,951)	158,728
Equities	1,146	—	(184)	962

Total investment securities	192,135	2,915	(3,136)	191,914

Total available for sale	$783,901	$18,652	$(7,536)	$795,017

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$576,551	$3,427	$(3,017)	$576,961
Collateralized mortgage obligations	34,521	636	(1,102)	34,055

Total mortgage-backed securities	611,072	4,063	(4,119)	611,016

Investment securities
U.S. Government Federal Agency Securities	30,022	19	—	30,041
State and municipal securities	159,334	125	(9,858)	149,601
Equities	1,146	—	(116)	1,030

Total investment securities	190,502	144	(9,974)	180,672

Total available for sale	$801,574	$4,207	$(14,093)	$791,688

The following is a summary of securities held to maturity at December 31, 2008 and September 30, 2008:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$8,513	$128	$(87)	$8,554
Collateralized mortgage obligations	1,005	—	(16)	989

Total mortgage-backed securities	9,518	128	(103)	9,543

Investment securities
State and municipal securities	40,984	681	(166)	41,499
Other investments	59	4	—	63

Total investment securities	41,043	685	(166)	41,562

Total held to maturity	$50,561	$813	$(269)	$51,105

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$9,313	$133	$(35)	$9,411
Collateralized mortgage obligations	1,038	—	(1)	1,037

Total mortgage-backed securities	10,351	133	(36)	10,448

Investment securities
State and municipal securities	32,604	236	(449)	32,391
Other investments	58	2	—	60

Total investment securities	32,662	238	(449)	32,451

Total held to maturity	$43,013	$371	$(485)	$42,899

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

At December 31, 2008 and September 30, 2008, the accumulated unrealized net gain / (loss) on securities available for sale, net of tax expense / (benefit) was $6.6 million and $(5.9) million, respectively. There were realized gains of $331 and no realized losses for the three months ended December 31, 2008.

Securities, including held-to-maturity securities, with carrying amounts of $302.6 million and $323.7 million were pledged as collateral for borrowings and securities repurchase agreements at December 31, 2008 and September 30, 2008, respectively. Securities with carrying amounts of $268.3 million and $441.6 million were pledged as collateral for municipal deposits and other purposes at December 31, 2008 and September 30, 2008, respectively.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2008 and September 30, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value
As of December 31, 2008
Available For Sale:
Mortgage-backed securities	$(350)	$55,905	$(31)	$869	$(381)	$56,774
Collateralized mortgage obligations	(2,758)	5,958	(1,261)	2,974	(4,019)	8,932
U.S. Government agency securities	—	—	(1)	45	(1)	45
Municipal securities	(1,581)	57,460	(1,370)	20,320	(2,951)	77,780
Equity securities	(164)	877	(20)	85	(184)	962

Total available-for-sale:	(4,853)	120,200	(2,683)	24,293	(7,536)	144,493

Held to Maturity:
Mortgage-backed securities	(68)	3,772	(29)	1,259	(97)	5,031
Collateralized mortgage obligations	(6)	989	—	—	(6)	989
State and municipal securities	(142)	3,107	(24)	431	(166)	3,538

Total held to maturity:	(216)	7,868	(53)	1,690	(269)	9,558

Total securities:	$(5,069)	$128,068	$(2,736)	$25,983	$(7,805)	$154,051

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	Less than 12 months		12 months or longer		Total
	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value
As of September 30, 2008
Available For Sale:
Mortgage-backed securities	$(2,575)	$245,362	$(442)	$22,492	$(3,017)	$267,854
Collateralized mortgage obligations	(1,100)	13,885	(2)	250	(1,102)	14,135
U.S. Government agency securities	—	—	—	47	—	47
Municipal securities	(7,535)	113,509	(2,323)	19,241	(9,858)	132,750
Equity securities	(115)	926	(1)	104	(116)	1,030

Total available-for-sale:	(11,325)	373,682	(2,768)	42,134	(14,093)	415,816

Held to Maturity:
Mortgage-backed securities	(4)	2,617	(31)	1,282	(35)	3,899
Collateralized mortgage obligations	(1)	1,037	—	—	(1)	1,037
State and municipal securities	(420)	13,136	(29)	540	(449)	13,676

Total held to maturity:	(425)	16,790	(60)	1,822	(485)	18,612

Total securities:	$(11,750)	$390,472	$(2,828)	$43,956	$(14,578)	$434,428

Substantially all of the unrealized losses at December 31, 2008 relate to investment grade securities, attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at December 31, 2008. A total of 288 securities were in a continuous unrealized loss position for less than 12 months, and 92 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity); therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008. The Company does not own any preferred stock with Federal National Mortgage Association or Federal Home Loan Mortgage Corporation. Private label CMO’s have an amortized cost of $13.5 million and a fair value (carrying value) of $9.5 million at December 31, 2008. These securities were all performing as of December 31, 2008 and are expected to perform based on current information.

8.	Deposits

Major classifications of deposits are summarized below:

	December 31, 2008	September 30, 2008
Demand Deposits
Retail	$154,802	$162,161
Commercial and municipal	225,664	325,729
Business and municipal NOW deposits	98,097	217,462
Personal NOW deposits	115,996	115,442

Total transaction accounts	594,559	820,794
Savings	336,139	335,986
Money market	300,890	306,504
Certificates of deposit	666,554	525,913

Total deposits	$1,898,142	$1,989,197

Municipal deposits of $335.2 million and $460.8 million were included in total deposits at December 31, 2008 and September 30, 2008, respectively. Certificates of deposit include $32.9 million in brokered deposits at December 31, 2008 and $16.6 million at September 30, 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

9.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2008		September 30, 2008
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$321,454	2.88%	$305,842	3.20%
Repurchase agreements	245,065	3.97%	260,166	3.85

Total borrowings	$566,519	3.35%	$566,008	3.50%

By remaining period to maturity:
One year or less	$157,631	1.51%	$153,893	2.16%
One to two years	55,730	4.23%	52,961	3.62%
Two to three years	42,117	3.87%	32,129	3.88%
Three to four years	12,500	4.03%	22,500	4.03%
Four to five years	29,674	3.84%	35,424	3.96%
Five years or greater	268,867	4.09%	269,101	4.09%

Total borrowings	$566,519	3.35%	$566,008	3.50%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2008 and September 30, 2008, the Bank had pledged mortgages totaling $391,338 and $385,279, respectively. The Bank had also pledged securities with carrying amounts of $302,561 and $323,694 as of December 31, 2008 and September 30, 2008, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB, which totaled $565,947 and $555,252 as of December 31, 2008 and September 30, 2008, the bank had unused borrowing capacity under the FHLB Line of Credit of $199.2 million and $142.0 million, respectively. As of December 31, 2008, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $167.0 million. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

The Bank had $100.8 million in overnight and floating rate borrowings that reprice daily, as of December 31, 2008. During the three months ended December 31, 2008 no borrowings were called. Of the $408.9 million in borrowings due in greater than one year, $283.0 are callable quarterly after an initial lockout period through their respective maturities. The remaining premium recorded from prior acquisitions, but not accreted into income at December 31, 2008 was $572.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended December 31,
	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,584	39,470

Net Income	$6,291	$5,894
Basic earnings per common share	$0.16	$0.15

Diluted earnings per common share are computed as follows:

	For the Three Months Ended December 31,
	2008	2007
Weighted average common shares outstanding (basic), in ‘000s	38,584	39,470
Effect of common stock equivalents	235	335

	38,819	39,805
Net Income	$6,291	$5,894
Diluted earnings per common share	$0.16	$0.15

As of December 31, 2008, 1,910,810 weighted average shares were anti-dilutive for the three month period ending December 31, 2008.

11.	Guarantor’s Obligations Under Guarantees

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

As of December 31, 2008, the Company had $30.8 million in outstanding letters of credit, of which $12.9 million were secured by cash collateral.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

12.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended December 31,		Three months Ended December 31,
	2008	2007	2008	2007
Service Cost	$—	$—	$5	$5
Interest Cost	398	397	23	8
Expected return on plan assets	(445)	(537)	—	—
Amortization net transition obligation	—	—	3	3
Amortization of prior service cost	—	—	12	1
Amortization of (gain) or loss	207	—	(29)	(20)

	$160	$(140)	$14	$(3)

As of December 31, 2008, a contribution of $1.5 million had been deposited into the pension plan. The Company anticipates an additional contribution of $3.7 million during the 2009 fiscal year.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $23 and $21 for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, contributions of $9 were deposited to fund benefit payments related to the SERP. The company anticipates funding the SERP during the quarter ending March 31, 2009 in the amount of $2.0 million. The remaining liability of $463 is expected to stay unfunded.

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

Overview

The Company provides financial services to individuals and businesses primarily in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities. Non-interest income consists primarily of banking fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, investment management fees and realized gains and losses on available for sale securities. The three months ended December 31, 2008 also included a gain on the sale of premises and equipment. Our non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding assets.

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total assets as of December 31, 2008 were $2.9 billion, a decrease of $62.8 million, or 2.1% compared to September 30, 2008 levels. The decrease in assets is primarily due to an $84.6 decrease in cash and due from banks as a result of a large deferred cash letter received on September 30, 2008. This decrease was partially offset by an increase in net loans of $14.5 million. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

Net Loans as of December 31, 2008 were $1.7 billion, an increase of $14.5 million, or 0.8%, over net loan balances of $1.7 billion at September 30, 2008. Commercial loans increased by $14.1 million, or 1.5%, over balances at September 30, 2008, as the Company has increased its emphasis on commercial and industrial (“C&I”) lending. Consumer loans increased by $3.4 million, or 01.4%, during the three month period ended December 31, 2008, while residential mortgage loans decreased by $2.4 million, or 0.5%. Total loan originations, excluding loans originated for sale, were $118.3 million for the three months ended December 31, 2008 and repayments were $101.6 million during the same time period.

Net charge-offs of $2.0 million for the three months ended December 31, 2008 represent 0.45% of average loans outstanding on an annualized basis. Non-performing loans increased $1.2 million from September 30, 2008, primarily due to the current economic slow down to $18.0 million. Non-performing loans as a percentage of total loans was 1.03%, as compared to 0.97% at September 30, 2008, and 0.57% at December 31, 2007. The allowance for loan losses represents 1.36% of average loans and 131% of non-performing loans, at December 31, 2008 compared to 1.35% of average loans and 137% of non-performing loans at September 30, 2008.

Total securities increased by $10.9 million, or 1.3%, to $845.6 million at December 31, 2008 due to improvements in market value of $21.0 million from $834.7 million at September 30, 2008. Mortgage-backed securities at an amortized cost decreased by $22.1 million primarily due to pay-downs totaling $20.0 million. These decreases were partially offset by increases in state and municipal securities of $9.2 million primarily due to purchases and U.S. Government federal agency securities increased $824,000. The Company owns $13.5 million at cost of private label CMO’s with a carrying value of $9.5 million. These securities are all currently performing and the Company does not believe any of these securities are other than temporarily impaired.

Deposits as of December 31, 2008 were $1.9 billion, a decrease of $91.1 million, or 4.6%, from September 30, 2008. Retail and commercial transaction accounts were 31.3% of deposits at December 31, 2008 and 41.3% at September 30, 2008. The decrease in demand deposits of $107.4 million, or 22.0%, and retail and commercial NOW accounts of $118.8 million or 35.7% were offset by an increase in certificate of deposit accounts of $140.6 million. Money Market deposits decreased by $5.6 million or 1.8% and savings deposits increased by $153,000. Within the categories above, municipal transaction accounts decreased by $228.7 million, (of which $242.3 million relates to seasonal tax collections), municipal money market increased by $7.7 million, municipal savings accounts increased by $100,000 and municipal certificates of deposits increased by $95.4 million. We added staff resources to our municipal business, which has resulted in increased municipal relationships.

Borrowings were relatively unchanged increasing by $511,000, or 0.1%, from September 2008, to $566.5 million.

Stockholders’ equity increased $17.8 million from September 30, 2008 to $417.0 million at December 31, 2008, primarily due to an increase in other comprehensive income of $12.6 million. An increase of $3.8 million in the Company’s retained earnings to $142.5 million and stock based compensation transactions of $1.3 million added to the overall increase in capital. Stock repurchases were undertaken at lower levels than in recent quarters. As of December 31, 2008, 1,152,600 shares remain available for repurchase under the Company’s current stock repurchase program.

Bank Tier I capital to adjusted total assets was at 8.3% at December 31, 2008. Tangible capital on a consolidated basis is 9.0% of tangible assets.

Credit Quality

Net charge-offs for the quarter were $2.0 million (0.45% of average loans on an annualized basis) compared to $1.0 million in the prior linked quarter and $764,000 for the quarter ended December 31, 2007. Losses continue to be concentrated in the credit-scored community business loan portfolio. Net charge-offs in the community business loan portfolio for the first quarter were $1.5 million on average outstandings of $107.3 million. During the quarter the Company provided $2.5 million in loan loss provisions, which was $544,000 in excess of net charge-offs. This resulted in an increase in the allowance for loan losses to $23.6 million, or 1.35% of loans outstanding, and 131% of non-performing loans. The primary reasons for increasing the allowance for loan losses continue to be the growth in the commercial and industrial and construction loan portfolios and the general economic slowdown. Nonperforming loans increased $1.2 million in the first quarter to $18.0 million (1.03% of loans) compared to September 30, 2008, primarily in the area of commercial loans and residential mortgages. Non performing assets increased $2.9 million to $19.8 million (0.68% of assets) at December 31, 2008 compared to September 30, 2008 as the company completed the foreclosure of a property for $1.7 million in addition to the increase in non performing loans.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and December 31, 2007

Net income for the three months ended December 31, 2008 was $6.3 million, an increase of $397,000, compared to $5.9 million for the same period in fiscal 2007. Net interest income before provision for loan losses for the three months ended December 31, 2008 increased by $2.7 million, or 12.0%, to $25.0 million, compared to $22.4 million for the same period in the prior year. The provision for loan losses for the three months ended December 31, 2008 increased $1.8 million, or 257%, to $2.5 million, compared to $700,000 for the same period in the prior year due to growth in the loan portfolio, weaker economic conditions and recent loss experience in the portfolios. Net interest margin on a tax equivalent basis for the three months ended December 31, 2008 increased 26 basis points compared to the same period last year from 3.74% to 4.00%, primarily due to increases in loans funded by maturing lower rate investments, and significant reductions in the average cost of deposits and borrowings, partially offset by approximately $664.7 million in floating rate loans that have reduced rates as a result of decreases in the prime rate. Non-interest income for the three months ended December 31, 2008, was $5.8 million, an increase of $812,000, compared to $5.0 million for the same period in fiscal 2008 due to gains on sale of premises and securities of $848,000. Non-interest expense increased $1.1 million, or 6.1%, to $19.2 million for the three months ended December 31, 2008, compared to $18.1 million for the same period in the prior year primarily due to higher salary and benefit costs of $1.1 million. Compensation and employee benefits increased due to employee related benefit costs and additional employees hired during fiscal 2008, as the Company added resources to its municipal business and opened a branch location in Tarrytown, Westchester County, New York.

The relevant operating results performance measures follow:

	Three Months Ended December 31,
	2008	2007
Per common share:
Basic earnings	$0.16	$0.15
Diluted earnings	0.16	0.15
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.86%	0.84%
Equity	6.22%	5.80%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
	2008			2007
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$957,907	$15,121	6.26%	$885,639	$17,090	7.66%
Consumer loans	248,924	3,136	5.00	242,169	4,100	6.72
Residential mortgage loans	505,988	7,570	5.94	495,399	7,441	5.96

Total loans [1]	1,712,819	25,827	5.98	1,623,207	28,631	7.00

Securities-taxable	647,414	7,892	4.84	644,336	7,916	4.87
Securities-tax exempt [2]	189,316	2,853	5.98	164,144	2,514	6.08
Other earning assets	32,856	297	3.59	35,968	664	7.32

Total securities and other earning assets	869,586	11,042	5.04	844,448	11,094	5.21

Total interest-earning assets	2,582,405	36,869	5.66	2,467,655	39,725	6.39

Non-interest-earning assets	325,543			312,705

Total assets	$2,907,948			$2,780,360

Interest bearing liabilities:
NOW Checking	$231,807	335	0.57%	$143,396	193	0.53%
Savings, clubs and escrow	347,826	275	0.31	348,670	334	0.38
Money market accounts	304,346	999	1.30	259,931	1,739	2.65
Certificate accounts	595,595	4,198	2.80	581,204	6,657	4.54

Total interest-bearing deposits	1,479,574	5,807	1.56	1,333,201	8,923	2.66
Borrowings	628,988	5,018	3.17	665,380	7,548	4.50

Total interest-bearing liabilities	2,108,562	10,825	2.04	1,998,581	16,471	3.27

Non-interest bearing deposits	380,021			357,246
Other non-interest-bearing liabilities	18,261			21,387

Total liabilities	2,506,844			2,377,214
Stockholders’ equity	401,104			403,146

Total liabilities and equity	$2,907,948			$2,780,360

Net interest rate spread			3.63%			3.12%

Net earning assets	$473,843			$469,074

Net interest margin		26,044	4.00%		23,254	3.74%

Less tax equivalent adjustment [2]		(998)			(880)

Net interest income		$25,046			$22,374

Ratio of average interest-earning assets to average interest bearing liabilities	122.47%			123.47%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31, 2008 vs. 2007 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,306	$(3,275)	$(1,969)
Consumer loans	109	(1,073)	(964)
Residential mortgage loans	155	(26)	129
Securities-taxable	31	(55)	(24)
Securities-tax exempt[2]	380	(41)	339
Other earning assets	(53)	(314)	(367)

Total interest income	1,928	(4,784)	(2,856)

Interest-bearing liabilities
NOW checking	127	15	142
Savings	(1)	(58)	(59)
Money market	255	(995)	(740)
Certificates of deposit	157	(2,616)	(2,459)
Borrowings	(395)	(2,135)	(2,530)

Total interest expense	143	(5,789)	(5,646)

Net interest margin	1,785	1,005	2,790
Less tax equivalent adjustment[2]	(134)	16	(118)

Net interest income	$1,651	$1,021	$2,672

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2008 increased by $2.7 million, or 11.9%, to $25.0 million, compared to $22.4 million for the quarter ended December 31, 2007. Net interest income on a tax-equivalent basis increased by $2.8 million, or 12.0%, to $26.0 million for the quarter ended December 31, 2008, compared to $23.3 million for the same three months in 2007. The target fed funds rate averaged 1.1% for the quarter ended December 31, 2008 versus an average of 4.53% for the same quarter in the prior year. Comparable declines were experienced in the prime rate to which $663.7 million in loans reprice and $100.8 million in overnight and floating rate borrowings reprice. Interest expense decreased by $5.6 million, or 34.3% to $10.8 million for the quarter, compared to $16.5 million for the same quarter in 2007. Average interest-bearing liabilities increased by $110.0 million and the average cost of interest-bearing liabilities decreased by 123 basis points. The average yields on the loan portfolio decreased by 102 basis points. Average yields on investment securities and other earning assets on a tax-equivalent basis decreased by 17 basis points. Interest-bearing deposit accounts decreased 110 basis points primarily in the certificate of deposit and money market category. The Company employs a disciplined pricing strategy, which allows us to compete effectively in the market place without matching competitors’ promotional rates or terms in order to retain or grow deposit balances. Average borrowings costs decreased 133 basis points primarily due to floating rate borrowings repricing downward in response to the Federal Reserves’ lowering of the target federal funds rate. The tax equivalent net interest margin, therefore, increased by 26 basis points to 4.00%, while net interest spread increased by 51 basis points as compared to 2007 to 3.63%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $2.5 million in loan loss provisions for the quarter ended December 31, 2008, and recognized net charge-offs of $2.0 million in the quarter. This compares to $700,000 in loan loss provisions and $764,000 in net charge-offs for the quarter ended December 31, 2007. The primary driver of the increased charge-offs in the current quarter is the performance of the small business credit-scored portfolio. Net charge-offs for this portfolio were $1.5 million of the $107.3 million of average outstanding balances for the quarter. We continued to increase reserves in the quarter due to increases in the total loans outstanding, particularly commercial and industrial loans and construction loans and weakened economic conditions.

Non-interest income for the three months ended December 31, 2008 increased by $812,000, or 16.4% to $5.8 million. Contributing to the increase were a $517,000 gain on the sale of premises and equipment, $331,000 in gains on sales of securities and increases in deposit service charges and fees of $116,000 or 3.8%, primarily in overdraft and debit card fees. These increases offset declines in title insurance and asset management fees, which decreased consistent with lower activity and asset valuation levels resulting from economic and market conditions.

Non-interest expense for the three months ended December 31, 2008 increased by $1.1 million, or 6.1%, to $19.2 million, primarily due to an increase of $1.1 million or 12.5% in compensation and employee benefits. This increase is primarily due to increases in salaries as a result of the Company adding resources to its municipal bank business, opening of the Tarrytown, Westchester office, pension expense and medical expenses. Increases were also experienced in occupancy and office operations, FDIC insurance and regulatory assessments as credits for FDIC assessments expired and other expense. FDIC insurance premiums are scheduled to increase from 5 basis points to 12 basis points effective for the quarter ending March 31, 2009. In addition, transaction accounts and NOW accounts paying 50 basis points or less, receive unlimited FDIC insurance through December 31, 2009. Amounts in excess of $250,000 per account are subject to an additional FDIC insurance premium of 10 basis points at December 31, 2008. Deposits in excess of $250,000 subject to additional FDIC assessments were $144.8 million. These increases were only partially offset by decreases in professional fees due to decreased consulting and administration fees, stock based compensation plans (ESOP loan maturity) and amortization of intangible assets.

Income Tax expense increased $174,000 to $2.8 million for the three months ended December 31, 2008, as compared to $2.6 million for December 31, 2007. The effective tax rate was 30.7% for both the first fiscal quarter of 2009 and 2008.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment and mortgage-backed securities. During the three months ended December 31, 2008 and 2007, loan originations, excluding loans originated for sale, totaled $119.8 million and $151.2 million, respectively, and purchases of securities totaled $83.9 million and $62.5 million, respectively. Paydowns, maturities and sales on securities totaled $93.9 million and $87.9 million during the three months ended December 31, 2008 and 2007, respectively. Loan origination commitments and undrawn lines of credit totaled $446.8 million at December 31, 2008. The Company anticipates that it will have sufficient funds available to meet current loan commitments based upon past experiences of funding such commitments. The Company had investments totaling $48.2 million in BOLI contracts at December 31, 2008. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the products and interest rates offered by local competitors, the appeal of non-deposit investments, and other factors. During the three month period ended December 31, 2008 short-term interest rates were significantly reduced. The target federal funds rate at 0% to 0.25% has dropped 175 basis points since September 2008, and was an average of 2.949% for the prior fiscal year. The interest rate yield curve has finally regained a positive slope as the ten-year US Treasury yield at 2.21% was higher than the two-year note with a 0.77% yield.

Total deposits decreased by $91.1 million for the three months ended December 31, 2008. Within the deposit categories, total transaction accounts decreased by $226.2 million, of which municipal transaction accounts decreased $228.7 million or 71.8%. Certificates of deposit increased $140.6 million with municipal certificates increasing $95.4 million. Savings accounts increased by $153,000. The trends seen in deposit categories as of December 31, 2008 are consistent with those that the Company historically experiences in the first three months of the fiscal year. The decrease in municipal deposits is a result of September deposits including $242.3 million in seasonal tax deposits. Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance limits with exception of non-interest checking and NOW accounts earning less than 50 basis points.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $566.5 million was outstanding at December 31, 2008. At December 31, 2008, we had additional borrowing capacity of $366.2 million under all credit facilities with the Federal Home Loan Bank. The Company may utilize brokered certificates of deposit as well, and as of December 31, 2008 there was $32.9 million outstanding. Management believes that the Company’s available sources of liquidity are adequate to meet its anticipated funding needs.

At December 31, 2008, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $229.4 million, or 8.3% of adjusted assets (which is above the minimum required level of $110.0 million, or 4.0%) and a total risk-based capital level of $253.0 million, or 13.1% of risk-weighted assets (which is above the required level of $154.4 million, or 8.0%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At December 31, 2008, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level. Provident Bank has elected not to participate in the US Treasury Department’s Capital Purchase Program (“CPP”). Provident decided not to participate because we have a strong, well capitalized balance sheet and believes that we are positioned to withstand the current economic headwinds.

The Company declared a dividend of $0.06 per share payable on February 19, 2009 to stockholders of record on February 5, 2009.

The following table sets forth the Bank’s regulatory capital position at December 31, 2008 and September 30, 2008, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Tangible capital	$229,395	8.3%	$41,251	1.5%	$—	—
Tier 1 (core) capital	229,395	8.3	110,002	4.0	137,503	5.0%
Risk-based capital:
Tier 1	229,395	11.9	—	—	115,820	6.0
Total	253,040	13.1	154,426	8.0	193,033	10.0

September 30, 2008:
Tangible capital	$226,053	8.0%	$42,357	1.5%	$—	—
Tier 1 (core) capital	226,053	8.0	112,952	4.0	141,191	5.0%
Risk-based capital:
Tier 1	226,053	11.6	—		116,709	6.0
Total	249,154	12.8	155,612	8.0	194,515	10.0

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement became October 1, 2008. The Company has elected not to adopt any fair value provisions under SFAS 159 for any of its financial assets or financial liabilities as of December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans in the amount of $3.7 million, net of taxes of $115, were recorded as an adjustment to accumulated other comprehensive income (loss) with an offset to Pension Funded Status as of September 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the consolidated earnings or financial position of the Company.

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

Estimated Changes in NPV and NII. The table below sets forth, as of December 31, 2008, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve or Federal Home loan advance rates, as applicable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Quarterly Report - Quantitative Analysis - NPV

December 31, 2008

	NPV			Net Interest Income
		Estimated Increase		Estimated	Estimated Increase (Decrease) in
	Estimated	(decrease) NPV		Net Interest	Net Interest Income
Change in Interest Rates	NPV	Amount	Percent	Income	Amount	Percent
	dollars in thousands
300	$339,888	$(73,153)	-17.7%	$95,868	$4,896	5.4%
200	380,491	(32,550)	-7.9%	95,335	4,363	4.8%
100	415,219	2,178	0.5%	93,363	2,391	2.6%
0	413,041	—	0.0%	90,972	—	0.0%

The table set forth above indicates that at December 31, 2008, in the event of an immediate 100 basis point increase in interest rates, we would be expected to experience a 0.5% increase in NPV and a 2.6% increase in net interest income. Due to the current level of interest rates management is unable to model the impact of decreases in interest rates on NPV and net interest income.

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

The federal funds target rate fluctuated during the fiscal year 2008. The average rate during 2008 was 2.95%. During the first three months of fiscal 2009, the Federal Open Market Committee (“FOMC”) decreased the target fed funds rate an additional 175 basis points leaving a target range of 0.00% to 0.25%. During the same period, U.S. Treasury rates in the two year maturities have decreased 124 basis points from 2.00% to 0.76% and U.S. Treasury 10 year notes have decreased 160 basis points from 3.85% to 2.25%.

The disproportional higher rate of decrease on longer term maturities has resulted in the two to ten year treasury yield curve being less steep at December 31, 2008 than it was at fiscal year end 2008. The positively sloped yield curve has caused a reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets tied to the prime rate and similar indices. Further, the gradual thawing of the credit markets has finally enabled financial institutions to lower deposit rates significantly in accordance with the FOMC’s rate reductions. Should credit markets stabilize, the FOMC could reverse direction and increase the target federal funds rate. This could cause the shorter end of the yield curve to rise disproportionally more than the longer end thereby resulting in margin compression.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
October 1- October 31	—	$—	—	1,165,901
November 1- November 30	14,832	9.81	13,301	1,152,600
December 1- December 31	4,367	12.01	—	1,152,600

Total	19,199	$10.31	13,301

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options(5,898) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement with Richard Jones

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: February 6, 2009	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 6, 2009	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)