Form 10-Q
period 2009-03-31
PROVIDENT NEW YORK BANCORP
filed 2009-05-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒         Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 1, 2009
$0.01 per share	39,876,754

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2009

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	March 31, 2009	September 30, 2008
ASSETS
Cash and due from banks	$139,190	$125,810
Securities (note 7)
Available for sale (including $570,866 and $765,334 pledged as collateral for borrowings and deposits at March 31, 2009 and September 30, 2008 respectively)	739,595	791,688
Held to maturity, at amortized cost (fair value of $51,315 and $42,899 at March 31, 2009 and September 30, 2008, respectively)	50,630	43,013

Total securities	790,225	834,701

Loans held for sale	3,918	189
Loans (notes 4 and 5):
One to four family residential mortgage loans	496,862	513,381
Commercial real estate, commercial business and construction loans	985,361	969,432
Consumer loans	253,284	248,740

Gross loans	1,735,507	1,731,553
Allowance for loan losses	(26,437)	(23,101)

Total loans, net	1,709,070	1,708,452
Federal Home Loan Bank (“FHLB”) stock, at cost	23,407	28,675
Accrued interest receivable	10,555	10,881
Premises and equipment, net	37,759	36,716
Goodwill	160,861	160,861
Core deposit and other intangible assets	6,533	7,674
Bank owned life insurance	48,654	47,650
Other assets	24,529	22,762

Total assets	$2,954,701	$2,984,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$2,008,766	$1,989,197
FHLB and other borrowings (including repurchase agreements of $235,038 and $260,166 at March 31, 2009 and September 30, 2008, respectively) (note 9)	438,646	566,008
Borrowings senior debt (FDIC insured) (note 9)	51,493	—
Mortgage escrow funds	12,724	7,272
Other liabilities	21,666	22,736

Total liabilities	2,533,295	2,585,213

STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,876,754 and 39,815,213 shares outstanding at March 31, 2009 and September 30, 2008, respectively)	459	459
Additional paid-in capital	354,685	352,882
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(7,386)	(7,635)
Treasury stock, at cost (6,052,798 and 6,114,339 shares at March 31, 2009 and September 30, 2008, respectively)	(74,936)	(75,687)
Retained earnings	145,065	138,720
Accumulated other comprehensive income (loss), net of taxes	3,519	(9,581)

Total stockholders’ equity	421,406	399,158

Total liabilities and stockholders’ equity	$2,954,701	$2,984,371

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Interest and dividend income:
Loans	$23,859	$26,840	$49,686	$55,471
Taxable securities	7,533	8,093	15,426	16,009
Non-taxable securities	1,910	1,706	3,764	3,340
Other earning assets	284	726	581	1,390

Total interest and dividend income	33,586	37,365	69,457	76,210
Interest expense:
Deposits	5,274	7,785	11,081	16,708
Borrowings	4,677	6,339	9,695	13,887

Total interest expense	9,951	14,124	20,776	30,595

Net interest income	23,635	23,241	48,681	45,615
Provision for loan losses (note 5)	7,100	3,000	9,600	3,700

Net interest income after provision for loan losses	16,535	20,241	39,081	41,915
Non-interest income:
Deposit fees and service charges	3,035	3,061	6,173	6,083
Net gain on sale of securities available for sale (note 7)	6,093	961	6,424	961
Title insurance fees	201	76	413	345
Bank owned life insurance	492	428	1,005	862
Gain on sale of premises and equipment	—	—	517	—
Investment management fees	599	729	1,207	1,492
Other	703	498	1,155	969

Total non-interest income	11,123	5,753	16,894	10,712
Non-interest expense:
Compensation and employee benefits (note 12)	9,857	9,061	19,568	17,691
Stock-based compensation plans (note 2)	825	924	1,682	1,920
Occupancy and office operations	3,218	3,294	6,297	6,219
Advertising and promotion	1,024	828	1,850	1,695
Professional fees	876	892	1,582	1,775
Data and check processing	598	694	1,163	1,267
Amortization of intangible assets	557	662	1,141	1,352
FDIC insurance and regulatory assessments	769	200	1,200	400
ATM/debit card expense	470	455	988	956
Other	1,882	1,914	3,840	3,771

Total non-interest expense	20,076	18,924	39,311	37,046
Income before income tax expense	7,582	7,070	16,664	15,581
Income tax expense	2,038	1,987	4,829	4,604

Net Income	$5,544	$5,083	$11,835	$10,977

Weighted average common shares:
Basic	38,627,212	38,847,528	38,605,156	39,160,462
Diluted	38,811,114	39,214,041	38,813,879	39,530,429
Per common share (note 10)
Basic	$0.14	$0.13	$0.30	$0.28
Diluted	$0.14	$0.13	$0.30	$0.28

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2008	39,815,213	$459	$352,882	$(7,635)	$(75,687)	$138,720	$(9,581)	$399,158
Net income		—	—	—	—	11,835	—	11,835
Other comprehensive income	—	—	—	—	—	—	13,100	13,100

Total comprehensive income								24,935
Deferred compensation transactions	—	—	55	—	—	—	—	55
Stock option transactions, net	74,842	—	890	—	880	(880)	—	890
ESOP shares allocated or committed to be released for allocation (24,966 shares)	—	—	14	249	—	—	—	263
Vesting of RRP Awards	—	—	844	—	—	—	—	844
Purchase of treasury shares	(13,301)	—	—	—	(129)	—	—	(129)
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(4,610)	—	(4,610)

Balance at March 31, 2009	39,876,754	$459	$354,685	$(7,386)	$(74,936)	$145,065	$3,519	$421,406

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$11,835	$10,977
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	9,600	3,700
Depreciation and amortization of premises and equipment	2,372	2,388
Amortization of intangibles	1,141	1,408
Gain on sales of loans held for sale	(296)	—
Gain on sale of securities available for sale	(6,424)	(961)
Gain on sales of fixed assets	(517)	—
Net amortization (accretion) of premium and discounts on securities	148	(90)
Amortization of premiums on borrowings (includes calls on borrowings)	(230)	(500)
ESOP and RRP expense	1,093	1,627
ESOP forfeitures	(4)	(293)
Stock option compensation expense	593	586
Originations of loans held for sale	(16,661)	—
Proceeds from sales of loans held for sale	13,228	—
Increase in cash surrender value of bank owned life insurance	(1,004)	(862)
Deferred income tax (expense)	(4,067)	(6,155)
Net changes in accrued interest receivable and payable	164	641
Other adjustments (principally net changes in other assets and other liabilities)	(736)	(995)

Net cash provided by operating activities	10,235	11,471

Cash flows from investing activities
Purchases of securities:
Available for sale	(216,669)	(161,469)
Held to maturity	(14,756)	(3,514)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	85,199	136,401
Held to maturity	7,119	5,449
Proceeds from sales of securities available for sale	205,087	35,416
Loan originations	(225,675)	(261,779)
Loan principal payments	215,457	243,624
Redemption (purchase) of FHLB stock	5,268	(152)
Purchases of premises and equipment	(3,616)	(5,813)
Proceeds from the sale of premises	718	—

Net cash (used in) provided by investing activities	58,132	(11,837)

Cash flows from financing activities
Net (decrease) increase in transaction, savings and money market deposits	(122,600)	19,698
Net (decrease) increase in time deposits	142,169	(11,273)
Net (decrease) in short-term borrowings	(145,154)	(169,361)
Gross increase in Senior debt borrowings	51,493	—
Gross repayments of long-term borrowings	(1,978)	(1,963)
Gross proceeds from long-term borrowings	20,000	174,697
Net increase in mortgage escrow funds	5,452	5,281
Treasury shares purchased	(129)	(15,854)
Stock option transactions	315	1,196
Other stock-based compensation transactions	55	9
Cash dividends paid	(4,610)	(4,728)

Net cash used in financing activities	(54,987)	(2,298)

Net decrease in cash and cash equivalents	13,380	(2,664)
Cash and cash equivalents at beginning of period	125,810	47,291

Cash and cash equivalents at end of period	$139,190	$44,627

Supplemental information:
Interest payments	$20,939	$31,418
Income tax payments	6,850	10,300
Net change in unrealized gains recorded on securities available for sale	21,652	16,058
Change in deferred taxes on unrealized gains on securities available for sale	(8,783)	(6,504)
Number of RRP shares issued	—	6,000
Real estate acquired in settlement of loans	1,774	138

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Net Income:
Other Comprehensive income :	$5,544	$5,083	$11,835	$10,977
Net unrealized holding gains on securities available for sale net of related tax expense of $2,200, $3,185, $11,387 and $6,894	4,002	4,732	16,689	10,125
Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $2,470, $390, $2,604 and $390	3,623	571	$3,820	$571

	379	4,161	12,869	9,554
Change in funded status of defined benefit plans, net of related income tax expense $78, and $156	116	—	231	—

	495	4,161	13,100	9,554

Total Comprehensive Income	$6,039	$9,244	$24,935	$20,531

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

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

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans. The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be far less than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2009, 5,600 shares of total options granted were subject to this potential accelerated vesting. The Company expensed $7 for accelerated vesting of stock options for both six months period ending March 31, 2009 and 2008.

The Company elected the modified prospective transition method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Under the Company’s 2000 and 2004 stock plans there are a total of 335,754 shares available for future grant as of March 31, 2009. Under both plans options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise and for the mandatory withholding of income taxes. The 2004 Plan options does not contain reload options however, the 2004 plan allows for the grant of stock appreciation rights of which none have been granted. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. The Company issued 46,801 shares of stock-based option awards including reload options for the six month period ended March 31, 2009. The Company recognized total non-cash stock-based compensation cost of $592 and $586 associated with stock options for the six month period ended March 31, 2009 and 2008, respectively. As of

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options was $621. The following table shows information regarding outstanding and exercisable options as of March 31, 2009:

	March 31, 2009
	Outstanding			Exercisable
	Number of Stock Options	Weighted-Average		Number of Stock Options	Weighted-Average Exercise Price
		Exercise Price	Life (in Years)
Range of Exercise Price
$3.50 to $7.31	410,636	$3.91	0.9	410,636	$3.91
$7.32 to $11.85	205,558	11.18	3.5	199,558	11.19
$11.86 to $15.66	1,759,827	12.94	5.8	1,564,127	12.90

	2,376,021	$11.23	4.8	2,174,321	$11.04

The following table summarizes the Company's stock option activity for the six months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2008	2,481,163	$10.91
Granted	46,801	9.78
Exercised	(121,643)	3.74
Forfeited	(30,300)	13.08

Outstanding at March 31, 2009	2,376,021	$11.23

Exercisable at March 31, 2009	2,174,321	$11.04

Weighted average estimated fair value of options granted during the period		$2.15

The fair value for grants during the six month period ended March 31, 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.0%
Dividend yield	2.8%
Volatility of the market price	58.0%
Weighted-average expected life of options	1.01

The aggregate intrinsic value of options outstanding as of March 31, 2009 was $1.9 million. The intrinsic value represents total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the six-month period ended March 31, 2009 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value of stock options exercised during the six month period ending March 31, 2009 was $796.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Under the Company’s 2000 and 2004 restricted stock plans, 77,033 shares of restricted stock are reserved for issuance as of March 31, 2009. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $844 and $864 for the six months ended March 31, 2009 and 2008, respectively. The remaining unearned compensation cost was $1,811 and $3,602 as of March 31, 2009 and 2008, respectively. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of March 31, 2009, 92,200 shares of the awards granted were subject to this accelerated vesting. Nonvested shares outstanding were 205,950 at both March 31, 2009 and September 30, 2008.

There was no additional expense recognized for accelerated vesting of restricted stock during the six months ended March 31, 2009 and 2008, respectively.

The Company maintains an ESOP. The Company’s first ESOP loan was paid off in December 2007. The second loan that funded the ESOP was initiated in connection with the second step public offering. The loan matures in December 2023 and results in the release of 49,932 shares annually. The ESOP expense for the shares released under the loans totaled $260 and $470 for the six month period ended March 31, 2009 and 2008, respectively. The Company reduced ESOP expense by $4 and $293 related to forfeitures from the plan during the same respective periods.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	March 31, 2009	September 30, 2008
Real estate - residential mortgage	$496,862	$513,381
Real estate - commercial mortgage	548,793	554,811
Acquisition, development & construction loans	189,484	170,979
Commercial business loans	247,084	243,642
Consumer loans	253,284	248,740

Total	$1,735,507	$1,731,553

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

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$23,645	$20,325	$23,101	20,389
Charge-offs	(4,848)	(2,017)	(6,852)	(2,880)
Recoveries	540	105	588	204

Net charge-offs	(4,308)	(1,912)	(6,264)	(2,676)
Provision for loan losses	7,100	3,000	9,600	3,700

Balance at end of period	$26,437	$21,413	$26,437	21,413

Net charge-offs to average loans outstanding (annualized)	0.99%	0.46%	0.72%	0.33%

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

	March 31, 2009		September 30, 2008
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$3,204	$2,811	$2,487	$1,731
Commercial real estate	1,541	5,094	732	3,100
Commercial business	85	1,008	—	2,811
Acquisition, development and construction loans	—	11,776	—	5,596
Consumer	31	878	70	351

Total non-performing loans	$4,861	$21,567	$3,289	$13,589

Real estate owned:
Land		1,690		—
One- to four-family		84		84

Total real estate owned		1,774		84

Total non-performing assets		$28,202		$16,962

Ratios:
Non-performing loans to total loans		1.52%		0.97%
Non-performing assets to total assets		0.95%		0.57%
Allowance for loan losses to total non-performing loans		100%		137%
Allowance for loan losses to average loans		1.52%		1.35%

The Company’s recorded investment in impaired loans, as defined by SFAS No. 114, was $21.5 million and $13.2 million at March 31, 2009 and September 30, 2008, respectively. The allowance for loan losses allocated to impaired loans was $5.4 million and $1.3 million at March 31, 2009 and September 30, 2008, respectively. The Company does not have any impaired loans without allocations.

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

The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective October 1, 2008. The Company has elected not to adopt any fair value provisions under FAS 159 for any of its financial assets or financial liabilities as of March 31, 2009.

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

Investment securities available for sale

Securities classified as available for sale are generally reported at fair value using Level 1 and Level 2 inputs. The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment advisor. Certain investments are actively traded and therefore have been classified as Level 1 valuations (U.S. Treasuries and certain government sponsored agencies). The majority of the Company’s available for sale investment securities (mortgage backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of market data information and compares them to dealer indicative bids from the Company’s external investment advisor. For securities where there is limited trading activity (local municipals and thinly traded equities) or less observable valuation inputs, the Company has classified such valuations as Level 2. For these securities the Company values by reference to the market closing price (last trade) on the measurement date or by quoted prices for similar assets in active markets. In the event that no trade occurred on the measurement date, reference would be made to an indicative bid or the last trade nearest to the measurement date.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Interest rate swap agreements

The Company can utilize interest rate swap agreements as part of the management of its interest rate risk. The fair value of interest rate swap agreements is obtained using externally developed pricing models which are based on market observable inputs and are therefore classified as Level 2. The Company had no interest rate swap agreements at March 31, 2009.

A summary of assets and liabilities at March 31, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2009
		Level 1	Level 2	Level 3
Investment securities available for sale	$739,595	$40,163	$699,432	$—

Total Assets	$739,595	$40,163	$699,432	$—

The Company did not have any Level 3 assets or liabilities to report changes for the three month period ending March 31, 2009.

The following categories of financial assets, are not measured at fair value on an on-going basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis. Loans held for sale are subject to a fair value adjustment only when the fair value of the loans are less than their cost basis. There was no adjustment necessary to this category as of March 31, 2009. The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a loan”, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties. Any fair value adjustments for loans categorized here are classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $21.5 million which equals the carrying value at March 31, 2009, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the company for the six months ended March 31, 2009 were $778. The allowance for loan losses associated with impaired loans was $5.4 million at March 31, 2009.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB No. 140” (“SFAS 156”), the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, who considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. At March 31, 2009, $642 of mortgage servicing rights had a carrying value equal to their fair value. Changes in fair value of mortgage servicing rights recognized for the six months ended March 31, 2009 was a decrease of $83.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at March 31, 2009 and September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$504,101	$15,294	$(30)	$519,365
Collateralized mortgage obligations	23,633	700	(3,303)	21,030

Total mortgage-backed securities	527,734	15,994	(3,333)	540,395

Investment securities
U.S. Government Federal Agency Securities	40,018	146	(1)	40,163
State and municipal securities	158,932	2,000	(2,732)	158,200
Equities	1,145	—	(308)	837

Total investment securities	200,095	2,146	(3,041)	199,200

Total available for sale	$727,829	$18,140	$(6,374)	$739,595

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$576,551	$3,427	$(3,017)	$576,961
Collateralized mortgage obligations	34,521	636	(1,102)	34,055

Total mortgage-backed securities	611,072	4,063	(4,119)	611,016

Investment securities
U.S. Government Federal Agency Securities	30,022	19	—	30,041
State and municipal securities	159,334	125	(9,858)	149,601
Equities	1,146	—	(116)	1,030

Total investment securities	190,502	144	(9,974)	180,672

Total available for sale	$801,574	$4,207	$(14,093)	$791,688

The following is a summary of securities held to maturity at March 31, 2009 and September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$7,333	$160	$(13)	$7,480
Collateralized mortgage obligations	970	—	(4)	966

Total mortgage-backed securities	8,303	160	(17)	8,446

Investment securities
State and municipal securities	42,268	687	(147)	42,808
Other investments	59	2	—	61

Total investment securities	42,327	689	(147)	42,869

Total held to maturity	$50,630	$849	$(164)	$51,315

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$9,313	$133	$(35)	$9,411
Collateralized mortgage obligations	1,038	—	(1)	1,037

Total mortgage-backed securities	10,351	133	(36)	10,448

Investment securities
State and municipal securities	32,604	236	(449)	32,391
Other investments	58	2	—	60

Total investment securities	32,662	238	(449)	32,451

Total held to maturity	$43,013	$371	$(485)	$42,899

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

At March 31, 2009, the accumulated unrealized net gain on securities available for sale, net of tax expense of $4.8 million was $7.0 million. At September 30, 2008, the accumulated unrealized net (loss) on securities available for sale, net of tax benefit of $4.0 million was $5.9 million. There were realized gains of $6,424 and no realized losses for the six months ended March 31, 2009.

Securities, including held-to-maturity securities, with carrying amounts of $246.7 million and $323.7 million were pledged as collateral for borrowings and securities repurchase agreements at March 31, 2009 and September 30, 2008, respectively. Securities with carrying amounts of $324.1 million and $441.6 million were pledged as collateral for municipal deposits and other purposes at March 31, 2009 and September 30, 2008, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2009 and September 30, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of March 31, 2009
Available For Sale:
Mortgage-backed securities	$(24)	$10,916	$(6)	$817	$(30)	$11,733
Collateralized mortgage obligations	(14)	916	(3,289)	8,799	(3,303)	9,715
U.S. Government agency securities	—	—	(1)	44	(1)	44
Municipal securities	(1,027)	45,104	(1,705)	24,925	(2,732)	70,029
Equity securities	—	—	(308)	837	(308)	837

Total available-for-sale:	(1,065)	56,936	(5,309)	35,422	(6,374)	92,358

Held to Maturity:
Mortgage-backed securities	(13)	3,583	—	—	(13)	3,583
Collateralized mortgage obligations	(4)	966	—	—	(4)	966
State and municipal securities	(142)	3,361	(5)	333	(147)	3,694

Total held to maturity:	(159)	7,910	(5)	333	(164)	8,243

Total securities:	$(1,224)	$64,846	$(5,314)	$35,755	$(6,538)	$100,601

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	Less than 12 months		12 months or longer		Total
As of September 30, 2008	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available For Sale:
Mortgage-backed securities	$(2,575)	$245,362	$(442)	$22,492	$(3,017)	$267,854
Collateralized mortgage obligations	(1,100)	13,885	(2)	250	(1,102)	14,135
U.S. Government agency securities	—	—	—	47	—	47
Municipal securities	(7,535)	113,509	(2,323)	19,241	(9,858)	132,750
Equity securities	(115)	926	(1)	104	(116)	1,030

Total available-for-sale:	(11,325)	373,682	(2,768)	42,134	(14,093)	415,816

Held to Maturity:
Mortgage-backed securities	(4)	2,617	(31)	1,282	(35)	3,899
Collateralized mortgage obligations	(1)	1,037	—	—	(1)	1,037
State and municipal securities	(420)	13,136	(29)	540	(449)	13,676

Total held to maturity:	(425)	16,790	(60)	1,822	(485)	18,612

Total securities:	$(11,750)	$390,472	$(2,828)	$43,956	$(14,578)	$434,428

Substantially all of the unrealized losses at March 31, 2009 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at March 31, 2009. A total of 148 securities were in a continuous unrealized loss position for less than 12 months, and 115 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. The Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for securities with fixed maturities, may be until maturity); therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2009. The Company does not own any preferred stock of Federal National Mortgage Association or Federal Home Loan Mortgage Corporation. Private label CMO’s have an amortized cost of $12.8 million and a fair value (carrying value) of $9.5 million at March 31, 2009. These securities were all performing as of March 31, 2009 and are expected to perform based on current information.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

8.	Deposits

Major classifications of deposits are summarized below:

	March 31, 2009	September 30, 2008
Demand Deposits
Retail	$155,958	$162,161
Commercial	197,206	203,682
Municipal	12,126	122,047
Personal NOW deposits	118,938	115,442
Business NOW deposits	22,632	20,881
Municipal Business NOW deposits	91,210	196,581

Total transaction accounts	598,070	820,794
Savings	356,585	335,986
Money market	426,120	306,504
Certificates of deposit	627,991	525,913

Total deposits	$2,008,766	$1,989,197

Municipal deposits of $431.7 million and $460.8 million were included in total deposits at March 31, 2009 and September 30, 2008, respectively. Certificates of deposit include $37.8 million in brokered deposits at March 31, 2009 and $16.6 million at September 30, 2008.

9.	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2009		September 30, 2008
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$203,608	4.11%	$305,842	3.20%
Repurchase agreements	235,038	4.02%	260,166	3.85%
Senior Debt (FDIC insured)	51,493	2.74%	—	—

Total borrowings	$490,139	3.92%	$566,008	3.50%

By remaining period to maturity:
One year or less	$38,335	4.00%	$153,893	2.16%
One to two years	60,264	4.26%	52,961	3.62%
Two to three years	88,993	3.14%	32,129	3.88%
Three to four years	28,484	3.95%	22,500	4.03%
Four to five years	30,241	4.12%	35,424	3.96%
Five years or greater	243,822	4.09%	269,101	4.09%

Total borrowings	$490,139	3.92%	$566,008	3.50%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2009 and September 30, 2008, the Bank had pledged mortgages totaling $377.2 million and $385.3 million, respectively. The Bank had also pledged securities with carrying amounts of $246.7 million and $323.7 million as of March 31, 2009 and September 30, 2008, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB, which totaled $438.6 million and $555.3

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

million as of March 31, 2009 and September 30, 2008, the bank had unused borrowing capacity under the FHLB Line of Credit of $200.0 million and $142.0 million, respectively. The Bank also has an Unsecured Discretionary Federal Funds Line with a bank, National Association in the amount of $50,000. As of March 31, 2009, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $185.7 million. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

The Bank did not have any overnight and floating rate borrowings that reprice daily, as of March 31, 2009. The Bank issued $51.5 million in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). In addition, we recorded a fee of 1% per annum to the FDIC to guarantee the TLGP debt. The expense is amortized over its maturity and is recorded as interest expense. Of the $451.8 million in borrowings due in greater than one year, $242.9 million are callable quarterly after an initial lockout period through their respective maturities and $40.0 million have a one time call on a specified date. During the six months ended March 31, 2009 no borrowings were called. The remaining premium recorded from prior acquisitions, but not accreted into income at March 31, 2009 was $462.

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

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested RRP shares were exercised or became vested during the periods. Basic earnings per common share are computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding (basic), in ‘000s	38,627	38,848	38,605	39,160

Net Income	$5,544	$5,083	$11,835	$10,977
Basic earnings per common share	$0.14	$0.13	$0.30	$0.28

Diluted earnings per common share are computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding (basic), in ‘000s	38,627	38,848	38,605	39,160
Effect of common stock equivalents	184	366	209	370

	38,811	39,214	38,814	39,530
Net Income	$5,544	$5,083	$11,835	$10,977
Diluted earnings per common share	$0.14	$0.13	$0.30	$0.28

As of March 31, 2009, 1,945,716 and 1,940,994 weighted average shares were anti-dilutive for the six month and three month periods, respectively. Anti-dilutive shares are not included in the determination of earnings per share.

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

As of March 31, 2009, the Company had $27.4 million in outstanding letters of credit, of which $12.1 million were secured by cash collateral. The carrying value of these guarantees are considered immaterial.

12.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan Three months Ended March 31,		Other Post Retirement Plans Three months Ended March 31,
	2009	2008	2009	2008
Service Cost	$—	$—	$5	$5
Interest Cost	408	397	23	8
Expected return on plan assets	(444)	(537)	—	—
Amortization net transition obligation	—	—	3	3
Amortization of prior service cost	—	—	12	1
Amortization of (gain) or loss	206	—	(29)	(20)

	$170	$(140)	$14	$(3)

	Pension Plan Six months Ended March 31,		Other Post Retirement Plans Six months Ended March 31,
	2009	2008	2009	2008
Service Cost	$—	$—	$10	$10
Interest Cost	806	794	46	16
Expected return on plan assets	(889)	(1,075)	—	—
Amortization net transition obligation	—	—	6	5
Amortization of prior service cost	—	—	24	3
Amortization of (gain) or loss	413	—	(58)	(39)

	$330	$(281)	$28	$(5)

As of March 31, 2009, a contribution of $2.4 million had been deposited into the pension plan. The Company anticipates an additional contribution of $2.8 million during the 2009 fiscal year.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $36 and $30 for the six months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $2.1 million in contributions were deposited to fund benefit payments related to the SERP. The remaining liability of $517 is expected to stay unfunded.

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

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities. Non-interest income consists primarily of banking fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, investment management fees and realized gains and losses on available for sale securities. The six months ended March 31, 2009 also includes gains on the sale of premises and equipment. Our non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization and data processing expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Total assets as of March 31, 2009 were $3.0 billion, a decrease of $29.7 million, or 1.0% compared to September 30, 2008 levels. The decrease in assets is primarily due to a $44.5 million decrease in securities. This decrease was partially offset by an increase in cash and due from banks of $13.4 million.

Net Loans as of March 31, 2009 were $1.7 billion, which was the same at September 30, 2008. Commercial loans increased by $15.9 million, or 1.6%, over balances at September 30, 2008, as the Company has increased its emphasis on commercial and industrial (“C&I”) lending. Consumer loans increased by $4.5 million, or 1.8%, during the six month period ended March 31, 2009, while residential mortgage loans decreased by $16.5 million, or 3.2% primarily due to new loan originations being sold in the secondary market. Total loan originations were $242.3 million for the six months ended March 31, 2009 and repayments were $215.5 million during the same time period. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio.

Net charge-offs of $6.3 million for the six months ended March 31, 2009 represent 72% of average loans outstanding on an annualized basis. Non-performing loans increased $9.6 million from September 30, 2008, primarily due to acquisition development and construction loans. The Company’s ADC loans accounted for $6.2 million of this increase. The rise in non-performing loans is primarily due to ongoing stress in the Bank’s construction portfolio resulting from the stagnant housing and real estate markets. Non-performing loans as a percentage of total loans was 1.52%, as compared to 0.97% at September 30, 2008, and 0.82% at March 31, 2008. The allowance for loan losses represents 1.52% of average loans and 100% of non-performing loans, at March 31, 2009 compared to 1.35% of average loans and 137% of non-performing loans at September 30, 2008.

Total securities decreased by $44.5 million, or 5.3%, to $790.2 million at March 31, 2009 due to sales of securities. Mortgage-backed securities at amortized cost decreased by $85.4 million primarily due to sales of $133.9 million and pay downs of $52.7 million, partially offset by purchases totaling $101.5 million. Increases were seen in state and municipal securities of $9.3 million and U.S. Government federal agency securities increased $10.0. The Company owns $12.8 million at cost of private label CMO’s with a carrying value of $9.5 million. These securities are all currently performing and the Company does not believe any of these securities are other than temporarily impaired.

Deposits as of March 31, 2009 were $2.0 billion, a increase of $19.6 million, or 1.0%, from September 30, 2008. Retail and commercial transaction accounts were 29.8% of deposits at March 31, 2009 and 41.3% at September 30, 2008. A decrease in demand deposits of $122.6 million, was offset by an increase in retail and commercial NOW accounts of $5.2 million and an increase in certificate of deposit accounts of $102.1 million. Money market deposits increased by $119.6 million and savings deposits increased by $20.6 million. Within the categories above, municipal transaction accounts decreased by $215.3 million due to seasonal tax collections at September 30, 2008, municipal money market increased by $134.4 million, municipal savings accounts increased by $1.9 million and municipal certificates of deposits increased by $50.0 million.

Borrowings decreased by $75.9 million, or 13.4%, from September 30, 2008, to $490.1 million. The Bank issued $51.5 million in senior unsecured debt under the FDIC Temporary Liquidity Guarantee Program during the second quarter of fiscal 2008. In addition to supporting the company’s strong capital and liquidity positions, it enables the Bank to better serve its local communities through increased lending to creditworthy borrowers.

Stockholders’ equity increased $22.2 million from September 30, 2008 to $421.4 million at March 31, 2009, primarily due to an increase in other comprehensive income of $13.1 million, after realization of $6.4 million in gain on sales of securities. An increase of $6.3 million in the Company’s retained earnings to $145.1 million and stock based compensation transactions of $2.1 million added to the overall increase in capital. Stock repurchases were undertaken at lower levels than in recent quarters. As of March 31, 2009, 1,152,600 shares remain available for repurchase under the Company’s current stock repurchase program.

Credit Quality

Net charge-offs for the quarter were $4.3 million (0.99% of average loans, on an annualized basis), compared to $2.0 million in the prior linked quarter and $1.9 million for the quarter ended March 31, 2008. Net charge-offs of $3.1 million were in the community business loan portfolio which continues to be impacted by the ongoing sluggishness of the economy, on average outstandings of $106.4 million. Net charge- offs in the ADC portfolio totaled $700,000. Net charge-offs on a year to date basis were $6.3 million for fiscal 2009 compared to $2.7 million for fiscal 2008.

The Company’s loan-loss provision was $7.1 million in the second quarter, $2.8 million in excess of net charge-offs. On a year to date basis loan loss provisions were $9.6 million for fiscal 2009 compared to $3.7 million for fiscal year to date 2008. This resulted in an increase in the allowance for loan losses to $26.4 million, or 1.52% of loans outstanding, and 100% of non-performing loans. The primary reasons for increasing the allowance for loan losses continues to be related to the general economic slowdown.

Nonperforming loans increased $8.4 million in the second quarter to $26.4 million compared to $18.0 million at December 31, 2008. ADC loans to four borrowers accounted for $7.8 million of this increase. On a year to date basis non-performing loans increased $9.6 million compared to year end 2008 levels. This rise is primarily due to ongoing stress in the Bank’s construction portfolio resulting from the stagnant housing and real estate markets. The Bank’s coverage ratio of nonperforming loans declined from 137% at September 31, 2008, to 100% at March 31, 2009. Non-performing loans as a percent of total loans increased from 0.97% at September 30, 2008 to 1.52% at March 31, 2009.

Of the non-performing loans of $26.4 million, $1.2 million were not mortgage secured and $25.2 were secured by mortgages. Of the loans that were mortgage secured the weighted average loan to value ratio was 82% and after specific reserves was 74%.

The table below outlines those non-performing loans, at March 31, 2009, which are secured by real property, by category with the related weighted average loan to value ratios and specific reserves against such loans:

	Book Value	LTV*	Specific Reserve	LTV after Specific Reserve
LOANS SECURED BY MORTGAGES
Loans with Specific Reserves
ADC	$9,727	104%	$1,729	87%
Commercial mortgage	2,088	77	482	66
Residential mortgage	1,858	81	376	73
Loans without Specific Reserves
ADC	2,049	79	—	79
Commercial mortgage	4,548	65	—	65
Residential Mortgage	4,980	66	—	66
LOANS NOT MORTGAGE SECURED
Loans with Specific Reserves	104		43
Loans without Specific Reserves	1,074		—

Total Non-Performing Loans	26,428		2,630
General reserves			23,807

Total allowance for loan losses			$26,437

*	WALTV is the gross loan value plus negative escrows (before specific reserves) divided by current appraised value of the collateral securing the loan.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

Net income for the three months ended March 31, 2009 was $5.5 million, an increase of $0.5 million, compared to $5.1 million for the same period in fiscal 2008. Net interest income before provision for loan losses for the three months ended March 31, 2009 increased by $0.4 million or 1.7%, to $23.6 million, compared to $23.2 million for the same period in the prior year. The provision for loan losses for the three months ended March 31, 2009 increased $4.1 million, or 136.7%, to $7.1 million, compared to $3.0 million for the same period in the prior year due to growth in the loan portfolio, weaker economic conditions and recent loss experience in the portfolios. Net interest margin on a tax equivalent basis for the three months ended March 31, 2009 decreased 9 basis points compared to the same period last year from 3.89% to 3.80%, primarily due to increases in loans funded by maturing lower rate investments, and significant reductions in the average cost of deposits and borrowings, partially offset by approximately $670.8 million in floating rate loans that have reduced rates as a result of decreases in the short term rates such as the prime rate and Libor. Non-interest income for the three months ended March 31, 2009, was $11.1 million, an increase of $5.4, compared to $5.8 million for the same period in fiscal 2008 due to increases in gains on sales of securities of $5.1 million. Non-interest expense increased $1.2 million, or 6.09%, to $20.1 million for the three months ended March 31, 2009, compared to $18.9 million for the same period in the prior year primarily due to higher salary and benefit costs of $0.8 million. The relevant operating results performance measures follow:

	Three Months Ended March 31,
	2009	2008
Per common share:
Basic earnings	$0.14	$0.13
Diluted earnings	0.14	0.13
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.76%	0.73%
Equity	5.38%	5.04%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$964,584	$13,657	5.74%	$888,796	$15,796	7.15%
Consumer loans	253,597	2,922	4.67	242,440	3,656	6.07
Residential mortgage loans	500,143	7,280	5.90	496,473	7,388	5.99

Total loans [1]	1,718,324	23,859	5.63	1,627,709	26,840	6.63

Securities-taxable	623,470	7,535	4.90	661,947	8,094	4.92
Securities-tax exempt [2]	197,786	2,937	6.02	168,968	2,624	6.25
Federal Reserve Bank Balance	66,360	38	0.23	—	—	—
Other earning assets	26,410	246	3.78	36,289	725	8.04

Total securities and other earning assets	914,026	10,756	4.77	867,204	11,443	5.31

Total interest-earning assets	2,632,350	34,615	5.33	2,494,913	38,283	6.17

Non-interest-earning assets	329,369			318,535

Total assets	$2,961,719			$2,813,448

Interest bearing liabilities:
NOW Checking	$241,190	90	0.15%	$169,187	342	0.81%
Savings, clubs and escrow	352,199	213	0.25	342,412	358	0.42
Money market accounts	405,221	771	0.77	267,310	1,308	1.97
Certificate accounts	646,527	4,200	2.63	561,935	5,777	4.13

Total interest-bearing deposits	1,645,137	5,274	1.30	1,340,844	7,785	2.34
Borrowings	511,340	4,677	3.71	675,150	6,339	3.78

Total interest-bearing liabilities	2,156,477	9,951	1.87	2,015,994	14,124	2.82

Non- interest bearing deposits	365,971			370,843
Other non-interest-bearing liabilities	21,619			21,285

Total liabilities	2,544,067			2,408,122
Stockholders’ equity	417,652			405,326

Total liabilities and equity	$2,961,719			$2,813,448

Net interest rate spread			3.46%			3.35%

Net earning assets	$475,873			$478,919

Net interest margin		24,664	3.80%		24,159	3.89%

Less tax equivalent adjustment [2]		(1,029)			(918)

Net interest income		$23,635			$23,241

Ratio of average interest-earning assets to average interest bearing liabilities	122.07%			123.76%

[1]	Includes non-accrual loans

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31, 2009 vs. 2008 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,246	$(3,385)	$(2,139)
Consumer loans	160	(894)	(734)
Residential mortgage loans	38	(146)	(108)
Securities-taxable	(523)	(36)	(559)
Securities-tax exempt[2]	417	(104)	313
Federal Reserve Bank Balance	—	38	38
Other earning assets	(154)	(325)	(479)

Total interest income	1,184	(4,852)	(3,668)

Interest-bearing liabilities
NOW checking	105	(357)	(252)
Savings	9	(154)	(145)
Money market	489	(1,026)	(537)
Certificates of deposit	773	(2,350)	(1,577)
Borrowings	(1,805)	143	(1,662)

Total interest expense	(429)	(3,744)	(4,173)

Net interest margin	1,613	(1,108)	505
Less tax equivalent adjustment[2]	(147)	36	(111)

Net interest income	$1,466	$(1,072)	$394

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2009 increased by $0.4 million, or 1.7%, to $23.6 million, compared to $23.2 million for the quarter ended March 31, 2008. Net interest income on a tax-equivalent basis increased by $.5 million, or 2.1%, to $24.7 million for the quarter ended March 31, 2009, compared to $24.2 million for the same three months in 2008. The target fed funds rate averaged 0.25% for the quarter ended March 31, 2009 versus an average of 3.19% for the same quarter in the prior year. Comparable declines were experienced in the prime rate and other short term rates to which $670.8 million in loans repriced. As of March 31, 2009 there were no overnight and floating rate borrowings that reprice. Interest expense decreased by $4.2 million, or 29.5% to $10.0 million for the quarter, compared to $14.1 million for the same quarter in 2008. Average interest-bearing liabilities increased by $140.5 million and the average cost of interest-bearing liabilities decreased by 95 basis points. The average yields on the loan portfolio decreased by 100 basis points. Average yields on investment securities and other earning assets on a tax-equivalent basis decreased by 54 basis points. Interest-bearing deposit accounts decreased 104 basis points primarily in the certificate of deposit and money market category. The Company employs a disciplined pricing strategy, which allows us to fund effectively without matching competitors’ promotional rates or terms in order to retain or grow deposit balances. Average borrowings costs decreased 7 basis points primarily due a decrease in average borrowings . The tax equivalent net interest margin, therefore, decreased by 9 basis points to 3.80%, while net interest spread increased by 11 basis points as compared to 2008 to 3.46%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $7.1 million in loan loss provisions for the quarter ended March 31, 2009, and recognized net charge-offs of $4.3 million in the quarter. This compares to $3.0 million in loan loss provisions and $1.9 million in net charge-offs for the quarter ended March 31, 2008. The primary driver of the increased charge-offs in the current quarter is the performance of the community business loan portfolio. Net charge-offs for this portfolio were $3.1 million of the $106.4 million of average outstanding balances for the quarter. We continued to increase reserves in the quarter due to the general economic slowdown.

Non-interest income for the three months ended March 31, 2009 increased by $5.4 million, or 93.3% to $11.1 million. The increase was due to additional gains on sales of securities of $5.1 million resulting form the company’s decision to realize a portion of the recent appreciation in its security portfolio. The Company may realize further gains from its security holdings, if conditions justify such action. The increase also was due to gains on the sale of loans in the second quarter of $290,000. The Bank is selling current fixed rate residential mortgage loan originations in the secondary market to control interest rate risk. Fee income was stable in the second quarter.

Non-interest expense for the three months ended March 31, 2009 increased by $1.2 million, or 6.09%, to $20.1 million, primarily due to increased pension expense of $360,000 and increased medical insurance expense of $84,000 as well as increased FDIC assessments of $569,000. The increases stated above were only partially offset by decreases in professional fees due to decreased consulting and administration fees, stock based compensation plans (ESOP loan maturity) and amortization of intangible assets.

The FDIC has announced plans to impose a special assessment on insured banks of 20 basis points in addition to regular insurance premiums. If this assessment occurs, the potential impact would be approximately a $4 million increase in noninterest expense in the fiscal third quarter of 2009.

Income Tax expense increased $51,000 to $2.0 million for the three months ended March 31, 2009, as compared to $2.0 million for the three month ended March 31, 2008. The effective tax rate was 26.9% and 28.1%, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and March 31, 2008

Net income for the six months ended March 31, 2009 was $11.8 million, an increase of $.9 million, compared to $11.0 million for the same period in fiscal 2008. Net interest income before provision for loan losses for the six months ended March 31, 2009 increased by $3.1 million, or 6.7%, to $48.7 million, compared to $45.6 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the six months ended March 31, 2009 increased 7 basis points compared to the same period last year from 3.82% to 3.89%, primarily due to increases in loans funded by maturing lower rate investments, as well as reductions in the average cost of borrowings. Provision for loan losses for the six months ended March 31, 2008 increased by $5.9 million, or 159.5% to $9.6 million, compared to $3.7 million for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios. Non-interest income increased $6.2 million, or 57.7%, to $16.9 million for the six months ended March 31, 2009, compared to $37.0 million for the six months ended March 31, 2008 due to increased gains on securities. Non-interest expense increased $2.3, or 6.1%, to $39.3 million for the six months ended March 31, 2009, compared to $37.0 million for the same period in the prior year primarily due to increases in compensation and employee benefits (primarily pension expense increases) and FDIC assessments partially offset by decreases in stock based compensation, professional fees and intangible amortization.

The relevant operating results performance measures follow:

	Six Months Ended March 31,
	2009	2008
Per common share:
Basic earnings	$0.30	$0.28
Diluted earnings	0.30	0.28
Dividends declared	0.12	0.12
Return on average (annualized):
Assets	0.81%	0.79%
Equity	5.80%	5.42%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$961,208	$28,777	6.00%	$887,209	$32,885	7.41%
Consumer loans	251,234	6,058	4.84	242,304	7,756	6.40
Residential mortgage loans	503,097	14,851	5.92	495,931	14,830	5.98

Total loans [1]	1,715,539	49,686	5.81	1,625,444	55,471	6.83

Securities-taxable	635,573	15,426	4.87	653,093	16,010	4.90
Securities-tax exempt [2]	193,505	5,790	6.00	166,543	5,138	6.17
Federal Reserve Bank Balance	36,067	42	0.23	—	—	—
Other earning assets	29,668	539	3.64	36,128	1,389	7.69

Total securities and other earning assets	894,813	21,797	4.89	855,764	22,537	5.27

Total interest-earning assets	2,610,352	71,483	5.49	2,481,208	78,008	6.29

Non-interest-earning assets	324,220			315,334

Total assets	$2,934,572			$2,796,542

Interest bearing liabilities:
NOW Checking	$236,447	425	0.36%	$156,221	535	0.68%
Savings, clubs and escrow	349,993	487	0.28	345,558	693	0.40
Money market accounts	354,229	1,770	1.00	263,600	3,046	2.31
Certificate accounts	620,781	8,399	2.71	571,622	12,434	4.35

Total interest-bearing deposits	1,561,450	11,081	1.42	1,337,001	16,708	2.50
Borrowings	570,810	9,695	3.41	670,238	13,887	4.14

Total interest-bearing liabilities	2,132,260	20,776	1.95	2,007,239	30,595	3.05

Non- interest bearing deposits	373,074			364,007
Other non-interest-bearing liabilities	19,951			20,498

Total liabilities	2,525,285			2,391,744
Stockholders’ equity	409,287			404,798

Total liabilities and equity	$2,934,572			$2,796,542

Net interest rate spread			3.54%			3.24%

Net earning assets	$478,092			$473,969

Net interest margin		50,707	3.89%		47,413	3.82%

Less tax equivalent adjustment [2]		(2,026)			(1,798)

Net interest income		$48,681			$45,615

Ratio of average interest-earning assets to average interest bearing liabilities	122.42%			123.61%

[1]	Includes non-accrual loans

[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Six Months Ended March 31, 2009 vs. 2008 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$2,561	$(6,669)	$(4,108)
Consumer loans	274	(1,972)	(1,698)
Residential mortgage loans	188	(167)	21
Securities-taxable	(475)	(109)	(584)
Securities-tax exempt[2]	800	(148)	652
Federal Reserve Bank Balance	—	42	42
Other earning assets	(195)	(655)	(850)

Total interest income	3,153	(9,678)	(6,525)

Interest-bearing liabilities
NOW checking	204	(314)	(110)
Savings	9	(215)	(206)
Money market	822	(2,098)	(1,276)
Certificates of deposit	992	(5,027)	(4,035)
Borrowings	(2,164)	(2,028)	(4,192)

Total interest expense	(137)	(9,682)	(9,819)

Net interest margin	3,290	4	3,294
Less tax equivalent adjustment[2]	(280)	52	(228)

Net interest income	$3,010	$56	$3,066

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the six months ended March 31, 2009 increased by $3.1 million, or 6.7%, to $48.7 million, compared to $45.6 million for the six months ended March 31, 2008. Net interest income on a tax-equivalent basis increased by $3.3 million, or 6.9%, to $50.7 million for the six months ended March 31, 2009, compared to $47.4 million for the same six months in 2008. The target fed funds rate averaged .67% for the six month period ended March 31, 2009 versus an average of 3.87% for the same period in the prior year. Comparable declines were experienced in the prime rate to which $567.2million in loans reprice and there were no floating rate borrowings at March 31, 2009. Interest expense decreased by $9.8 million, or 32.1% to $20.8 million, for the year, compared to $30.6 million for the same period in 2008. Average interest-bearing liabilities increased by $125.0 million and the average cost of interest-bearing liabilities decreased by 110 basis points. The average yields on the loan portfolio decreased by 102 basis points. Average yields on investment securities on a tax-equivalent basis decreased by 20 basis points as investments matured and were either replaced with lower yielding securities or used to fund loan growth. Interest-bearing deposit accounts decreased 108 basis points and average borrowings costs decreased 73 basis points. The tax equivalent net interest margin, therefore, increased by 7 basis points to 3.89%, while net interest spread increased by 30 basis points as compared to 2008 to 3.54%.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $9.6 million in loan loss provisions for the six months ended March 31, 2009, and recognized net charge-offs of $6.3 million in the same period. This compares to loan loss provisions of $3.7 million and net charge-offs of $2.7 million for the six months ended March 31, 2008. The primary driver of the increased charge-offs in the current period is the performance of the small business credit-scored portfolios. Net charge-offs for this portfolio were $4.6 million of the $106.9 million of average outstandings for the period. Most of the remainder of the charge-offs resulted from analysis of individual ADC loans. In light of weakened economic conditions and the increase in non-performing loans, the Company increased the allowance for loan losses by $3.3 million to $26.4 million for the six months ended March 31, 2009.

Non-interest income for the six months ended March 31, 2009 increased by $6.2, or 57.7%, to $16.9 million compared to $10.7 million for the same period in 2008. Gains on sales of securities of $5.5 million and gains on sale of premises and equipment of $517,000, as well as smaller contributions from deposit fees and service charges were offset by modest declines in investment management fees as the market value of assets under management declined.

Non-interest expense for the six months ended March 31, 2008 increased by $2.3 million, or 6.1%, to $39.3 million, from $37.0 million for the same period in 2008 primarily due to compensation and benefits especially pension expense of $706,000 and medical premium expenses increases of 9.3% or $121,000 as well as FDIC assessment increases of $800,000.

Income tax expense was $4.8 million for the six months ended March 31, 2009, compared to $4.6 million for the same period in 2008. The effective tax rates were 29.0% and 29.5%, respectively.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment and mortgage-backed securities. During the six months ended March 31, 2009 and 2008, loan originations, including loans held for sale, totaled $242.3 million and $261.8 million, respectively, and purchases of securities totaled $231.4 million and $165.0 million, respectively. Paydowns, maturities and sales on securities totaled $297.4 million and $177.3 million during the six months ended March 31, 2009 and 2008, respectively. Loan origination commitments and undrawn lines of credit totaled $419.8 million at March 31, 2009. The Company anticipates that it will have sufficient funds available to meet current loan commitments based upon past experiences of funding such commitments. The Company had investments totaling $48.7 million in BOLI contracts at March 31, 2009. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the products and interest rates offered by local competitors, the appeal of non-deposit investments, and other factors. During the six month period ended March 31, 2009 short-term interest rates were significantly reduced. The target federal funds rate at 0% to 0.25% has dropped 175 basis points since September 2008, and was an average of 2.95% for the prior fiscal year. The interest rate yield curve has finally regained a positive slope as the ten-year US Treasury yield at 2.67% was higher than the two-year note with a .80% yield.

Total deposits increased by $19.6 million for the six months ended March 31, 2009. Within the deposit categories, total transaction accounts decreased by $222.7 million, of which municipal transaction accounts decreased $215.3 million or 67.6%. Certificates of deposit increased $102.1 million with municipal certificates increasing $50.0 million. Savings accounts increased by $20.6 million. The trends seen in deposit categories as of March 31, 2009 are consistent with those that the Company historically experiences in the first six months of the fiscal year. The decrease in municipal deposits is a result of September deposits including $242.3 million in seasonal tax deposits. Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance limits.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $438.6 million was outstanding at March 31, 2009. At March 31, 2009, the Company had additional borrowing capacity of $385.7 million under all credit facilities with the Federal Home Loan Bank. However, as the credit markets remain dislocated the Company deemed it prudent to increase its cash liquidity, as a result it issued $51.5 million in the FDIC insured Temporary Liquidity Guarantee Program and as of March 31, 2009 had cash balances at the Federal Reserve of $107.7 million. The Bank also has an Unsecured Discretionary Federal Funds Line with a Bank, in the amount of $50.0 million. The Company may utilize brokered certificates of deposit as well, and as of March 31, 2009 there was $37.8 million outstanding. Management believes that the Company’s available sources of liquidity are adequate to meet its anticipated funding needs.

At March 31, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $235.9 million, or 8.5% of adjusted assets (which is above the minimum required level of $111.1 million, or 4.0%) and a total risk-based capital level of $259.7 million, or 13.7% of risk-weighted assets (which is above the required level of $152.2 million, or 8%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At March 31, 2009, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

As of March 31, 2009 the Company’s tangible capital as a percent of tangible assets increased to 9.11% , while its tangible book value improved to $6.37 from $5.78 at September 30, 2008. As a result of the diminished liquidity in the credit markets, the Bank focused on increasing its liquidity, which has strengthened the balance sheet and resulted in a minor compression on net interest margin in the current quarter. The Bank issued $51.5 million in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program. In addition to supporting the Company’s strong capital and liquidity positions, it enables the Bank to better serve its local communities through increased lending to creditworthy borrowers. As of March 31, 2009 the Bank maintained $107.7 million in cash at the Federal Reserve Bank compared to $6.7 million at September 30, 2008 for enhanced liquidity purposes. Further, the Bank had no outstanding overnight borrowings under its $200 million line of credit facility with the Federal Home Loan Bank.

The Company declared a dividend of $0.06 per share payable on February 19, 2009 to stockholders of record on February 5, 2009.

The following table sets forth the Bank’s regulatory capital position at March 31, 2009 and September 30, 2008, compared to OTS requirements:

	Bank actual		OTS requirements
			Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Tangible capital	$235,902	8.5	$41,668	1.5%	$—	—
Tier 1 (core) capital	235,902	8.5	111,115	4.0	138,894	5.0%
Risk-based capital:
Tier 1	235,902	12.4	—	—	114,164	6.0
Total	259,686	13.7	152,218	8.0%	190,273	10.0

September 30, 2008:
Tangible capital	$226,053	8.0%	$42,357	1.5%	$—	—
Tier 1 (core) capital	226,053	8.0	112,952	4.0	141,191	5.0%
Risk-based capital:
Tier 1	226,053	11.6	—		116,709	6.0
Total	249,154	12.8	155,612	8.0	194,515	10.0

Recent Accounting Standards

In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS No. 157, Fair Value Measurement, to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company did not elect early adoption of SFAS 157. None are expected the have a material impact on the consolidated earnings or financial position of the Company. Each is described below.

FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate that a transaction is not orderly. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under market conditions.

FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement requires enhanced disclosures regarding an entity’s derivative and hedging activities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. Upon adoption of SFAS 161 the Company will include the required applicable disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement became effective October 1, 2008. The Company has elected not to adopt any fair value provisions under SFAS 159 for any of its financial assets or financial liabilities as of March 31, 2009.

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

Estimated Changes in NPV and NII. The table below sets forth, as of March 31, 2009, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve or Federal Home Loan Bank advance rates, as applicable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Quarterly Report - Quantitative Analysis - NPV

March 31, 2009

	NPV			Net Interest Income
	Estimated NPV	Estimated Increase (decrease) NPV		Estimated Net Interest Income	Estimated Increase (Decrease) in Net Interest Income
Change in Interest Rates		Amount	Percent		Amount	Percent
	dollars in thousands
300	$310,279	$(108,558)	-25.9%	$97,630	$8,203	9.2%
200	357,936	(60,901)	-14.5%	96,703	7,276	8.1%
100	392,644	(26,193)	-6.3%	94,124	4,697	5.3%
0	418,837	—	0.0%	89,427	—	0.0%

The table set forth above indicates that at March 31, 2009, in the event of an immediate 100 basis point increase in interest rates, we would be expected to experience a (-6.3%) decrease in NPV and a 5.3% increase in net interest income. Due to the current level of interest rates management is unable to model the impact of decreases in interest rates on NPV and net interest income.

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

The federal funds target rate fluctuated during the fiscal year 2009. The average rate during fiscal 2009 was 0.67%. During the first six months of fiscal 2009, the Federal Open Market Committee (“FOMC”) decreased the target fed funds rate from 2.00% to a target range of 0% - 0.25%. During the same period, U.S. Treasury rates in the two year maturities have decreased 116 basis points from 1.96% to .80% and U.S. Treasury 10 year notes have decreased 116 basis points from 3.83% to 2.67%.

The positively sloped yield curve has caused a reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets tied to the prime rate and similar indices. Further, the gradual improvement in the credit markets has finally enabled financial institutions to lower deposit rates significantly in accordance with the FOMC’s rate reductions. To fight the financial crisis, the FOMC indicated a willingness to keep the fed funds rate low for an “extended” period, When the Fed is no longer willing to hold rates low there may be a rapid upward movement of interest rates. This could cause the shorter end of the yield curve to rise disproportionally more than the longer end thereby resulting in margin compression.

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

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, except that the Company elected not to participate in the U.S. Treasury Department Capital Purchase Program. Accordingly, the risk factor discussed in the Annual Report on From 10-K under the Caption “Participants in the US Treasury Department Capital Purchase Program (“CCP”) are subject to certain restrictions on Dividends, Repurchases of Common Stock and executive compensation” does not apply to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	11,071	$10.99	—	1,152,600
February 1 - February 28	—	—	—	1,152,600
March 1 - March 31	29,832	8.95	—	1,152,600

Total	40,903	$9.50	—

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options(40,903) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 19, 2009, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and the ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	ELECTION OF DIRECTORS:

	VOTES FOR	%	WITHHELD	%
Judith Hershaft	33,992,072	98.5	518,894	1.5
Thomas F. Jauntig, Jr.	34,103,096	98.8	407,870	1.2
Thomas G. Kahn	34,028,313	98.6	482,653	1.4
Richard A. Nozell	33,979,549	98.5	531,417	1.5
Carl J. Rosenstock	34,026,992	98.6	483,974	1.4

2.	The ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

FOR	%	AGAINST	%	ABSTAIN	%
34,210,752	99.3	236,153	0.1	64,061	0.0

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended Bylaws dated March 26, 2009 (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	May 8, 2009	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2009	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)