Form 10-Q
period 2009-06-30
PROVIDENT NEW YORK BANCORP
filed 2009-08-07
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 1, 2009
$0.01 per share	39,623,454

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2009

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	June 30, 2009	September 30, 2008
ASSETS
Cash and due from banks	$96,836	$125,810
Securities (note 7)
Available for sale (including $407,343 and $765,334 pledged as collateral for borrowings and deposits at June 30, 2009 and September 30, 2008 respectively)	689,286	791,688
Held to maturity, at amortized cost (fair value of $43,432 and $42,899 at June 30, 2009 and September 30, 2008, respectively)	42,790	43,013

Total securities	732,076	834,701

Loans held for sale	891	189
Loans (notes 4 and 5):
One to four family residential mortgage loans	473,838	513,381
Commercial real estate and commercial business	797,306	798,453
Acquisition, development and construction	189,920	170,979
Consumer loans	253,365	248,740

Gross loans	1,714,429	1,731,553
Allowance for loan losses	(28,027)	(23,101)

Total loans, net	1,686,402	1,708,452
Federal Home Loan Bank (“FHLB”) stock, at cost	23,447	28,675
Accrued interest receivable	9,784	10,881
Premises and equipment, net	40,234	36,716
Goodwill	160,861	160,861
Core deposit and other intangible assets	6,002	7,674
Bank owned life insurance	49,106	47,650
Other assets	18,717	22,762

Total assets	$2,824,356	$2,984,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$1,872,983	$1,989,197
FHLB borrowings (including repurchase agreements of $235,011 and $260,166 at June 30, 2009 and September 30, 2008, respectively) (note 9)	436,735	566,008
Borrowings senior debt (FDIC insured) (note 9)	51,493	—
Mortgage escrow funds	20,177	7,272
Other liabilities	22,193	22,736

Total liabilities	2,403,581	2,585,213

STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,613,454 and 39,815,213 shares outstanding at June 30, 2009 and September 30, 2008, respectively)	459	459
Additional paid-in capital	355,245	352,882
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(7,261)	(7,635)
Treasury stock, at cost (6,316,098 and 6,114,339 shares at June 30, 2009 and September 30, 2008, respectively)	(76,768)	(75,687)
Retained earnings	150,912	138,720
Accumulated other comprehensive income (loss), net of taxes	(1,812)	(9,581)

Total stockholders’ equity	420,775	399,158

Total liabilities and stockholders’ equity	$2,824,356	$2,984,371

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans	$23,848	$25,630	$73,534	$81,101
Taxable securities	5,460	8,048	20,886	24,058
Non-taxable securities	1,915	1,726	5,679	5,065
Other earning assets	428	662	1,009	2,052

Total interest and dividend income	31,651	36,066	101,108	112,276
Interest expense:
Deposits	4,104	6,187	15,185	22,895
Borrowings	4,821	5,691	14,516	19,578

Total interest expense	8,925	11,878	29,701	42,473

Net interest income	22,726	24,188	71,407	69,803
Provision for loan losses (note 5)	3,500	1,400	13,100	5,100

Net interest income after provision for loan losses	19,226	22,788	58,307	64,703
Non-interest income:
Deposit fees and service charges	3,083	3,100	9,256	9,183
Net gain on sale of securities	10,023	22	16,447	983
Title insurance fees	254	274	667	619
Bank owned life insurance	502	455	1,507	1,317
Gain on sale of premises and equipment	—	—	517	—
Gain on sale of loans	450	—	746	—
Investment management fees	622	750	1,829	2,242
Other	321	423	1,180	1,392

Total non-interest income	15,255	5,024	32,149	15,736
Non-interest expense:
Compensation and employee benefits (note 12)	10,058	9,245	29,626	26,936
Stock-based compensation plans (note 2)	639	973	2,321	2,893
Occupancy and office operations	3,310	3,090	9,607	9,309
Advertising and promotion	614	933	2,464	2,628
Professional fees	788	813	2,370	2,588
Data and check processing	558	646	1,721	1,913
Amortization of intangible assets	531	636	1,672	1,988
FDIC insurance and regulatory assessments	2,305	241	3,505	641
ATM/debit card expense	564	456	1,552	1,412
Other	2,150	1,922	5,990	5,693

Total non-interest expense	21,517	18,955	60,828	56,001
Income before income tax expense	12,964	8,857	29,628	24,438
Income tax expense	4,014	2,551	8,843	7,155

Net Income	$8,950	$6,306	$20,785	$17,283

Weighted average common shares:
Basic	38,536,716	38,719,917	38,582,343	39,014,150
Diluted	38,683,135	39,110,353	38,768,486	39,402,248
Per common share (note 10)
Basic	$0.23	$0.16	$0.54	$0.44
Diluted	$0.23	$0.16	$0.54	$0.44

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2008	39,815,213	$459	$352,882	$(7,635)	$(75,687)	$138,720	$(9,581)	$399,158
Net income		—	—	—	—	20,785	—	20,785
Other comprehensive income	—	—	—	—	—	—	7,769	7,769

Total comprehensive income								28,554
Deferred compensation transactions	—	—	100	—	—	—	—	100
Stock option transactions, net	127,192	—	1,001	—	1,573	(1,592)	—	982
ESOP shares allocated or committed to be released for allocation (37,449 shares)	—	—	(4)	374	—	—	—	370
Vesting of RRP Awards	—	—	1,266	—	—	—	—	1,266
Purchase of treasury shares	(328,951)	—	—	—	(2,654)	—	—	(2,654)
Cash dividends paid ($0.18 per common share)	—	—	—	—	—	(7,001)	—	(7,001)

Balance at June 30, 2009	39,613,454	$459	$355,245	$(7,261)	$(76,768)	$150,912	$(1,812)	$420,775

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$20,785	$17,283
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	13,100	5,100
Write down of other real estate owned	186	—
Depreciation and amortization of premises and equipment	3,493	3,342
Amortization of intangibles	1,672	1,988
Gain on sales of loans held for sale	(746)	—
Gain on sale of securities available for sale and held to maturity	(16,447)	(983)
Gain on sales of fixed assets	(517)	—
Net amortization (accretion) of premium and discounts on securities	505	(54)
Amortization of premiums on borrowings (includes calls on borrowings)	(340)	(612)
ESOP and RRP expense	1,622	2,263
ESOP forfeitures	(4)	(293)
Stock option compensation expense	703	923
Originations of loans held for sale	(37,699)	—
Proceeds from sales of loans held for sale	36,997	—
Increase in cash surrender value of bank owned life insurance	(1,456)	(1,317)
Deferred income tax (expense)	(3,012)	(2,580)
Net changes in accrued interest receivable and payable	1,076	944
Other adjustments (principally net changes in other assets and other liabilities)	18,086	(1,897)

Net cash provided by operating activities	38,004	24,107

Cash flows from investing activities
Purchases of available for sale securities	(466,331)	(216,004)
Purchases of held to maturity securities	(19,366)	(14,883)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	123,594	196,479
Held to maturity	19,017	10,846
Proceeds from sales of securities available for sale and held to maturity	457,685	39,455
Loan originations	(344,906)	(429,191)
Loan principal payments	354,602	375,910
Redemption of FHLB stock	5,228	978
Purchases of premises and equipment	(7,212)	(7,888)
Proceeds from the sale of premises	718	—
Purchase of BOLI	—	(5,000)

Net cash (used in) provided by investing activities	123,029	(49,298)

Cash flows from financing activities
Net (decrease) increase in transaction, savings and money market deposits	(97,036)	85,921
Net (decrease) increase in time deposits	(19,178)	(23,874)
Net (decrease) in short-term borrowings	(148,791)	(187,858)
Gross increase in Senior debt borrowings	51,493	—
Gross repayments of long-term borrowings	(2,982)	(2,958)
Gross proceeds from long-term borrowings	22,840	165,782
Net increase in mortgage escrow funds	12,905	12,732
Treasury shares purchased	(2,654)	(19,780)
Stock option transactions	297	1,251
Other stock-based compensation transactions	100	26
Cash dividends paid	(7,001)	(7,134)

Net cash (used in) provided by financing activities	(190,007)	24,108

Net decrease in cash and cash equivalents	(28,974)	(1,083)
Cash and cash equivalents at beginning of period	125,810	47,291

Cash and cash equivalents at end of period	$96,836	$46,208

Supplemental information:
Interest payments	$29,722	$43,961
Income tax payments	7,686	11,673
Net change in unrealized gains recorded on securities available for sale	12,479	1,999
Change in deferred taxes on unrealized gains on securities available for sale	5,017	(834)
Number of RRP shares issued	—	6,000
Real estate acquired in settlement of loans	1,774	138

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Net Income:
Other Comprehensive income:	$8,950	$6,306	$20,785	$17,283
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $324, $(5,727), $11,711 and $1,196	494	(8,326)	17,183	1,803

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $4,050, $9, $6,654 and $406	5,940	19	$9,760	$594

	(5,446)	(8,345)	7,423	1,209

Change in funded status of defined benefit plans, net of related income tax expense of $83, and $239	115	—	346	—

	(5,331)	(8,345)	7,769	1,209

Total Comprehensive Income	$3,619	$(2,039)	$28,554	$18,492

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

1.	Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, Provident Bank (“the Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) a Limited Liability Company, which holds foreclosed properties acquired by the bank. Intercompany transactions and balances are eliminated in consolidation.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

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

Subsequent events have been evaluated through the time of filing on August 7, 2009, which represents the date the Consolidated Condensed Financial Statements were issued

2.	Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, and related interpretations in accounting for its stock-based compensation plans. The Company’s stock-based compensation plans allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to the adoption of SFAS 123R that are subject to such an accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be less than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2009, 6,100 shares of total options granted were subject to this potential accelerated vesting. The Company expensed $8 and $15 for accelerated vesting of stock options during the nine month periods ending June 30, 2009 and 2008, respectively.

Under the Company’s incentive stock plans there are a total of 346,654 shares available for future grant as of June 30, 2009. Options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise and for the mandatory withholding of income taxes. The 2004 Plan options do not provide for reload options, however, the 2004 plan allows for the grant of stock appreciation rights, none of which have been granted. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. The Company issued 42,060 and 88,861 shares of stock-

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

based option awards including reload options for the three and nine month periods ended June 30, 2009, respectively. The Company recognized total non-cash stock-based compensation cost of $110 and $703 associated with stock options for the three and nine month periods ended June 30, 2009 respectively. The Company recognized total non-cash stock-based compensation cost of $338 and $923 associated with stock options for the three and nine month periods ended June 30, 2008 respectively. As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options was $543. The following table shows information regarding outstanding and exercisable options as of June 30, 2009:

	June 30, 2009
	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price
Range of Exercise Price
$3.50 to $7.31	316,226	$4.03	0.7	316,226	$4.03
$7.32 to $11.85	247,618	10.68	2.8	241,618	10.67
$11.86 to $15.66	1,748,927	12.94	5.6	1,554,027	12.90

	2,312,771	$11.48	4.6	2,111,871	$11.32

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2008	2,481,163	$10.91

Granted	88,861	9.04
Exercised	(216,053)	3.63
Forfeited	(41,200)	13.06

Outstanding at June 30, 2009	2,312,771	$11.48

Exercisable at June 30, 2009	2,111,871	$11.32

Weighted average estimated fair value of options granted during the period		$1.97

The fair value for grants during the nine month period ended June 30, 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.9%
Dividend yield	3.3%
Volatility of the market price	61.5%
Weighted-average expected life of options	0.91

The aggregate intrinsic value of options outstanding as of June 30, 2009 was $1,292. The intrinsic value represents total pre-tax intrinsic value (the difference between the Companies’s closing stock price on the last trading date of the nine-month period ended

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

June 30, 2009 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value of stock options exercised during the nine month period ending June 30, 2009 was $1,237.

Under the Company’s incentive stock plan, 77,033 shares of restricted stock (RRP’s) are reserved for issuance as of June 30, 2009. The Company can also fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five-year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1,266 and $1,345 for the nine months ended June 30, 2009 and 2008, respectively. The remaining unearned compensation cost was $1,389 and $3,121 as of June 30, 2009 and 2008, respectively. On the grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The terms of issued restricted stock allow for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS No. 123R, grants issued subsequent to adoption of SFAS 123R that are subject to such accelerated vesting upon the recipient’s attainment of retirement age are expensed over the shorter of the time-to-retirement age or the vesting schedule in accordance with the grant. Thus, the vesting period can be shorter than the plan’s five-year vesting period depending on the age of the grantee. As of June 30, 2009, 92,200 shares of the awards granted were subject to this accelerated vesting. Nonvested shares outstanding were 205,950 at both June 30, 2009 and September 30, 2008.

There was no additional expense recognized for accelerated vesting of restricted stock during the nine months ended June 30, 2009 and 2008, respectively.

The Company maintains an ESOP. The Company’s first ESOP loan was paid off in December 2007. The second loan that funded the ESOP was initiated in connection with the second step public offering. The loan matures in December 2023 and results in the release of 49,932 shares annually. The ESOP expense for the shares released under the loans totaled $367 and $633 for the nine month periods ended June 30, 2009 and 2008, respectively. The Company reduced ESOP expense by $4 and $293 related to forfeitures from the plan during the same respective periods.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	June 30, 2009	September 30, 2008
Real estate - residential mortgage	$473,838	$513,381
Real estate - commercial mortgage	548,823	554,811
Acquisition, development & construction loans	189,920	170,979
Commercial business loans	248,483	243,642
Consumer loans	253,365	248,740

Total	$1,714,429	$1,731,553

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

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$26,437	$21,413	$23,101	20,389
Charge-offs	(2,354)	(878)	(9,206)	(3,758)
Recoveries	444	66	1,032	270

Net charge-offs	(1,910)	(812)	(8,174)	(3,488)
Provision for loan losses	3,500	1,400	13,100	5,100

Balance at end of period	$28,027	$22,001	$28,027	22,001

Net charge-offs to average loans outstanding (annualized)	0.44%	0.20%	0.63%	0.28%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. The Company had $1,563 and $0 troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) at June 30, 2009 and September 30, 2008, respectively.

	June 30, 2009		September 30, 2008
	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,115	$2,726	$2,487	$1,731
Commercial real estate	988	6,427	732	3,100
Commercial business	—	178	—	2,811
Acquisition, development and construction loans	43	10,627	—	5,596
Consumer	34	642	70	351

Total non-performing loans	$3,180	$20,600	$3,289	$13,589

Real estate owned:
Land		1,504		—
One- to four-family		83		84

Total real estate owned		1,587		84

Total non-performing assets		$25,367		$16,962

Ratios:
Non-performing loans to total loans		1.39%		0.97%
Non-performing assets to total assets		0.90%		0.57%
Allowance for loan losses to total non-performing loans		118%		137%
Allowance for loan losses to average loans		1.63%		1.33%

The Company’s recorded investment in impaired loans, as defined by SFAS No. 114, was $20,542 and $13,237 at June 30, 2009 and September 30, 2008, respectively. The allowance for loan losses allocated to impaired loans was $5,903 and $2,990 at June 30, 2009 and September 30, 2008, respectively. The Company does not have any impaired loans without allocations. The provision for loan loss was $3,500 and $13,100 for the three and nine month periods ending June 30, 2009, respectively.

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

The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective October 1, 2008. The Company has elected not to adopt any fair value provisions under FAS 159 for any of its financial assets or financial liabilities as of June 30, 2009.

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

Investment securities available for sale

The majority of the Company’s available for sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments are actively traded and therefore have been classified as Level 1 valuations (U.S. Treasuries and certain government sponsored agencies).

The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment advisor. The majority of the Company’s available for sale investment securities (mortgage backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of market data information and compares them to dealer indicative bids from the Company’s external investment advisor. For securities where there is limited trading activity (private label CMO’s) and less observable valuation inputs, the Company has classified such valuations as Level 3.

As of June 30, 2009, the Company adopted the provisions of FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). As a result of adoption, the Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. The Company determined that there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities, and as such determined that such transactions were deemed to be not orderly. These five securities, with an amortized

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

cost of $12,071 at June 30, 2009, were transferred by the Company from Level 2 to Level 3 valuations at a fair value of $10,196, in order to determine fair value. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of June 30, 2009. The Company considered this information to be both reasonable and the best available without undue effort and cost.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Privately issued MBS
Net transfers into Level 3 at April 1, 2009	$9,534
Maturities and pay downs	(771)
(Amortization) and Accretion	4
Total net gains (losses) for the quarter included in:
Other Comprehensive income	1,429
Purchases	—

Balance at June 30, 2009	$10,196

The transfers into Level 3 from Level 2 represent securities for which significant inputs to the valuation became unobservable as well as there being limited trading activity.

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

A summary of assets and liabilities at June 30, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2009	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$133,080	$133,080	$—	$—
Obligations of states and political subdivisions	158,518		158,518	—
Government issued or guaranteed mortgage-backed securities	369,740		369,740
Privately issued mortgage-backed securities	10,196			10,196
Corporate debt securities	16,809		16,809
Equities	943		943

Total Assets	$689,286	$133,080	$546,010	$10,196

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following categories of financial assets, are not measured at fair value on an on-going basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis. Loans held for sale are subject to a fair value adjustment only when the fair value of the loans is less than their cost basis. There was no adjustment necessary to this category as of June 30, 2009. The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties. Any fair value adjustments for loans categorized here are classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $14,697 which equals the carrying value less the allowance for loan losses allocated to these loans at June 30, 2009, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the Company for the nine months ended June 30, 2009 were $703.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB No. 140” (“SFAS 156”), the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. At June 30, 2009, $735 of mortgage servicing rights had a carrying value equal to their fair value. Changes in fair value of mortgage servicing rights recognized for the nine months ended June 30, 2009 was a decrease of $80.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at June 30, 2009 and September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$363,935	$4,297	$(499)	$367,733
Collateralized mortgage obligations	14,024	54	(1,875)	12,203

Total mortgage-backed securities	377,959	4,351	(2,374)	379,936

Investment securities
U.S. Treasury Notes	26,008	89	—	26,097
U.S. Government Federal Agency Securities	107,009	208	(234)	106,983
State and municipal securities	157,736	2,122	(1,340)	158,518
Corporate debt securities	16,835	43	(69)	16,809
Equities	1,146	—	(203)	943

Total investment securities	308,734	2,462	(1,846)	309,350

Total available for sale	$686,693	$6,813	$(4,220)	$689,286

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$576,551	$3,427	$(3,017)	$576,961
Collateralized mortgage obligations	34,521	636	(1,102)	34,055

Total mortgage-backed securities	611,072	4,063	(4,119)	611,016

Investment securities
U.S. Treasury Notes	—	—	—	—
U.S. Government Federal Agency Securities	30,022	19	—	30,041
State and municipal securities	159,334	125	(9,858)	149,601
Corporate debt securities	—	—	—	—
Equities	1,146	—	(116)	1,030

Total investment securities	190,502	144	(9,974)	180,672

Total available for sale	$801,574	$4,207	$(14,093)	$791,688

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following is a summary of securities held to maturity at June 30, 2009 and September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$6,247	$149	$—	$6,396
Collateralized mortgage obligations	912	7	—	919

Total mortgage-backed securities	7,159	156	—	7,315

Investment securities
State and municipal securities	34,571	612	(145)	35,038
Other investments	1,060	19	—	1,079

Total investment securities	35,631	631	(145)	36,117

Total held to maturity	$42,790	$787	$(145)	$43,432

September 30, 2008
Mortgage-backed securities
Mortgage-backed pass-through securities	$9,313	$133	$(35)	$9,411
Collateralized mortgage obligations	1,038	—	(1)	1,037

Total mortgage-backed securities	10,351	133	(36)	10,448

Investment securities
State and municipal securities	32,604	236	(449)	32,391
Other investments	58	2	—	60

Total investment securities	32,662	238	(449)	32,451

Total held to maturity	$43,013	$371	$(485)	$42,899

Management does not believe that any individual unrealized loss as of June 30, 2009 included in the table above represents an other-than-temporary impairment as the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges. As of June 30, 2009 the Company does not intend to sell nor is it anticipated that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

At June 30, 2009 the accumulated unrealized net gain on securities available for sale, net of tax expense of $1,047 was $1,530. At September 30, 2008, the accumulated unrealized net loss on securities available for sale, net of tax benefit of $3,970 was $5,892. There were realized gains of $16,414 and no realized losses on available for sale securities for the nine months ended June 30, 2009. There were realized gains of $33 and no realized losses on the four securities sold in the held to maturity portfolio with an amortized value of $592. The securities sold in both available for sale and held to maturity categories were identified in the Bank’s sale program put into place in February 2009 to realize a portion of the recent appreciation in its security portfolio and reduce prepayment risk. These securities can be considered maturities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the sale of the securities occurred after at least 85 percent of the principal outstanding had been collected since acquisition.

Securities, including held-to-maturity securities, with carrying amounts of $243,993 and $342,873 were pledged as collateral for borrowings and securities repurchase agreements at June 30, 2009 and September 30, 2008, respectively. Securities with carrying amounts of $163,350 and $220,157 were pledged as collateral for municipal deposits and other purposes at June 30, 2009 and September 30, 2008, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following tables summarize, for all securities in an unrealized loss position at June 30, 2009 and September 30, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of June 30, 2009
Available For Sale:

Mortgage-backed securities	$(498)	$76,922	$(1)	$48	$(499)	$76,970
Collateralized mortgage obligations	(81)	838	(1,794)	9,358	(1,875)	10,196
U.S. Government agency securities	(233)	69,247	(1)	43	(234)	69,290
Municipal securities	(685)	40,024	(655)	14,657	(1,340)	54,681
Corporate debt securities	(69)	6,166	0	—	(69)	6,166
Equity securities	(193)	848	(10)	95	(203)	943

Total available-for-sale:	(1,759)	194,045	(2,461)	24,201	(4,220)	218,246

Held to Maturity:
State and municipal securities	(139)	3,257	(6)	331	(145)	3,588

Total held to maturity:	(139)	3,257	(6)	331	(145)	3,588

Total securities:	$(1,898)	$197,302	$(2,467)	$24,532	$(4,365)	$221,834

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of September 30, 2008

Available For Sale:

Mortgage-backed securities	$(2,575)	$245,362	$(442)	$22,492	$(3,017)	$267,854
Collateralized mortgage obligations	(1,100)	13,885	(2)	250	(1,102)	14,135
U.S. Government agency securities	—	—	—	47	—	47
Municipal securities	(7,535)	113,509	(2,323)	19,241	(9,858)	132,750
Equity securities	(115)	926	(1)	104	(116)	1,030

Total available-for-sale:	(11,325)	373,682	(2,768)	42,134	(14,093)	415,816

Held to Maturity:
Mortgage-backed securities	(4)	2,617	(31)	1,282	(35)	3,899
Collateralized mortgage obligations	(1)	1,037	—	—	(1)	1,037
State and municipal securities	(420)	13,136	(29)	540	(449)	13,676

Total held to maturity:	(425)	16,790	(60)	1,822	(485)	18,612

Total securities:	$(11,750)	$390,472	$(2,828)	$43,956	$(14,578)	$434,428

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The Company, as of June 30, 2009 adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP FAS 115-2 requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or be required to sell prior to recovery of cost basis).

Based on a review of each of the securities in the investment portfolio in accordance with FSP 115-2 at June 30, 2009, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges. As of June 30, 2009 the Company does not intend to sell nor is it anticipated that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at June 30, 2009 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses of significant dollar amounts at June 30, 2009. A total of 174 securities were in a continuous unrealized loss position for less than 12 months, and 62 securities for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are five individual private label CMO’s that have an amortized cost of $12,071 and a fair value (carrying value) of $10,196 as June 30, 2009. These securities were all performing as of June 30, 2009 and are expected to perform based on current information. In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected. The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

The Company does not own any preferred stock of Federal National Mortgage Association or Federal Home Loan Mortgage Corporation. The Company owned 120 shares of Federal National Mortgage Association common stock as of June 30, 2009.

8.	Deposits

Major classifications of deposits are summarized below:

	June 30, 2009	September 30, 2008
Demand Deposits
Retail	$160,151	$162,161
Business	220,260	203,682
Municipal	10,443	122,047
Retail NOW deposits	127,662	115,442
Business NOW deposits	31,311	20,881
Municipal NOW deposits	64,478	196,581

Total transaction accounts	614,305	820,794
Savings	369,424	335,986
Money market	383,579	306,504
Certificates of deposit	505,675	525,913

Total deposits	$1,872,983	$1,989,197

Municipal deposits of $252,313 and $460,820 were included in total deposits at June 30, 2009 and September 30, 2008, respectively. Certificates of deposit include $34,159 (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $14,373) in brokered deposits at June 30, 2009 and $16,582 at September 30, 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

9.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2009		September 30, 2008
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$201,724	4.15%	$305,842	3.20%
FHLB Repurchase agreements	235,011	4.04%	260,166	3.85%
Senior Debt (FDIC insured)	51,493	2.74%	—	—

Total borrowings	$488,228	3.95%	$566,008	3.50%

By remaining period to maturity:
One year or less	$57,759	4.87%	$153,893	2.16%
One to two years	44,933	3.44%	52,961	3.62%
Two to three years	83,993	3.12%	32,129	3.88%
Three to four years	32,533	3.97%	22,500	4.03%
Four to five years	25,233	4.14%	35,424	3.96%
Five years or greater	243,777	4.09%	269,101	4.09%

Total borrowings	$488,228	3.95%	$566,008	3.50%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2009 and September 30, 2008, the Bank had pledged mortgages totaling $364,461 and $385,279 respectively. The Bank had also pledged securities with carrying amounts of $243,993 and $323,694 as of June 30, 2009 and September 30, 2008, respectively, to secure borrowings. Based on total outstanding borrowings with the FHLB, which totaled $436,735 and $555,252 as of June 30, 2009 and September 30, 2008, the bank had unused borrowing capacity under the FHLB overnight line of credit of $200,000 and $142,000, respectively. The Bank also has an Unsecured Discretionary Federal Funds Line with a bank in the amount of $50,000. As of June 30, 2009, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $267,776. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

The Bank did not have any overnight and floating rate borrowings that reprice daily, as of June 30, 2009. The Bank issued $51,493 in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) in February 2009. We recorded a fee of 1% per annum to the FDIC to guarantee the TLGP debt. The expense is amortized over its maturity and is recorded as interest expense. Of the $430,469 in borrowings due in greater than one year, $227,550 are callable quarterly after an initial lockout period through their respective maturities and $40,000 have a one time call on a specified date. During the nine months ended June 30, 2009 no borrowings were called. The remaining premium recorded from prior acquisitions, but not accreted into income at June 30, 2009 was $352.

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding (basic), in ‘000s	38,537	38,720	38,582	39,014

Net Income	$8,950	$6,306	$20,785	$17,283
Basic earnings per common share	$0.23	$0.16	$0.54	$0.44

Diluted earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding (basic), in ‘000s	38,537	38,720	38,582	39,014
Effect of common stock equivalents	146	390	186	388

	38,683	39,110	38,768	39,402
Net Income	$8,950	$6,306	$20,785	$17,283
Diluted earnings per common share	$0.23	$0.16	$0.54	$0.44

As of June 30, 2009, 1,941,409 and 1,958,761 weighted average shares were anti-dilutive for the nine month and three month periods, respectively. Anti-dilutive shares are not included in the determination of earnings per share.

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

As of June 30, 2009, the Company had $24,104 in outstanding letters of credit, of which $9,695 were secured by cash collateral. The carrying values of these guarantees are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

12.	Pension and Other Post-Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended June 30,		Three months Ended June 30,
	2009	2008	2009	2008
Service Cost	$—	$—	$5	$—
Interest Cost	405	382	23	24
Expected return on plan assets	(445)	(518)	—	—
Amortization of net transition obligation	—	—	3	13
Amortization of prior service cost	—	—	12	1
Amortization of (gain) or loss	207	—	(29)	(26)

	$167	$(136)	$14	$12

	Pension Plan		Other Post Retirement Plans
	Nine months Ended June 30,		Nine months Ended June 30,
	2009	2008	2009	2008
Service Cost	$—	$—	$15	$10
Interest Cost	1,211	1,176	69	40
Expected return on plan assets	(1,334)	(1,593)	—	—
Amortization of net transition obligation	—	—	9	18
Amortization of prior service cost	—	—	36	4
Amortization of (gain) or loss	620	—	(87)	(65)

	$497	$(417)	$42	$7

As of June 30, 2009, a contribution of $5,200 had been deposited into the pension plan. The Company anticipates no additional contributions during the 2009 fiscal year.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $54 and $46 for the nine months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, $2,100 in contributions were deposited to fund benefit payments related to the SERP.

13.	Fair Values of Financial Instruments

SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition for interim and annual periods. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	June 30, 2009		September 30, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$96,836	$96,836	$125,810	$125,810
Securities available for sale	689,286	689,286	791,688	791,688
Securities held to maturity	42,790	43,432	43,013	42,899
Loans	1,686,402	1,716,174	1,708,452	1,721,499
Loans held for sale	891	917	189	189
Accrued interest receivable	9,784	9,784	10,881	10,881
FHLB of New York stock	23,447	23,447	28,675	28,675
Financial liabilities:
Non-maturity deposits	(1,367,308)	(1,367,308)	(1,463,285)	(1,463,285)
Certificates of Deposit	(505,675)	(508,899)	(525,912)	(525,595)
FHLB and other borrowings	(488,228)	(518,102)	(566,008)	(550,213)
Mortgage escrow funds	(20,177)	(20,173)	(7,272)	(7,155)
Accrued interest payable	(4,219)	(4,219)	(4,240)	(4,240)

The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company’s financial instruments.

(a) Securities

The fair value measurements consider observable data that may include dealer quote, market spreads, cash flows, live trading levels, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other items. For certain securities, for which the inputs used by independent pricing services were derived from unobservable market information, the Company evaluated the appropriateness of each price. In accordance with adoption of FAS No. 157-4, the Company reviewed the volume and level of activity for its different classes of securities to determine whether transactions were not considered orderly. For these securities, the quoted prices received from independent pricing services may be adjusted, as necessary, to estimate fair value in accordance with FAS No. 157. If applicable, adjustments to fair value were based on averaging present value cash flow model projections with prices obtained from independent pricing services. See note six for further discussion on determination of fair value.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

(c) FHLB of New York Stock

The redeemable carrying amount of these securities with limited marketability approximates their fair value.

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

(e) Borrowings

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2009 and September 30, 2008, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

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

•

Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, customer preferences and behavior, values of real estate and other collateral, and levels of economic and business activity, among other things.

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

•

Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving financial institutions, tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.

•

Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management and asset/liability techniques.

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

•

The current levels of volatility in the market are unprecedented and have adversely affected us and the financial services industry as a whole. The market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on businesses and consumers and lack of confidence in the financial markets have affected and further affect our business, financial condition and results of operations.

Overview

The Company provides financial services to individuals and businesses in New York State, primarily in the lower Hudson Valley. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services.

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

For the nine months ended June 30, 2009 the major items in net income consisted of net interest income on a tax equivalent basis which increased $1.9 million, however net interest margin on a tax equivalent basis declined 5 basis points. Provision for loan losses increased $8.0 million due to continued effects of the slow down in the economy. Offsetting the provisions for loan losses were $16.4 million in gains on sales of securities as the Company monetized a significant portion of the appreciation in the portfolio since September 30, 2008. Expenses remained relatively unchanged with the exception of regulatory assessments, as the FDIC insurance premiums increased significantly by $2.9 million, including a special assessment of $1.4 million.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Total assets as of June 30, 2009 were $2.8 billion, a decrease of $160.0 million or 5.4% compared to September 30, 2008 levels. Decreases were experienced in most categories with the greatest decrease of $103.0 million in securities due to the sale program initiated by the Company in February of 2009 to realize a portion of the unrealized gains and reduce prepayment risk.

Net Loans as of June 30, 2009 were $1.7 billion, unchanged from September 30, 2008. Acquisition, Development and Construction (“ADC”) increased by $18.9 million, or 11.1%, over balances at September 30, 2008, primarily due to activity on newly approved loans. Commercial real estate and commercial business loans remained flat decreasing $1.1 million, or 0.1%, over balances at September 30, 2008. Consumer loans increased by $4.6 million, or 1.9%, during the nine month period ended June 30, 2009, while residential mortgage loans decreased by $39.5 million or 7.7% primarily due to new conforming fixed rate loan originations being sold in the secondary market. Total loan originations were $344.9 million for the nine months ended June 30, 2009 and repayments were $354.6 million during the same time period. While loan demand is softer than a year ago due to the economic slowdown, commercial loan originations during the nine months ending June 30, 2009 were $175.1 million. Provident Bank does not originate or hold subprime mortgage loans, which we consider to be loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios. We also hold no subprime loans through our investment portfolio. See footnote four.

Total securities decreased by $102.6 million, or 12.3%, to $732.1 million at June 30, 2009, compared to September 30, 2008 due to sales of securities. The Company executed a planned sale program beginning in February of 2009 of approximately $350 million in mortgage backed securities to realize a portion of the recent appreciation in its securities portfolio and reduce prepayment risk. Mortgage-backed securities at amortized cost decreased by $236.3 million primarily due to sales of $376.5 million and pay downs of $90.8 million, partially offset by purchases totaling $231.3 million. US Treasury notes increased $26.0 million and U.S. Government federal agency securities increased $77.0 million. The Company owns $12.1 million at cost of private label CMO’s with a carrying value of $10.2 million. See note six for further discussion on determination of fair value for these securities.

Deposits as of June 30, 2009 were $1.9 billion, a decrease of $116.2 million, or 5.8%, from September 30, 2008. Retail and commercial transaction accounts were 28.8% of deposits at June 30, 2009 and 25.2% at September 30, 2008. An increase in retail and commercial transaction deposits of $37.2 million was offset by a decrease in municipal demand and NOW accounts of $243.7 million. Savings and Money market deposits increased by $33.4 million and $77.1 million, respectively. Certificates of Deposits decreased $20.2 million due to decreases in municipal certificates of deposits of $55.2 million. The increase experienced in retail deposits is due to seasonality. The decline in municipal deposits of $208.5 million results from seasonal tax collections at September 30, 2008.

Borrowings decreased by $77.8 million, or 13.7%, from September 30, 2008, to $488.2 million as the Company paid down $151.8 million in advances and its overnight line of credit with the FHLB. The Bank issued $51.5 million in senior unsecured debt under the FDIC Temporary Liquidity Guarantee Program during the second quarter of fiscal 2009.

Stockholders’ equity increased $21.6 million from September 30, 2008 to $420.8 million at June 30, 2009, primarily due to a $13.8 million increase in the Company’s retained earnings and a $7.8 million improvement in accumulated other comprehensive income, after realizing securities gains in the fiscal year of $16.4 million. Stock based compensation transactions of $2.6 million added to the overall increase in capital. The Company resumed open market stock repurchases during the third fiscal quarter and has purchased a total of 328,951 shares for the fiscal year 2009 totaling $2.7 million. As of June 30, 2009, 836,950 shares remain available for repurchase under the Company’s current stock repurchase program.

Credit Quality (Also see Note 5)

Net charge-offs for the quarter were $1.9 million (0.44% of average loans, on an annualized basis), down $2.4 million compared to $4.3 million (0.99% of average loans, on an annualized basis) in the prior linked quarter ended March 31, 2009. Net charge-offs for the quarter were up $1.1 million when compared to net charge-offs of $812,000 in the same period ending June 30, 2008. Net charge-offs of $1.3 million were in the community business loan portfolio which continues to be impacted by the ongoing sluggishness of the economy, on average outstandings of $101.9 million. The community business portfolio is showing signs of stabilization but the Company is experiencing further weakness in the ADC portfolio. Net charge- offs during the third fiscal quarter in the ADC portfolio and commercial real estate totaled $400,000 on average outstandings of $190.8 million.

Net charge-offs on a year to date basis were $8.2 million for fiscal 2009 compared to $3.5 million for fiscal 2008. Of the $8.2 million in net charge-offs experienced on a year to date basis $5.9 million were attributable to the small business loan portfolio on average outstandings of $105.9 million.

The Company’s loan-loss provision was $3.5 million in the third quarter, $1.6 million in excess of net charge-offs. On a year to date basis loan loss provisions were $13.1 million for fiscal 2009 compared to $5.1 million for fiscal year to date 2008. This resulted in an increase in the allowance for loan losses to $28.0 million, or 1.63% of loans outstanding, and 118% of non-performing loans. The primary reasons for increasing the allowance for loan losses continues to be related to the general economic slowdown and overall declining values of land in our market area. As a result of declining land values, the Company’s net realizable value estimates on collateral dependent non performing loans have had to be decreased as new appraisals show lower property values.

Nonperforming loans decreased $2.6 million in the third quarter to $23.8 million compared to $26.4 million at March 31, 2009. On a year to date basis non-performing loans increased $6.9 million compared to year end 2008 levels. ADC loans accounted for $5.1 million of this increase. This rise is primarily due to ongoing stress in the Bank’s construction portfolio resulting from the stagnant housing and real estate markets. The Bank’s coverage ratio of nonperforming loans declined from 137% at September 31, 2008, to 118% at June 30, 2009. Non-performing loans as a percent of total loans increased from 0.97% at September 30, 2008 to 1.39% at June 30, 2009.

Of the non-performing loans of $23.8 million, $956,000 was not mortgage secured and $22.8 million were secured by mortgages. Of the loans that were mortgage secured the weighted average loan to value ratio was 81% and after specific reserves was 72%.

The table below outlines those non-performing loans, at June 30, 2009, by category and collateral with the related weighted average loan to value ratios and specific reserves against such loans:

	Book Value	WLTV*	Specific Reserve	WLTV after Specific Reserve
Loans with Specific Reserves
ADC	$9,524	98%	$1,601	81%
Commercial mortgage	1,303	70	122	64
Residential mortgage	1,653	87	276	72

Loans with out Specific Reserves
ADC	1,103	73	—	73
Commercial mortgage	5,392	65	—	65
Residential Mortgage	3,849	64	—	64

Total Mortgage secured	22,824	81	1,999	72

Loans not Mortgage Secured
Loans with specific reserves	121		24
Loans without specific reserves	835		—

Total non-performing loans	23,780		2,023
General reserves			26,004

Total allowance for loan losses			$28,027

ORE balance	1,587

Total non-performing assets	$25,367

*	Weighted average LTV is the gross loan value plus negative escrows (before specific reserves) divided by appraised value of the collateral securing the loan. Appraised values are adjusted based on market conditions.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

Net income for the three months ended June 30, 2009 was $9.0 million, an increase of $2.6 million, compared to $6.3 million for the same period in fiscal 2008. Net interest income before provision for loan losses for the three months ended June 30, 2009, decreased by $1.5 million or 6.0%, to $22.7 million, compared to $24.2 million for the same period in the prior year. The provision for loan losses for the three months ended June 30, 2009 increased $2.1 million, or 150.0%, to $3.5 million, compared to $1.4 million for the same period in the prior year due to growth in the loan portfolio, weaker economic conditions and recent loss experience in the portfolios. Net interest margin on a tax equivalent basis for the three months ended June 30, 2009, decreased 30 basis points compared to the same period last year from 4.04% to 3.74%. The year-over-year comparison reflects the impact of the cuts in the federal funds target rate totaling 2.0%. The Company executed on its planned sale program, starting in February 2009, of approximately $350 million in mortgage backed securities with a book yield of 5.15% and an average life of 4.1 years, which were reinvested in securities having a yield of 3.34% and an average life of 3.2 years. As a result, the yield on total interest-earning assets declined 80 basis points. For the same period, the cost of interest-bearing deposits decreased 72 basis points to 1.04%, and the cost of borrowings increased 32 basis points to 3.96%, reflecting the carrying cost of term borrowings outstanding and repayment of short-term borrowings. The tax-equivalent yield on investments decreased 48 basis points compared to the same quarter in 2008. Non-interest income for the three months ended June 30, 2009, was $15.3 million, an increase of $10.2 million, compared to $5.0 million for the same period in fiscal 2008 due to increases in gains on sales of securities of $10.0 million. Non-interest expense increased $2.6 million, or 13.52%, to $21.5 million for the three months ended June 30, 2009, compared to $19.0 million for the same period in the prior year primarily due to increased FDIC assessments of $2.1 million ($1.4 million representing a special assessment) and higher salary and benefit costs of $813,000.

The relevant operating results performance measures follow:

	Three Months Ended June 30,
	2009	2008
Per common share:
Basic earnings	$0.23	$0.16
Diluted earnings	0.23	0.16
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	1.25%	0.90%
Equity	8.52%	6.25%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$960,553	$13,876	5.79%	$891,870	$14,893	6.72%
Consumer loans	254,221	2,907	4.59	239,484	3,239	5.44
Residential mortgage loans	480,121	7,065	5.90	505,926	7,498	5.96

Total loans [1]	1,694,895	23,848	5.64	1,637,280	25,630	6.30

Securities-taxable	520,948	5,459	4.20	653,292	8,048	4.95
Securities-tax exempt [2]	196,385	2,947	6.02	177,933	2,655	6.00
Federal Reserve excess reserves	112,540	73	0.26	—	—	—
Other earning assets	24,469	355	5.82	34,499	662	7.72

Total securities and other earning assets	854,342	8,834	4.15	865,724	11,365	5.28

Total interest-earning assets	2,549,237	32,682	5.14	2,503,004	36,995	5.94

Non-interest-earning assets	326,762			319,881

Total assets	$2,875,999			$2,822,885

Interest bearing liabilities:
NOW Checking	$227,039	128	0.23%	$189,629	259	0.55%
Savings, clubs and escrow	378,263	163	0.17	364,763	252	0.28
Money market accounts	394,628	487	0.49	311,120	1,161	1.50
Certificate accounts	575,713	3,326	2.32	545,413	4,515	3.33

Total interest-bearing deposits	1,575,643	4,104	1.04	1,410,925	6,187	1.76
Borrowings	488,846	4,821	3.96	629,325	5,691	3.64

Total interest-bearing liabilities	2,064,489	8,925	1.73	2,040,250	11,878	2.34

Non- interest bearing deposits	373,252			357,515
Other non-interest-bearing liabilities	16,729			19,428

Total liabilities	2,454,470			2,417,193
Stockholders’ equity	421,529			405,692

Total liabilities and equity	$2,875,999			$2,822,885

Net interest rate spread			3.41%			3.60%

Net earning assets	$484,748			$462,754

Net interest margin		23,757	3.74%		25,117	4.04%

Less tax equivalent adjustment [2]		(1,031)			(929)

Net interest income		$22,726			$24,188

Ratio of average interest-earning assets to average interest bearing liabilities	123.48%			122.68%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30, 2009 vs. 2008 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,119	$(2,136)	$(1,017)
Consumer loans	194	(526)	(332)
Residential mortgage loans	(361)	(72)	(433)
Securities-taxable	(1,481)	(1,108)	(2,589)
Securities-tax exempt[2]	283	9	292
Federal Reserve excess reserves	73	—	73
Other earning assets	(156)	(151)	(307)

Total interest income	(329)	(3,984)	(4,313)

Interest-bearing liabilities
NOW checking	43	(174)	(131)
Savings	9	(98)	(89)
Money market	256	(930)	(674)
Certificates of deposit	242	(1,431)	(1,189)
Borrowings	(1,848)	978	(870)

Total interest expense	(1,298)	(1,655)	(2,953)

Net interest margin	969	(2,329)	(1,360)
Less tax equivalent adjustment[2]	(98)	(4)	(102)

Net interest income	$871	$(2,333)	$(1,462)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2009 decreased by $1.5 million, or 6.04%, to $22.7 million, compared to $24.2 million for the quarter ended June 30, 2008. Net interest income on a tax-equivalent basis decreased by $1.4 million, or 5.41%, to $23.8 million for the quarter ended June 30, 2009, compared to $25.1 million for the same three months in 2008. General market interest rates have declined significantly from the prior period. As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined. Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income. The timing of reinvestment and the improved liquidity by keeping a sizable portion of funds liquid assets further reduced the yield on average earning assets.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. We continued to build reserves as a percentage of total loans to reflect the decline in land values, increasing unemployment in our market area, and other weak economic indicators. We recorded $3.5 million in loan loss provisions for the quarter ended June 30, 2009, or $1.6 million in excess of net charge-offs, compared to $1.4 million in loan loss provision, or $588,000 in excess of net charge-offs for the same period in the prior year. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the three months ended June 30, 2009 increased by $10.2 million, or 203.6% to $15.3 million. The increase was due to additional gains on sales of securities of $10.0 million resulting from the Company’s decision to realize a portion of the recent appreciation in its securities portfolio and thereby reducing prepayment risk. The Company may realize further gains from its security holdings, if conditions allow and warrant such action. The increase also was due to gains on the sale of loans in the third quarter of $450,000. The Bank has been selling new conforming fixed rate residential mortgage loan originations in the secondary market to control interest rate risk. Fee income was stable in the second quarter.

Non-interest expense for the three months ended June 30, 2009 increased by $2.6 million, or 13.5%, to $21.5 million, primarily due to increased FDIC assessments of $2.1 million, including $1.4 million for the special assessment based upon 5 basis points on total assets less Tier 1 Capital. The increases stated above were only partially offset by decreases in professional fees due to decreased consulting and administration fees, stock based compensation plans (ESOP loan maturity and lower stock option expense), amortization of intangible assets and advertising and promotion expense due to seasonal declines in advertising.

Income Tax expense increased $1.5 million to $4.0 million for the three months ended June 30, 2009, as compared to $2.6 million for the three month ended June 30, 2008. The effective tax rate was 30.9% and 28.8%, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and June 30, 2008

Net income for the nine months ended June 30, 2009 was $20.8 million, an increase of $3.5 million, compared to $17.3 million for the same period in fiscal 2008. Net interest income before provision for loan losses for the nine months ended June 30, 2009 increased by $1.6 million, or 2.3%, to $71.4 million, compared to $69.8 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the nine months ended June 30, 2009 decreased 5 basis points compared to the same period last year from 3.89% to 3.84%, primarily due to sales of investments offset in part by reductions in the average cost of interest bearing liabilities. Provision for loan losses for the nine months ended June 30, 2008 increased by $8.0 million, or 156.9% to $13.1 million, compared to $5.1 million for the same period in the prior year due to weaker economic conditions and recent loss experience in the portfolios. Non-interest income increased $16.4 million, or 104.3%, to $32.1 million for the nine months ended June 30, 2009, compared to $15.7 million for the nine months ended June 30, 2008 due to increased gains on sales of securities, sales of premises and equipment and sales of loans. Non-interest expense increased $4.8 million or 8.6%, to $60.8 million for the nine months ended June 30, 2009, compared to $56.0 million for the same period in the prior year primarily due to increases in compensation and employee benefits (primarily pension expense increases) and FDIC assessments partially offset by decreases in stock based compensation, professional fees and intangible amortization.

The relevant operating results performance measures follow:

	Nine Months Ended June 30,
	2009	2008
Per common share:
Basic earnings	$0.54	$0.44
Diluted earnings	0.54	0.44
Dividends declared	0.18	0.18
Return on average (annualized):
Assets	0.95%	0.82%
Equity	6.72%	5.70%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$960,989	$42,653	5.93%	$888,756	$47,779	7.18%
Consumer loans	252,230	8,965	4.75	241,367	10,995	6.08
Residential mortgage loans	495,438	21,916	5.91	499,252	22,327	5.97

Total loans [1]	1,708,657	73,534	5.75	1,629,375	81,101	6.65

Securities-taxable	597,365	20,886	4.67	653,161	24,058	4.92
Securities-tax exempt [2]	194,465	8,737	6.01	170,325	7,793	6.11
Federal Reserve excess reserves	61,558	114	0.25	—	—	—
Other earning assets	27,935	895	4.28	35,587	2,052	7.70

Total securities and other earning assets	881,323	30,632	4.65	859,073	33,903	5.27

Total interest-earning assets	2,589,980	104,166	5.38	2,488,448	115,004	6.17

Non-interest-earning assets	325,068			316,843

Total assets	$2,915,048			$2,805,291

Interest bearing liabilities:
NOW Checking	$233,311	554	0.32%	$186,310	794	0.57%
Savings, clubs and escrow	359,416	650	0.24	351,936	944	0.36
Money market accounts	367,695	2,257	0.82	279,382	4,208	2.01
Certificate accounts	605,759	11,724	3.57	562,918	16,949	4.02

Total interest-bearing deposits	1,566,181	15,185	1.30	1,380,546	22,895	2.22
Borrowings	543,489	14,516	3.41	656,650	19,578	3.98

Total interest-bearing liabilities	2,109,670	29,701	1.88	2,037,196	42,473	2.78

Non-interest bearing deposits	373,133			342,858
Other non-interest-bearing liabilities	18,877			20,142

Total liabilities	2,501,680			2,400,196
Stockholders’ equity	413,368			405,095

Total liabilities and equity	$2,915,048			$2,805,291

Net interest rate spread			3.50%			3.39%

Net earning assets	$480,310			$451,252

Net interest margin		74,465	3.84%		72,531	3.89%

Less tax equivalent adjustment [2]		(3,058)			(2,728)

Net interest income		$71,407			$69,803

Ratio of average interest-earning assets to average interest bearing liabilities	122.77%			122.15%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Nine Months Ended June 30, 2009 vs. 2008 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$3,672	$(8,798)	$(5,126)
Consumer loans	475	(2,505)	(2,030)
Residential mortgage loans	(177)	(234)	(411)
Securities-taxable	(1,989)	(1,183)	(3,172)
Securities-tax exempt[2]	1,076	(132)	944
Federal Reserve excess reserves	114	—	114
Other earning assets	(347)	(810)	(1,157)

Total interest income	2,824	(13,662)	(10,838)

Interest-bearing liabilities
NOW checking	167	(407)	(240)
Savings	20	(314)	(294)
Money market	1,056	(3,007)	(1,951)
Certificates of deposit	1,207	(6,432)	(5,225)
Borrowings	(3,893)	(1,169)	(5,062)

Total interest expense	(1,443)	(11,329)	(12,772)

Net interest margin	4,267	(2,333)	1,934
Less tax equivalent adjustment[2]	(382)	52	(330)

Net interest income	$3,885	$(2,281)	$1,604

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the nine months ended June 30, 2009 increased by $1.6 million, or 2.3%, to $71.4 million, compared to $69.8 million for the nine months ended June 30, 2008. Net interest income on a tax-equivalent basis increased by $1.9 million, or 2.7%, to $74.5 million for the nine months ended June 30, 2009, compared to $72.5 million for the same nine months in 2008. General market interest rates have declined significantly from the prior period. As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined. Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income. The timing of reinvestment and the improved liquidity by keeping a sizable portion of funds in liquid assets further reduced the yield on average earning assets.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. Charge-offs has been driven primarily by defaults in the small business loan portfolio. We recorded $13.1 million in loan loss provisions for the nine months ended June 30, 2009, and recognized net charge-offs of $8.2 million in the same period. This compares to loan loss provisions of $5.1 million and net charge-offs of $3.5 million for the nine months ended June 30, 2008. We have built reserves during this period due to weak economic conditions and weakness in the value of land that serves as collateral for our Acquisition, Development and Construction loan portfolio. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the nine months ended June 30, 2009 increased by $16.4, or 104.3%, to $32.1 million compared to $15.7 million for the same period in 2008. This increase is attributable to gains on sales of securities of $16.4 million, gains on sales of loans of $746,000 and gains on sale of premises and equipment of $517,000, as well as smaller contributions from deposit fees and service charges and bank owned life insurance offset in part by modest declines in investment management fees as the market value of assets under management declined.

Non-interest expense for the nine months ended June 30, 2009 increased by $4.8 million, or 8.6%, to $60.8 million, from $56.0 million for the same period in 2008 primarily due to FDIC assessment increases of $2.8 million, including $1.4 million for the special assessment based upon 5 basis points on total assets less Tier 1 capital, as well as, compensation (normal salary increases and staffing of Westchester offices) and benefits, especially pension expense of $946,000 and medical premium expenses increases of 9.4% or $185,000.

Income tax expense was $8.8 million for the nine months ended June 30, 2009, compared to $7.2 million for the same period in 2008. The effective tax rates were 29.8% and 29.3%, respectively.

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

The Company’s primary investing activities are the origination of commercial mortgage loans, acquisition, development and construction loans, commercial and industrial loans, one- to four-family residential mortgage loans, home equity loans and the purchase of investment and mortgage-backed securities. During the nine months ended June 30, 2009 and 2008, loan originations, including loans held for sale, totaled $382.6 million and $429.2 million, respectively, and purchases of securities totaled $485.7 million and $230.9 million, respectively. Paydowns, maturities and sales on securities totaled $600.3 million and $246.8 million during the nine months ended June 30, 2009 and 2008, respectively. Loan origination commitments and undrawn lines of credit totaled $429.7 million at June 30, 2009. The Company anticipates that it will have sufficient funds available to meet current loan commitments based upon past experiences of funding such commitments. The Company had investments totaling $49.1 million in BOLI contracts at June 30, 2009. Such investments are illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.

Deposit flows are generally affected by the level of interest rates, the products and interest rates offered by local competitors, the appeal of non-deposit investments, and other factors. During the nine month period ended June 30, 2009 short-term interest rates were significantly reduced. The target federal funds rate at 0% to 0.25% has dropped 175 basis points since September 2008, and was an average of 0.53% for the nine months ending June 30, 2009 (2.95% for the prior fiscal year). The interest rate yield curve has a significantly steeper positive slope as the ten-year US Treasury yield at 3.54% was higher than the two-year note with a 1.11% yield.

Total deposits decreased by $116.2 million for the nine months ended June 30, 2009. Within the deposit categories, total transaction accounts decreased by $206.4 million, of which municipal transaction accounts decreased $243.7 million or 76.5%. Certificates of deposit decreased $20.2 million with municipal certificates decreasing $55.2 million. Savings accounts increased by $33.4 million. The trends seen in deposit categories as of June 30, 2009 are consistent with those that the Company historically experiences in the first nine months of the fiscal year. The overall decrease in deposits is due to a decline in municipal deposits of $208.5 million resulting from seasonal tax collections of $242.3 million at September 30, 2008. Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance limits.

The Company monitors its liquidity position on a daily basis. It generally remains fully invested and utilizes additional sources of funds through Federal Home Loan Bank of New York advances and repurchase agreements, of which $436.7 million was outstanding at June 30, 2009. At June 30, 2009, the Company had additional borrowing capacity of $267.8 million under all credit facilities with the Federal Home Loan Bank. As of June 30, 2009, the Bank had cash balances at the Federal Reserve of $62.4 million. The Bank also has an Unsecured Discretionary Federal Funds Line with a bank, in the amount of $50.0 million. The Bank may utilize brokered certificates of deposit as well, and as of June 30, 2009 there was $34.2 million outstanding. Management believes that the Company’s available sources of liquidity are adequate to meet its anticipated funding needs.

At June 30, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $240.4 million, or 9.0% of adjusted assets (which is above the minimum required level of $106.4 million, or 4.0%) and a total risk-based capital level of $264.1 million, or 14.0% of risk-weighted assets (which is above the required level of $151.2 million, or 8%). Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized. In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures. At June 30, 2009, the Bank exceeded all capital requirements for the well-capitalized classification. These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

As of June 30, 2009, the Company’s tangible capital as a percent of tangible assets increased to 9.55%, while its tangible book value improved to $6.41 from $5.78 at September 30, 2008. As a result of the dislocation in the credit markets, the Bank focused on increasing its liquidity, which has strengthened the balance sheet and resulted in a minor compression of 16 basis points on net interest margin in the current quarter. The Bank issued $51.5 million in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program. In addition to supporting the Company’s strong capital and liquidity positions, it enables the Bank to better serve its local communities through increased lending to creditworthy borrowers. As of June 30, 2009, the Bank maintained $62.4 million in cash at the Federal Reserve Bank compared to $6.7 million at September 30, 2008 for enhanced liquidity purposes. Further, the Bank had no outstanding overnight borrowings under its $200 million line of credit facility with the Federal Home Loan Bank. Although, the Bank applied and received approval from US Treasury, the Bank did not accept a capital infusion from the capital purchase program of the Troubled Asset Relief Program (“TARP”).

The Company declared a dividend of $0.06 per share payable on May 21, 2009 to stockholders of record on May 11, 2009.

The following table sets forth the Bank’s regulatory capital position at June 30, 2009 and September 30, 2008, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Tangible capital	$240,392	9.0%	$39,907	1.5%	$—	—
Tier 1 (core) capital	240,392	9.0	106,419	4.0	133,024	5.0%
Risk-based capital:
Tier 1	240,392	12.7	—	—	113,421	6.0
Total	264,076	14.0	151,228	8.0%	189,035	10.0

September 30, 2008:
Tangible capital	$226,053	8.0%	$42,357	1.5%	$—	—
Tier 1 (core) capital	226,053	8.0	112,952	4.0	141,191	5.0%
Risk-based capital:
Tier 1	226,053	11.6	—		116,709	6.0
Total	249,154	12.8	155,612	8.0	194,515	10.0

Recent Accounting Standards

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification TM (“Codification”) and the “Hierarchy of Generally Accepted Accounting Principles”(FAS No. 168). The Codification will become the source of authoritative U.S. generally accepted accounting principles. On the effective date of this statement (financial statements issued for interim and annual periods ending after September 15, 2009), the Codification will supersede all then-existing non-SEC accounting and reporting standards. The adoption of the Codification will not have any effect on the consolidated earnings or financial position of the Company.

In May 2009, the FASB issued SFAS No. 165 ,”Subsequent Events” (FAS No. 165), which is effective for interim or annual financial periods ending after June 15, 2009. This pronouncement requires Companies to evaluate post balance sheet events for potential disclosure in the financial statements, as well as other disclosure requirements surrounding this evaluation. As of June 30, 2009 the Company adopted the disclosure requirements of FAS No. 165.

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

FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate that a transaction is not orderly. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under market conditions. The adoption of FSP 157-4 did not have a material impact on the consolidated earnings or financial position of the Company.

FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 and 124-2 did not have a material impact on the consolidated earnings or financial position of the Company.

FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. As of June 30, 2009 the Company provided the required disclosures in its Form 10-Q.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement requires enhanced disclosures regarding an entity’s derivative and hedging activities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. Upon adoption of SFAS 161, the Company will include the required applicable disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated condensed financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current consolidated condensed financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement became effective October 1, 2008. The Company has elected not to adopt any fair value provisions under SFAS 159 for any of its financial assets or financial liabilities as of June 30, 2009.

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential loans and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments. In addition, the Company invests in long-term municipal bonds when market conditions are favorable due to the tax advantaged nature of such securities somewhat offsetting the longer duration of such assets. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities generally helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in NPV and NII. The table below sets forth, as of June 30, 2009, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve or Federal Home Loan Bank advance rates, as applicable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Basis Point Increase	Estimated	Estimated Increase (decrease) NPV		Estimated Net Interest	Estimated Increase (Decrease) in Net Interest Income
	NPV	Amount	Percent	Income	Amount	Percent
	dollars in thousands
300	$289,273	$(73,275)	-20.2%	$92,650	$7,079	8.3%
200	326,090	(36,458)	-10.1%	91,793	6,222	7.3%
100	353,997	(8,551)	-2.4%	90,383	4,812	5.6%
0	362,548	—	0.0%	85,571	—	0.0%

The table set forth above indicates that at June 30, 2009, in the event of an immediate 100 basis point increase in interest rates, we would be expected to experience a (-2.4%) decrease in NPV and a 5.6% increase in net interest income. Due to the current level of interest rates management is unable to model the impact of decreases in interest rates on NPV and net interest income.

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

The federal funds target rate fluctuated during the fiscal year 2009. The average rate during the first three quarters of fiscal 2009 was 0.53%. During this period, the Federal Open Market Committee (“FOMC”) decreased the target fed funds rate from 2.00% to a target range of 0% - 0.25%. During the same period, U.S. Treasury rates in the two year maturities have decreased 151 basis points from 2.62% to 1.11% and U.S. Treasury 10 year notes have decreased 31 basis points from 3.85% to 3.54%.

The positively sloped yield curve has caused a reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets tied to the prime rate and similar indices. Further, the gradual improvement in the credit markets has finally enabled financial institutions to lower deposit rates significantly in accordance with the FOMC’s rate reductions. To fight the financial crisis, the FOMC indicated a willingness to keep the fed funds rate low for an “extended” period. When the Fed is no longer willing to hold rates low there may be a rapid upward movement of interest rates. This could cause the shorter end of the yield curve to rise disproportionally more than the longer end thereby resulting in margin compression.

Item 4.	Controls and Procedures

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms.

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

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 as discussed under “Forward-Looking Statements” and except that the Company elected not to participate in the U.S. Treasury Department Capital Purchase Program. Accordingly, the risk factor discussed in the Annual Report on Form 10-K under the Caption “Participants in the US Treasury Department Capital Purchase Program (“CCP”) are subject to certain restrictions on Dividends, Repurchases of Common Stock and executive compensation” does not apply to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	1,152,600
May 1 - May 31	322,510	$8.02	280,450	872,150
June 1 - June 30	35,200	8.04	35,200	836,950

Total	357,710	$8.03	315,650

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options(42,060) by submitting previously acquired shares of common stock in satisfaction of the exercise price, as is permitted under the Company’s stock benefit plans.

[2]	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of up to 2,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	August 7, 2009	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2009	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)