Form 10-K
period 2009-09-30
PROVIDENT NEW YORK BANCORP
filed 2009-12-10
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days     YES     ☑     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)     YES  ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer – See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES     ☐ NO     ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2009 was $336,229,101.

As of December 4, 2009 there were outstanding 39,251,384 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2009.

PROVIDENT NEW YORK BANCORP

FORM 10-K TABLE OF CONTENTS

September 30, 2009

PART I

ITEM 1.  Business

Provident New York Bancorp

Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”).  At September 30, 2009, Provident Bancorp had, on a consolidated basis, assets of $3.0 billion, deposits of $2.1 billion and stockholders’ equity of $427.5 million. As of September 30, 2009, Provident Bancorp had 39,547,207 shares of common stock outstanding.

Provident Bank

Provident Bank, an independent, full-service community bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. With $3.0 billion in assets and 536 full-time equivalent employees, Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate 33 branches which serve the Hudson Valley region, including 32 branches located in Rockland, Orange, Sullivan, Ulster, Westchester and Putnam Counties in New York, and one branch in Bergen County, New Jersey which operates under the name Towncenter Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, community business (small business) and retail banking products and services.

We also offer deposit services to municipalities located in the State of New York through Provident Bank’s wholly-owned subsidiary, Provident Municipal Bank.

Provest Services Corporation I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. Through September 30, 2009, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding are subsidiaries in the form of real estate investment trust and hold both residential and commercial real estate loans.

Provident Bank’s website (www.providentbanking.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers.  Copies may also be obtained, without charge, by written request to Provident New York Bancorp Investor Relations, 400 Rella Boulevard, Montebello, New York 10901, Attention: Miranda Grimm.  Provident Bank’s website is not part of this Annual Report on Form 10-K.

Non-Bank Subsidiaries

In addition to Provident Bank, the Company owns Hardenburgh Abstract Company of Orange County, Inc. (“Hardenburgh’) that was acquired in connection with the acquisition of Warwick Community Bancorp (“WSB”) and Hudson Valley Investment Advisors, LLC, an investment advisory firm that generates investment management fees.  Hardenburgh had gross revenue from title insurance policies and abstracts of $1.0 million and net income of $156,000 in 2009, and Hudson Valley Investment Advisors, LLC generated $2.0 million in fee income in 2009 and net income of $317,000.

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

Market Area

Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to money center and large regional banks in our market area. At September 30, 2009, our 33 full-service banking offices consisted of 12 offices in Rockland County, New York, 14 offices in Orange County, New York, and 6 offices in contiguous Ulster, Putnam, Westchester and Sullivan Counties, New York.  There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York.  Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located.

Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. Rockland and Orange Counties represent a suburban area with a broad employment base. These counties also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. According to data published by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2009, Provident Bank holds the #2 share of deposits in Rockland County and #3 share of deposits in Orange County, and overall has the combined #3 share of deposits in Rockland and Orange Counties, New York.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation and quality loan growth which provides a favorable platform for long-term sustainable growth. Highlights of management’s business strategy are as follows:

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

Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have been engaged in Sunday banking since 1995. In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards. In 2006, we launched our Service Excellence Program designed to maintain the highest level of service to our customer base.

Growing and maintaining a Diversified Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we maintain commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio while continuing to provide our residential mortgage and consumer lending services. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields.

Expanding our Banking Franchise. Management intends to continue the expansion of the banking franchise and to increase the number of customers served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which drives our overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in banking locations and technology to support exceptional service levels for Provident Bank’s customers.  Recent expansion efforts have been focused on Westchester County.

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

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate.  The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $15.0 million.  At September 30, 2009, loans secured by commercial real estate totaled $554.5 million, or 32.6% of our total loan portfolio and consisted of 1,038 loans outstanding, although there are a large number of loans with balances substantially greater than the average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities up to ten years.  Amortization on these loans is typically based on 20-year payout schedules.  Margins generally range from 200 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

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

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The term of these loans generally range from less than one year to seven years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index.  At September 30, 2009, we had 2,337 commercial business loans outstanding with an aggregate balance of $242.6 million, or 14.2% of the total loan portfolio.  As of September 30, 2009, the average commercial business loan balance was approximately $247,000 although there are a large number of loans with balances substantially greater than this average.

Commercial credit decisions are based upon a credit assessment of the loan applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  An evaluation is made of the applicant to determine character and capacity to manage.  Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations.  In addition to an evaluation of the loan applicant’s financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.  Checking with other banks and trade investigations may also be conducted.  Collateral supporting a secured transaction also is analyzed to determine its marketability.  For small business loans and lines of credit, generally those not exceeding $400,000, we use a credit scoring system that enables us to process the loan requests more quickly and efficiently.  Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

One- to Four-Family Real Estate Lending.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million.  This portfolio totaled $460.7 million, or 27.0% of our total loan portfolio at September 30, 2009.

We offer both fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments.  One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-“.  Loans that conform to such guidelines are referred to as “conforming loans.”  We generally originate both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes or higher in certain areas up to $2.5 million. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.  We sold substantially all conforming fixed rate 1-4 family residential loans originated in fiscal 2009, totaling $48.7 million.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans, which are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans.  During the past year, the market for jumbo loans has been erratic with many of the normal outlets unable to purchase this type of loan; consequently, no loans were sold during fiscal 2009.

We also originate loans other than jumbo loans that are not saleable to Fannie Mae or Freddie Mac, but which we deem to be acceptable risks. The amount of such loans originated for fiscal 2009 was $8.1 million, all of which were retained in our loan portfolio.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. As of September 30, 2009, bi-weekly loans totaled $146.0 million, or 31.7% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2009, loans serviced for others, excluding loan participations, totaled $106.0 million.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2009, our ARM portfolio included $4.5 million in loans that re-price every six months, $29.9 million in loans that re-price once a year, $6.3 million in loans that re-price periodically after an initial fixed-rate period of one year or more and $104,000 that re-price based upon other miscellaneous re-pricing terms.  Our adjustable rate loans do not have interest-only or negative amortization features.  We do not nor have we in the past originated “subprime” loans, loans to borrowers with subprime credit scores combined with either high loan to value or high debt to income ratios.

We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. Nearly all residential first mortgage loans are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

Acquisition, Development and Construction Loans. We originate land acquisition, development and construction (“ADC”) loans to builders in our market area. These loans totaled $193.8 million, or 11.4% of our total loan portfolio at September 30, 2009. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers we deem to be our lowest risk, higher loan-to-value ratios may be allowed. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus limited approval of soft costs. In general, we do not originate loans with interest reserves.  A portion of our ADC loans acquired through the purchase of participations do carry interest reserves. The total loans with interest reserves at September 30, 2009 were $77.4 million.  Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to area builders, often in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property.

Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.  In recent years as a result of the economic downturn, most projects have performed behind schedule, requiring the borrowers to carry these projects for a longer time frame than was originally contemplated when we approved the credit facilities.  As a result many of the borrowers have been utilizing other sources to maintain debt service or have been unable to maintain debt service requirements.  With current market conditions, the Bank is currently not considering unapproved land loans, and new acquisition, development and construction loans are being underwritten based on the current market.

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2009, consumer loans totaled $251.5 million, or 14.8% of the total loan portfolio.

At September 30, 2009, the largest group of consumer loans consisted of $235.1 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2009, homeowner loans totaled $54.9 million or 3.2% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $180.2 million, or 10.6% of our total loan portfolio at September 30, 2009, with $151.0 million remaining undisbursed.

Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2009, these loans totaled $16.4 million, or 1% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee.  Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which include most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.  We also offer overdraft lines of credit on an unsecured basis, outstanding balances on these loans totaled $5.1 million with additional undrawn lines totaling $15.4 million.

Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.  We generally lend at an 80% loan to value ratio for home equity loans, but will go to 90% loan to value with a strong loan profile and higher pricing.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles. In addition, the repayment of consumer loans depends on the borrowers’ continued financial stability, as repayment historically has been more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential mortgage loans	$460,729	27.0%	$513,381	29.6%	$500,825	30.6%	$462,996	31.4%	$456,794	33.5%

Commercial real estate loans	554,550	32.6	554,811	32.0	535,003	32.8	529,607	35.9	497,936	36.6
Commercial business loans	242,628	14.2	243,642	14.1	207,156	12.6	160,823	10.9	148,825	10.9
Acquisition, development, construction	193,828	11.4	170,979	9.9	153,074	9.3	96,656	6.6	66,710	4.9
Total commercial loans	991,006	58.2	969,432	56.0	895,233	54.7	787,086	53.4	713,471	52.4

Home equity lines of credit	180,205	10.6	166,491	9.6	162,669	9.9	149,862	10.2	134,997	9.9
Homeowner loans	54,941	3.2	58,569	3.4	59,705	3.6	55,968	3.8	40,221	3.0
Other consumer loans	16,376	1.0	23,680	1.4	19,626	1.2	17,646	1.2	16,590	1.2
Total consumer loans	251,522	14.8	248,740	14.4	242,000	14.7	223,476	15.2	191,808	14.1

Total loans	1,703,257	100.0%	1,731,553	100.0%	1,638,058	100.0%	1,473,558	100.0%	1,362,073	100.0%

Allowance for loan losses	(30,050)		(23,101)		(20,389)		(20,373)		(21,047)

Total loans, net	$1,673,207		$1,708,452		$1,617,669		$1,453,185		$1,341,026

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage		Commercial Real Estate		Commercial Business		Construction (1)		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years
Ending September 30,
2010	$5,706	6.84%	$44,899	5.27%	$94,734	3.96%	$130,165	4.05%	$4,357	4.44%	$279,861	4.27%
2011 to 2014	11,060	5.57	174,239	5.90	60,897	6.32	57,383	3.92	35,260	6.14	338,839	5.65
2014 and beyond	443,963	5.81	335,412	6.65	86,997	4.78	6,280	3.02	211,905	3.77	1,084,557	5.85

Total	$460,729	5.82%	$554,550	6.30%	$242,628	4.84%	$193,828	3.98%	$251,522	4.11%	$1,703,257	5.55%

(1)	Includes land acquisition and development loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2009 that are contractually due after September 30, 2010.

	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage loans	$414,158	$40,865	$455,023

Commercial real estate loans	234,815	274,836	509,651
Commercial business loans	59,633	88,261	147,894
Construction loans	666	62,997	63,663
Total commercial loans	295,114	426,094	721,208

Consumer loans	74,921	172,244	247,165

Total loans	$784,193	$639,203	$1,423,396

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

Our loan origination and sales activity may be adversely affected by a rising interest rate environment or period of falling house prices that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand, as well as being impacted by the level of unemployment and housing sale activity. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank.  Consistent with its long-standing credit policies, Provident Bank does not originate or hold subprime mortgage loans.  We also hold no subprime loans through our investment portfolio.

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

The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan-to-one borrower limit described below require approval by the Board of Directors. The Management Loan Committee may approve loans up to an aggregate of $2 million to any one borrower and group of related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $1 million. The maximum individual authority to approve an unsecured loan is $50,000, however, for credit-scored small business loans; the maximum individual authority is $100,000.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level yield method.  Deferred loan origination costs (net of deferred fees) were $1.7 million at September 30, 2009.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale.  The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid.  Originated mortgage servicing rights with an amortized cost of $840,315 are included in other assets at September 30, 2009.  See also Notes 2 and 5 of the “Notes to Consolidated Financial Statements”.

Loans to One Borrower. At September 30, 2009, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $22.9 million, $22.8 million, $19.7 million, $19.6 million and $18.2 million.  See “Regulation - Regulation of Provident Bank - Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. At September 30, 2009, we had non-accrual loans of $21.9 million and $4.6 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2008 we had non-accrual loans of $13.6 and $3.3 million of loans 90 days past due and still accruing interest.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold.

When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of book value or fair value less cost to sell. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2009 we had three REO properties with a recorded balance of $1.7 million.  In addition, $674,000 in loan balances was considered troubled debt restructures.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
One- to four- family	2	$390	31	$7,319	33	$7,709
Commercial real estate	2	398	24	6,803	26	7,201
ADC	1	366	21	11,308	22	11,674
Commercial business	18	999	8	457	26	1,456
Consumer	22	494	13	582	35	1,076
Total	45	$2,647	97	$26,469	142	$29,116
At September 30, 2008
One- to four- family	19	$4,106	19	$4,218	38	$8,324
Commercial real estate	8	1,666	12	3,832	20	5,498
ADC	-	-	9	5,596	9	5,596
Commercial business	29	1,318	35	2,811	64	4,129
Consumer	43	435	41	421	84	856
Total	99	$7,525	116	$16,878	215	$24,403
At September 30, 2007
One- to four- family	28	$4,829	15	$1,899	43	$6,728
Commercial real estate	31	3,387	8	2,586	39	5,973
ADC	-	-	2	689	2	689
Commercial business	9	357	19	1,683	28	2,040
Consumer	49	835	30	401	79	1,236
Total	117	$9,408	74	$7,258	191	$16,666
At September 30, 2006
One- to four- family	43	$4,502	10	$1,102	53	$5,604
Commercial real estate	15	1,098	6	2,980	21	4,078
Commercial business	-	-	12	489	12	489
Consumer	54	521	42	453	96	974
Total	112	$6,121	70	$5,024	182	$11,145
At September 30, 2005
One- to four- family	49	$6,126	6	$1,070	55	$7,196
Commercial real estate	25	1,372	3	92	28	1,464
Commercial business	11	264	3	120	14	384
Consumer	87	679	22	359	109	1,038
Total	172	$8,441	34	$1,641	206	$10,082

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005(1)
	(Dollars in thousands)

	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual	Non-Accrual
Non-performing loans:
One- to four- family	$2,894	$4,425	$2,487	$1,731	$1,899	$-	$629	$472	$65
Commercial real estate	977	5,826	732	3,100	1,487	1,099	613	2,367	-
Commercial	478	10,830	-	2,811	46	1,637	30	459	120
Acquisition, land and development	-	457	-	5,596	45	644	-	-	-
Consumer	211	371	70	351	272	129	310	144	27
Total non-performing loans	$4,560	$21,909	$3,289	$13,589	$3,749	$3,509	$1,582	$3,442	$212

Real estate owned:		1,712		84		139		87	92
Troubled Debt Restructures		674		-		-		-	-
Total non-performing assets		$28,855		$16,962		$7,397		$5,111	$304

Ratios:
Non-performing loans to total loans		1.55%		0.97%		0.44%		0.34%	0.12%
Non-performing assets to total assets		0.95%		0.57%		0.26%		0.18%	0.07%

(1)	The Company had no 90 days past due and accruing loans at September 30, 2005.

For the year ended September 30, 2009, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $1.4 million. Interest income actually recognized on such loans totaled $724,000.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are either charged off or the subject of a specific reserve. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, designated as “special mention”.  As of September 30, 2009, we had $47.8 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2009, classified assets consisted of substandard assets of $89.9 million and no loans were classified as doubtful.

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

Of the major parts of our loan portfolio, we consider, land acquisition, development and construction loans, commercial real estate loans, and commercial business loans to be the higher risk categories.    We consider one-to-four family mortgage loans to be a lower risk category.  Although, we offer unsecured consumer loans and overdraft protection lines of credit, which are higher risk in nature, they constitute a modest percentage of our loan portfolio.

 Land acquisition, development and construction lending is considered higher risk and exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.  All of these factors are considered as part of the underwriting, structuring and pricing of the loan.

Commercial real estate loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes.  In addition, the foreclosure process, if necessary may be slow and properties may deteriorate in the process.  The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Commercial business lending is also higher risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties.  In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before foreclosing which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is subject to downward pressure.

When we evaluate residential mortgage loans and equity loans we weigh both the credit capacity of the borrower and the collateral value of the home.  As unemployment and underemployment increases, and liquidity reserves if any, diminish, the credit capacity of the borrower decreases, which increases our risk.  Also, after a period of years of stable or increasing home values in our market, home prices have declined from a high in 2005 and 2006.  We are exposed to risk in both our first mortgage and equity lending programs due to declines in values in recent years.  We are also exposed to risk because the time to foreclose is significant and has become longer under current conditions.

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

Allowance for Loan Losses by Year.  The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$23,101	$20,389	$20,373	$21,047	$16,648

Transfer to reserve for contingent loan commitments	-	-	-	(395)	(256)
Charge-offs:
One- to four- family	(461)	(97)	-	-	(23)
Commercial real estate	(902)	(627)	-	-	-
ADC	(1,515)	-	-	-	-
Commercial business	(7,271)	(3,596)	(2,164)	(1,509)	(750)
Consumer	(1,140)	(609)	(329)	(327)	(380)
Total charge-offs	(11,289)	(4,929)	(2,493)	(1,836)	(1,153)

Recoveries:
One- to four- family	2	-	-	-	-
ADC	200	-	-	-	-
Commercial business	249	291	581	236	69
Consumer	187	150	128	121	109
Total recoveries	638	441	709	357	178

Net charge-offs	(10,651)	(4,488)	(1,784)	(1,479)	(975)
Allowance recorded in acquisitions		-	-	-	4,880
Provision for loan losses	17,600	7,200	1,800	1,200	750
Balance at end of year	$30,050	$23,101	$20,389	$20,373	$21,047

Ratios:
Net charge-offs to average loans outstanding	0.62%	0.28%	0.12%	0.11%	0.08%
Allowance for loan losses to non-performing loans	114%	137%	281%	406%	1283%
Allowance for loan losses to total loans	1.76%	1.33%	1.24%	1.38%	1.55%

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

	September 30,
	2009			2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four- family	$3,106	$460,729	27.0%	$1,494	$513,381	29.6%	$668	$500,825	30.6%
Commercial real estate	7,695	554,550	32.6	5,793	554,811	32.0	8,157	535,003	32.7
Commercial business	8,928	242,628	14.2	7,051	243,642	14.1	5,223	207,156	12.6
ADC	7,680	193,828	11.4	6,841	170,979	9.9	4,743	153,074	9.3
Consumer	2,641	251,522	14.8	1,922	248,740	14.4	1,598	242,000	14.8

Total	$30,050	$1,703,257	100.0%	$23,101	$1,731,553	100.0%	$20,389	$1,638,058	100.0%

	September 30,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four- family	$765	$462,996	31.4%	$503	$456,794	33.5%
Commercial real estate	9,382	529,607	35.9	10,662	497,936	36.6
Commercial business	5,461	160,823	10.9	5,851	148,825	10.9
ADC	2,862	96,656	6.6	2,343	66,710	4.9
Consumer	1,903	223,476	15.2	1,688	191,808	14.1

Total	$20,373	$1,473,558	100.0%	$21,047	$1,362,073	100.0%

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

FASB ASC Topic #320, Investments, Debt and Equity securities requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Government and Agency Securities. At September 30, 2009, we held government and agency securities available for sale with a fair value of $207.8 million, consisting primarily of agency obligations with maturities less than five years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings.

Corporate and Municipal Bonds. At September 30, 2009, we held $25.8 million in corporate debt securities. Corporate bonds have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment of no more than $5.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase, and favors issues that are insured, however we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2009, we held $204.8 million in bonds issued by states and political subdivisions, $31.4 million of which were classified as held to maturity at amortized cost and are unrated and $167.6 million of which were classified as available for sale at fair value.  At September 30, 2009 we held $5.4 million in obligations that were rated less than “A”, but still investment grade.

Equity Securities. At September 30, 2009, our equity securities available for sale had a fair value of $885,000.  We also held $23.2 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2009 amounted to $1.2 million.  We held no preferred shares of Freddie Mac or Fannie Mae for the year ended September 30, 2009.  We also held no “auction rate securities” or “pooled trust preferred securities” during the year ended September 30, 2009.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac and Fannie Mae; (iii) increase liquidity, and (iv) maintain our status as a thrift for charter and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, Fannie Mae and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government, such as Ginnie Mae. At September 30, 2009, our mortgage-backed securities portfolio totaled $437 million, consisting of $430.5 million available for sale at fair value and $6.5 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $66.9 million, consisting of $66 million available for sale at fair value and $860 thousand held to maturity at amortized cost.  Within this total, $11.2 million at amortized cost and $10.4 fair value were issued by private issuers. The remaining mortgage-backed securities of $370.1 million were pass-through securities, consisting of $364.5 million available for sale at fair value and $5.6 million held to maturity at amortized cost.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.  As a result of our reviews, we anticipated an acceleration of prepayments.  Management sold $453.2 million in mortgage backed securities and realized $16.7 million in gains on the sales.  Such proceeds were reinvested in securities with yields which were lower than the recorded yields of the securities sold and a more diversified risk profile.

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

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment Securities:
U.S. Government securities	$20,893	$21,076	$-	$-	$-	$-
Federal agency obligations	186,301	186,700	30,022	30,041	84,005	83,857
Corporate Bonds	25,245	25,823
State and municipal securities	158,007	167,584	159,334	149,601	140,026	139,338
Equity securities	1,145	885	1,146	1,030	105	111

Total investment securities available for sale	391,591	402,068	190,502	180,672	224,136	223,306

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	238,723	243,063	385,138	384,672	383,308	378,384
Freddie Mac	92,885	94,506	189,113	189,989	152,972	152,253
Ginnie Mae	26,586	26,929	2,300	2,300	2,877	2,838
CMOs and REMICs	66,784	66,017	34,521	34,055	38,249	38,216

Total mortgage-backed securities available for sale	424,978	430,515	611,072	611,016	577,406	571,691

Total securities available for sale	$816,569	$832,583	$801,574	$791,688	$801,542	$794,997

At September 30, 2009, our available for sale federal agency securities portfolio, at fair value, totaled $207.8 million, or 6.9% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of one year or less, and $167.2 million had maturities of between five and ten years and a weighted average yield of 2.2%. The agency securities portfolio currently includes primarily callable debentures.

State and municipal securities portfolio, available for sale, based on amortized cost, had $3.7 million in securities with a final maturity of one year or less and a weighted average yield of 3.3%; $17.2 million maturing in one to five years with a weighted average yield of 3.6%; $60.5 million maturing in five to ten years with a weighted average yield of 3.9% and $76.7 million maturing in greater than ten years with a weighted average yield of 4.1%. Equity securities available for sale at September 30, 2009 had a fair value of $885,000.

At September 30, 2009, $364.5 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 12.1% of total assets and $66 million of CMO securities, at fair value. The total amortized cost of these pass- through securities was $358.2 million and consisted of $238.7 million, $92.9 million and $26.6 million of Fannie Mae, Freddie Mac and Ginnie Mae MBS, respectively, with respective weighted averages yields of 7.9%, 3.2% and 0.9%.  At the same date, the fair value of our available for sale CMO portfolio totaled $66 million, or 2.2% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and $10.4 million sold by private party issuers. The amortized costs of these CMOs result in a weighted average yield of 2.8%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2009 had contractual maturities of over ten years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2009		2008		2007

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment Securities:
State and municipal securities	$37,162	$38,055	$32,604	$32,391	$23,078	$23,187
Other	1,000	1,034	58	60	57	60
Total investment securities held to maturity	38,162	39,089	32,662	32,451	23,135	23,247

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	2,713	2,823	4,929	4,987	6,540	6,527
Freddie Mac	2,834	2,916	4,297	4,335	6,398	6,402
Ginnie Mae	45	44	87	89	148	152
CMOs and REMICs	860	866	1,038	1,037	1,225	1,256

Total mortgage-backed securities held to maturity	6,452	6,649	10,351	10,448	14,311	14,337

Total securities held to maturity	$44,614	$45,738	$43,013	$42,899	$37,446	$37,584
At September 30, 2009, our held to maturity mortgage-backed securities portfolio totaled $6.5 million at amortized cost, consisting of: none with contractual maturities of one year or less and $1.3 million with a weighted average yield of 5.2% and contractual maturities within five years and $0.6 million with a weighted average yield of 6.1% and contractual maturities of five to ten years and $4.5 million with a weighted average yield of 3.5% with contractual maturities of greater than ten years; CMOs of $0.9 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

State and municipal securities totaled $37.2 million at amortized cost (primarily unrated obligations) and consisted of $21.1 million, with a final maturity of one year or less and a weighted average yield of 3.0%; $8.7 million, maturing in one to five years, with a weighted average yield of 4.0%; $1.7 million maturing in five to ten years, with a weighted average yield of 4.5% and $5.6 million, maturing in greater than ten years, with a weighted average yield of 4.3%.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2009. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
Fannie Mae	$1,652	3.72%	$10,487	3.36%	$75,997	3.57%	$150,587	4.42%	$238,723	$243,063	4.10%
Freddie Mac	899	3.83	4,864	3.97	21,402	3.61	65,720	4.36	92,885	94,506	4.16
Ginnie Mae	1	5.93	-	-	18	4.35	26,567	4.40	26,586	26,929	4.40
CMOs and REMICs	-	-	-	-	11,163	3.36	55,621	2.63	66,784	66,017	2.75
Total	2,552	3.76	15,351	3.55	108,580	3.56	298,495	4.07	424,978	430,515	3.87
Investment Securities
U.S. Government and agency securities	-	-	-	-	167,154	2.20	40,040	1.69	207,194	207,776	2.10
Corporate	-	-	25,245	3.76	-	-	-	-	25,245	25,823	3.76
Equity securities	1,145	-	-	-	-	-	-	-	1,145	885	-
State and municipal	3,678	3.30	17,174	3.58	60,499	3.95	76,656	4.11	158,007	167,584	3.97
Total	4,823	0.43	42,419	3.69	227,653	2.66	116,696	3.28	391,591	402,068	2.79
Total debt securities available for sale	$7,375	0.71%	$57,770	3.65%	$336,233	2.95%	$415,191	3.85%	$816,569	$832,583	3.34%

Held to Maturity:

Mortgage-Backed Securities
Fannie Mae	$-	-%	$1,003	5.42%	$-	-%	$1,710	4.38%	$2,713	$2,823	4.76%
Freddie Mac	-	-	247	4.00	635	6.10	1,952	3.73	2,834	2,916	4.29
Ginnie Mae	-	-	44	7.86	-	-	-	-	44	44	7.86
CMOs and REMICs	-	-	-	-	-	-	861	1.43	861	867	1.43
Total	-	-	1,294	5.23	635	6.10	4,523	3.54	6,452	6,650	4.13

Investment Securities
State and municipal securities	21,089	3.04	8,748	4.01	1,743	4.52	5,582	4.34	37,162	38,055	4.34
Other	-	-	1,000	3.16	-	-	-	-	1,000	1,034	3.16
Total	21,089	3.04	9,748	3.92	1,743	4.52	5,582	4.34	38,162	39,089	4.31
Total debt securities held to maturity	$21,089	3.04%	$11,042	4.07%	$2,378	4.95%	$10,105	3.98%	$44,614	$45,739	4.18%

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

At September 30, 2009, our deposits totaled $2.1 billion. Interest-bearing deposits totaled $1.6 billion, and non-interest-bearing demand deposits totaled $492 million. NOW, savings and money market deposits totaled $1.1 billion at September 30, 2009. Also at that date, we had a total of $495.0 million in certificates of deposit, of which $439.6 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. Our limited purpose commercial bank subsidiary, Provident Municipal Bank, accepts municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term.  The Company had $20.6 million (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $10.6 million) and $16.6 million of brokered deposits as of September 30, 2009 and 2008, respectively.

Distribution of Deposit Accounts by Type.  The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits:
Retail	$169,122	8.1%	$162,161	8.1%	$162,518	9.5%
Commercial & municipal	323,112	15.5	325,729	16.4	201,213	11.7
Total demand deposits	492,234	23.6	487,890	24.5	363,731	21.2
Business & municipal NOW deposits	225,046	10.8	217,462	10.9	51,679	3.0
Personal NOW deposits	127,595	6.1	115,442	5.8	110,858	6.5
Savings deposits	357,814	17.2	335,986	16.9	346,430	20.2
Money market deposits	384,632	18.5	306,504	15.4	277,793	16.2
Subtotal	1,587,321	76.2	1,463,284	73.5	1,150,491	67.1

Certificates of deposit	494,961	23.8	525,913	26.5	563,193	32.9

Total deposits	$2,082,282	100.0%	$1,989,197	100.0%	$1,713,684	100.0%

As of September 30, 2009 and September 30, 2008 the Company had $470.2 million and $460.8 million, respectively, in municipal deposits.  Of these amounts, $201,000 and $242,300 were deposits related to school district tax deposits due on September 30, 2009 and 2008, respectively, which we generally retain only for a short period.  The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2009			2008			2007
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
	(Dollars in thousands)
Non interest bearing deposits	$380,571	-	-	$351,995	-	-	$347,956	-	-
NOW deposits	232,164	$670	0.29%	189,524	$1,015	0.54%	153,869	$622	0.40%
Savings deposits(1)	366,355	758	0.21%	356,854	1,243	0.35%	377,079	1,930	0.51%
Money market deposits	374,507	2,707	0.72%	285,119	5,299	1.86%	252,925	6,671	2.64%
Certificates of deposit	577,723	14,240	2.46%	556,973	20,787	3.73%	600,422	27,216	4.53%
Total interest bearing deposits	1,550,749	$18,375	1.18%	1,388,470	$28,344	2.04%	1,384,295	$36,439	2.63%
Total deposits	$1,931,320			$1,740,465			$1,732,251

(1) Includes club accounts and mortgage escrow balances.

Certificates of Deposit by Interest Rate Range.  The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2009
	Period to Maturity
	Less than One	One to Two	Two to Three	More than Three		Percent of	Total at September 30,
	Year	Years	Years	Years	Total	Total	2008	2007
	(Dollars in thousands)
Interest Rate Range:

2.00% and below	$315,349	$6,479	$346	$500	$322,674	65.2%	$5,869	$-
2.01% to 3.00%	58,855	4,177	4,764	4,687	72,483	14.6%	422,672	3,929
3.01% to 4.00%	60,797	5,822	2,282	8,819	77,720	15.7%	28,556	27,124
4.01% to 5.00%	4,641	2,450	3,383	10,965	21,439	4.3%	66,726	426,792
5.01% to 6.00%	-	154	177	314	645	0.1%	2,080	105,348
6.01% and above	-	-	-	-	-	0.0%	10	-

Total	$439,642	$19,082	$10,952	$25,285	$494,961	100%	$525,913	$563,193

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2009.

	Maturity
	3 months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$121,273	$104,361	$67,419	$41,190	$334,243
Certificates of deposit of $100,000 or more (¹)	91,590	33,433	21,567	14,128	160,718
	$212,863	$137,794	$88,986	$55,318	$494,961
____________________
(¹)
The weighted interest rates for these accounts, by maturity period, are 1.61% for 3 months or less; 2.03% for 3 to 6 months; 0.12% for 6 to 12 months; and 3.35% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.59%

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances, repurchase agreements and overnight borrowings. At September 30, 2009, we had access to additional Federal Home Loan Bank advances of up to an additional $200 million on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$62,677	$153,893	$376,753
Average balance during year	91,985	257,942	418,363
Maximum outstanding at any month end	293,608	372,021	556,457
Weighted average interest rate at end of year	4.09%	2.16%	5.13%
Average interest rate during year	3.38%	3.50%	5.35%

Competition

We face significant competition in both originating loans and attracting deposits. The New York metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits.  Given the turmoil that has existed in the financial markets and related credit dislocations, many banks have been aggressively seeking deposits by utilizing interest rates which lack correlation to the current federal funds market.  Although we have not done so in the past, net interest income could be adversely affected should competitive pressures cause us to increase our interest rates paid on deposits in order to maintain our market share.

Employees

As of September 30, 2009, we had 494 full-time employees and 84 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Dividends

Provident Bancorp is a legal entity separate and distinct from its savings association and other subsidiaries, and its principal sources of funds are cash dividends paid by these subsidiaries.  OTS regulations limit the amount of capital distributions, including cash dividends, stock repurchases, and other transactions charged to the institution’s capital account, that can be made by Provident Bank.  Furthermore, because Provident Bank is a subsidiary of a holding company, it must file a notice with the OTS at least 30 days before Provident Bank’s Board of Directors declares a dividend or approves a capital distribution.  This notice may be denied if the OTS finds that:

•	the savings association would be undercapitalized or worse following the distribution;
•	the proposed capital distribution raises safety and soundness concerns;
•	or the capital distribution would violate a prohibition contained in any statute, regulation, agreement with the OTS, or OTS-imposed condition.

Provident Bank must file an application (rather than a notice) with the OTS if, among other things, the total amount of all capital distributions, including the proposed distribution, for the calendar year exceeds the institution’s net income for that year, plus retained net income for the preceding two years.

As of October 1, 2009, the maximum amount of dividends that could be declared by Provident Bank for fiscal 2010, without regulatory approval, is net income for calendar year 2010, plus $14.8 million.  Provident Bank paid $9.4 million in dividends to the Company during October 2009, reducing the $14.8 million to $5.4 million.

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

If an institution fails to meet these capital requirements, progressively more severe restrictions are placed on the institution’s operations, management and capital distributions, depending on the capital category in which an institution is placed.  Any institution that is “adequately capitalized” is, absent a waiver from the FDIC, prohibited from accepting or renewing brokered deposits.  Any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital and may not accept or renew brokered deposits.  In addition, numerous mandatory supervisory actions become immediately applicable to the insured depository institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The federal banking agencies also may take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors.  The agencies also may appoint a receiver or conservator for a savings association that is “critically undercapitalized”.

At September 30, 2009, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Deposit Insurance

The FDIC insures deposit accounts in Provident Bank and Provident Municipal Bank generally up to a maximum of $100,000 per separately-insured depositor, and up to a maximum of $250,000 per separately-insured depositor for certain retirement accounts.  As FDIC-insured depository institutions, Provident Bank and Provident Municipal Bank are required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund.  Currently, the annual FDIC assessment rate ranges from $0.05 to $0.43 per $100 of insured deposits, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors.  The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

The $100,000 limit on insured deposits has been increased temporarily to $250,000, matching the limit on qualified retirement accounts, through December 31, 2013.  In addition, under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest–bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010.  While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits by the FDIC.

In February 2009, the FDIC substantially increased the quarterly initial base assessment rates as of the second quarter of 2009. In May 2009, the FDIC imposed a 5 basis point special assessment on each institution’s assets (excluding Tier 1 capital) as reported on the institution’s report of condition as of June 30, 2009, up to a maximum special assessment amount of one tenth of one percent of the institution’s assessment base for the second quarter 2009 risk-based assessment. On September 29, 2009, the FDIC issued a notice of proposed rulemaking that would require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter of 2009.  Such action was approved on November 12, 2009.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO).  FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation.

For the quarter ended September 30, 2009, the annualized FICO assessment was equal to $0.0104 for each $100 of insured domestic deposits maintained at an institution.  We were allocated $27,000 in DIF assessment credits as of January 1, 2009.  There were no remaining DIF assessment credits at September 30, 2009.

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

Qualified Thrift Lender Test. As a federal savings association, Provident Bank must meet the qualified thrift lender (“QTL”) test. Under the QTL test, Provident Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.  “Qualified thrift investments” are primarily mortgage loans and securities, and other investments related to housing, home equity loans, credit card loans, education loans and other consumer loans up to a certain percentage of assets.  Provident Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  If Provident Bank were to fail the QTL test, it would be required to either convert to a bank charter or operate under specified restrictions.

At September 30, 2009, Provident Bank maintained approximately 81.6% of its portfolio assets in qualified thrift investments, and satisfied the QTL test.

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2009, Provident Bank was in compliance with the loans-to-one-borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The OTS is required to assess the savings association’s record of compliance with the CRA, and to assign one of four possible ratings to an institution’s CRA performance, including “outstanding,” “satisfactory,” “needs to improve,” and “substantial noncompliance.”  The Equal Credit Opportunity Act and the Fair Housing Act also prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Provident Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1 % of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2009, Provident Bank was in compliance with this requirement.

Other Regulations.  Provident Bank is subject to federal consumer protection statutes and regulations promulgated under these laws, including, but not limited to, the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinanced loans; Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

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

Recent Regulatory Initiatives

Capital Purchase Program.  Under the Capital Purchase Program (“CPP”) announced by the U.S. Department of the Treasury on October 14, 2008, as part of the Troubled Asset Relief Program (“TARP”), Treasury committed to invest up to $250 billion in eligible institutions in the form of non-voting senior preferred stock.  Although Treasury agreed to purchase up to $58.4 million of Provident Bancorp non-voting preferred stock, the Company decided not to participate in the program.

TLGP.  Provident Bancorp and Provident Bank participate in the TLGP.  As a result, Provident Bank’s non-interest-bearing transaction deposits accounts (such as business checking accounts) and interest bearing transaction accounts paying 50 basis points or less, and IOLA accounts will be fully insured through June 30, 2010, as described above under the heading “Deposit Insurance.”  In addition the FDIC has guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities between October 14, 2008 and October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012.  Provident Bank issued $51.5 million senior unsecured debt in a pooled security in February 2009.  This debt matures in February 2012.  Provident prepaid $1.00 of insurance premiums for each $100 (on a per annum basis) of debt that was guaranteed. Additionally, the FDIC has established an emergency debt guarantee facility through April 30, 2010, through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would expire the earlier of the maturity date or December 31, 2012, and the guarantee would be subject to an annualized assessment rate equal to a minimum of 300 basis points.

ITEM 1A.   Risk Factors

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Instability and volatility in the credit markets has led to the adoption of legislation and regulatory actions which have the potential to significantly affect financial institutions and holding companies, including us.

In response to this financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these and other laws and government actions:

•
the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•
the FDIC has temporarily increased the limits on federal deposit insurance with the exception of depository institutions who have voluntarily opted out of the program and has also provided availability of temporary liquidity guarantee, or “TLG”, of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

TARP and the TLG are winding down, and the effects of this wind-down cannot be predicted.

In addition, the federal government is considering various proposals for a comprehensive reform of the financial services industry and markets and coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations.  However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Difficult Market Conditions Have Adversely Affected Our Industry.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.  In particular, we may face the following risks in connection with these events:

•
We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

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
•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. In May 2009, the FDIC approved an increase in deposit insurance premiums, including a one-time special assessment on deposits as of June 30, 2009 and a provision allowing the FDIC to impose additional special assessments on the expanded assessment base for the third and fourth quarters of calendar year 2009. These actions will significantly increase our noninterest expense in our fiscal year 2010 and in future years as long as the increased premiums remain in place.

A further deterioration in economic conditions or a prolonged delay in economic recovery areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase further;
•	Problem assets and foreclosures may increase further;
•	Demand for our products and services may decline;
•
Collateral for loans made by us, especially real estate, may decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities may decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral.

The Congressional and State response to the current economic and credit crisis could have an adverse effect on our business.

Federal and state legislators and regulators are expected to pursue increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in regulations applicable to the operation of depository institutions, such as regulations limiting certain fees applicable to deposit accounts or credit cards, could limit important sources of revenue for Provident Bank. Additionally, changes in the regulations applicable to FDIC deposit insurance, including expiration of temporary measures taken by the FDIC during the financial crisis, could reduce the amounts of insurance or circumstances in which insurance is available with respect to deposit accounts, which may negatively affect our ability to attract and retain deposits. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may also affect how Provident Bank makes and underwrites loans, buys and sells such loans in secondary markets, and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives will be implemented, what form they will take, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

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

Acquisition, Development, and Construction (ADC) Loans, Commercial, Real Estate and Commercial and Industrial Loans Expose us to Increased Risk.

At September 30, 2009, our portfolio of commercial real estate loans totaled $554.5 million, or 32.5% of total loans, our commercial and industrial business loan portfolio totaled $242.6 million, or 14.2% of total loans, and our portfolio of acquisition, development and construction loans (ADC) totaled $193.8 million, or 11.4% of total loans. We plan to continue to emphasize the origination of these types of loans. These loans are subject to a variety of risks as described in the section entitled “Allowance for Loan Losses”.  In addition, many of our borrowers also have more than one commercial real estate, commercial business or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2009, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders’ equity would be approximately $4.26 per share.  Using a discount rate of 12% and a terminal multiple of 14 times expected earnings, the net present value of Provident New York Bancorp shares exceeded recorded book value by 6% as of September 30, 2009.  Further declines in the value of bank stocks and the fair value of banks in general would make it more likely that we would have to record an impairment of goodwill.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the New York metropolitan area in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Rockland and Orange Counties, New York. We also have a branch presence in Ulster, Sullivan, Westchester and Putnam Counties in New York and in Bergen County, New Jersey. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin.   Average funding costs have declined in 2009 to 1.52% in response to Federal Reserve Bank interest rate cuts.  Average wholesale funding costs, as measured by the cost of borrowings, decreased from 4.87% in 2007 to 3.64% in 2009.  These decreases outpaced the tax equivalent average yield on earning assets, which decreased from 6.29% in 2007 to 5.28% in 2009.   The overall result was that tax equivalent net interest income has increased from $87.9 million in 2007 to $99.0 million in 2008 and decreased to $97.9 million in 2009.  A decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from an increasing volume of assets, if competitive market pressures limit our ability to reduce liability costs as the level of short-term interest rates decrease, or liability costs increase in response to increasing short-term rates.  In this regard, we have $227.5 million in structured/convertible advances with FHLB.  The advances have interest rates that are below the level of comparable fixed term borrowings at the time of issue.  If interest rates rise, the borrowings may be called, whereby the funds would need to be converted at potentially higher interest rates.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2009, our investment and mortgage-backed securities available for sale totaled $832.6 million. Unrealized gains on securities available for sale, net of tax, amounted to $9.5 million and are reported as part of other comprehensive income, included as a separate component of stockholders’ equity. Further, decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders.

Provident Bancorp is a separate legal entity from its subsidiary, Provident Bank, and does not have significant operations of its own. The availability of dividends from Provident Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Provident Bank and other factors that the OTS, Provident Bank’s primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. If Provident Bank is unable to pay dividends to Provident Bancorp, we may not be able to pay dividends on our common stock. Consequently, the inability to receive dividends from Provident Bank could adversely affect our financial condition, results of operations and prospects.

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

We Are Subject to Extensive Regulatory Oversight.

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

Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OTS and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to drop to the “adequately capitalized” level, the OTS could restrict our ability to take brokered deposits. If we were to fall to the lower capital levels – “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” – we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry.  Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, could cause us to change or limit some of our products and services or the way we operate our business, and could limit our ability to pursue business opportunities.

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

Certificate of Incorporation and Statutory Provisions. Provisions of the certificate of incorporation and bylaws of Provident Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations, the election of directors to staggered terms of three years and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

Required Change in Control Payments and Issuance of Stock Options and Recognition and Retention Plan Shares. We have entered into employment agreements with executive officers, which require payments to be made to them in the event their employment is terminated following a change in control of Provident Bancorp or Provident Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan.  The majority of grants under the plan were made in 2005 and generally vest over five years.  In the event of a change in control, the vesting of stock and option grants accelerate.  In 2006 we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company. These payments and the acceleration of grants would increase the cost of acquiring Provident Bancorp, thereby discouraging future takeover attempts.

ITEM 1B.   Unresolved Staff Comments

Not Applicable.

ITEM  2.   Properties

We maintain our executive offices, commercial lending division and investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 47,445 square feet.  At September 30, 2009, we conducted our business through 33 full-service branches.  Of our 33 branches 14 are located in Orange County, NY, 11 in Rockland County, NY, 2 in Ulster County, NY, 2 in Sullivan County, NY, 1 in Putnam County, NY, 2 in Westchester County and 1 in Bergen County, NJ.  Additionally, 15 of our branches are owned and 18 are leased.  The square footage of our branches range from 300 to 16,000 square feet.

In addition to our branch network and corporate headquarters we lease 3 and own 5 additional properties which are held for general corporate purposes and 2 REO’s.  The total square footage of these properties is 30,213 square feet and they are located in Orange, Rockland, Sullivan and Ulster counties.  This total square footage does not include the South Fallsburg land with square footage of approximately 40,256.  See Note 7 of the “Notes to Consolidated Financial Statements” for further detail on our premises and equipment.

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

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2009.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
The shares of common stock of Provident New York Bancorp are quoted on the NASDAQ Global Select (“NASDAQ”) under the symbol “PBNY.” As of September 30, 2009, Provident New York Bancorp had 11 registered market makers, 5,788 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 39,547,207 shares outstanding.

Market Price and Dividends.  The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared

September 30, 2009	$10.44	$7.93	$0.06
June 30, 2009	10.15	7.75	0.06
March 31, 2009	11.91	7.31	0.06
December 31, 2008	13.60	9.54	0.06

September 30, 2008	$14.53	$10.21	$0.06
June 30, 2008	14.65	11.06	0.06
March 31, 2008	14.20	11.45	0.06
December 31, 2007	14.02	11.70	0.06

Payment of dividends on Provident New York Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.  Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2009 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2009.

Set forth below is a stock performance graph comparing the yearly total return on our shares of common stock, commencing with the closing price on September 30, 2004, with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below.  We will not make or endorse any predictions as to future stock performance.

PROVIDENT NEW YORK BANCORP

	At
Index	09/30/04	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09
Provident New York Bancorp	100.00	100.83	120.15	116.80	119.98	88.89
NASDAQ Composite	100.00	113.44	119.06	142.42	110.28	111.89
SNL Mid-Atlantic Thrift Index	100.00	100.87	112.73	112.62	96.75	71.69
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

(B)
Not Applicable

(C)
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
Period (2009)				836,950
July 1 - July 31	-			$836,950
August 1 - August 31	10,500	9.29	10,500	826,450
September 1 - September 30	110,524	9.35	76,360	750,090

Total	121,024	$9.34	86,860

1
The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes ($326,266 or 34,164 shares), as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program..

2	The Company announced its fourth repurchase program on August 24, 2007 authorizing the repurchase of 2,000,000 shares.

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

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,021,893	$2,984,371	$2,802,099	$2,841,337	$2,598,323
Loans, net (1)	1,673,207	1,708,452	1,617,669	1,453,185	1,341,026
Securities available for sale	832,583	791,688	794,997	951,729	822,952
Securities held to maturity	44,614	43,013	37,446	60,987	70,949
Deposits	2,082,282	1,989,197	1,713,684	1,729,659	1,726,401
Borrowings	430,628	566,008	661,242	682,739	442,203
Equity	427,456	399,158	405,089	405,286	395,157

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$131,590	$148,982	$151,626	$135,616	$116,171
Interest expense	37,720	53,642	66,888	50,859	29,400
Net interest income	93,870	95,340	84,738	84,757	86,771
Provision for loan losses	17,600	7,200	1,800	1,200	750
Net interest income after provision for loan losses	76,270	88,140	82,938	83,557	86,021
Non-interest income	39,953	21,042	19,845	17,152	17,007
Non-interest expense	80,187	75,500	74,590	71,256	70,582
Income before income tax expense	36,036	33,682	28,193	29,453	32,446
Income tax expense	10,175	9,904	8,566	9,258	11,204
Net income	$25,861	$23,778	$19,627	$20,195	$21,242
footnotes on following page

	At or For the Years Ended September 30,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income to average total assets)	0.89%	0.84%	0.70%	0.75%	0.84%
Return on equity (ratio of net income to average equity)	6.22	5.88	4.82	5.15	5.16
Average interest rate spread (2)	3.46	3.49	2.97	3.19	3.63
Net interest margin (3)	3.81	3.96	3.57	3.68	3.98
Efficiency ratio(4)	65.11	61.20	66.40	65.30	63.70
Non-interest expense to average total assets	2.77	2.68	2.68	2.63	2.79
Ratio of average interest-earning assets to average interest-bearing liabilities	123.54	122.26	122.34	122.48	126.07

Per Share Related Data:

Basic earnings per share	$0.67	0.61	$0.48	$0.49	$0.49
Diluted earnings per share	0.67	0.61	0.48	0.49	0.49
Dividends per share	0.24	0.24	0.20	0.20	0.17
Book value per share (6)	10.81	10.03	9.82	9.49	9.08
Dividend payout ratio (5)	35.82%	39.34%	41.67%	40.82%	34.69%

Asset Quality Ratios:

Non-performing assets to total assets	0.95%	0.57%	0.26%	0.18%	0.07%
Non-performing loans to total loans	1.55	0.97	0.44	0.34	0.12
Allowance for loan losses to non-performing loans	114	137	281	406	1,283
Allowance for loan losses to total loans	1.76	1.33	1.24	1.38	1.55

Capital Ratios:

Equity to total assets at end of year	14.15%	13.37%	14.46%	14.26%	15.21%
Average equity to average assets	14.36	14.34	14.61	14.49	16.26
Tier 1 leverage ratio (bank only)	8.6	8.0	8.1	7.8	8.2

Other Data:
Number of full service offices	33	33	33	33	35

(1)	Excludes loans held for sale.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period.  Net interest income is commonly presented on a tax-equivalent basis.  This is to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g. was received as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

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
(6)
Book value per share is based on total stockholders’ equity and 39,547,207, 39,815,213, 41,230,618, 42,699,046 and 43,505,659 outstanding common shares at September 30, 2009, 2008, 2007, 2006 and 2005, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking offices and investing those deposits, together with funds generated from operations and borrowings into commercial real estate loans, commercial business loans, ADC loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities. The Federal Reserve Board, through a series of reductions to the federal funds target rate to an unprecedented 0-25 basis points has acted to increase liquidity in the credit markets.  These rate reductions significantly lowered yields on the short end of the treasury yield curve more so than the long end of the curve, resulting in a steeper yield curve than existed at the prior fiscal year-end.

Net income for the year ended September 30, 2009, increased 8.8% to $25.9 million, or $.67 per diluted share from $23.8 million, or $0.61 per diluted share for the year ended September 30, 2008. Net income for the year ended September 30, 2007 was $19.6 million, or $0.48 per diluted share.  Net interest income on a tax equivalent basis decreased $1.1 million or 1% for the year ended September 30, 2009 as compared to the year ended 2008, and increased $11.2 million or 12.7% between fiscal 2007 and fiscal 2008.  Net interest margin decreased from 3.96% for fiscal 2008 to 3.81% for fiscal 2009.  Average loans grew from $1.5 billion in 2007 to $1.6 billion in 2008 and to $1.7 billion .The provision for loan losses increased from $1.8 million in 2007, to $7.2 million in 2008 and to $17.6 million in 2009 primarily due to an increase in charge-offs from $2.5 million in 2007, to $4.5 million in 2008 to $10.7 million in 2009 due to the slow down in economic activity since the recession began in December 2007.  Charge-offs have been concentrated in the Bank’s community business loan portfolio.

Non interest income was $19.8 million in 2007 increasing $1.2 million (resulting from banking fees as well as investment management fees and gains on sales of investment securities) to $ 21.0 million in 2008 and increasing to $40.0 million in 2009, primarily resulting from $18.1 million in securities gains, $1.0 million in gains on sales of residential mortgages and gains on sales of premises and payments under bank owned life insurance.  Non interest expense was $74.6 million in 2007, increasing to $75.5 million in 2008 and $80.2 million in 2009, primarily resulting from increased FDIC assessments of $3.4 million.

Total assets were essentially unchanged at $3.0 billion at September 30, 2009 and 2008.  Loans decreased by 2.0%.  Deposits increased $93.1 million in 2009 primarily in retail and business transaction accounts and municipal money market deposit accounts.

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

The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. At September 30, 2009 Provident has recorded $30.1 million in its allowance for loan losses.

Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.  The Company has $160.9 million in recorded goodwill at September 30, 2009.

We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. Other intangible assets have been recorded in connection with the acquisition of HVIA for non-competition and customer intangibles.  At September 30, 2009, the Company had $5.5 million recorded in core deposit and other intangibles.

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
At September 30, 2009, Provident has net deferred tax assets of $1.6 million.

Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful.  At September 30, 2009, Provident has $21.9 million in loans in non-accrual status.

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

Total assets as of September 30, 2009 were $3.0 billion, essentially unchanged from September 30, 2008.   Cash and due from banks increased $34.6 million to $160.4 million at September 30, 2009 due primarily to deposits received on September 30, 2009 and high levels of balances maintained at the Federal Reserve in 2009. Core deposit and other intangibles decreased by $2.2 million. Goodwill was unchanged. The Company had $1.2 million in loans held for sale as of September 30, 2009 and $189,000 at September 30, 2008. Premises and equipment increased $4.0 million primarily related to a new office location in Nyack, New York.

Net loans as of September 30, 2009 were $1.7 billion, a decrease of $35 million, or 2%, over net loan balances of $1.7 billion at September 30, 2008.  Commercial loans remained relatively flat while Acquisition, Development and Construction loans (ADC) increased $22.8 million or 13.4% to $193.8 million compared to $171.0 million as of September, 2008. Consumer loans increased by $2.8 million, or 1.1%, during the fiscal year ended September 30, 2009, while residential loans decreased by $53 million, or 10%.  Total loan originations, excluding loans originated for sale were $450.6 million for the fiscal year ended September 30, 2009, while repayments were $469.2 million for the fiscal year ended September 30, 2009.

Total securities increased by $42 million, to $877 million at September 30, 2009 from $834.7 million at September 30, 2008.

Deposits as of September 30, 2009 were $2.1 billion, an increase of $93 million, or 4.7%, from September 30, 2008.  Included in the figures for September 30, 2009 were approximately $201 million in short-term seasonal municipal deposits compared to $243 million at September 30, 2008.  As of September 30, 2009 transaction accounts were 40.6% of deposits, or $844.9 million compared to 41.3% at September 30, 2008. As of September 30, 2009 savings deposits were $358 million an increase of $21 million or 6.5%.  Certificates of deposit decreased $31.0 million, or 5.9% as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place. These decreases were offset by an increase of $78 million, or 25.5%, in money market deposit accounts.

Federal Home Loan Bank Borrowings decreased by $135 million, or 23.9%, from September 2008, to $431 million. The decrease is related to the borrowings being paid down by maturing investment securities and seasonal municipal deposits paying down short-term borrowings.  During 2009 the Company issued $51.5 million of senior unsecured notes, FDIC insured, maturing in 2012.

Stockholders’ equity increased $28.3 million from September 30, 2008 to $427.5 million at September 30, 2009. The increase was due to $14.5 million increase in the Company’s retained earnings and a $12.1 million improvement in accumulated other comprehensive income, after realizing security gains in the fiscal year of $18.1 million.  During fiscal 2009, the Company repurchased 415,811 shares of its common stock at a cost of $3.5 million and issued a net 147,805 shares from its stock based compensation plan.

As of September 30, 2009 the Company had authorization to purchase up to an additional 750,090 shares of common stock.  Bank Tier I capital to assets was 8.64% at September 30, 2009. Tangible capital as a percentage of tangible assets at the holding company level was 9.14%.

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

	Years Ended September 30,
	2009			2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)	$1,700,383	$97,148	5.71%	$1,644,388	$107,633	6.55%	$1,541,279	$109,940	7.13%
Securities taxable	592,071	25,552	4.32	647,167	31,947	4.94	736,423	33,479	4.55
Securities-tax exempt	194,028	11,569	5.96	173,541	10,511	6.06	146,602	8,899	6.07
Federal Reserve Bank	56,639	144	0.25	-	-	-	-	-	-
Other	27,061	1,226	1.64	35,103	2,570	7.32	34,042	2,422	7.11
Total Interest-earnings assets	2,570,182	135,639	5.28	2,500,199	152,661	6.11	2,458,346	154,740	6.29
Non-interest earning assets	325,322			320,765			329,016
Total assets	$2,895,504			$2,820,964			$2,787,362
Interest Bearing Liabilities:
NOW deposits	$232,164	670	0.29	$189,524	1,015	0.54	$153,869	622	0.40
Savings deposits(2)	366,355	758	0.21	356,854	1,243	0.35	377,079	1,930	0.51
Money market deposits	374,507	2,707	0.72	285,119	5,299	1.86	252,925	6,671	2.64
Certificates of deposit	577,723	14,240	2.46	556,973	20,787	3.73	600,422	27,216	4.53
Senior Debt	32,730	1,269	3.88	-	-	-	-	-	-
Borrowings	496,884	18,076	3.64	656,538	25,298	3.85	625,139	30,449	4.87
Total interest-bearing liabilities	2,080,363	37,720	1.81	2,045,008	53,642	2.62	2,009,434	66,888	3.33
Non-interest bearing deposits	380,571			351,995			347,956
Other non-interest bearing liabilities	18,683			19,565			22,638
Total liabilities	2,479,617			2,416,568			2,380,028
Stockholders' equity	415,887			404,396			407,334
Total liabilities and Stockholders' equity	$2,895,504			$2,820,964			$2,787,362
Net interest rate spread(3)			3.46%			3.49%			2.97%
Net Interest-earning assets(4)	$489,819			$455,191			$448,912
Net interest margin(5)		97,919	3.81%		99,019	3.96%		87,852	3.57%

Less tax equivalent adjustment		(4,049)			(3,679)			(3,114)
Net Interest income		$93,870			$95,340			$84,738

Ratio of interest-earning assets to interest bearing liabilities		123.54%			122.26%			122.34%

(1)	Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses. Includes prepayment fees and late charges.
(2)	Includes club accounts and interest-bearing mortgage escrow balances.
(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due		Total	Increase (Decrease) Due		Total
	to		Increase	to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans	$3,781	$(14,266)	$(10,485)	$7,321	$(9,628)	$(2,307)
Securities taxable	(2,585)	(3,810)	(6,395)	(4,262)	2,730	(1,532)
Securities tax exempt	1,233	(175)	1,058	1,627	(15)	1,612
Federal Reserve Bank	-	144	144	-	-	-
Other earning assets	(479)	(865)	(1,344)	76	72	148

Total interest-earning assets	1,950	(18,972)	(17,022)	4,762	(6,841)	(2,079)
Interest-bearing liabilities:
NOW deposits	197	(542)	(345)	145	248	393
Savings deposits	32	(517)	(485)	(100)	(587)	(687)
Money market deposits	1,323	(3,915)	(2,592)	775	(2,147)	(1,372)
Certificates of deposit	750	(7,297)	(6,547)	(1,869)	(4,560)	(6,429)
Senior Debt	-	1,269	1,269	-	-	-
Borrowings	(5,899)	(1,323)	(7,222)	1,470	(6,621)	(5,151)

Total interest-bearing liabilities	(3,597)	(12,325)	(15,922)	421	(13,667)	(13,246)
Less tax equivalent adjustment	423	(53)	370	565	-	565
Change in net interest income	$5,124	$(6,594)	$(1,470)	$3,776	$6,826	$10,602

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

Net income for the year ended September 30, 2009 was $25.9 million.  This compares to $23.8 million for the year ended September 30, 2008.  Diluted earnings per share were $.67 for the year ended September 30, 2009 compared to $0.61 for the prior fiscal year.

Interest Income.  Interest income on a tax equivalent basis for the year ended September 30, 2009 decreased to $135.6 million, a decrease of $17.0 million, or 11.2%, compared to the prior year.  The decrease was primarily due to declines in general market interest rates on variable rate loans, sales of taxable securities in which gains of $18.1 million were realized and the proceeds reinvested at lower rates, as well as a decline in the average balances of taxable securities.  Average interest-earning assets for the year ended September 30, 2009 were $2.6 billion, an increase of $70.0 million, or 2.8%, over average interest-earning assets for the year ended September 30, 2008 of $2.5 billion.  Average loan balances grew by $56.0 million, balances at the Federal Reserve Bank was $56.6 million and average balances of other earning assets decreased by $8.0 million, primarily FHLB stock.  On a tax-equivalent basis, average yields on interest earning assets decreased by 83 basis points to 5.28% for the year ended September 30, 2009, from 6.11% for the year ended September 30, 2008.  The re-pricing of floating rate assets, the sale of securities and a larger cash position were the primary reasons for the decrease in asset yields.

Interest income on loans for the year ended September 30, 2009, decreased 9.7% to $97.1 million from $107.6 million for the prior fiscal year.  Interest income on commercial loans for the year ended September 30, 2009 decreased to $56.6 million, as compared to commercial loan interest income of $63.5 million for the prior fiscal year.  Average balances of commercial loans grew $59.7 million to $961.2 million, with a 116 basis point decrease in the average yield.  The decrease in yield relates to the decline in the prime rate of 175 basis points during fiscal 2009.  Commercial loans adjustable with the prime rate totaled $367.0 million at September 30, 2009.  Interest income on consumer loans decreased by $2.4 million, or 16% and $174.1 million of consumer loans adjust with the prime rate.  Income earned on residential mortgage loans was $28.7 million for the year ended September 30, 2009, down $1.2 million, from the prior year.

Tax-equivalent interest income on securities, balances at Federal Reserve Bank and other earning assets decreased to $38.5 million for the year ended September 30, 2009, compared to $45.0 million for the prior year. This was due to a tax-equivalent decrease of 83 basis points in yields along with a $34.6 million decline in the average balances of securities which was offset in part by a $56.6 million increase in balances at the Federal Reserve Bank. As noted above, the Company sold $539.3 million in securities and recorded $18.1 million in gains on the sales, further during fiscal 2009, $176.2 million in securities matured and the proceeds were reinvested at current market rates.

Interest Expense.  Interest expense for the year ended September 30, 2009 decreased by $15.9 million to $37.7 million, a decrease of 29.7% compared to interest expense of $53.6 million for the prior fiscal year. The decrease in interest expense was primarily due to the significant decrease in the average rates paid on interest-bearing deposits for the year ended September 30, 2009.  Rates paid on interest bearing liabilities decreased to 1.81% from 2.62% in fiscal 2008.  The average interest rate paid on certificates of deposit decreased by 127 basis points to 2.46% for the year ended September 30, 2009, from 3.73% for the prior year.   The average interest rate paid on savings decreased to 0.21% for the year ended September 30, 2009 from 0.35% paid during fiscal 2008. The average rate paid on money market rates also declined, 114 basis points to 0.72% for the year ended September 30, 2009.  The rates paid on NOW accounts decreased 25 basis points for fiscal 2009 as compared to fiscal 2008.  By comparison, this average cost of borrowings decreased 21 basis points, which reflects a higher proportion of fixed rate borrowings outstanding in both years.

Net Interest Income for the fiscal year ended September 30, 2009 was $93.9 million, compared to $95.3 million for the year ended September 30, 2008. The net interest margin decreased by 15 basis points to 3.81%, while the net interest spread decreased by 3 basis points to 3.46%.    The Bank’s average cost of interest-bearing liabilities has decreased, although the average asset yields decreased faster due to the level of variable rate loans and sales of securities during 2009. Further, the greater increase of interest earning assets compared to interest bearing liabilities partially offset the decline in net interest income.

Provision for Loan Losses. We recorded $17.6 million and $7.2 million in loan loss provisions for the years ended September 30, 2009 and September 30, 2008, respectively. At September 30, 2009, the allowance for loan losses totaled $30.1 million, or 1.76% of the loan portfolio, compared to $23.1 million, or 1.33% of the loan portfolio at September 30, 2008. Net charge-offs for the years ended September 30, 2009 and 2008 were $10.7 million and $4.5 million, respectively (an annual rate of 0.62% and 0.28%, respectively, of the average loan portfolio). Our credit-scored small business loan portfolio continued to account for the majority of our charge-offs. During the year we recorded net charge-offs of $6.8 million in this portfolio, on average outstanding balances of $104 million.

Our substandard loans grew substantially during fiscal 2009.  At September 30, 2009, substandard loans totaled $89.4 million, up from $23.8 million at September 30, 2008.  The bulk of the increase came from downgrades in the ADC portfolio, as home sales remain depressed and more borrowers are feeling stress in liquidity resources.  Our non-performing loans increased to $26.5 million at September 30, 2009 from $16.9 million at September 30, 2008, an increase of $9.4 million.  The increase was driven by an increase in ADC loans of $5.7 million, $3.1 million in residential mortgage loans, and $1.8 million in commercial mortgage loans, with $1.6 million transferred from the non-performing category into other real estate owned during fiscal 2009.  The substantially greater increase in substandard loans compared to nonperforming loans resulted from the underlying status of ADC loans.  The substandard classification for many of these loans is due to delayed progress in the projects and stress on liquidity reserves or expected outside (non-project related) cash flows.  These loans, however, continue to pay interest on a current basis and do not otherwise warrant a non-accrual classification.  We increased provisions for loan losses to account for increased net charge-offs; growth in the criticized (special mention) and classified loans in the portfolio; and increased factors allocated to the non-criticized or classified ADC and residential mortgage portfolios.  All significant loans classified substandard or special mention are reviewed for impairment, under applicable accounting and regulatory standards.  Specific reserves for impairment were $1.3 million at September 30, 2008 and $2.3 million at September 30, 2009. Specific reserves are established when current information indicates that the entire book balance of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss or the amount of any loss to be incurred.

Non-interest income consists primarily of income on securities sales, banking fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $40.0 million for the fiscal year ended September 30, 2009 compared to $21.0 million at September 30, 2008.   During the year ended September 30, 2009, the Company recorded gains on sales of investment securities totaling $18.1 million compared to $983,000 for the prior year.  Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.  As a result of our reviews, we anticipated an acceleration of prepayments.  Management sold $453.2 million in mortgage backed securities and realized $16.7 million in gains on the sales.  Such proceeds were reinvested in securities with yields which were lower than the recorded yields of the securities sold and a more diversified risk profile.  Deposit fees and service charges decreased by $36,000, or .29%. Income derived from the Company’s BOLI investments increased by $923,000, or 50.4%, due to $723 thousand in death benefit proceeds received in 2009. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $86 thousand due to the second quarter increase in residential mortgage originations. Investment management fees decreased $436 thousand which is related to decreased balances under management.  During fiscal 2009 the Company originated and sold $49.7 million in residential mortgage loans and recorded $1.0 million in gains.  No gains on loan sales were recorded in 2008.

Non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization, data processing expenses and FDIC/other regulatory assessments. Non-interest expense for the fiscal year ended September 30, 2009 increased by $4.7 million, or 6.2% to $80.2 million, compared to $75.5 million for the same period in 2008. The increase was primarily attributable to FDIC assessments of $3.4 million, which included increased assessments and the special assessment imposed as of June 30, 2009, which were due to the losses experienced by the FDIC bank closures as a result of the recession.  Also contributing to the increase were employee benefits. Compensation and employee benefits increased by $2.5 million, or 6.7%, to $39.5 million for the year ended September 30, 2009.  The Company experienced increases in its health insurance programs and pension expense even though the pension plan is frozen.  Occupancy and office operations increased $368 thousand, or 3.0%, as the Company invested in branch relocations in 2008 and 2009. Stock-based compensation decreased by $.9 million due to lower acceleration of vesting of restricted stock awards and its first step ESOP loan maturing in December 2007, requiring less share allocations going forward. Marketing expenses decreased $245 thousand to $3.1 million at September 30, 2009 as compared to $3.3 million at September 30, 2008 due primarily to the 2008 production costs associated with our media campaigns.

Income Taxes. Income tax expense was $10.2 million for the fiscal year ended September 30, 2009 compared to $9.9 million for fiscal 2008, representing effective tax rates of 28.2% and 29.4%, respectively. The lower tax rate in 2009 was primarily due to the continued shift to tax-exempt securities, the maturity of the first-step ESOP loan, which was primarily non-deductible expense and the non-taxable BOLI payout.

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

Interest Expense.  Interest expense for the year ended September 30, 2008 decreased by $13.2 million to $53.6 million, a decrease of 19.8% compared to interest expense of $66.9 million for the prior fiscal year. The decrease in interest expense was primarily due to a decrease in the average rates paid on interest-bearing liabilities for the year ended September 30, 2008 of 2.62% compared to 3.33% in fiscal 2007.  The average interest rate paid on certificates of deposit decreased by 80 basis points to 3.73% for the year ended September 30, 2008, from 4.53% for the prior year.   The average interest rate paid on savings decreased to 0.35% for the year ended September 30, 2008 from 0.51% paid during fiscal 2007. The average rate paid on money market rates also declined, 78 basis points to 1.86% for the year ended September 30, 2008.  Due to increases in municipal deposits the average rates paid on NOW accounts increased 14 basis points for fiscal 2008 as compared to fiscal 2007. Furthermore, this average cost of borrowings decreased 102 basis points which reflect the general market conditions during fiscal 2008.

Net Interest Income for the fiscal year ended September 30, 2008 was $95.3 million, compared to $84.7 million for the year ended September 30, 2007. The net interest margin increased by 39 basis points to 3.96%, while the net interest spread increased by 52 basis points to 3.49%.  The 10-year US treasury rate was an average of 4.72% for the fiscal year ended September 30, 2007 compared to 3.90% for the year ended September 30, 2008.  The Bank’s average cost of interest-bearing liabilities has decreased and, although the average asset yields also decreased during this period, they did so at a slower pace due to the asset/liability mix of the Company’s balance sheet. Further, the greater increase of interest earning assets compared to interest bearing liabilities improved net interest income.

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

Non-interest income consists primarily of banking fees and service charges, and net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $21.0 million for the fiscal year ended September 30, 2008 compared to $19.8 million for the prior fiscal year. Deposit fees and service charges increased by $995,000, or 8.7%. Income derived from the Company’s BOLI investments decreased by $212,000, or 10.4%, due to $403,000 in death benefit proceeds received in 2007. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. decreased $262,000 due to the continued slow down in the real estate markets.  Investment management fees increased $191,000 which is related to increased balances under management.  During the year ended September 30, 2008, the Company also recorded gains on sales of investment securities totaling $983,000 compared to an $8,000 loss for the prior year.

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

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2009 and 2008, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2009, commercial and retail loan commitments totaled $133.5 million. Approved closed undrawn lines of credit totaled $136.1 million, $151.0 million and $15.4 million for commercial, retail accounts, and overdraft protection lines, respectively.  Letters of credit totaled $24.6 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit.  These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity, of a customer to a third party, and represent an independent undertaking by the Company to the third party.

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

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to Three	Three to Five	More Than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(Dollars in thousands)

FHLB and other borrowings	$62,677	$118,915	$31,639	$268,891	$482,122
Letters of credits	5,912	7,119	947	10,591	24,569
Undrawn lines of credit	302,455	-	-	-	302,455
Operating leases	2,351	6,919	6,807	19,070	35,147
Total	$373,395	$132,953	$39,393	$298,552	$844,293
Commitments to extend credit	$97,105	31,461	3,943	1,038	$133,547

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2009, 2008 and 2007, our loan originations, including origination of loans held for sale, totaled $450.6 million, $596.6 million and $626.7 million, respectively. Purchases of securities available for sale totaled $708.7 million, $263.9 million and $179.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. Purchases of securities held to maturity totaled $25.1 million, $19.2 million and $7.8 million for the years ended September 30, 2009, 2008 and 2007, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $133.5 million at September 30, 2009, and consisted of $125.6 million at adjustable or variable rates and $7.9 million at fixed rates. Unused lines of credit granted to customers were $302.5 million at September 30, 2009. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $49.6 million and $47.6 million at September 30, 2009 and September 30, 2008, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase/ (decrease) in total deposits was $93.1 million, $275.5 million and $(15.9) million for the years ended September 30, 2009, 2008 and 2007, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2009 totaled $439.6 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets improved significantly during fiscal 2009 from the dire conditions that existed at September 2008.  Credit spreads narrowed steadily during the past year and many are very near historical levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds. Therefore, we continue to view the credit markets and overall economic conditions as fragile thereby warranting maintenance of higher than normal liquidity levels.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $482.1 million was outstanding at September 30, 2009. At September 30, 2009, we had the ability to borrow an additional $200.0 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $151.4 million by pledging securities not required to be pledged for other purposes as of September 30, 2009.   Further, at September 30, 2009 we had only $20.6 million in Brokered Certificates of Deposit (including certificates of deposit accounts registers service (CDAR’s) reciprocal CD’s of $10.6 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds.   Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

Overall liquidity is represented by the following sources of funds (in thousands) as of September 30, 2009:

Cash and Due from Banks	$160,408
Investment Securities	151,400
Available advances from FHLB	200,000
Total immediate funding	$511,808

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

•
Recent and future legislation and regulatory actions responding to instability and volatility in the credit markets may significantly affect our operations, financial condition and earnings.  Future legislative or regulatory actions could impair our rights against borrowers, result in increased credit losses, and significantly increase our operating expenses.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans, ADC loans, and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company and the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in NPV and NII.  The table below sets forth, as of September 30, 2009, the estimated changes in our NPV and our NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		Estimated	Increase (Decrease) in Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$266,410	$(40,259)	-13.1%	$97,416	$7,048	7.8%
+200	294,475	(12,194)	-4.0%	96,407	6,039	6.7%
+100	308,959	2,290	0.7%	93,412	3,044	3.4%
0	306,669	0	0.0%	90,368	0	0.0%

The table set forth above indicates that at September 30, 2009, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 4.0% decrease in NPV and a 6.7% increase in NII.  Due to the current level of interest rates management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

During the past fiscal year, the federal funds target rate declined from 2.00% to a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) cut the target overnight lending rate three times between October, 2008 and September, 2009.  U.S. Treasury yields in the two year maturities decreased by 105 basis points from 2.00% to 0.95% during fiscal year 2009 while the yield on U.S. Treasury 10 year notes decreased 54 basis points from 3.85% to 3.31% over the same time period.  The disproportional lower rate of decrease on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the past fiscal year than it was when the year began.  The steeper yield curve caused a significant reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets tied to the prime rate and similar indices.  Further, the gradual improvement in the credit markets has enabled financial institutions to lower deposit rates significantly in conjunction with the FOMC’s rate reductions.  To fight the economic crisis the FOMC indicated a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.

ITEM 8.  Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Report of Independent Registered Public Accounting Firm on Financial Statements
(D)	Consolidated Statements of Financial Condition as of September 30, 2009 and 2008
(E)	Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007
(F)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007
(G)	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
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

Management assessed the Company’s internal control over financial reporting as of September 30, 2009. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued an audit report on the effective operation of the Company's internal control over financial reporting as of September 30, 2009. This report appears on the following page.

By:	/s/ George Strayton
George Strayton
President and Chief Executive Officer
(Principal Executive Officer
December 10, 2009

By:	/s/ Paul Maisch
Paul Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December 10, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Provident New York Bancorp

We have audited Provident New York Bancorp’s and subsidiaries (“the Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Provident New York Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Provident New York Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years ended September 30, 2009 and our report dated December 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/Crowe Horwath LLP
Livingston, New Jersey
December 10, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Provident New York Bancorp

We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries (“the Company”) as of September 30, 2009 and 2008 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp and subsidiaries as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2009 expressed an unqualified opinion thereon.

/s/Crowe Horwath LLP
Livingston, New Jersey
December 10, 2009

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
 (Dollars in thousands, except per share data)

	September 30,
ASSETS	2009	2008
Cash and due from banks	$160,408	$125,810
Securities (including $521,228 and $765,334 pledged as collateral for borrowings and deposits in 2009 and 2008, respectively):
Available for sale, at fair value (note3)	832,583	791,688
Held to maturity, at amortized cost (fair value of $45,739 and $42,899 in 2009 and 2008, respectively) (note 4)	44,614	43,013
Total securities	877,197	834,701
Loans held for sale	1,213	189
Loans (note 5):
One to four family residential mortgage loans	460,728	513,381
Commercial real estate, commercial business and construction loans	991,007	969,432
Consumer loans	251,522	248,740
Gross loans	1,703,257	1,731,553
Allowance for loan losses	(30,050)	(23,101)
Total loans, net	1,673,207	1,708,452
Federal Home Loan Bank ("FHLB") stock, at cost	23,177	28,675
Accrued interest receivable (note 6)	10,472	10,881
Premises and equipment, net (note 7)	40,692	36,716
Goodwill (note 2)	160,861	160,861
Core deposit and other intangible assets (note 2)	5,489	7,674
Bank owned life insurance	49,611	47,650
Other assets (notes 5, 10 and 11)	19,566	22,762
Total assets	$3,021,893	$2,984,371
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 8)	$2,082,282	$1,989,197
FHLB and other borrowings (including repurchase agreements of $230,000 and $260,166 in 2009 and 2008, respectively) (note 9)	430,628	566,008
Borrowing senior unsecured note (FDIC insured) (note 9)	51,494	-
Mortgage escrow funds (note 5)	8,405	7,272
Other (note 10)	21,628	22,736
Total liabilities	2,594,437	2,585,213
STOCKHOLDERS' EQUITY (note 14):
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,547,207 and 39,815,213 shares outstanding in 2009 and 2008 respectively)	459	459
Additional paid-in capital	355,753	352,882
Unallocated common stock held by employee stock ownership plan ("ESOP") (note 11)	(7,136)	(7,635)
Treasury stock, at cost (6,382,345 shares in 2009 and 6,114,339 shares in 2008)	(77,290)	(75,687)
Retained earnings	153,193	138,720
Accumulated other comprehensive income (loss), net of taxes of $1,693 in 2009 and $(6,532) in 2008 (note 12)	2,477	(9,581)
Total stockholders' equity	427,456	399,158
Total liabilities and stockholders' equity	$3,021,893	$2,984,371

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended September 30,
(Dollars in thousands, except per share data)

	2009	2008	2007
Interest and dividend income:
Loans, including fees	$97,149	$107,633	$109,940
Taxable securities	25,552	31,947	33,479
Non-taxable securities	7,520	6,832	5,785
Other earning assets	1,369	2,570	2,422
Total interest and dividend income	131,590	148,982	151,626
Interest expense:
Deposits	18,375	28,344	36,439
Borrowings	19,345	25,298	30,449
Total interest expense	37,720	53,642	66,888
Net interest income	93,870	95,340	84,738
Provision for loan losses	17,600	7,200	1,800
Net interest income after provision for loan losses	76,270	88,140	82,938
Non-interest income:
Deposit fees and service charges	12,393	12,429	11,434
Net gain (loss) on sale of securities	18,076	983	(8)
Title insurance fees	1,005	919	1,181
Bank owned life insurance	2,755	1,832	2,044
Gain on sale of premises and equipment	517	-	212
Net gain on sales of loans	961	-	155
Investment management fees	2,576	3,012	2,821
Other	1,670	1,867	2,006
Total non-interest income	39,953	21,042	19,845
Non-interest expense:
Compensation and employee benefits	39,520	37,045	33,490
Stock-based compensation plans	2,942	3,809	5,706
Occupancy and office operations	12,802	12,434	11,436
Advertising and promotion	3,093	3,338	4,237
Professional fees	3,090	3,339	3,833
Data and check processing	2,284	2,551	2,621
Amortization of intangible assets	2,185	2,599	3,039
ATM/debit card expense	2,115	1,936	1,881
FDIC insurance and regulatory assessments	4,257	875	795
Other	7,899	7,574	7,552
Total non-interest expense	80,187	75,500	74,590
Income before income tax expense	36,036	33,682	28,193
Income tax expense	10,175	9,904	8,566
Net income	$25,861	$23,778	$19,627
Weighted average common shares:
Basic	38,537,881	38,907,372	40,782,643
Diluted	38,705,837	39,226,641	41,266,816
Earnings per common share (note 13)
Basic	$0.67	$0.61	$0.48
Diluted	$0.67	$0.61	$0.48

See accompanying notes to consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at September 30, 2006	42,699,046	$459	$343,574	$(9,099)	$(36,973)	$114,927	$(7,602)	$405,286
Implementation of SAB 108	—	—	(69)	—	—	361		292
Balance as adjusted at October 1, 2006	42,699,046	459	343,505	(9,099)	(36,973)	115,288	(7,602)	405,578
Net income						19,627		19,627
Other comprehensive income (note 12)							3,685	3,685
Total comprehensive income								23,312
Adjustment to initially apply SFAS No. 158, net of tax (note 11a)	—	—	—	—	—	—	(287)	(287)
Deferred compensation transactions	—	—	48	—	—	—	—	48
Stock option transactions, net	112,362	—	1,307	—	984	(894)	—	1,397
ESOP shares allocated or committed to be released for allocation (187,827 shares)	—	—	1,765	878	—	—	—	2,643
RRP awards	5,000	—	(70)	—	70	—	—	—
Vesting of RRP shares	—	—	2,007	—	—	—	—	2,007
Other RRP transactions	(45,319)	—	172	—	(590)	—	—	(418)
Purchase of treasury stock	(1,540,471)	—	—	—	(20,913)	—	—	(20,913)
Cash dividends paid ($0.20 per common share)	—	—	—	—	—	(8,278)	—	(8,278)

Balance at September 30, 2007	41,230,618	459	348,734	(8,221)	(57,422)	125,743	(4,204)	405,089
Net income						23,778		23,778
Other comprehensive income (note 12)							(5,377)	(5,377)
Total comprehensive income								18,401
Deferred compensation transactions	—	—	40	—	—	—	—	40
Stock option transactions, net	183,494	—	1,582	—	1,899	(1,291)	—	2,190
ESOP shares allocated or committed to be released for allocation (84,429 shares)	—	—	492	586	—	—	—	1,078
RRP awards	6,000	—	(81)	—	66	15	—	—
Vesting of RRP shares	—	—	1,811	—	—	—	—	1,811
Other RRP transactions	(34,142)	—	—	—	(451)	—	—	(451)
Purchase of treasury stock	(1,570,757)	—	—	—	(19,779)	—	—	(19,779)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,525)	—	(9,525)
Other	—	—	304	—	—	—	—	304

Balance at September 30, 2008	39,815,213	459	352,882	(7,635)	(75,687)	138,720	(9,581)	399,158
Net income						25,861		25,861
Other comprehensive income (note 12)							12,058	12,058
Total comprehensive income								37,919
Deferred compensation transactions	—	—	128	—	—	—	—	128
Stock option transactions, net	181,969	—	1,066	—	2,182	(2,009)	—	1,239
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(11)	499	—	—	—	488
Vesting of RRP shares	—	—	1,688	—	—	—	—	1,688
Other RRP transactions	(34,164)	—	—	—	(326)	—	—	(326)
Purchase of treasury stock	(415,811)	—	—	—	(3,459)	—	—	(3,459)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,379)	—	(9,379)

Balance at September 30, 2009	39,547,207	$459	$355,753	$(7,136)	$(77,290)	$153,193	$2,477	$427,456

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	25,861	$23,778	$19,627
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan losses	17,600	7,200	1,800
Write down of other real estate owned	186	-	-
Depreciation and amortization of premises and equipment	4,675	4,616	4,451
Amortization of intangibles	2,185	2,599	3,148
Net (gain) loss on sale of securities	(18,076)	(983)	8
Gains on loans held for sale	(961)	-	(155)
Gain on sale of premises and equipment	(517)	-	(212)
Net amortization (accretion) of premium and discounts on securities	1,715	(47)	836
Accretion of premiums on borrowings (includes calls on borrowings)	(440)	(739)	(1,654)
ESOP and RRP expense	2,178	2,889	4,900
ESOP forfeitures	(4)	(293)	(250)
Stock option compensation expense	768	1,196	1,307
Originations of loans held for sale	(50,677)	(189)	(20,243)
Proceeds from sales of loans held for sale	49,653	-	27,871
Increase in cash surrender value of bank owned life insurance	(1,961)	(1,832)	(1,693)
Deferred income tax asset	(1,640)	(2,528)	1,271
Net changes in accrued interest receivable and payable	(585)	134	2,341
Other adjustments (principally net changes in other assets and other liabilities)	(9,273)	4,504	(8,111)
Net cash provided by operating activities	20,687	40,305	35,242
Cash flows from investing activities:
Purchases of securities:
Available for sale	(708,727)	(263,857)	(178,979)
Held to maturity	(25,095)	(19,248)	(7,793)
Proceeds from maturities, calls and other principal payments on securities
Available for sale	153,585	223,492	330,251
Held to maturity	22,548	13,623	31,252
Proceeds from sales of securities available for sale	556,796	40,438	10,838
Proceeds from sales of securities held to maturity	625	-	-
Loan originations	(450,551)	(596,593)	(626,726)
Loan principal payments	469,157	498,610	461,486
Proceeds from sale of FHLB stock, net	5,498	4,126	717
Settlement of HVIA (Hudson Valley Investment Advisors, Inc.) earnout	-	-	(750)
Purchases of premises and equipment	(8,852)	(11,253)	(4,303)
Proceeds from the sale of fixed assets	718	-	1,725
Proceeds from sales of other real estate owned	-	-	742
Purchases of BOLI	-	(5,000)	183
Net cash provided by (used in) investing activities	15,702	(115,662)	18,643

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows Continued
Years Ended September 30, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities
Net increase in transaction, savings and money market deposits	124,037	312,793	12,663
Net (decrease) in time deposits	(30,952)	(37,267)	(28,606)
Net increase (decrease) in short-term borrowings	(153,791)	(230,400)	55,464
Gross repayments of long-term borrowings	(3,995)	(14,161)	(300,307)
Gross proceeds from long-term borrowings	22,840	150,066	225,000
Net increase in borrowings senior unsecured note	51,500	-	-
Net increase in mortgage escrow funds	1,133	1,290	1,370
Treasury shares purchased	(3,459)	(20,230)	(21,503)
Stock option transactions	147	1,270	90
Other stock-based compensation transactions	128	40	220
Cash dividends paid	(9,379)	(9,525)	(8,278)
Net cash provided by (used in) financing activities	(1,791)	153,876	(63,887)
Net increase (decrease) in cash and cash equivalents	34,598	78,519	(10,002)
Cash and cash equivalents at beginning of year	125,810	47,291	57,293
Cash and cash equivalents at end of year	$160,408	$125,810	$47,291
Supplemental cash flow information:
Interest payments	$38,714	$55,268	$65,134
Income tax payments	11,739	13,227	8,879
Loans transferred to real estate owned	1,815	-	710
Net change in unrealized gains (losses) recorded on securities available for sale	25,900	(3,341)	6,139
Change in deferred taxes on unrealized (gains) losses on securities available for sale	(10,506)	1,370	(2,524)
Issuance of RRP shares	-	81	70

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

 (1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate,  Hudson Valley Investment Advisors, LLC, (“HVIA”) a registered investment advisor, Provident Bank (“the Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (v) Limited Liability Companies, which hold foreclosed properties acquired by the bank. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense.  Certain amounts from prior years have been reclassified to conform to the current fiscal year presentation.

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

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster, Westchester and Putnam Counties, New York and Bergen County, New Jersey. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. Of the Bank’s loans 85% are collateralized or dependent on real estate.

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

For purposes of reporting cash flows, cash equivalents include highly liquid, short-term investments such as overnight federal funds, as well as cash and deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings with an original maturity of 90 days or less.

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

FASB Codification Topic 855: Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. U.S. GAAP specifies (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The Company evaluates subsequent events through the date that the financial statements are issued.  Subsequent events guidance became effective for financial statements for period ending after June 15, 2009 and did not have a significant effect on the Company’s financial statements.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than Temporary Impairments, which is now a part of FASB ASC 320, “Investments – Debt and Equity Securities”, and which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company recognized no cumulative other-than –temporary impairment charges.  The Company adopted the FSP effective April 1, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a part of FASB ASC 820, “Fair Value Measurement and Disclosures.”  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods after June 15, 2009, and shall be applied prospectively.  The adoption of this FSP at September 30, 2009 did not have a material impact on the results of operations or financial position.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now a part of FASB ASC 825, “Financial Instruments.”  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as subset of Topic 820- “Fair Value Measurement and Disclosure”.  Among other clarifying points, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an assets, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3)  Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach.  The ASU is effective as of September 30, 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed other than temporary on an investment the Company does not expect to recover the amortized cost basis of that particular security.  The Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.  There were no securities deemed to be other than temporary impaired as of September 30, 2009.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(h)	Loans

Loans where management has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Mortgage loans originated and held for sale in the secondary market (if any) are reported at the lower of aggregate cost or estimated fair value. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses are recognized in a valuation allowance by a charge to earnings. Interest income on loans is accrued on the level yield method.

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

Servicing assets represent the allocated value of retained servicing rights on loans sold (as well as the cost of purchased rights).  Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. Upon adoption of FASB ASC Topic # 860- Transfers and Servicing, the Company elected to continue to use the amortization method.

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

The Company evaluates uncertain tax positions in a two step process.  The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination.  The second step is measurement.  Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax position that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax position that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company did not have any such position as of September 30, 2009.  See note 10 of the “Notes to Consolidated Financial Statements”.

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

The Company applies FASB ASC Topic 718 “Compensation- Stock Based” in accounting for its stock option plan. During 2009, 2008 and 2007 the Company issued 88,861, 275,134 and 70,958 new stock-based option awards and recognized total non-cash stock-based compensation cost of $768, $1,196 and $1,307. As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options was $552.

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstance s in accordance with the terms of the plans. Grants issued subsequent to adoption of FASB ASC Topic 718 (October 1, 2005), which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the plan’s five-year vesting period depending upon the age of the grantee. As of September 30, 2009, 47,800 restricted shares and 7,500 stock options were potentially subject to accelerated vesting, but will not be expensed over a shorter time period, unless acceleration is deemed to have occurred. The Company recognized expense associated with the acceleration of 0, 10,000 and 21,980 restricted shares in 2009, 2008 and 2007, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(2)	Acquisitions

Summary of Acquisition Transactions.  Below is the summary of the acquisition transactions for Warwick Community Bancorp (2005) “WSB”, Ellenville National Bank (2004) “ENB”, National Bank of Florida (2002) “NBF”, one purchase in 2005 of a branch office of HSBC Bank USA, National Association (“HSBC”) and Hudson Valley Investment Advisors (“HVIA”).

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	-	6,257,896	3,969,676	-	10,435,903
Loans acquired	$-	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	-	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	-	91,576	51,794	13,063	158,964
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	23,326
At September 30, 2009
Goodwill	$3,279	$-	$92,145	$52,102	$13,335	$160,861
Accumulated core deposit/other amortization	943	1,313	7,732	6,150	1,698	17,836
Net core deposit/other intangible	1,887	376	2,663	474	89	5,489

* In addition to the above, the Company also carries $877 in mortgage servicing rights.

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions and the $750 settlement of the earnout provision for HVIA in 2007.

Future Amortization of Core Deposit and Other Intangible Assets.  The following table sets forth the future amortization of core deposit and other intangible assets:

At September 30, 2009	Amortization
Less than one year	$1,853
One to two years	1,360
Two to three years	941
Three to four years	580
Four to five years	283
Beyond five years	472
Total	$5,489

Goodwill is not amortized to expense and is reviewed for impairment at least annually, with impairment losses charged to expense, if and when they occur. The core deposit and other intangible assets are recognized apart from goodwill and they are amortized to expense over their estimated useful lives and evaluated at least annually for impairment.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(3)	Securities Available for Sale

The following is a summary of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Mortgage-backed securities
Fannie Mae	$238,723	$4,606	$(266)	$243,063
Freddie Mac	92,885	1,621	-	94,506
Ginnie Mae	26,586	358	(15)	26,929
CMO/Other MBS	66,784	174	(941)	66,017
	424,978	6,759	(1,222)	430,515
Investment securities
U.S. Government securities	20,893	183	-	21,076
Federal agencies	186,301	678	(279)	186,700
Corporate bonds	25,245	579	(1)	25,823
State and municipal securities	158,007	9,591	(14)	167,584
Equities	1,145	-	(260)	885
	391,591	11,031	(554)	402,068

Total available for sale	$816,569	$17,790	$(1,776)	$832,583

September 30, 2008
Mortgage-backed securities
Fannie Mae	$385,138	$1,719	$(2,185)	$384,672
Freddie Mac	189,113	1,694	(818)	189,989
Other	36,821	650	(1,116)	36,355
	611,072	4,063	(4,119)	611,016
Investment securities
U.S. Government securities	-	-	-	-
Federal agencies	30,022	19	-	30,041
State and municipal securities	159,334	125	(9,858)	149,601
Equities	1,146	-	(116)	1,030
	190,502	144	(9,974)	180,672

Total available for sale	$801,574	$4,207	$(14,093)	$791,688

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

	September 30, 2009
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$3,678	$3,732
One to five years	205,906	208,022
Five to ten years	86,696	89,651
Greater than ten years	94,166	99,778
Total	$390,446	$401,183

Proceeds from sales of securities available for sale during the years ended September 30, 2009 2008 and 2007 totaled $556,796 $40,438, and 10,838 respectively. These sales resulted in gross realized gains of $18,043, $983 and $0 for the years ended September 30, 2009, 2008, and 2007 respectively, and gross realized loss of $0, $0, $8 in fiscal year 2009, 2008, and 2007 respectively.

Securities, including held to maturity securities, with carrying amounts of $231,190 and $323,694 were pledged as collateral for borrowings at September 30, 2009 and September 30, 2008, respectively. U.S. Government and municipal securities with carrying amounts of $290,038 and $441,640 were pledged as collateral for municipal deposits and other purposes at September 30, 2009 and September 30, 2008, respectively.

Securities Available for Sale with Unrealized Losses.  The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$63,965	$(494)	$9,651	$(728)	$73,616	$(1,222)
U.S. Government and agency securities	64,689	(278)	42	(1)	64,731	(279)
Corporate bonds	2,185	(1)	-	-	2,185	(1)
State and municipal securities	1,710	(14)	-	-	1,710	(14)
Equity securities	-	-	885	(260)	885	(260)
Total	$132,549	$(787)	$10,578	$(989)	$143,127	$(1,776)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$259,247	$(3,675)	$22,492	$(444)	$281,739	$(4,119)
U.S. Government and agency securities	-	-	47	-	47	-
State and municipal securities	113,509	(7,535)	19,241	(2,323)	132,750	(9,858)
Equity securities	926	(115)	104	(1)	1,030	(116)
Total	$373,682	$(11,325)	$41,884	$(2,768)	$415,566	$(14,093)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or be required to sell prior to recovery of cost basis).

Based on a review of each of the securities in the investment portfolio in accordance FASB ASC 320, at September 30, 2009, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of September 30, 2009 the Company does not intend to sell nor is it anticipated that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at September 30, 2009 relate to investment grade securities and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2009. A total of 31 available for sale securities were in a continuous unrealized loss position for less than 12 months and 13 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at September 30, 2009, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are five individual private label CMO’s that have an amortized cost of $11,050 and a fair value (carrying value) of $10,411 as of September 30, 2009.  These securities were all performing as of September 30, 2009 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(4)	Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Mortgage-backed securities
Fannie Mae	$2,713	$110	$-	$2,823
Freddie Mac	2,834	82	-	2,916
Other	905	6	-	911
	6,452	198	-	6,650
Investment securities
State and municipal securities	37,162	940	(47)	38,055
Other	1,000	34	-	1,034
	38,162	974	(47)	39,089

Total held to maturity	$44,614	$1,172	$(47)	$45,739

September 30, 2008
Mortgage-backed securities
Fannie Mae	$4,929	$62	$(4)	$4,987
Freddie Mac	4,297	69	(31)	4,335
Ginnie Mae & Other	1,125	2	(1)	1,126
	10,351	133	(36)	10,448
Investment securities
State and municipal securities	32,604	236	(449)	32,391
Equities	58	2	-	60
	32,662	238	(449)	32,451

Total held to maturity	$43,013	$371	$(485)	$42,899

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2009
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$21,104	$21,277
One to five years	8,677	8,938
Five to ten years	2,724	2,935
Greater than ten years	5,657	5,939
Total	$38,162	$39,089

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Proceeds from sales of securities held to maturity during the years ended September 30, 2009, 2008 and 2007 totaled $625, $0 and $0, respectively. These sales resulted in gross realized gains of $33, $0 and $0 for the years ended September 30, 2009, 2008, and 2007 respectively, and gross realized losses of $0 in fiscal year 2009, 2008, and 2007 respectively.   These securities can be considered maturities per FASB ASC Topic #320, Investments – Debt & Equity securities, as the sale of the securities occurred after at least 85 percent of the principal outstanding had been collected since acquisition.

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	$1,019	$(47)	$-	$-	$1,019	$(47)
Total	$1,019	$(47)	$-	$-	$1,019	$(47)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$3,654	$(5)	$1,282	$(31)	$4,936	$(36)
State and municipal securities	13,136	(420)	540	(29)	13,676	(449)
Other securities					-	-
Total	$16,790	$(425)	$1,822	$(60)	$18,612	$(485)

All of the unrealized losses on held to maturity securities at September 30, 2009 relate to local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2009. A total of 7 held-to-maturity securities were in a continuous unrealized loss position for less than 12 months, and 0 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(5)	Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2009	2008

One- to four-family residential mortgage loans:
Fixed rate	$419,863	$472,536
Adjustable rate	40,865	40,845
	460,728	513,381
Commercial real estate loans	554,550	554,811
Commercial business loans	242,629	243,642
Acquisition, development & construction loans	193,828	170,979
	991,007	969,432
Consumer loans:
Home equity lines of credit	180,205	166,491
Homeowner loans	54,941	58,569
Other consumer loans, including overdrafts	16,376	23,680
	251,522	248,740
Total loans	1,703,257	1,731,553
Allowance for loan losses	(30,050)	(23,101)
Total loans, net	$1,673,207	$1,708,452

Total loans include net deferred loan origination costs of $1,654 and $2,711 at September 30, 2009 and September 30, 2008, respectively.

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York and Bergen County, New Jersey. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and acquisition, development and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company’s primary market area.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The principal balances of non-performing loans were as follows:

	2009		2008
	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual

One- to four-family residential mortgage loans	$2,932	$4,425	$2,487	$1,731
Commercial real estate loans	977	5,826	732	3,100
Commercial business loans	-	457	-	2,811
Acquisition, development & construction loans	440	10,830	-	5,596
Consumer loans	211	371	70	351
Total non-performing loans	$4,560	$21,909	$3,289	$13,589

Troubled debt restructured loans	$674	$-	$-	$-

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $1,429, $1,129 and $362, for the years ended September 30, 2009, 2008 and 2007, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of $724, $724 and $105, respectively.

The Company’s impaired loans were $22,101 at September 30, 2009 and $13,237 million as of September 30, 2008. Substantially all of these loans were collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for a specific allocation of the allowance for loan losses on a loan-by-loan basis for impaired loans. The specific allocation for impaired loans was $2.3 million and $1.3 million as of September 30, 2009 and 2008, respectively. The Company’s average recorded investment in impaired loans was $19, 310, $9,465 and $1,500 during the years ended September 30, 2009, 2008, and 2007 respectively.  Interest income recognized (including income recognized on a cash basis) for impaired loans was $723, $698 and $91 for the years ended September 30, 2009, 2008, and 2007 respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year ended September 30,
	2009	2008	2007
Balance at beginning of year	$23,101	$20,389	$20,373
Provision for loan losses	17,600	7,200	1,800

Charge-offs	(11,289)	(4,929)	(2,493)
Recoveries	638	441	709
Net Charge offs	(10,651)	(4,488)	(1,784)
Balance at end of year	$30,050	$23,101	$20,389

Provisions for losses and other activity in the allowance for losses on real estate owned were insignificant during the years ended September 30, 2009, 2008 and 2007.

Certain residential mortgages originated by the Company are sold in the secondary market. Non-interest income includes net gains on such sales of $961 in fiscal 2009, $0 in fiscal 2008, and $155 in fiscal 2007. At September 30, 2009 and 2008 there were $1,213 and $189 residential mortgage loans held for sale, respectively. The Company ceased originating student loans in 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other assets at September 30, 2009 and 2008 include capitalized mortgage servicing rights with a carrying amount of $840 and $655, respectively, which are recorded at the lower of amortized cost or fair market value.  The Company recorded a valuation allowance of $115 at September 30, 2009.  No valuation allowance was required at September 30, 2008.  The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others, including loan participations, totaled approximately $163,621, $129,331 and $122,279 at September 30, 2009, 2008 and 2007, respectively. Mortgage escrow funds include balances of $1,018 and $766 at September 30, 2009 and 2008, respectively, related to loans serviced for others.

(6)	Accrued Interest Receivable

The components of accrued interest receivable were as follows:

	September 30,
	2009	2008
Loans	$5,417	$5,984
Securities	5,055	4,897
Total accrued interest receivable	$10,472	$10,881

(7)	Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2009	2008
Land and land improvements	$4,320	$3,779
Buildings	31,332	26,916
Leasehold improvements	8,553	8,559
Furniture, fixtures and equipment	30,963	29,086
	75,168	68,340
Accumulated depreciation and amortization	(34,476)	(31,624)
Total premises and equipment, net	$40,692	$36,716

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(8)	Deposits

Deposit balances and weighted average interest rates at September 30, 2009 and 2008 are summarized as follows:

	September 30,
	2009		2008
	Amount	Rate	Amount	Rate
Non interest bearing demand deposits:
Retail	$169,122	—%	$162,161	—%
Commercial	236,516	—	203,682	—
Municipal	86,596	—	122,047	—
Business NOW deposits	36,972	0.22	20,881	0.49
Municipal NOW deposits	188,074	0.28	196,581	0.49
Personal NOW deposits	127,595	0.11	115,442	0.10
Savings deposits	357,814	0.11	335,986	0.33
Money market deposits	384,632	0.43	306,504	1.46
Certificates of deposit	494,961	1.83	525,913	2.79
Total deposits	$2,082,282	0.57%	$1,989,197	1.08%

Municipal deposits held by PMB totaled $470,170 and $460,820 at September 30, 2009 and September 30, 2008, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes.   Deposits received for tax receipts were $201,000 and $242,300 at September 30, 2009 and September 30, 2008, respectively.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2009	2008
Remaining period to contractual maturity:
Less than one year	$439,642	$487,419
One to two years	19,081	23,805
Two to three years	10,952	3,990
Three to four years	8,741	2,523
Four to five years	16,545	8,176
Total certificates of deposit	$494,961	$525,913

Certificate of deposit accounts with a denomination of $100k or more totaled $160,660 and $186,326 at September 30, 2009 and 2008, respectively. The Company had $20,578 (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $10,558) and $16,582 (none of which were CDAR’s) of brokered deposits as of September 30, 2009 and 2008, respectively.

Interest expense on deposits is summarized as follows:

	Years ended September 30,
	2009	2008	2007
Savings deposits	$758	$1,244	$1,930
Money market and NOW deposits	3,377	6,313	7,293
Certificates of deposit	14,240	20,787	27,216
Total interest expense	$18,375	$28,344	$36,439

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(9)	FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2009		2008
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$200,628	4.16%	$305,842	3.20%
Repurchase agreements	230,000	3.95%	260,166	3.85%
Senior unsecured debt (FDIC insured)	51,494	2.74%	-
Total borrowings	$482,122	3.91%	$566,008	3.50%
By remaining period to maturity:
Less than one year	$62,677	4.09%	$153,893	2.16%
One to two years	44,921	3.79%	52,961	3.62%
Two to three years	73,994	3.14%	32,129	3.88%
Three to four years	31,639	3.98%	22,500	4.03%
Four to five years	25,159	4.14%	35,424	3.96%
Greater than five years	243,732	4.09%	269,101	4.09%
Total borrowings	$482,122	3.91%	$566,008	3.50%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible residential mortgage loans and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2009 and 2008, the Bank had pledged residential mortgage loans totaling $350,538 and $385,279, respectively. The Bank had also pledged securities with carrying amounts of $231,190 and $323,694 as of September 30, 2009 and September 30, 2008, respectively, to secure repurchase agreements.  Based on total outstanding borrowings with the FHLB which totaled $430,628 and $555,252 as of September 30, 2009 and September 30, 2008, the bank had unused borrowing capacity under the FHLB Line of Credit of $200,000 and $142,000, respectively.  As of September 30, 2009, the Bank may borrow amounts in addition to the line of credit by pledging securities and mortgages not required to be pledged for other purposes with a market value of $379,000. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 6.2 years and 6.4 years at September 30, 2009 and 2008, respectively. Average borrowings under securities repurchase agreements were $238,750 and $254,189 during the years ended September 30, 2009 and 2008, respectively, and the maximum outstanding month-end balance was $250,000 and $299,564, respectively.

FHLB borrowings (includes advances and repurchase agreements) of $227,500 and $302,500 at September 30, 2009 and 2008 respectively are callable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 6.75 years and 7.3 years and weighted average interest rates of 4.63% and 4.24% at September 30, 2009 and 2008, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(10)	Income Taxes

Income tax expense consists of the following:

	Years ended September 30,
	2009	2008	2007
Current tax expense:
Federal	$10,369	$10,774	$6,462
State	1,446	1,658	833
	11,815	12,432	7,295
Deferred tax expense (benefit):
Federal	(1,567)	(2,056)	1,015
State	(73)	(472)	256
	(1,640)	(2,528)	1,271
Total income tax expense	$10,175	$9,904	$8,566

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2009	2008	2007
Tax at Federal statutory rate of 35%	$12,612	$11,789	$9,868

State income taxes, net of Federal tax benefit	892	771	708
Tax-exempt interest	(2,536)	(2,241)	(1,783)
Nondeductible portion of ESOP expense	19	112	551
BOLI income	(964)	(641)	(715)
Low-income housing and other tax credits	-	-	(55)
Other, net	152	114	(8)
Actual income tax expense	$10,175	$9,904	$8,566
Effective income tax rate	28.2%	29.4%	30.4%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

	September 30,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$12,203	$9,381
Deferred compensation	3,715	3,702
Purchase accounting adjustments	105	282
Other comprehensive loss	-	6,546
Goodwill	184	213
Accrued post retirement expense	1,111	1,102
Other	1,014	580
Total deferred tax assets	18,332	21,806
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (REIT Income)	6,518	6,723
Prepaid pension costs	3,866	2,035
Core deposit intangibles	367	939
Purchase accounting fair value adjustments	249	249
Depreciation of premises and equipment	705	150
Other comprehensive income	1,694	-
Other	980	1,156
Total deferred tax liabilities	14,379	11,252
Net deferred tax asset	$3,953	$10,554

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2009 and 2008.

The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined “base-year” amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank’s base-year tax bad debt reserves for Federal tax purposes were $9,313 at both September 30, 2009 and 2008. The Bank’s tax bad debt reserves for NY State purposes were $46,555 and $48,423 at September 30, 2009 and 2008, respectively. Associated deferred tax liabilities of $5,872 and $5,976 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves ($3,260) and New York State bad debt reserves ($2,612) and ($2,716) net of federal benefit  at September 30, 2009 and 2008, respectively will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemptions of the Bank’s stock or certain excess distributions by the Bank to Provident New York Bancorp and (ii) failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2008	$596
Additions for tax positions of prior years	-
Reductions due to the statute of limitations	(596)
Balance at September 30, 2009	$-

The Company does not expect that the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement in income tax expense (benefit) for the years ended September 30, 2009 and September 30, 2008 were ($89) and $58 respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes.  The tax years that are currently open for audit are 2006 and later for both federal and for New York State income tax.

(11)	Employee Benefit Plans and Stock-Based Compensation Plans

(a)	Pension Plans

The Company has a noncontributory defined benefit pension plan covering employees that were eligible as of September 30, 2006. In July, 2006 the Board of Directors of the Company approved a curtailment to the Provident Bank Defined Benefit Pension Plan (“the Plan”) as of September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants may enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Company’s funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

In addition, the Board approved amending the Provident Bank 401(k) and Profit Sharing Plan, a 401(k) plan available to all employees who are age 21 or older. The amendment to the 401(k) plan added a profit sharing contribution for employees, which was 3% of eligible compensation for fiscal 2009 and 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of changes in the projected benefit obligation and fair value of plan assets.  The Company uses a September 30 measurement date for its pension plans.

	September 30,
	2009	2008
Changes in projected benefit obligation:
Beginning of year	$23,100	$29,092
Service cost	-	-
Interest cost	1,593	1,558
Actuarial (gain) loss	4,130	(2,187)
Contract conversion	-	(3,964)
Benefits paid	(860)	(1,399)
End of year	27,963	23,100
Changes in fair value of plan assets:
Beginning of year	20,926	31,701
Actual gain (loss) on plan assets	287	(5,412)
Employer contributions	5,150	-
Contract conversion	-	(3,964)
Benefits and distributions paid	(860)	(1,399)
End of year	25,503	20,926
Funded status at end of year	$(2,460)	$(2,174)

Amounts recognized in accumulated other comprehensive loss at September 30, 2009 and 2008 consisted of:

	2009	2008
Unrecognized actuarial loss	$11,980	$7,185
Deferred tax asset	(4,865)	(2,913)
Net amount recognized in accumulated other comprehensive loss	$7,115	$4,272

Discount rates of 5.75%, 7.0% and 6.25% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2009, 2008 and 2007, respectively.  No compensation increases were used as the plan is frozen.  The weighted average long-term rate of return on plan assets was 7.75% for fiscal years ended 2009, 2008 and 2007. The accumulated benefit obligation was $27,963 and $23,100 at year end September 30, 2009 and 2008 respectively.  The discount rate used in the determination of net periodic pension expense were 7.0%, 6.25%, and 6.0% for the years ending September 30, 2009, 2008 and 2007, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2010	1,215
2011	1,285
2012	1,339
2013	1,423
2014	1,527
2015 - 2019	9,227

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The components of the net periodic pension expense (benefit) were as follows:

	Years ended September 30,
	2009	2008	2007
Service cost	$-	$-	$-
Interest cost	1,593	1,558	1,735
Expected return on plan assets	(1,778)	(2,110)	(2,285)
Amortization of unrecognized loss	826	-	-
Recognized net actuarial loss	-	-	55
Net periodic pension expense (benefit)	$641	$(552)	$(495)

Unrecognized actuarial loss and prior service cost totaling $1.5 million  is expected to be amortized to pension expense during the next fiscal year ending September 30, 2010.

Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2009, and September 30, 2008 and target allocations for 2010, by asset category, are as follows:

	September 30, 2008	September 30, 2009	Target Allocation 2010

Equity securities	71%	70%	70%
Fixed income	29%	30%	30%
Cash	0%	0%	0%

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

There were no pension plan assets consisting of Provident New York Bancorp equity securities (common stock) at September 30, 2009 or at September 30, 2008.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in 2010 will be made.

The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $94, $82 and $78 for the years ended September 30, 2009, 2008 and 2007, respectively. The actuarial present value of the projected benefit obligation was $1,587 and $1,353 at September 30, 2009 and 2008, respectively, and the vested benefit obligation was $1,587 and $1,353 for the same periods, respectively, all of which is unfunded.

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

Data relating to the postretirement benefit plan follows:

	September 30,
	2009	2008
Change in accumulated postretirement benefit obligation:
Beginning of year	$1,720	$1,341
Service cost	22	17
Interest cost	118	94
Actuarial (gain)	272	(168)
Plan participants' contributions	-	92
Amendments	-	498
Benefits paid	(91)	(154)
End of year	$2,041	$1,720

Changes in fair value of plan assets:
Beginning of year	$-	$-
Employer contributions	91	62
Plan participants' contributions	-	92
Benefits paid	(91)	(154)
End of year	$-	$-

Funded status	$(2,041)	$(1,720)

Components of net periodic benefit expense (benefit):

	For years ended September 30,
	2009	2008	2007
Service Cost	$22	$17	$19
Interest Cost	118	94	79
Amortization of transition obligation	24	10	10
Amortization of prior service cost	49	20	7
Amortization of actuarial gain	(119)	(115)	(132)
Total	$94	$26	$(17)

There is no unrecognized actuarial loss and prior service cost expected to be amortized out of accumulated other comprehensive income in 2010.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid in future years:

2010	131
2011	133
2012	135
2013	140
2014	143
2015-2018	755

Assumptions used for plan	2009	2008

Medical trend rate next year	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%
Discount rate	5.50%	7.25%
Discount rate used to value periodic cost	7.25%	6.25%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company's  cap on cost.

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2009 and 2008 consisted of:

	2009	2008
Post retirement plan unrecognized gain	$1,235	$1,499
Post retirement plan unrecognized service cost	(461)	(509)
Post retirement unrecognized transition obligation	(61)	(70)
Post retirement SERP	(182)	(7)
Post employment BOLI	(61)	66
Transition obligation	(621)	-
Subtotal	(151)	979
Deferred tax liability	61	(396)
Net amount recognized in accumulated other comprehensive income (loss)	$(90)	$583

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of September 30, 2007, the Company adopted FASB ASC Topic # 715 Compensation - Retirement Benefits. Accordingly, the Company recorded a charge of $287, net of taxes, to accumulated other comprehensive loss related to our pension and other postretirement plans for the year ended September 30, 2007, as follows:

Pension Plan unrecognized actuarial loss	$(1,848)
Post retirement plan unrecognized gain	1,510
Post retirement plan unrecognized service cost	(31)
Post retirement plan unrecognized transition obligation	(81)
Post retirement SERP	(30)
Subtotal	(480)
Net deferred tax asset	193
Net amount recognized in accumulated other comprehensive income	$(287)

(c)	Employee Savings Plan

The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant’s contributions up to a maximum matching contribution of 3% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a profit sharing component which was 3% of eligible compensation, in addition to the matching contributions for 2009.  Voluntary matching and profit sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,594, $1,626, and $1,368 for the years ended September 30, 2009, 2008 and 2007, respectively.

(d)	Employee Stock Ownership Plan

In connection with the reorganization and initial common stock offering in 1999, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from the Bank and used the funds to purchase 1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank made periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which matured December 31, 2007. The ESOP used these contributions, any dividends received by the ESOP on unallocated shares and forfeitures beginning in 2007, to make principal and interest payments on the loan.

In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an additional ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service.  A total of $4, $293 and $250 was reversed against expense for the years ended September 30, 2009, 2008, and 2007 respectively.

ESOP expense was $484 (net of forfeitures), $802 (net of forfeitures), and $2,393 for the years ended September 30, 2009, 2008 and 2007, respectively. Through September 30, 2009 and 2008, a cumulative total of 1,655,146 shares and 1,605,214 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity (713,622 shares with a cost of $7,136 and a fair value of approximately $6,815 at September 30, 2009 and 763,554 shares with a cost of $7,635 and a fair value of approximately $10,094 at September 30, 2008, respectively).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $212, $234, and $195 for the years ended September 30, 2009, 2008 and 2007, respectively. Amounts accrued and recorded in other liabilities at September 30, 2009 and 2008, including the defined benefit component were $2.8 million and $2.4 million respectively.

(e)    Recognition and Retention Plan

In February 2000, the Company’s stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $2,995 was charged to stockholders’ equity. The awards vested at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. As of September 30, 2009, 27,413 shares remain available for future grant from this plan. In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value of $12.84 per share $(9,789), was charged to stockholders’ equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2009, 47,800 shares were potentially subject to accelerated vesting. The Company granted an additional 6,000 shares in 2008 at an average grant date fair value of $13.46, vesting 20% each year.

Under the 2004 restricted stock plan, 49,620 shares of authorized but un-issued shares remain available for future grant at September 30, 2009. Forfeited shares are available for re-issuance.  The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.7 million, $1.8 million and $2.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. The remaining unearned compensation cost is $1.0 million as of September 30, 2009 and is recorded as a reduction of additional paid in capital. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The fair value of the shares awarded, measured as of the grant date continues to be recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

A summary of restricted stock award activity under the plan for the year ended September 30, 2009, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2008	205,950	$12.89
Granted	-	-
Vested	131,200	12.86
Forfeited	-	-
Nonvested shares at September 30, 2009	74,750	$12.93

The total fair value of restricted stock vested for fiscal year ended September 30, 2009, 2008 and 2007 was $1.3 million, $1.9 million and $2.1 million, respectively.  The intrinsic value of shares vested during 2009 was $(434).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(f)    Stock Option Plan

The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock were reserved for issuance under the Stock Option Plan. In March, 2005, 1,718,300 options were granted. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. As of September 30, 2009, 7,500 shares were potentially subject to accelerated vesting.   Substantially, all stock options outstanding are expected to vest.  Compensation expense related to stock option plans was $0.8 million, $1.2 million and $1.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted Average exercise price
Outstanding at September 30, 2008	2,481,163	$10.91
Granted	88,861	9.04
Exercised	(270,830)	3.61
Forfeited	(57,700)	13.00
Outstanding shares at September 30, 2009	2,241,494	$11.66

The total intrinsic value of stock options vested (exercisable) for fiscal years ended September 30, 2009, 2008 and 2007 was $4.1 million, $5.6 million and $3.9 million, respectively.  The unrecognized compensation cost associated with stock options was $0.6 million as of September 30, 2009.  The intrinsic value of stock options exercised during 2009 was $1.6 million.

At September 30, 2009 and 2008, respectively, there were 363,154 and 305,454 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2009 was $4.7 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2009 and the exercise price, multiplied by the number of in the money options).   The cash received from option exercises was $354 and $414 for fiscal 2009 and 2008 respectively.  There was no tax benefit recorded in the results of operations to the Company from the exercise of options for either fiscal 2009 or fiscal 2008.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of stock options at September 30, 2009 follows:

	Outstanding			Exercisable

		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)

Range of Exercise Price
$3.50 to $7.31	261,449	$4.15	0.4	261,449	$4.15	0.4
$8.11 to $11.85	247,618	10.68	2.6	241,618	10.67	2.6
$12.01 to $15.66	1,732,427	12.93	5.4	1,556,027	12.91	5.4
	2,241,494	$11.66		2,059,094	$11.53

The aggregate intrinsic value of options currently exercisable as of September 30, 2009 was $1.4 million.   All non vested shares are expected to vest.

The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option granted was $1.97 in 2009, $2.99 in 2008 and $3.07 in 2007. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2009	2008	2007
Risk-free interest rate (1)	1.9%	3.4%	4.8%
Expected stock price volatility	61.5%	28%	30%
Dividend yield (2)	3.3%	1.9%	1.6%
Expected term in years	.91	5.5	2.9

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

The components of other comprehensive income (loss) are summarized as follows:

	Year ended September, 30,
	2009	2008	2007
Net unrealized holding gain (loss) arising during the year on securities available for sale, net of related income tax expense (benefit) of $17,834 $(1,769) and $2,521, respectively	$26,142	$(1,391)	$3,610
Reclassification adjustment for net realized losses/ (gains) included in net income, net of related income tax expense (benefit) of $7,328, $399 and $(3), respectively	(10,748)	(584)	5
	15,394	(1,975)	3,615
*Minimum pension liability adjustment, net of related income tax expense of $48	-	-	70
Change in funded status of defined benefit plans, net of related income tax benefit of $2,280 and $2,326	(3,336)	(3,402)	-
	$12,058	$(5,377)	$3,685
*Excludes initial 2007 impact of the adoption of FASB ASC Topic # 715 - Compensation-Retirement Benefits
The Company’s accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2009 and 2008 consists of the after-tax net unrealized gain / (loss) on available for sale securities of $9,502 and $(5,892) respectively, and the recognition of the funded status of defined benefit plans of $7,025 and $3,689, after tax, at September 30, 2009 and 2008, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(13)	Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2009	2008	2007

Net income	$25,861	$23,778	$19,627
	(in thousands)
Weighted average common shares outstanding for computation of basic EPS(1)	38,538	38,907	40,783
Common-equivalent shares due to the dilutive effect of stock options and RRP awards(2)	168	320	484
Weighted average common shares for computation of diluted EPS	38,706	39,227	41,267
Earnings per common share:
Basic	$0.67	$0.61	$0.48
Diluted	$0.67	$0.61	$0.48

(1)	Excludes unallocated ESOP shares and non vested RRP shares.
(2)	Represents incremental shares computed using the treasury stock method.

As of September 30, 2009 and 2008 there were 1,934,637 and 1,155,653 stock options, respectively, that were considered anti-dilutive for these periods and were not included in common-equivalent shares.

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

Management believes that, as of September 30, 2009 and 2008 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2009 and 2008, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2009 and 2008.

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Tangible capital	$246,339	8.6%	$42,784	1.5%	$—	—
Tier 1 (core) capital	246,339	8.6	114,090	4.0	142,613	5.0%
Risk-based capital:
Tier 1	246,339	12.6	—	—	117,447	6.0
Total	270,807	13.8	156,596	8.0	195,746	10.0
September 30, 2008:
Tangible capital	$226,053	8.0%	$42,357	1.5%	$—	—
Tier 1 (core) capital	226,053	8.0	112,952	4.0	141,191	5.0%
Risk-based capital:
Tier 1	226,053	11.6	—	—	116,709	6.0
Total	249,154	12.8	155,612	8.0	194,515	10.0

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

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2009	2008
Total GAAP stockholder's equity (Provident Bank)	$408,555	$378,554
Goodwill and certain intangible assets	(159,600)	(162,200)
Unrealized (gains) losses on securities available for sale included in other accumulated comprehensive loss	(9,641)	5,824
Other Comprehensive Loss	7,025	3,875
Tangible, tier 1 core and
Tier 1 risk-based capital	246,339	226,053
Allowance for loan losses	24,468	23,101
Total risk-based capital	$270,807	$249,154

(b)   Dividend Payments

Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current calendar year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OTS approval. After September 30, 2009 the amount that can be paid to Provident New York Bancorp by Provident Bank is $14.8 million plus earnings for the remainder of calendar year 2009, of which $9.4 million was paid during October 2009. The Bank paid $10.5 million in dividends to Provident New York Bancorp during the year ended September 30, 2009 ($19 million during the year ended September 30, 2008 and $25 million during the year ended September 30, 2007).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

(c)   Stock Repurchase Programs

The Company announced its fourth stock repurchase program on August 24, 2007, authorizing the repurchase of 2,000,000 shares, of which 750,090 remain to be purchased at September 30, 2009.

The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2009, 2008 and 2007, was 415,811, 1,570,757, and 1,540,471 respectively at a total cost of $3.5 million, $19.8 million, and $20.9 million, respectively.

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

	September 30,
	2009	2008
Lending-related instruments:
Loan origination commitments	$133,547	$121,404
Unused lines of credit	302,455	341,069
Letters of credit	24,569	27,908

As of September 30, 2009 and September 30, 2008, 94% and 96%, respectively of lending related off balance sheet instruments were at variable rates.

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

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2009 provide for interest rates ranging principally from 2.21% to 9.75%.

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

As of September 30, 2009, the Company had $24,569 in outstanding letters of credit, of which $10,730 were secured by cash collateral.

(16)	Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms.  Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2009 were as follows (for fiscal years ending September 30th):

2010	$2,369
2011	2,330
2012	2,266
2013	2,131
2014	2,010
2015 and thereafter	19,076
$30,182

Occupancy and office operations expense includes net rent expense of $2,726, $2,398 and $1,992, for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(17)	Fair value measurements

Effective October 1, 2008, the Company adopted provisions of FASB Codification Topic 820: Fair Value Measurements and Disclosure.  This topic establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.   The fair values hierarchy is as follows:

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

As of June 30, 2009, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosure.  As a result of adoption, the Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  The Company determined that there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities, and as such determined that such transactions were deemed to be not orderly.  These five securities, with an amortized cost of $11,150 at September 30, 2009, were transferred by the Company from Level 2 to Level 3 valuations at a fair value of $9,534, in order to determine fair value.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of September 30, 2009.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Privately issued MBS
Net transfers into Level 3 at April 1, 2009	$9,534
Pay downs	(1,696)
(Amortization) and accretion	9
Total gains in other comprehensive income	2,564
Balance at September 30, 2009	$10,411

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

A summary of assets and liabilities at September 30, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2009	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$207,776	$207,776	$-	$-
Obligations of states and political subdivisions	167,584	-	167,584	-
Government issued or guaranteed mortgage-backed securities	420,104	-	420,104	-
Privately issued mortgage-backed securities	10,411	-	-	10,411
Corporate debt securities	25,823	-	25,823	-
Equities	885	-	885	-
Total Assets	$832,583	$207,776	$614,396	$10,411

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis.  Loans held for sale are subject to a fair value adjustment only when the fair value of the loans is less than their cost basis. There was no adjustment necessary to this category as of September 30, 2009.  The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance FASC ASC Topic # 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $19,752 which equals the carrying value less the allowance for loan losses allocated to these loans at September 30, 2009, of which all have been classified as Level 2.  Changes in fair value recognized on partial charge-offs on loans held by the Company for the fiscal year ended September 30, 2009 were $2,913.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance FASB ASC Topic #860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  At September 30, 2009, $840 of mortgage servicing rights had a carrying value equal to their fair value.  Changes in fair value of mortgage servicing rights recognized for the fiscal year ended September 30, 2009 was an increase of $185.  A valuation allowance of $115 is recorded at September 30, 2009 reflecting the lower of amortized cost or fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $1,712 at September 30, 2009. Changes in fair value recognized for those foreclosed assets held by the Company at September 30, 2009 were $186 for fiscal 2009.

(18)	Fair Values of Financial Instruments

FASB Codification Topic 825: Financial Instruments, requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition for interim and annual periods. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Quoted market prices are used to estimate fair values when those prices are available, although active markets do not exist for many types of financial instruments. Fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with FASB Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	September 30,		September 30,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	$160,408	$160,408	$125,810	$125,810
Securities available for sale	832,583	832,583	791,688	791,688
Securities held to maturity	44,614	45,739	43,013	42,899
Loans	1,673,207	1,674,490	1,708,452	1,721,499
Loans held for sale	1,213	1,242	189	189
Accrued interest receivable	10,472	10,472	10,881	10,881
FHLB of New York stock	23,177	23,177	28,675	28,675
Financial liabilities:
Non-maturity deposits	(1,587,321)	(1,587,321)	(1,463,285)	(1,463,285)
Certificates of Deposit	(494,961)	(498,105)	(525,912)	(525,595)
FHLB and other borrowings	(482,122)	(524,187)	(566,008)	(550,213)
Mortgage escrow funds	(8,405)	(8,405)	(7,272)	(7,155)
Accrued interest payable	(3,246)	(3,246)	(4,240)	(4,240)

The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company’s financial instruments.

(a)	Securities

The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, live trading levels, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other items.  For certain securities, for which the inputs used by independent pricing services were derived from unobservable market information, the Company evaluated the appropriateness of each price.  In accordance with adoption of FASB Codification Topic 820, the Company reviewed the volume and level of activity for its different classes of securities to determine whether transactions were not considered orderly.  For these securities, the quoted prices received from independent pricing services may be adjusted, as necessary, to estimate fair value in accordance with FASB Codification Topic 820.  If applicable, adjustments to fair value were based on averaging present value cash flow model projections with prices obtained from independent pricing services.

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

In accordance with FASB Codification Topic 825, deposits with no stated maturity (such as savings, demand and money market deposits) were assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds were segregated by account type and original term, and fair values were estimated by discounting the contractual cash flows. The discount rate for each account grouping was equivalent to the current market rates for deposits of similar type and maturity.

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2009 and September 30, 2008, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19)	Recently Issued Accounting Standards Not Yet Adopted

FASB Codification Topic 860: Transfers and Servicing includes amendments to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The amendments to U.S. GAAP guidance on transfer and servicing of financial assets eliminate the concept of a “qualifying special purpose entity”, change the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period.  These amendments will be effective January 1, 2010 and are not expected to have a material effect on the Company’s financial statements.

Amendments to FASB Codification Topic 810: Consolidation changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design as well as its ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The amendments to U.S. GAAP require additional disclosures about the reporting entity’s involvement with variable-interest entities, as well as any significant changes in risk exposure due to that involvement and its effect on the entity’s financial statements.  These amendments will be effective January 1, 2010 and are not expected to have a material impact on the Company’s financial statements.

Please see Note 1 for a discussion of adoption of new accounting standards.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(20)	Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:

Condensed Statements of Financial Condition	September 30,
	2009	2008
Assets:
Cash	$2,466	$3,252
Loan receivable from ESOP	8,170	8,562
Securities available for sale at fair value	790	926
Investment in Provident Bank	409,588	379,480
Non-bank subsidiaries	7,218	7,341
Other assets	690	769
Total assets	$428,922	$400,330

Liabilities	$1,466	$1,172
Stockholders’ equity	427,456	399,158

Total liabilities & stockholders' equity	$428,922	$400,330

	Year ended September 30,
	2009	2008	2007
Condensed Statements of Income
Interest income	$358	$473	$687
Dividend income on equity securities	28	27	-
Dividends from Provident Bank	10,500	19,000	25,000
Dividends from non-bank subsidiaries	607	650	650
Non-interest expense	(3,372)	(3,807)	(3,993)
Income tax benefit	797	962	1,025
Income before equity in undistributed earnings of subsidiaries	8,918	17,305	23,369
Equity in undistributed (excess distributed) earnings of:
Provident Bank	17,076	6,644	(3,757)
Non-bank subsidiaries	(133)	(171)	15
Net income	$25,861	$23,778	$19,627

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year ended September 30,
	2009	2008	2007
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$25,861	$23,778	$19,627
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of Provident Bank	(17,076)	(6,644)	3,757
Non-bank subsidiaries	133	171	(15)
Other adjustments, net	(475)	760	(3,027)
Net cash provided by operating activites	8,443	18,065	20,342
Cash flows from investing activities:
Purchase of equity securities, available for sale	—	(1,041)	—
ESOP loan principal repayments	392	754	739
Net cash provided by (used in) investing activities	392	(287)	739
Cash flows from financing activities:
Capital contribution to subsidiaries	—	—	(750)
Treasury shares purchased	(3,459)	(20,230)	(21,503)
Cash dividends paid	(9,379)	(9,525)	(8,278)
Stock option transactions including RRP	2,729	4,001	2,986
Other equity transactions	488	1,382	3,233
Net cash used in financing activities	(9,621)	(24,372)	(24,312)
Net decrease in cash	(786)	(6,594)	(3,231)
Cash at beginning of year	3,252	9,846	13,077
Cash at end of year	$2,466	$3,252	$9,846

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(21)	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2009 and 2008:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Year ended September 30, 2009
Interest and dividend income	$35,871	$33,586	$31,651	$30,482
Interest expense	10,825	9,951	8,925	8,019
Net interest income	25,046	23,635	22,726	22,463
Provision for loan losses	2,500	7,100	3,500	4,500
Non-interest income	5,771	11,123	15,255	7,804
Non-interest expense	19,235	20,076	21,517	19,359
Income before income tax expense	9,082	7,582	12,964	6,408
Income tax expense	2,791	2,038	4,014	1,332
Net income	$6,291	$5,544	$8,950	$5,076
Earnings per common share:
Basic	$0.16	$0.14	$0.23	$0.13
Diluted	$0.16	$0.14	$0.23	$0.13
Year ended September 30, 2008
Interest and dividend income	$38,845	$37,365	$36,066	$36,706
Interest expense	16,471	14,124	11,878	11,169
Net interest income	22,374	23,241	24,188	25,537
Provision for loan losses	700	3,000	1,400	2,100
Non-interest income	4,959	5,753	5,024	5,306
Non-interest expense	18,122	18,924	18,955	19,499
Income before income tax expense	8,511	7,070	8,857	9,244
Income tax expense	2,617	1,987	2,551	2,749
Net income	$5,894	$5,083	$6,306	$6,495
Earnings per common share:
Basic	$0.15	$0.13	$0.16	$0.17
Diluted	$0.15	$0.13	$0.16	$0.17

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of Provident New York Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in Provident New York Bancorp’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)

Provident New York Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the management of Provident New York Bancorp’s, including Provident New York Bancorp’s CEO and CFO, Provident New York Bancorp conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO.  Based on that evaluation, management of Provident New York Bancorp concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.  Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The “Proposal I — Election of Directors” section of Provident New York Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2010 (the “Proxy Statement”) is incorporated herein by reference.

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

Set forth below is certain information as of September 30, 2009, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	2,241,494	$11.66	363,154
Recognition and Retention Plan (1)	74,750	N/A	77,033
Total (2)	2,316,244	$11.66	440,187

(1)	Represents shares that have been granted but have not yet vested.
(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements
(B)	Consolidated Statements of Financial Condition as of September 30, 2009 and 2008
(C)	Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007
(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007
(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

3.1	Certificate of Incorporation of Provident New York Bancorp1
3.2	Bylaws of Provident New York Bancorp, as amended2
10.2	Employment Agreement with George Strayton3*
10.3	Employment Agreement with Daniel Rothstein3*
10.4	Deferred Compensation Agreement, as amended and restated4*
10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan5*
10.5.1	Provident 2005 Supplemental Executive Retirement Plan6*
10.6	Executive Officer Incentive Program7*
10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended8*
10.8	Provident Bank 2000 Stock Option Plan9*
10.9	Provident Bank 2000 Recognition and Retention Plan10*
10.10	Employment Agreement with Paul A. Maisch3*
10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan11*
10.12	Provident Bank Executive Officer Incentive Plan12*
10.13	Employment Agreement with Stephen Dormer3*
10.14	Employment Agreement with Richard Jones13*
21	Subsidiaries of Registrant3
23.1	Consent of Crowe Horwath LLP3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 20023
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 20023
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 20023

1	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
2	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on May 8, 2009.
3	Incorporated by reference to Exhibit 10.2 of the 2008 10-K (File No, 0-25233), files with the Commission on December 15, 2008.
4	Incorporated by reference to Exhibit 10.3 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
5	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No 333-63593) filed with the Commission on September 17, 1998.
6	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
7	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
8	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
9	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.
10	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
11	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.

12	Incorporated by reference to Exhibit 10.10 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
13	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
14	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005.
15	Incorporated by reference to Exhibit 10.13 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
16	Incorporated by reference to Exhibit 10.14 of the 2006 10-K (File No. 0-25233), filed with the Commission on February 6, 2009.
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	December 10, 2009	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ George Strayton	By:	/s/ Paul A. Maisch
	George Strayton		Paul A. Maisch
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer
Date:	December 10, 2009		Principal Financial Officer
		Date:	December 10, 2009

By:	/s/ William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ Judith Hershaft	By:	/s/ Thomas F. Jauntig, Jr.	By:	/s/ Thomas G. Kahn
	Judith Hershaft		Thomas F. Jauntig, Jr.		Thomas G. Kahn
	Director		Director		Director
Date:	December 10, 2009	Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover	By:	/s/ Donald T. McNelis
	R. Michael Kennedy		Victoria Kossover		Donald T. McNelis
	Director		Director		Director
Date:	December 10, 2009	Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ Richard A. Nozell	By:	/s/ Carl Rosenstock	By:	/s/ William Sichol Jr.
	Richard A. Nozell		Carl Rosenstock		William Sichol Jr.
	Director		Director		Director
	December 10, 2009		December 10, 2009		December 10, 2009

By:	/s/ Burt Steinberg
Burt Steinberg
Director
Date	December 10, 2009