Form 10-K/A
period 2009-09-30
PROVIDENT NEW YORK BANCORP
filed 2009-12-18
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No 1)
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

(845) 369-8040
__________________________________
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

PROVIDENT NEW YORK BANCORP

FORM 10-K/A
for the Fiscal Year Ended September 30, 2009

EXPLANATORY NOTE		2

Part IV		3
Item 15.	Exhibits, Financial Statement Schedules	3

SIGNATURE		5

EXHIBIT INDEX		6
Exhibit 21	Subsidiaries of the Registrant	8
Exhibit 23	Consent of Crowe Horwath LLP	9
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	11
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002	12

EXPLANATORY NOTE

Provident New York Bancorp (“Provident” or the “Company”) is filing this Amendment No. 1 (“the Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Annual Report”), filed with the Securities and Exchange Commission on December 10, 2009.  Specifically, this Amendment amends the Exhibit Index in Item 15 of the Annual Report, and includes Exhibit 21, the Subsidiaries of the Registrant and Exhibit 23, the Consent of Independent Registered Accounting Firm, which were inadvertently omitted from the Annual Report when it was filed.  The Amendment also includes updated certifications from the Chief Executive Officer and Chief Financial Officer, attached as Exhibits 31.1, 31.2 and 32.

This Amendment does not reflect events occurring after the filing of the original Annual Report. Further, this Amendment does not modify or update the disclosures in the original Annual Report in any way other than as required to reflect the amendments set forth below.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) (3) Exhibits

3.1	Certificate of Incorporation of Provident New York Bancorp1
3.2	Bylaws of Provident New York Bancorp, as amended2
10.2	Employment Agreement with George Strayton3*
10.3	Employment Agreement with Daniel Rothstein4*
10.4	Deferred Compensation Agreement, as amended and restated5*
10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan6*
10.5.1	Provident 2005 Supplemental Executive Retirement Plan7*
10.6	Executive Officer Incentive Program8*
10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended9*
10.8	Provident Bank 2000 Stock Option Plan10*
10.9	Provident Bank 2000 Recognition and Retention Plan11*
10.10	Employment Agreement with Paul A. Maisch12*
10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan13*
10.12	Provident Bank Executive Officer Incentive Plan14*
10.13	Employment Agreement with Stephen Dormer15*
10.14	Employment Agreement with Richard Jones16*
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

1	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
2	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on May 8, 2009.
3	Incorporated by reference to Exhibit 10.2 of the 2008 10-K (File No, 0-25233), files with the Commission on December 15, 2008.
4	Incorporated by reference to Exhibit 10.3 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
5	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No 333-63593) filed with the Commission on September 17, 1998.
6	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
7	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
8	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
9	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.

10	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
11	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
12	Incorporated by reference to Exhibit 10.10 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
13	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
14	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005.
15	Incorporated by reference to Exhibit 10.13 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
16	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on February 6, 2009.
* Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this amendment to its report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

DATE: December 17, 2009	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Provident New York Bancorp, Inc.
Form 10-K/A
for the Fiscal Year Ended September 30, 2009

3.1	Certificate of Incorporation of Provident New York Bancorp1
3.2	Bylaws of Provident New York Bancorp, as amended2
10.2	Employment Agreement with George Strayton3*
10.3	Employment Agreement with Daniel Rothstein4*
10.4	Deferred Compensation Agreement, as amended and restated5*
10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan6*
10.5.1	Provident 2005 Supplemental Executive Retirement Plan7*
10.6	Executive Officer Incentive Program8*
10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended9*
10.8	Provident Bank 2000 Stock Option Plan10*
10.9	Provident Bank 2000 Recognition and Retention Plan11*
10.10	Employment Agreement with Paul A. Maisch12*
10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan13*
10.12	Provident Bank Executive Officer Incentive Plan14*
10.13	Employment Agreement with Stephen Dormer15*
10.14	Employment Agreement with Richard Jones16*
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

1	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
2	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on May 8, 2009.
3	Incorporated by reference to Exhibit 10.2 of the 2008 10-K (File No, 0-25233), files with the Commission on December 15, 2008.
4	Incorporated by reference to Exhibit 10.3 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
5	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No 333-63593) filed with the Commission on September 17, 1998.
6	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
7	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
8	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
9	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.
10	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.

11	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
12	Incorporated by reference to Exhibit 10.10 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
13	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
14	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005.
15	Incorporated by reference to Exhibit 10.13 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
16	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on February 6, 2009.
* Indicates management contract or compensatory plan or arrangement.