Form 10-Q
period 2009-12-31
PROVIDENT NEW YORK BANCORP
filed 2010-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Classes of Common Stock	as of February 1 , 2010

$0.01 per share	39,061,297

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I.  FINANCIAL INFORMATION

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	December 31,	September 30,
ASSETS	2009	2009
Cash and due from banks	$39,819	$160,408
Securities (note 7)
Available for sale (including $407,506 and $521,228 pledged as collateral for borrowings and deposits at December 31, 2009 and September 30, 2009 respectively)	851,028	832,583
Held to maturity, at amortized cost (fair value of $47,721 and $45,739 at December 31, 2009 and September 30, 2009, respectively)	46,501	44,614
Total securities	897,529	877,197
Loans held for sale	1,298	1,213
Loans (notes 4 and 5):
One to four family residential mortgage loans	443,031	460,728
Commercial real estate and commercial business	777,760	789,396
Acquisition, development and construction	208,159	201,611
Consumer loans	248,082	251,522
Gross loans	1,677,032	1,703,257
Allowance for loan losses	(29,967)	(30,050)
Total loans, net	1,647,065	1,673,207
Federal Home Loan Bank ("FHLB") stock, at cost	27,797	23,177
Accrued interest receivable	9,789	10,472
Premises and equipment, net	40,985	40,692
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,996	5,489
Bank owned life insurance	49,448	49,611
Other assets	38,202	19,566
Total assets	$2,917,789	$3,021,893
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 8)	$1,869,643	$2,082,282
FHLB borrowings (including repurchase agreements of $230,000, at December 31, 2009 and September 30, 2009, respectively) (note 9)	533,222	430,628
Borrowings senior debt (FDIC insured) (note 9)	51,495	51,494
Mortgage escrow funds	15,942	8,405
Other liabilities	27,161	21,628
Total liabilities	2,497,463	2,594,437
STOCKHOLDERS' EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 39,061,035 and 39,547,207 shares outstanding at December 31, 2009 and September 30, 2009, respectively)	459	459
Additional paid-in capital	356,109	355,753
Unallocated common stock held by employee stock ownership plan ("ESOP")	(7,011)	(7,136)
Treasury stock, at cost (6,868,517 and 6,382,345 shares at December 31, 2009 and September 30, 2009, respectively)	(81,046)	(77,290)
Retained earnings	156,274	153,193
Accumulated other comprehensive income (loss), net of taxes	(4,459)	2,477
Total stockholders' equity	420,326	427,456
Total liabilities and stockholders' equity	$2,917,789	$3,021,893

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except share data)

	For the Three Months
	Ended December 31,
	2009	2008
Interest and dividend income:
Loans	$23,400	$25,827
Taxable securities	4,752	7,893
Non-taxable securities	1,895	1,854
Other earning assets	371	297
Total interest and dividend income	30,418	35,871
Interest expense:
Deposits	2,790	5,807
Borrowings	4,742	5,018
Total interest expense	7,532	10,825
Net interest income	22,886	25,046
Provision for loan losses ( note 5)	2,500	2,500
Net interest income after provision for loan losses	20,386	22,546
Non-interest income:
Deposit fees and service charges	2,993	3,138
Net gain on sale of securities	2,388	331
Title insurance fees	311	212
Bank owned life insurance	554	513
Gain on sale of premises and equipment	(44)	517
Gain on sale of loans	283	6
Investment management fees	779	608
Fair value on interest rate cap	380	-
Other	449	446
Total non-interest income	8,093	5,771
Non-interest expense:
Compensation and employee benefits (note 13)	10,264	9,711
Stock-based compensation plans	452	857
Occupancy and office operations	3,326	3,079
Advertising and promotion	742	826
Professional fees	834	706
Data and check processing	550	565
Amortization of intangible assets	493	584
FDIC insurance and regulatory assessments	784	431
ATM/debit card expense	554	518
Other	1,895	1,958
Total non-interest expense	19,894	19,235
Income before income tax expense	8,585	9,082
Income tax expense	2,419	2,791
Net Income	$6,166	$6,291
Weighted average common shares:
Basic	38,575,909	38,583,580
Diluted	38,649,174	38,818,569
Per common share (note 11)
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2009	39,547,207	$459	$355,753	$(7,136)	$(77,290)	$153,193	$2,477	$427,456
Net income	−	−	−	−	−	6,166	−	6,166
Other comprehensive income	−	−	−	−	−	−	(6,936)	(6,936)
Total comprehensive income								(770)
Stock option transactions, net	116,028	−	(50)	−	1,299	(866)	−	383
ESOP shares allocated or committed to be released for allocation ( 12,483 shares)	−	−	(18)	125	−	−	−	107
Vesting of RRP Awards	−	−	424	−	−	−	−	424
Purchase of treasury shares	(602,200)	−	−	−	(5,055)	−	−	(5,055)
Cash dividends paid ($0.06 per common share)	−	−	−	−	−	(2,219)	−	(2,219)
Balance at December 31, 2009	39,061,035	$459	$356,109	$(7,011)	$(81,046)	$156,274	$(4,459)	$420,326

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,166	$6,291
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,500	2,500
Depreciation and amortization of premises and equipment	1,218	1,165
Amortization of intangibles	493	584
Net gain on sales of loans held for sale	(283)	(6)
Net realized gain on sale of securities available for sale	(2,388)	(331)
Fair value gain on interest rate cap	(380)	-
(Gain) loss on sales of fixed assets	44	(517)
Net amortization of premium on securities	771	129
Amortization of premiums on borrowings (includes calls on borrowings)	(82)	(120)
ESOP and RRP expense	504	558
ESOP forfeitures	(2)	(4)
Stock option compensation expense	(50)	303
Originations of loans held for sale	(15,901)	(1,500)
Proceeds from sales of loans held for sale	15,816	1,204
(Increase) decrease in cash surrender value of bank owned life insurance	163	(513)
Deferred income tax (expense)	(5,857)	(6,096)
Net changes in accrued interest receivable and payable	555	532
Other adjustments (principally net changes in other assets and other liabilities)	(248)	4,273
Net cash provided by operating activities	3,039	8,452
Cash flows from investing activities
Purchases of available for sale securities	(234,862)	(72,641)
Purchases of held to maturity securities	(11,536)	(11,257)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	66,742	49,740
Held to maturity	9,646	3,701
Proceeds from sales of securities available for sale and held to maturity	139,237	40,453
Loan originations	(98,375)	(118,319)
Loan principal payments	122,300	101,317
Purchase of interest rate derivative	(1,368)	-
Purchase of FHLB stock	(4,620)	(481)
Purchases of premises and equipment	(1,603)	(1,876)
Proceeds from the sale of premises	48	718
Net cash used in by investing activities	(14,391)	(8,645)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2009	2008
Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(164,689)	(107,424)
Net (decrease) increase in time deposits	(47,950)	16,369
Net increase (decrease) in short-term borrowings	103,700	(10,795)
Gross repayments of long-term borrowings	(1,023)	(1,414)
Gross proceeds from long-term borrowings	-	12,840
Net increase in mortgage escrow funds	7,537	7,906
Treasury shares purchased	(5,055)	(129)
Stock option transactions	462	399
Other stock-based compensation transactions	-	36
Cash dividends paid	(2,219)	(2,219)
Net cash used in financing activities	(109,237)	(84,431)
Net decrease in cash and cash equivalents	(120,589)	(84,624)
Cash and cash equivalents at beginning of period	160,408	125,810
Cash and cash equivalents at end of period	$39,819	$41,186

Supplemental information:
Interest payments	$8,654	$10,622
Income tax payments	33	279
Net change in unrealized gains recorded on securities available for sale	(12,058)	21,002
Change in deferred taxes on unrealized gains on securities available for sale	4,898	(8,512)
Real estate acquired in settlement of loans	619	1,504

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME(unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2009	2008

Net Income:	$6,166	$6,291
Other Comprehensive income :
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $(3,928) and $8,512	(5,742)	12,687

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $970 and $134	1,418	197
	(7,160)	12,490

Change in funded status of defined benefit plans, net of related income tax expense of $154 and $78	224	115
	(6,936)	12,605

Total Comprehensive Income	$(770)	$18,896

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

1.	Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate,  Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, Provident Bank (“the Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose , New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership,  (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) three Limited Liability Companies, which hold foreclosed properties acquired by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and for letters of credit, on behalf of customers, which all are in the ordinary course of its lending activities. In addition, the Company purchased in the first quarter of fiscal 2010, interest rate caps with a notional value of $50.0 million.    The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.  Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear.  The results of operations for the three months ended December 31, 2009 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2010.  The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense.  Actual results could differ significantly from these estimates.  A material estimate that is particularly susceptible to near-term change is the allowance for loan loss (see note 5), which reflects the application of a critical accounting policy.

Certain amounts from prior periods have been reclassified to conform to the current fiscal year presentation.

Subsequent events have been evaluated for recognition and disclosure through the time of filing on February 8, 2010, which represents the date the Consolidated Condensed Financial Statements were issued.

2.	Recent Accounting Standards, Not Yet Adopted

Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued.  ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

ASC 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities has been issued. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820):Improving Disclosures about Fair Value Measurements has been issued.  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. This standard is generally effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

3.	Critical Accounting Policies

The accounting and reporting policies of the Company are prepared in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry.  Accounting policies considered critical to the Company’s financial results include calculating the allowance for loan losses, accounting for goodwill and the recognition of interest income.  The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary.  Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations.  Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values.  The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.  Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. In accounting for the recognition of interest income, a loan is placed on non-accrual status when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection.  Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, if such unpaid interest relates to the current year. Prior years’ non-accrual interest is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record.  Footnote 1 (Summary of Significant Accounting Policies) of the Annual Report on Form 10-K for the year ended September 30, 2009 provides additional detail regarding the Company’s accounting policies.

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2009	September 30, 2009
Real estate - residential mortgage	$443,031	$460,728
Real estate - commercial mortgage	539,793	546,767
Acquisition, development & construction loans	208,159	201,611
Commercial business loans	237,967	242,629
Consumer loans	248,082	251,522
Total	$1,677,032	$1,703,257

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended
	December 31,
	2009	2008
Balance at beginning of period	$30,050	$23,101
Charge-offs	(2,777)	(2,004)
Recoveries	194	48
Net charge-offs	(2,583)	(1,956)
Provision for loan losses	2,500	2,500
Balance at end of period	$29,967	$23,645
Net charge-offs to average loans outstanding (annualized)	0.61%	0.45%

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.  The Company had $800 and $674 troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) at December 31, 2009 and September 30, 2009, respectively.

	December 31, 2009		September 30, 2009

	90 days past due	Non-	90 days past due	Non-
	Still accruing	Accrual	Still accruing	Accrual
Non-performing loans:
One- to four- family	$3,070	$4,278	$2,932	$4,425
Commercial real estate	1,514	5,374	977	5,826
Commercial business	-	1,301	-	457
Acquisition, development and construction loans	440	10,076	440	10,830
Consumer	238	403	211	371
Total non-performing loans	$5,262	$21,432	$4,560	$21,909

Real estate owned:
Land		1,504		1,504
One- to four-family		828		208
Total real estate owned		2,332		1,712

Troubled Debt Restructures not included in non-performing loans		419		674

Total non-performing assets		$29,445		$28,855

Ratios:
Non-performing loans to total loans		1.59%		1.55%
Non-performing assets to total assets		1.01%		0.95%
Allowance for loan losses to total non-performing loans		112%		114%
Allowance for loan losses to average loans		1.78%		1.77%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Company’s recorded investment in impaired loans, as defined by SFAS No. 114, was $22,208 and $22,101 at December 31, 2009 and September 30, 2009, respectively.  The allowance for loan losses allocated to impaired loans was $2,521 and $2,349 at December 31, 2009 and September 30, 2009, respectively.  The Company does not have any impaired loans without allocations.  The provision for loan loss was $2,500 for the three month period ending December 31, 2009. Substandard assets at December 31, 2009 were $103,091 compared to $89,874 at September 30, 2009, while special mention assets were $51,067 and $47,825, respectively.

6.	Fair value measurements

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

As of June 30, 2009, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosure.  As a result of adoption, the Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although, estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued mortgage backed securities as Level 3.  These five securities, with an amortized cost of $10,591 and a fair value of  $9,373 at December 31, 2009, were transferred by the Company from Level 2 to Level 3 valuations at a fair value of $9,534 on April 1, 2009.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of December 31, 2009.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Derivatives

The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending December 31, 2009:

Privately issued CMOS
Balance at September 30, 2009	$10,411
Pay downs	(559)
(Amortization) and accretion	1
Total loss in other comprehensive income	(480)
Balance at December 31, 2009	$9,373

Commitments to sell real estate loans:

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments and, therefore are carried at estimated fair value on the consolidated balance sheets.  The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies.  The fair values of these commitments generally result in a Level 2 classification.  The fair values of these commitments are not considered material.

A summary of assets and liabilities at December 31, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2009	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$270,830	$270,830	$-	$-
Obligations of states and political subdivisions	166,515	-	166,515	-
Government issued or guaranteed mortgage-backed securities	371,283	-	371,283	-
Privately issued collateralized mortgage obligation	9,373	-	-	9,373
Corporate debt securities	32,144	-	32,144	-
Equities	883	-	883	-
Total investment securities available for sale	851,028	270,830	570,825	9,373

Other assets 1	1,748	-	1,748	-

Total assets	$852,776	$270,830	$572,573	$9,373

1 Interest rate caps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis.  Loans held for sale are subject to a fair value adjustment only when the fair value of the loans is less than their cost basis. Loans held for sale have a fair value of $1,329 and are carried at $1,298.  There was no adjustment necessary to this category as of December 31, 2009.  The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance FASC ASC Topic # 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $19,687 which equals the carrying value less the allowance for loan losses allocated to these loans at December 31, 2009, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the Company for the three months ended December 31, 2009 were $445.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance FASB ASC Topic #860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  At December 31, 2009, $927 of mortgage servicing rights had a carrying value equal to their fair value.  Changes in fair value of mortgage servicing rights recognized for the three months ended in the fiscal year ended December 31, 2009 was an increase of $87.  A valuation allowance of $131 is recorded at December 31, 2009 reflecting the lower of amortized cost or fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $2,332 at December 31, 2009. There were no changes in fair value recognized for those foreclosed assets held by the Company at December 31, 2009.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	December 31		September 30,
	2009		2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$39,819	$39,819	$160,408	$160,408
Securities available for sale	851,028	851,028	832,583	832,583
Securities held to maturity	46,501	47,721	44,614	45,739
Loans	1,647,065	1,644,587	1,673,207	1,674,490
Loans held for sale	1,298	1,329	1,213	1,242
Accrued interest receivable	9,789	9,789	10,472	10,472
FHLB of New York stock	27,797	27,797	23,177	23,177
Derivatives - interest rate caps	1,748	1,748	-	-
Financial liabilities:
Non-maturity deposits	(1,422,632)	(1,422,632)	(1,587,321)	(1,587,321)
Certificates of Deposit	(447,011)	(449,238)	(494,961)	(498,105)
FHLB and other borrowings	(584,717)	(620,213)	(482,122)	(524,187)
Mortgage escrow funds	(15,942)	(15,940)	(8,405)	(8,405)
Accrued interest payable	(3,118)	(3,118)	(3,246)	(3,246)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2009 and September 30, 2009, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

The estimated fair value of interest rate derivatives used for interest rate risk management represents the amount the Company would have expected to receive to terminate such agreements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at December 31, 2009 and September 30, 2009:

	Cost	Gains	Losses	Value
December 31, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$315,892	$3,077	$(1,028)	$317,941
Collateralized mortgage obligations	63,326	262	(873)	62,715
Total mortgage-backed securities	379,218	3,339	(1,901)	380,656
Investment securities
U.S. Treasury Notes	66,153	107	(286)	65,974
U.S. Government Federal Agency Securities	205,973	245	(1,362)	204,856
State and municipal securities	163,170	3,865	(520)	166,515
Corporate debt securities	31,412	732	-	32,144
Equities	1,146	-	(263)	883
Total investment securities	467,854	4,949	(2,431)	470,372
Total available for sale	$847,072	$8,288	$(4,332)	$851,028
September 30, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$358,194	$6,585	$(281)	$364,498
Collateralized mortgage obligations	66,784	174	(941)	66,017
Total mortgage-backed securities	424,978	6,759	(1,222)	430,515
Investment securities
U.S. Treasury Notes	20,893	183	-	21,076
U.S. Government Federal Agency Securities	186,301	678	(279)	186,700
State and municipal securities	158,007	9,591	(14)	167,584
Corporate debt securities	25,245	579	(1)	25,823
Equities	1,145	-	(260)	885
Total investment securities	391,591	11,031	(554)	402,068
Total available for sale	$816,569	$17,790	$(1,776)	$832,583

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of securities held to maturity at December 31, 2009 and September 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$5,265	$224	$-	$5,489
Collateralized mortgage obligations	818	8	-	826
Total mortgage-backed securities	6,083	232	-	6,315
Investment securities
State and municipal securities	39,418	1,024	(77)	40,365
Other investments	1,000	41	-	1,041
Total investment securities	40,418	1,065	(77)	41,406
Total held to maturity	$46,501	$1,297	$(77)	$47,721
September 30, 2009
Mortgage-backed securities
Mortgage-backed pass-through securities	$5,547	$192	$-	$5,739
Collateralized mortgage obligations	905	6	-	911
Total mortgage-backed securities	6,452	198	-	6,650
Investment securities
State and municipal securities	37,162	940	(47)	38,055
Other investments	1,000	34	-	1,034
Total investment securities	38,162	974	(47)	39,089
Total held to maturity	$44,614	$1,172	$(47)	$45,739

Management does not believe that any individual unrealized loss as of December 31, 2009 included in the table above represents an other-than-temporary impairment as the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of December 31, 2009 the Company does not intend to sell nor is it  more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

At December 31, 2009 the accumulated unrealized net gain on securities available for sale, net of tax expense of $1,602 was $2,354. At September 30, 2009, the accumulated unrealized net gain on securities available for sale, net of tax expense of $6,503 was $9,511.  There were realized gains of $2,523 and realized losses of $136 on available for sale securities for the three months ended December 31, 2009.    The securities sold at a loss were part of a package of securities that had an overall gain associated with the sale.

Securities, including held-to-maturity securities, with carrying amounts of $232,316 and $231,190 were pledged as collateral for borrowings and securities repurchase agreements at December 31, 2009 and September 30, 2009, respectively.   Securities with carrying amounts of $175,190 and $290,038 were pledged as collateral for municipal deposits and other purposes at December 31, 2009 and September 30, 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following tables summarize, for all securities in an unrealized loss position at December 31, 2009 and September 30, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of December 31, 2009
Available For Sale:

Mortgage-backed securities	$(1,028)	$131,272	$-	0	$(1,028)	$131,272
Collateralized mortgage obligations	(232)	19,638	(641)	9,186	(873)	28,824
U.S. Government agency securities	(1,361)	142,600	(1)	41	(1,362)	142,641
U.S. Treasury notes	(286)	50,341	-	-	(286)	50,341
Municipal securities	(514)	31,170	(6)	277	(520)	31,447
Corporate debt securities	-	-	-	-	-	-
Equity securities	-	-	(263)	883	(263)	883

Total available-for-sale:	(3,421)	375,021	(911)	10,387	(4,332)	385,408

Held to Maturity:
State and municipal securities	(74)	955	(3)	303	(77)	1,258

Total held to maturity:	(74)	955	(3)	303	(77)	1,258

Total securities:	$(3,495)	$375,976	$(914)	$10,690	$(4,409)	$386,666

	Less than 12 months		12 months or longer		Total
As of September 30, 2009	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

Available For Sale:

Mortgage-backed securities	$(494)	$63,965	$(728)	$9,651	$(1,222)	$73,616
Corporate bonds	(1)	2,185	-	-	(1)	2,185
U.S. Government agency securities	(278)	64,689	(1)	42	(279)	64,731
Municipal securities	(14)	1,710	-	-	(14)	1,710
Equity securities	-	-	(260)	885	(260)	885

Total available-for-sale:	(787)	132,549	(989)	10,578	(1,776)	143,127

Held to Maturity:
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-
State and municipal securities	(47)	1,019	-	-	(47)	1,019

Total held to maturity:	(47)	1,019	-	-	(47)	1,019

Total securities:	$(834)	$133,568	$(989)	$10,578	$(1,823)	$144,146

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

Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at December 31, 2009, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of December 31, 2009 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at December 31, 2009 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no individual securities with unrealized losses of significant dollar amounts at December 31, 2009.  A total of 126 securities were in a continuous unrealized loss position for less than 12 months, and 8 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are five individual private label CMO’s that have an amortized cost of $10,591 and a fair value (carrying value) of $9,373 as December 31, 2009.  These securities were all performing as of December 31, 2009 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

The Company does not own any preferred stock of Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.  The Company owned 120 shares of Federal National Mortgage Association common stock as of December 31, 2009.

8.	Deposits

Major classifications of deposits are summarized below:

	December 31,	September 30,
	2009	2009
Demand Deposits
Retail	$166,905	$169,122
Business	243,127	236,516
Municipal	7,794	86,596
Retail NOW deposits	137,113	127,595
Business NOW deposits	34,672	36,972
Municipal NOW deposits	91,399	188,074
Total transaction accounts	681,010	844,875
Savings	369,463	357,814
Money market	372,159	384,632
Certificates of deposit	447,011	494,961
Total deposits	$1,869,643	$2,082,282

Municipal deposits of $257,670 and $470,170 were included in total deposits at December 31, 2009 and September 30, 2009, respectively.  Certificates of deposit include $16,354 and $20,578 (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $5,717 and $10,558) in brokered deposits at December 31, 2009 and September 30, 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

9.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2009		September 30, 2009
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$303,222	2.61%	$200,628	4.16%
FHLB Repurchase agreements	230,000	3.95%	230,000	3.95%
Senior Debt (FDIC insured)	51,495	2.74%	51,494	2.74%
Total borrowings	$584,717	3.15%	$482,122	3.91%
By remaining period to maturity:
Less than one year	$184,146	1.57%	$62,677	4.09%
One to two years	42,069	3.87%	44,921	3.79%
Two to three years	63,995	2.99%	73,994	3.14%
Three to four years	25,821	3.84%	31,639	3.98%
Four to five years	25,000	4.13%	25,159	4.14%
Greater than five years	243,686	4.09%	243,732	4.09%
Total borrowings	$584,717	3.15%	$482,122	3.91%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2009 and September 30, 2009, the Bank had pledged mortgages totaling $338,786 and $350,538 respectively.  The Bank had also pledged securities with carrying amounts of $232,316 and $231,190 as of December 31, 2009 and September 30, 2009, respectively, to secure borrowings.  Based on total outstanding borrowings with the FHLB, which totaled $533,222 and $430,628 as of December 31, 2009 and September 30, 2009, the bank had unused borrowing capacity under the FHLB overnight line of credit of $81,300 and $200,000, respectively.  The Bank also has an Unsecured Discretionary Federal Funds Line with a bank in the amount of $50,000.  As of December 31, 2009, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $413,000.  FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

The Bank had $118,700 in overnight borrowings that reprice daily, as of December 31, 2009. The Bank issued $51,495 in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) in February 2009.  We recorded a fee of 1% per annum to the FDIC to guarantee the TLGP debt.  The expense is amortized over its maturity and is recorded as interest expense.  Of the $400,571 in borrowings due in greater than one year, $227,538 are callable quarterly after an initial lockout period through their respective maturities and $40,000 have a one time call on a specified date. During the three months ended December 31, 2009 no borrowings were called.  The remaining premium recorded from prior acquisitions, but not accreted into income at December 31, 2009 was $175.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

10.	Derivatives

The Company purchased two interest rate caps with  notional amounts of $25,000 each in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits.   These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings.  At December 31, 2009, summary information regarding these caps is presented below:

Notional amounts	$ 50,000
Weighted average strike price	3.75%
Weighted average maturity	4.9 years
Fair value of interest rate caps	$1,748

The fair value of the interest rate caps at December 31, 2009 is reflected in other assets with a corresponding credit to income recorded as a gain to non-interest income.

11.	Earnings Per Common Share

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

Basic earnings per common share are computed as follows:

	For the Three Months
	Ended December 31,
	2009	2008
Weighted average common shares outstanding (basic), in '000s	38,576	38,584
Net Income	$6,166	$6,291
Basic earnings per common share	$0.16	$0.16

Diluted earnings per common share are computed as follows:

	For the Three Months
	Ended December 31,
	2009	2008
Weighted average common shares outstanding (basic), in '000s	38,576	38,584
Effect of common stock equivalents	73	235
	38,649	38,819
Net Income	$6,166	$6,291
Diluted earnings per common share	$0.16	$0.16

As of December 31, 2009, 1,933,827 weighted average shares were anti-dilutive for the three month period.  Anti-dilutive shares are not included in the determination of earnings per share.

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

As of December 31, 2009, the Company had $22,418 in outstanding letters of credit, of which $3,438 was secured by cash and $5,558 were secured by collateral.  The carrying values of these obligations are considered immaterial.

13.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended		Three months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service Cost	$-	$-	$8	$5
Interest Cost	393	398	27	23
Expected return on plan assets	(483)	(445)	-	-
Amortization of net transition obligation	-	-	6	3
Amortization of prior service cost	-	-	12	12
Amortization of (gain) or loss	378	207	(23)	(29)
	$288	$160	$30	$14

As of December 31, 2009, no contributions had been deposited into the pension plan.  The Company anticipates additional contributions during the 2010 fiscal year of less than $1.0 million.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $22 and $23 for the three months ended December 31, 2009 and 2008, respectively.   As of December 31, 2009 there were no contributions to fund benefit payments related to the SERP.  The company anticipates funding the SERP during the quarter ending March 31, 2010 in the amount of $240.

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

Overview

The Company provides financial services to individuals and businesses in New York State, primarily in the lower Hudson Valley . The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services.

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

For the three months ended December 31, 2009, net income  was $6.2 million or $0.16 per diluted share. Net interest income of $22.9 million increased $423,000 compared to the linked quarter but down $2.2 million from the same period in the prior year.   Provision for loan losses was $2.5 million, down from $4.5 million in the linked quarter.  Offsetting the provisions for loan losses were $2.4 million in gains on sales of securities as the Company monetized a portion of the appreciation in the portfolio.  Expenses remained relatively unchanged over both the linked quarter and the comparable quarter in fiscal 2009 with the exception of regulatory assessments, as the FDIC insurance premiums increased by $353,000 over the same quarter in fiscal 2009.  The Company also has seen increases in both pension and medical expenses over both the linked quarter and first quarter of fiscal 2009.

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total assets as of December 31, 2009 were $2.9 billion, a decrease of $104.1 million or 3.4% compared to September 30, 2009 levels.   The decrease in assets is primarily due to a $120.6 million decrease in cash and due from banks as a result of a large deferred cash letter received on September 30, 2009.  Loans decreased $26.2 million to $1.68 billion from September 30, 2009.    Partially offsetting these decreases was an increase in securities of $20.3 million, as the company invested excess cash in the investment portfolio.  Other assets increased $18.6 million due mostly to an increase in prepaid FDIC insurance.

Net Loans as of December 31, 2009 were $1.65 billion, down $26.1 million from September 30, 2009.  Acquisition, Development and Construction loans (“ADC”) increased by $6.5 million, or 3.2%, over balances at September 30, 2009, primarily due to activity on newly approved loans.  Commercial real estate and commercial business loans declined modestly by $11.6 million, or 1.5%, from September 30, 2009 balances. Consumer loans decreased by $3.4 million, or 1.4%, during the three month period ended December 31, 2009, while residential mortgage loans decreased by $17.7 million or 3.8% primarily due to new conforming fixed rate loan originations of $15.5 million being sold in the secondary market.  Total loan originations were $114.3 million for the three months ended December 31, 2009 and repayments were $122.3 million.   While loan demand is softer than a year ago due to the economic slowdown, commercial loan originations during the three months ending December 31, 2009 were $79.2 million.  .

Total securities increased by $20.3 million, or 2.3%, to $897.5 million at December 31, 2009, compared to September 30, 2009 due to purchases of securities as the company invested excess cash.  Mortgage-backed securities at amortized cost decreased by $46.1 million primarily due to sales of $79.3 million and pay downs of $19.3 million, partially offset by purchases totaling $56.5 million.  US Treasury notes increased $45.3 million and U.S. Government federal agency securities increased $19.7 million.  The Company owns $10.6 million at cost of private label CMO’s with a carrying value of $9.4 million. See note six to the consolidated financial statements for further discussion on determination of fair value for these securities.

Deposits as of December 31, 2009 were $1.9 billion, a decrease of $212.6 million, or 10.2%, from September 30, 2009, as municipal tax deposits of $201 million as of year end were withdrawn by the individual municipalities.  Commercial and personal transaction accounts continued to grow.  Savings accounts increased $11.6 million and certificates of deposits decreased $48.0 million.

Borrowings increased by $102.6 million, or 21.3%, from September 30, 2009, to $584.7 million as the Company utilized $118.7 million of its overnight line of credit with the FHLB. The Bank issued $51.5 million in senior unsecured debt under the FDIC Temporary Liquidity Guarantee Program during the second quarter of fiscal 2009.

Stockholders’ equity decreased $7.1 million from September 30, 2009 to $420.3 million at December 31, 2009, primarily due to the effect of treasury repurchases of 602,200 shares totaling $5.1 million and a decrease of $6.9 million in other comprehensive income.  Offsetting these decreases was an increase of $3.1 million in retained earnings after paying $2.2 million in dividends.

Credit Quality (Also see Note 5 to the consolidated financial statements)

Net charge-offs for the quarter were $2.6 million (0.61% of average loans, on an annualized basis) compared to $2.5 million (0.58% of average loans, on an annualized basis) million in the prior linked quarter ended September 30, 2009.   Net charge-offs for the quarter were up $626,000 when compared to net charge-offs of $2.0 million in the same period ending December 31, 2008.  Net charge-offs of $1.7 million were in the community business loan portfolio which continues to be impacted by the ongoing sluggishness of the economy, on average outstandings of $99.4 million.  The Company is experiencing continued weakness in the ADC portfolio with net charge-offs during the first fiscal quarter of $195,000 on average outstandings of $202.9 million.

Nonperforming loans remained relatively unchanged at $26.7 million in the first quarter compared to $26.5 million at September 30, 2009.  The Bank’s coverage ratio of nonperforming loans declined slightly from 114 basis points from September 30, 2009, to 112 basis points at December 31, 2009 as the allowance for loan losses remained at $30 million.  Non-performing loans as a percent of total loans increased slightly from 1.55% at September 30, 2009 to 1.59% at December 31, 2009 due to a decline in total outstanding loans.

Of the non-performing loans of $26.7 million, $25.2 million were secured by mortgages.  Of  the loans that were mortgage secured the weighted average loan to value ratio was 75% and after specific reserves was 69%.

The table below outlines those non-performing assets, at December 31, 2009, by category and collateral with the related weighted average loan to value ratios and specific reserves against such loans:

Loans with Specific Reserves	Book Value	WLTV*	Specific Reserve	WLTV after Specific Reserve
ADC	$2,175	86%	$1,089	66%
Commercial mortgage	1,503	103	454	67
Residential mortgage	2,980	93	549	71

Loans without Specific Reserves
ADC	8,341	69	-	69
Commercial mortgage	5,385	69	-	69
Residential Mortgage	4,819	69	-	69
Total Mortgage secured	25,203	75	2,092	69

Loans not Mortgage Secured
Loans with specific reserves	577		319
Loans without specific reserves	914		-
Total non-performing loans	26,694		2,411
General reserves			27,556
Troubled debt restructures	419
Total allowance for loan losses			$29,967
ORE balance	2,332
Total non-performing assets	$29,445

*Weighted average LTV is the gross loan value plus negative escrows (before specific reserves) divided by appraised value of the collateral securing the loan.  Appraised values are adjusted based on market conditions.

The Company actively reviews the loan portfolio and works with the borrowers.  Based on the Company’s analysis a $2.5 million provision was added to the allowance for loan loss after recording $2.6 million in net charge offs for the first fiscal quarter of 2010.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and December 31, 2008

Net income for the three months ended December 31, 2009 was $6.2 million, a decrease of $125,000 compared to $6.3 million for the same period in fiscal 2009.  Net interest income before provision for loan losses for the three months ended December 31, 2009, decreased by $2.2 million or 8.6%, to $22.9 million, compared to $25.0 million for the same period in the prior year.  The provision for loan losses for the three months ended December 31, 2009 was unchanged at $2.5 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the three months ended December 31, 2009, decreased 30 basis points compared to the same period last year from 4.00% to 3.70%.  Non-interest income for the three months ended December 31, 2009, was $8.1 million, an increase of $2.3 million, compared to $5.8 million for the same period in fiscal 2008 due to increases in gains on sales of securities of $2.1 million and $380,000 fair value gain on interest rate caps.  Non-interest expense increased $659,000, or 3.4%, to $19.9 million for the three months ended December 31, 2009, compared to $19.2 million for the same period in the prior year primarily due to increased medical and pension expense, FDIC insurance and occupancy expense.

The relevant operating results performance measures follow:

	Three Months Ended
	December 31,
	2009	2008
Per common share:
Basic earnings	$0.16	$0.16
Diluted earnings	0.16	0.16
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.85%	0.86%
Equity	5.76%	6.22%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$953,986	$13,909	5.78%	$957,907	$15,121	6.26%
Consumer loans	252,507	2,902	4.56	248,924	3,136	5.00
Residential mortgage loans	448,151	6,589	5.83	505,988	7,570	5.94
Total loans 1	1,654,644	23,400	5.61	1,712,819	25,827	5.98
Securities-taxable	626,734	4,752	3.01	647,414	7,892	4.84
Securities-tax exempt 2	201,706	2,915	5.73	189,316	2,853	5.98
Federal Reserve excess reserves	56,161	35	0.25	-	-	-
Other earning assets	24,720	336	5.39	32,856	297	3.59
Total securities and other earning assets	909,321	8,038	3.51	869,586	11,042	5.04
Total interest-earning assets	2,563,965	31,438	4.86	2,582,405	36,869	5.66
Non-interest-earning assets	322,915			325,543
Total assets	$2,886,880			$2,907,948
Interest bearing liabilities:
NOW Checking	$291,844	179	0.24%	$231,807	335	0.57%
Savings, clubs and escrow	372,911	96	0.10	347,826	275	0.31
Money market accounts	397,710	407	0.41	304,346	999	1.30
Certificate accounts	477,377	2,108	1.75	595,595	4,198	2.80
Total interest-bearing deposits	1,539,842	2,790	0.72	1,479,574	5,807	1.56
Borrowings	485,759	4,742	3.87	628,988	5,018	3.17
Total interest-bearing liabilities	2,025,601	7,532	1.48	2,108,562	10,825	2.04
Non- interest bearing deposits	418,961			380,021
Other non-interest-bearing liabilities	17,980			18,261
Total liabilities	2,462,542			2,506,844
Stockholders' equity	424,338			401,104
Total liabilities and equity	$2,886,880			$2,907,948
Net interest rate spread			3.39%			3.63%
Net earning assets	$538,364			$473,843
Net interest margin		23,906	3.70%		26,044	4.00%
Less tax equivalent adjustment 2		(1,020)			(998)
Net interest income		$22,886			$25,046
Ratio of average interest-earning assets to average interest bearing liabilities	126.58%			122.47%
_________________________________________
1 Includes non-accrual loans
2 Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31,
	2009 vs. 2008
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$(60)	$(1,152)	$(1,212)
Consumer loans	45	(279)	(234)
Residential mortgage loans	(834)	(147)	(981)
Securities-taxable	(244)	(2,896)	(3,140)
Securities-tax exempt2	188	(126)	62
Federal Reserve excess reserves	(90)	134	44
Other earning assets	1	29	30
Total interest income	(994)	(4,437)	(5,431)
Interest-bearing liabilities
NOW checking	70	(226)	(156)
Savings	18	(197)	(179)
Money market	240	(832)	(592)
Certificates of deposit	(724)	(1,366)	(2,090)
Borrowings	(1,740)	1,464	(276)
Total interest expense	(2,136)	(1,157)	(3,293)
Net interest margin	1,142	(3,280)	(2,138)
Less tax equivalent adjustment2	(65)	43	(22)
Net interest income	$1,077	$(3,237)	$(2,160)
_________________________________________

1 Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
2 Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2009 decreased by $2.2 million, or 8.6%, to $22.9 million, compared to $25.0 million for the quarter ended December 31, 2008. Net interest income on a tax-equivalent basis decreased by $2.1 million, or 8.2%, to $23.9 million for the quarter ended December 31, 2009, compared to $26.0 million for the same three months in 2008.  General market interest rates have declined significantly from the prior period.  As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined.  Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. We recorded $2.5 million in loan loss provisions for the quarter ended December 31, 2009, or $83,000 less than net charge-offs.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the three months ended December 31, 2009 increased by $2.3 million, or 40.2% to $8.1 million.  The increase was due to gains on sales of securities of $2.4 million as the Company’s continues to realize a portion of the appreciation in its securities portfolio and thereby reducing prepayment risk. The Company may realize further gains from its security holdings, if conditions allow and warrant such action. The increase also was due to gains on the sale of loans in the first quarter of $283,000 and $380,000 in a fair value gain on interest rate caps. The Bank has been selling new conforming fixed rate residential mortgage loan originations in the secondary market to control interest rate risk.   Partially offsetting these increases in non interest income was a loss on the sale of premises and equipment of $44,000 compared to a gain of $517,000 for the same period in the prior year.  Other categories of non-interest income were relatively stable.

Non-interest expense for the three months ended December 31, 2009 increased by $659,000, or 3.4%, to $19.9 million, primarily due to increased medical and pension expense, FDIC insurance and occupancy expense, offset to some degree by reduced stock compensation expense.

Income Tax expense decreased $372,000 to $2.4 million for the three months ended December 31, 2009, as compared to $2.8 million for the three months ended December 31, 2008.  The effective tax rate was 28.2% and 30.7%, respectively.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2009 and 2008 our loan originations, including origination of loans held for sale, totaled $129.8 million and $119.8 million, respectively. Purchases of securities available for sale totaled $234.9 million and $72.6 million for the three months ended December 31, 2009 and 2008, respectively. Purchases of securities held to maturity totaled $11.5 million and $11.2 million for the three months ended December 31, 2009 and 2008, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $32.8 million at December 31, 2009, and consisted of $26.2 million at adjustable or variable rates and $6.5 million at fixed rates. Unused lines of credit granted to customers were $377.2 million at December 31, 2009. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $49.4 million and $49.6 million at December 31, 2009 and September 30, 2009, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $212.6 million and $91.1 million for the three months ended December 31, 2009 and 2008, respectively. Total municipal deposits decreased $212.5 million and $125.6 for the three months ended December 31, 2009 and 2008, respectively.  The trends seen in deposit categories as of December 31, 2009 are consistent with those that the Company historically experiences in the first three months of the fiscal year.  The decrease in municipal deposits is a result of September deposits including $201.0 million in seasonal tax deposits.  Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance.  Effective June 30, 2010 the FDIC unlimited insurance guarantee of transaction accounts is scheduled to expire.  Based on December 31, 2009 balances an additional $57.5 in municipal deposits would be required to be secured.  Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets improved significantly at December 31, 2009 from the poor conditions that existed at December 31, 2008.  Credit spreads narrowed steadily during the past year and many are very near historical low levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds. Therefore, we continue to view the credit markets and overall economic conditions as fragile thereby warranting maintenance of higher than normal liquidity levels.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $303.2 million was outstanding at December 31, 2009. At December 31, 2009, we had the ability to borrow an additional $533.2 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow an additional $412.9 million by pledging securities not required to be pledged for other purposes as of December 31, 2009. Further, at December 31, 2009 we had $16.4 million in brokered certificates  all of which are certificates of deposit account registers service (CDARs).  Of the $16.4 million in CDARs $5.7 million are reciprocal.   At December 31, 2009, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $244.0 million, or 8.9% of adjusted assets (which is above the minimum required level of $110.2 million, or 4.0%) and a total risk-based capital level of $268.2 million, or 13.8% of risk-weighted assets (which is above the required level of $155.3 million, or 8%).  Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized.  In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures.  At December 31, 2009, the Bank exceeded all capital requirements for the well-capitalized classification.  These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors.  As of December 31, 2009, the Company’s tangible capital as a percent of tangible assets increased to 9.25%, while its tangible book value decreased to $6.51 from $6.60 at September 30, 2009.  The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	12/31/09	09/30/09
Total assets	$2,917,789	$3,021,893
Goodwill and other amortizable intangibles	(165,857)	(166,350)
Tangible assets	$2,751,932	$2,855,543

Stockhoders' equity	$420,326	$427,456
Goodwill and other amortizable intangibles	(165,857)	(166,350)
Tangible stockholders' equity	$254,469	$261,106

Outstandng Shares	39,061,035	39,547,207
Tangible capital as a % of tangible assets (consolidated)	9.25%	9.14%
Tangible book value per share	$6.51	$6.60

As a result of the dislocation in the credit markets, the Bank focused on increasing its liquidity, which has strengthened the balance sheet and resulted in a minor compression of 1 basis points on net interest margin in the current quarter.  The Bank had $118.7 million outstanding in overnight borrowings under its $200 million line of credit facility with the Federal Home Loan Bank.  Although, the Bank applied for and received approval from US Treasury, the Bank did not accept a capital infusion from the capital purchase program of the Troubled Asset Relief Program (“TARP”).

The Company declared a dividend of $0.06 per share payable on February 11, 2010 to stockholders of record on February 1, 2010.

The following table sets forth the Bank’s regulatory capital position at December 31, 2009 and September 30, 2009, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Tangible capital	$243,955	8.9%	$41,328	1.5%	$—	—
Tier 1 (core) capital	243,955	8.9	110,209	4.0	137,761	5.0%
Risk-based capital:
Tier 1	243,955	12.6	—	—	116,454	6.0
Total	268,225	13.8	155,332	8.0%	194,166	10.0
September 30, 2009:
Tangible capital	$246,339	8.6%	$42,784	1.5%	$—	—
Tier 1 (core) capital	246,339	8.6	114,090	4.0	142,613	5.0%
Risk-based capital:
Tier 1	246,339	12.6	—	—	117,447	6.0
Total	270,807	13.8	156,596	8.0	195,746	10.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. Provident Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO’s activities and strategies.

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

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company’s and  Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in NPV and NII.  The table below sets forth, as of December 31, 2009, the estimated changes in our NPV and our NII that would result from the designated instantaneous and parallel changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)		Estimated Increase (Decrease) in NPV			Increase (Decrease) in Estimated NII
	Estimated NPV	Amount	Percent	Estimated NII	Amount	Percent
(Dollars in thousands)
+300	$278,837	$(37,690)	-11.9%	$96,365	$8,572	9.8%
+200	304,703	(11,824)	-3.7%	94,854	7,061	8.0%
+100	318,194	1,667	0.5%	91,645	3,852	4.4%
0	316,527	0	0.0%	87,793	0	0.0%

The table set forth above indicates that at December 31, 2009, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 3.7% decrease in NPV and an 8.0% increase in NII.  Due to the current level of interest rates management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

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

During the first quarter of fiscal year 2010, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities increased by 19 basis points from 0.95% to 1.14% during the first quarter of fiscal year 2010 while the yield on U.S. Treasury 10 year notes increased 54 basis points from 3.31% to 3.85% over the same time period.  The disproportional higher rate of increase on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the first quarter of fiscal year 2010 than it was when the year began.  To fight the economic crisis the FOMC has declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end, thereby resulting in margin compression.  We purchased $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives, the fair value of this derivative would decline and eventually mature.  The value risk is $1.7 million.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (1)
October 1 - October 31	51,500	$8.49	51,500	698,590
November 1 - November 30	283,900	$8.39	283,900	414,690
December 1 - December 31	266,800	8.38	266,800	2,147,890
Total	602,200	$8.39	602,200

1	The Company announced its fifth repurchase program on December 21, 2009 authorizing the repurchase of up to 2,000,000 additional shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	February 8, 2010	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 8, 2010	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)