Form 10-Q
period 2010-03-31
PROVIDENT NEW YORK BANCORP
filed 2010-05-07
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 3 , 2010

$0.01 per share	38,861,477

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MARCH 31, 2010

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	March 31,	September 30,
	2010	2009
ASSETS
Cash and due from banks	$37,831	$160,408
Securities (note 7)
Available for sale (including $480,608 and $521,228 pledged as collateral for borrowings and deposits at March 31, 2010 and September 30, 2009 respectively)	888,994	832,583
Held to maturity, at amortized cost (fair value of $44,784 and $45,739 at March 31, 2010 and September 30, 2009, respectively)	43,675	44,614
Total securities	932,669	877,197
Loans held for sale	2,566	1,213
Loans (notes 4 and 5):
One to four family residential mortgage loans	432,847	460,728
Commercial real estate and commercial business	777,400	789,396
Acquisition, development and construction	213,321	201,611
Consumer loans	243,860	251,522
Gross loans	1,667,428	1,703,257
Allowance for loan losses	(30,444)	(30,050)
Total loans, net	1,636,984	1,673,207
Federal Home Loan Bank (“FHLB”) stock, at cost	22,765	23,177
Accrued interest receivable	11,034	10,472
Premises and equipment, net	42,446	40,692
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,524	5,489
Bank owned life insurance	49,945	49,611
Other assets	34,331	19,566
Total assets	$2,935,956	$3,021,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$2,006,953	$2,082,282
FHLB borrowings (including repurchase agreements of $222,500 and $230,000 at March 31, 2010 and September 30, 2009, respectively) (note 9)	421,306	430,628
Borrowings senior debt (FDIC insured) (note 9)	51,495	51,494
Mortgage escrow funds	13,405	8,405
Other liabilities	20,425	21,628
Total liabilities	2,513,584	2,594,437
STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,861,477 and 39,547,207 shares outstanding at March 31, 2010 and September 30, 2009, respectively)	459	459
Additional paid-in capital	356,608	355,753
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(6,887)	(7,136)
Treasury stock, at cost (7,068,075 and 6,382,345 shares at March 31, 2010 and September 30, 2009, respectively)	(82,127)	(77,290)
Retained earnings	156,925	153,193
Accumulated other comprehensive income (loss), net of taxes	(2,606)	2,477
Total stockholders’ equity	422,372	427,456
Total liabilities and stockholders’ equity	$2,935,956	$3,021,893

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$22,655	$23,859	$46,055	$49,686
Taxable securities	4,724	7,533	9,476	15,426
Non-taxable securities	1,901	1,910	3,796	3,764
Other earning assets	347	284	718	581
Total interest and dividend income	29,627	33,586	60,045	69,457
Interest expense:
Deposits	2,201	5,274	4,991	11,081
Borrowings	4,492	4,677	9,234	9,695
Total interest expense	6,693	9,951	14,225	20,776
Net interest income	22,934	23,635	45,820	48,681
Provision for loan losses ( note 5)	2,500	7,100	5,000	9,600
Net interest income after provision for loan losses	20,434	16,535	40,820	39,081
Non-interest income:
Deposit fees and service charges	2,744	3,035	5,737	6,173
Net gain on sale of securities	1,884	6,093	4,272	6,424
Title insurance fees	237	201	548	413
Bank owned life insurance	496	492	1,050	1,005
Gain (loss) on sale of premises and equipment	(10)	—	(54)	517
Gain on sale of loans	117	290	400	296
Investment management fees	776	599	1,555	1,207
Fair value loss on interest rate cap	(616)	—	(236)	—
Other	485	413	934	859
Total non-interest income	6,113	11,123	14,206	16,894
Non-interest expense:
Compensation and employee benefits (note 13)	10,824	9,857	21,088	19,568
Stock-based compensation plans	581	825	1,033	1,682
Occupancy and office operations	3,537	3,218	6,863	6,297
Advertising and promotion	794	1,024	1,536	1,850
Professional fees	914	876	1,748	1,582
Data and check processing	577	598	1,127	1,163
Amortization of intangible assets	472	557	965	1,141
FDIC insurance and regulatory assessments	931	769	1,715	1,200
ATM/debit card expense	536	470	1,090	988
Other	2,007	1,882	3,902	3,840
Total non-interest expense	21,173	20,076	41,067	39,311
Income before income tax expense	5,374	7,582	13,959	16,664
Income tax expense	1,207	2,038	3,626	4,829
Net Income	$4,167	$5,544	$10,333	$11,835
Weighted average common shares:
Basic	38,188,191	38,627,212	38,384,180	38,605,156
Diluted	38,237,431	38,811,114	38,402,841	38,813,879
Per common share (note 11)
Basic	$0.11	$0.14	$0.27	$0.30
Diluted	$0.11	$0.14	$0.27	$0.30

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

							Accumulated
	Number		Additional	Unallocated			Other	Total
	of	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at September 30, 2009	39,547,207	$459	$355,753	$(7,136)	$(77,290)	$153,193	$2,477	$427,456
Net income	—	—	—	—	—	10,333	—	10,333
Other comprehensive income	—	—	—	—	—	—	(5,083)	(5,083)
Total comprehensive income								5,250
Deferred compensation transactions	—	—	42	—	—	—	—	42
Stock option transactions, net	249,953	—	4	—	3,016	(2,035)	—	985
ESOP shares allocated or committed to be released for allocation ( 24,966 shares)	—	—	(35)	249	—	—	—	214
Vesting of RRP Awards	—	—	844	—	—	—	—	844
Other RRP transactions	(16,760)	—	—	—	(159)	—	—	(159)
Purchase of treasury shares	(918,923)	—	—	—	(7,694)	—	—	(7,694)
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(4,566)	—	(4,566)
Balance at March 31, 2010	38,861,477	$459	$356,608	$(6,887)	$(82,127)	$156,925	$(2,606)	$422,372

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Six Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$10,333	$11,835
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,000	9,600
Write down of other real estate owned	7	—
Depreciation and amortization of premises and equipment	2,532	2,372
Amortization of intangibles	965	1,141
Net gain on sales of loans held for sale	(400)	(296)
Net realized gain on sale of securities available for sale	(4,272)	(6,424)
Fair value loss on interest rate cap	236	—
(Gain) loss on sales of fixed assets	54	(517)
Net amortization of premium on securities	2,108	148
Amortization of premiums on borrowings	(165)	(230)
ESOP and RRP expense	1,032	1,093
ESOP forfeitures	(2)	(4)
Stock option compensation expense	4	593
Originations of loans held for sale	(23,934)	(16,661)
Proceeds from sales of loans held for sale	22,581	13,228
Increase in cash surrender value of bank owned life insurance	(334)	(1,004)
Deferred income tax (expense)	(7,261)	(4,067)
Net changes in accrued interest receivable and payable	(1,241)	164
Other adjustments (principally net changes in other assets and other liabilities)	(2,666)	(736)
Net cash provided by operating activities	4,577	10,235
Cash flows from investing activities
Purchases of available for sale securities	(425,529)	(216,669)
Purchases of held to maturity securities	(15,619)	(14,756)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	130,954	85,199
Held to maturity	16,547	7,119
Proceeds from sales of securities available for sale and held to maturity	231,019	205,087
Loan originations	(197,708)	(225,675)
Loan principal payments	229,331	215,457
Purchase of interest rate derivative	(1,368)	—
Redemption of FHLB stock, net	412	5,268
Purchases of premises and equipment	(4,388)	(3,616)
Proceeds from the sale of premises	48	718
Net cash (used) in / provided by investing activities	(36,301)	58,132

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Six Months
	Ended March 31,
	2010	2009
Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(62,116)	(122,600)
Net (decrease) increase in time deposits	(13,213)	142,169
Net decrease in short-term borrowings	(7,100)	(145,154)
Net increase in senior debt borrowings	—	51,493
Gross repayments of long-term borrowings	(2,056)	(1,978)
Gross proceeds from long-term borrowings	—	20,000
Net increase in mortgage escrow funds	5,000	5,452
Treasury shares purchased	(7,694)	(129)
Stock option transactions	850	315
Other stock-based compensation transactions	42	55
Cash dividends paid	(4,566)	(4,610)
Net cash used in financing activities	(90,853)	(54,987)
Net (decrease) increase in cash and cash equivalents	(122,577)	13,380
Cash and cash equivalents at beginning of period	160,408	125,810
Cash and cash equivalents at end of period	$37,831	$139,190

Supplemental information:
Interest payments	$15,899	$20,939
Income tax payments	4,810	6,850
Net change in net unrealized gains recorded on securities available for sale	(9,320)	21,652
Change in deferred taxes on net unrealized gains on securities available for sale	3,782	(8,783)
Real estate acquired in settlement of loans	143	1,774

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (unaudited)
(In thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Net Income:	$4,167	$5,544	$10,333	$11,835
Other Comprehensive income :
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $1,878, $2,200, ($2,050) and $11,387	2,744	4,002	(2,998)	16,689

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $763, $2,470, $1,733 and $2,604	1,121	3,623	2,539	3,820
	1,623	379	(5,537)	12,869

Change in funded status of defined benefit plans, net of related income tax expense of $147, $78, $301 and $156	230	116	454	231
	1,853	495	(5,083)	13,100

Total Comprehensive Income	$6,020	$6,039	$5,250	$24,935

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

1.	Basis of Presentation

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

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and for letters of credit, on behalf of customers, which all are in the ordinary course of its lending activities. In addition, the Company purchased interest rate caps with a notional value of $50.0 million during the first quarter of fiscal 2010.    The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.  Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear.  The results of operations for the six months ended March 31, 2010 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2010.  The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

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

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	March 31, 2010	September 30, 2009
Real estate - residential mortgage	$432,847	$460,728
Real estate - commercial mortgage	542,580	546,767
Acquisition, development & construction loans	213,321	201,611
Commercial business loans	234,820	242,629
Consumer loans	243,860	251,522
Total	$1,667,428	$1,703,257

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at beginning of period	$29,967	$23,645	$30,050	$23,101
Charge-offs	(2,447)	(4,848)	(5,224)	(6,852)
Recoveries	424	540	618	588
Net charge-offs	(2,023)	(4,308)	(4,606)	(6,264)
Provision for loan losses	2,500	7,100	5,000	9,600
Balance at end of period	$30,444	$26,437	$30,444	$26,437
Net charge-offs to average loans outstanding (annualized)	0.48%	0.99%	0.55%	0.72%

The following table sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated.  The Company  had  a total $797 and $674  troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) at March 31, 2010 and September 30, 2009, respectively.  There were $381 and $0 in troubled debt restructurings included in non performing loans at March 31, 2010 and September 30, 2009, respectively.

	March 31, 2010		September 30, 2009

	90 days past due	Non-	90 days past due	Non-
	Still accruing	Accrual	Still accruing	Accrual
Non-performing loans:
One- to four- family	$2,716	$4,589	$2,932	$4,425
Commercial real estate	2,750	4,891	977	5,826
Commercial business	—	1,350	—	457
Acquisition, development and construction loans	606	9,830	440	10,830
Consumer	392	550	211	371
Total non-performing loans	$6,464	$21,210	$4,560	$21,909

Real estate owned:
Land		1,496		1,504
One- to four-family		970		208
Total real estate owned		2,466		1,712

Troubled Debt Restructures not included in non-performing loans		416		674

Total non-performing assets		$30,556		$28,855

Ratios:
Non-performing loans to total loans		1.66%		1.55%
Non-performing assets to total assets		1.04%		0.95%
Allowance for loan losses to total non-performing loans		110%		114%
Allowance for loan losses to average loans		1.81%		1.77%

The Company’s recorded investment in impaired loans was $21,767 and $22,101 at March 31, 2010 and September 30, 2009, respectively.  The allowance for loan losses allocated to impaired loans was $3,076 and $2,349 at March 31, 2010 and September 30, 2009, respectively.  The Company does not have any impaired loans without allocations.  The provision for loan losses was $5,000 for the six month period ending March 31, 2010. Substandard assets (including loans) at March 31, 2010 were $98,332 compared to $89,874 at September 30, 2009, while special mention assets were $52,411 and $47,825, respectively.

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

As of June 30, 2009, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosure.  As a result of adoption, the Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3.  As of March 31, 2010 these five securities have an amortized cost of $10,130 and a fair value of  $9,358  and were transferred by the Company from Level 2 to Level 3 valuations at a fair value of $9,534 on April 1, 2009.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of March 31, 2010. These securities have a weighted average coupon rate of 4.5%, a weighted average life of 5.4 years, a weighted average 1 month prepayment history of 12.7 years and a weighted average twelve month default rate of .9.  Two of the five securities are below investment grade and have an amortized cost of $5,738 and a fair value of $5,159 at March 31, 2010.  The remaining three securities are rated at or above Aa3.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Derivatives

The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending March 31, 2010:

Privately
issued
CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,022)
(Amortization) and accretion	2
Total loss in other comprehensive income	(33)
Balance at March 31, 2010	$9,358

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

A summary of assets and liabilities at March 31, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements
	at
	March 31,
	2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$301,548	$301,548	$—	$—
Obligations of states and political subdivisions	180,252	—	180,252	—
Government issued or guaranteed mortgage-backed securities	364,642	—	364,642	—
Privately issued collateralized mortgage obligation	9,358	—	—	9,358
Corporate debt securities	32,330	—	32,330	—
Equities	864	—	864	—
Total investment securities available for sale	888,994	301,548	578,088	9,358

Other assets 1	1,155	—	1,155	—

Total assets	$890,149	$301,548	$579,243	$9,358

Other liabilities2	$23	$—	$23	$—

Total Liabilities	$23	$—	$23	$—

1 Interest rate caps and swaps

2 Swaps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis.  Loans held for sale are subject to a fair value adjustment only when the fair value of the loans is less than their cost basis. Loans held for sale have a fair value of $2,586 and are carried at $2,566.  There was no adjustment necessary to this category as of March 31, 2010.  The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance FASB ASC Topic  310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $18,690 which equals the carrying value less the allowance for loan losses allocated to these loans at March 31, 2010, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the Company for the six months ended March 31, 2010 were $1,122.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance  with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  At March 31, 2010, $1,011 of mortgage servicing rights had a carrying value equal to their fair value.  Changes in fair value of mortgage servicing rights recognized for the six months ended in the fiscal year ended March 31, 2010 was an increase of $170.  A valuation allowance of  $62 is recorded at March 31, 2010 reflecting the lower of amortized cost or fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject  to nonrecurring fair value measurement were $2,466 at March 31, 2010. There were no changes in fair value recognized for those foreclosed assets held by the Company at March 31, 2010.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	March 31		September 30
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	$37,831	$37,831	$160,408	$160,408
Securities available for sale	888,994	888,994	832,583	832,583
Securities held to maturity	43,675	44,784	44,614	45,739
Loans	1,636,984	1,638,591	1,673,207	1,674,490
Loans held for sale	2,566	2,586	1,213	1,242
Accrued interest receivable	11,034	11,034	10,472	10,472
FHLB of New York stock	22,765	22,765	23,177	23,177
Derivatives - interest rate caps	1,132	1,132	—	—
Swaps	23	23	—	—
Financial liabilities:
Non-maturity deposits	(1,525,205)	(1,525,205)	(1,587,321)	(1,587,321)
Certificates of Deposit	(481,748)	(484,091)	(494,961)	(498,105)
FHLB and other borrowings	(472,801)	(520,756)	(482,122)	(524,187)
Mortgage escrow funds	(13,405)	(13,403)	(8,405)	(8,405)
Accrued interest payable	(2,566)	(2,566)	(3,246)	(3,246)
Swaps	(23)	(23)	—	—

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At March 31, 2010 and September 30, 2009, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

The estimated fair value of interest rate derivatives used for interest rate risk management represents the amount the Company would have expected to receive to terminate such agreements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at March 31, 2010 and September 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Mortgage-backed securities- Residential
Mortgage-backed pass-through securities	$310,847	$3,294	$(334)	$313,807
Collateralized mortgage obligations	60,426	539	(772)	60,193
Total mortgage-backed securities	371,273	3,833	(1,106)	374,000
Investment securities
U.S. Treasury Notes	85,903	155	(36)	86,022
U.S. Government Federal Agency Securities	215,589	500	(563)	215,526
State and municipal securities	177,097	3,840	(685)	180,252
Corporate debt securities	31,292	1,038	—	32,330
Equities	1,146	—	(282)	864
Total investment securities	511,027	5,533	(1,566)	514,994
Total available for sale	$882,300	$9,366	$(2,672)	$888,994
September 30, 2009
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$358,194	$6,585	$(281)	$364,498
Collateralized mortgage obligations	66,784	174	(941)	66,017
Total mortgage-backed securities	424,978	6,759	(1,222)	430,515
Investment securities
U.S. Treasury Notes	20,893	183	—	21,076
U.S. Government Federal Agency Securities	186,301	678	(279)	186,700
State and municipal securities	158,007	9,591	(14)	167,584
Corporate debt securities	25,245	579	(1)	25,823
Equities	1,145	—	(260)	885
Total investment securities	391,591	11,031	(554)	402,068
Total available for sale	$816,569	$17,790	$(1,776)	$832,583

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$6,741	$6,820
One to five years	286,495	288,666
Five to ten years	276,817	279,744
Greater than ten years	311,101	312,900
Total	$881,154	$888,130

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of securities held to maturity at March 31, 2010 and September 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$4,863	$224	$—	$5,087
Collateralized mortgage obligations	788	19	—	807
Total mortgage-backed securities	5,651	243	—	5,894
Investment securities
State and municipal securities	37,024	907	(78)	37,853
Other investments	1,000	37	—	1,037
Total investment securities	38,024	944	(78)	38,890
Total held to maturity	$43,675	$1,187	$(78)	$44,784
September 30, 2009
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$5,547	$192	$—	$5,739
Collateralized mortgage obligations	905	6	—	911
Total mortgage-backed securities	6,452	198	—	6,650
Investment securities
State and municipal securities	37,162	940	(47)	38,055
Other investments	1,000	34	—	1,034
Total investment securities	38,162	974	(47)	39,089
Total held to maturity	$44,614	$1,172	$(47)	$45,739

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$19,517	$19,642
One to five years	11,149	11,625
Five to ten years	3,415	3,641
Greater than ten years	9,594	9,876
Total	$43,675	$44,784

Management does not believe that any individual unrealized loss as of March 31, 2010 included in the above tables  represents an other-than-temporary impairment as the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of March 31, 2010 the Company does not intend to sell nor is it  more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.  At March 31, 2010 the accumulated unrealized net gain on securities available for sale, net of tax expense of $2,718 was $3,976. At September 30, 2009, the accumulated unrealized net gain on securities available for sale, net of tax expense of $6,503 was $9,511.

Proceeds from sales of securities available for sale during the six months ended March 31, 2010 and 2009 totaled $231,019 and $205,087, respectively. These sales resulted in realized gains of $4,408 and realized losses of $136 on available for sale securities for the six months ended March 31, 2010. The securities sold at a loss were part of a package of securities that had an overall gain associated with the sale.  Sales from the six months ended March 31, 2009 resulted in realized gains of $6,424 on available for sale securities.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Securities, including held-to-maturity securities, with carrying amounts of $224,487 and $231,190 were pledged as collateral for borrowings and securities repurchase agreements at March 31, 2010 and September 30, 2009, respectively.   Securities with carrying amounts of $256,121 and $290,038 were pledged as collateral for municipal deposits and other purposes at March 31, 2010 and September 30, 2009, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2010 and September 30, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of March 31, 2010
Available For Sale:

Mortgage-backed securities	$(333)	$70,075	$(1)	27	$(334)	$70,102
Collateralized mortgage obligations	—	—	(772)	9,358	(772)	9,358
U.S. Government agency securities	(424)	89,226	(139)	9,902	(563)	99,128
U.S. Treasury notes	(36)	25,498	—	—	(36)	25,498
Municipal securities	(681)	44,926	(4)	277	(685)	45,203
Corporate debt securities	—	—	—	—	—	—
Equity securities	—	—	(282)	863	(282)	863

Total available-for-sale:	(1,474)	229,725	(1,198)	20,427	(2,672)	250,152

Held to Maturity:
State and municipal securities	(5)	265	(73)	992	(78)	1,257

Total held to maturity:	(5)	265	(73)	992	(78)	1,257

Total securities:	$(1,479)	$229,990	$(1,271)	$21,419	$(2,750)	$251,409

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of September 30, 2009
Available For Sale:

Mortgage-backed securities	$(280)	$25,107	$(1)	45	$(281)	$25,152
Collateralized mortgage obligations	(214)	38,858	(727)	9,606	(941)	48,464
Corporate bonds	(1)	2,185	—	—	(1)	2,185
U.S. Government agency securities	(278)	64,689	(1)	42	(279)	64,731
Municipal securities	(14)	1,710	—	—	(14)	1,710
Equity securities	—	—	(260)	885	(260)	885

Total available-for-sale:	(787)	132,549	(989)	10,578	(1,776)	143,127

Held to Maturity:
State and municipal securities	(47)	1,019	0	—	(47)	1,019

Total held to maturity:	(47)	1,019	0	0	(47)	1,019

Total securities:	$(834)	$133,568	$(989)	$10,578	$(1,823)	$144,146

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

Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at March 31, 2010, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of March 31, 2010 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at March 31, 2010 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no individual securities with unrealized losses of significant dollar amounts at March 31, 2010.  A total of 111 securities were in a continuous unrealized loss position for less than 12 months, and 23 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are five individual private label CMO’s that have an amortized cost of $10,130 and a fair value (carrying value) of $9,358 as March 31, 2010.  These securities were all performing as of March 31, 2010 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

The Company does not own any preferred stock of Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.  The Company owned 120 shares of Federal National Mortgage Association common stock as of March 31, 2010.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

8.	Deposits

Major classifications of deposits are summarized below:

	March 31,	September 30,
	2010	2009
Demand Deposits
Retail	$164,515	$169,122
Business	246,624	236,516
Municipal	15,743	86,596
NOW Deposits
Retail	133,922	127,595
Business	32,507	36,972
Municipal	102,603	188,074
Total transaction accounts	695,914	844,875
Savings	383,941	357,814
Money market	445,350	384,632
Certificates of deposit	481,748	494,961
Total deposits	$2,006,953	$2,082,282

Municipal deposits of $360,341 and $470,170 were included in total deposits at March 31, 2010 and September 30, 2009, respectively.  Certificates of deposit include $59,580 and $20,578 (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $6,214 and $10,558) in brokered deposits at March 31, 2010 and September 30, 2009, respectively.

9.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2010		September 30, 2009
	Amount	Rate	Amount	Rate

By type of borrowing:
FHLB advances	$198,806	3.72%	$200,628	4.16%
FHLB Repurchase agreements	222,500	3.98%	230,000	3.95%
Senior Debt (FDIC insured)	51,495	2.74%	51,494	2.74%

Total borrowings	$472,801	3.74%	$482,122	3.91%

By remaining period to maturity:
Less than one year	$85,332	3.15%	$62,677	4.09%
One to two years	88,995	3.14%	44,921	3.79%
Two to three years	24,626	3.97%	73,994	3.14%
Three to four years	30,208	4.12%	31,639	3.98%
Four to five years	20,000	2.96%	25,159	4.14%
Greater than five years	223,640	4.19%	243,732	4.09%
Total borrowings	$472,801	3.74%	$482,122	3.91%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2010 and September 30, 2009, the Bank had pledged mortgages totaling $372,672 and $350,538 respectively.  The Bank had also pledged securities with carrying amounts of $224,487 and $231,190 as of March 31, 2010 and September 30, 2009, respectively, to secure borrowings.  The bank had unused borrowing capacity under the FHLB overnight line of credit of $174,600 and $200,000, at March 31, 2019 and September 30, 2009, respectively.  The Bank also has an Unsecured Discretionary Federal Funds Line with a bank in the amount of $50,000.  As of March 31, 2010, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $375,843.  FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Bank had $25,400 in overnight borrowings that reprice daily, as of March 31, 2010. The Bank issued $51,495 in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) in February 2009.  We recorded a fee of 1% per annum to the FDIC to guarantee the TLGP debt.  The expense is amortized over its maturity and is recorded as interest expense.  Of the $387,469 in borrowings due in greater than one year, $225,000 are callable quarterly after an initial lockout period through their respective maturities and $40,000 have a one time call on a specified date. During the six months ended March 31, 2010 no borrowings were called.  The remaining premium recorded from prior acquisitions, but not accreted into income at March 31, 2010 was $902.

10.	Derivatives

The Company purchased two interest rate caps with notional amounts of $25,000 each in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits.   These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings.  At March 31, 2010, summary information regarding these caps is presented below:

Notional amounts	$ 50,000
Weighted average strike price	3.75%
Weighted average maturity	4.7 years
Fair value of interest rate caps	$1,132

The fair value of the interest rate caps at March 31, 2010 is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manage this risk by entering into corresponding and offsetting interest rate risk agreements with third parties.  At March 31, 2010 the Company had one interest rate swap with a notional value of $1,107.  Interest rate swaps are recorded on our consolidated statements of condition as an asset or liability at estimated fair value.  If an interest rate swap qualifies for hedge accounting, any changes in estimated fair value are recognized in either other comprehensive income or earnings depending on the designation as either a cash flow or fair value hedge instrument, respectively.  We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items.  We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis.  If the interest rate swap does not qualify as a hedge, gains or losses reflecting changes in fair value are reported in earnings.

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

Basic earnings per common share are computed as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Weighted average common shares outstanding (basic), in ‘000s	38,188	38,627	38,384	38,605
Net Income	$4,167	$5,544	$10,333	$11,835
Basic earnings per common share	$0.11	$0.14	$0.27	$0.30

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Diluted earnings per common share are computed as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Weighted average common shares outstanding (basic), in ‘000s	38,188	38,627	38,384	38,605
Effect of common stock equivalents	49	184	19	209
	38,237	38,811	38,403	38,814
Net Income	$4,167	$5,544	$10,333	$11,835
Diluted earnings per common share	$0.11	$0.14	$0.27	$0.30

As of March 31, 2010, 1,824,368 and 1,879,534 weighted average shares were anti-dilutive for the three month period and six month period, respectively.  As of March 31, 2009, 1,945,716 and 1,940,994 weighted average shares were anti-dilutive for the three month period and six month period, respectively.  Anti-dilutive shares are not included in the determination of earnings per share.

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

As of March 31, 2010, the Company had $20,627 in outstanding letters of credit, of which $3,201 was secured by cash and $4,971 were secured by collateral.  The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

13.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended		Three months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service Cost	$—	$—	$8	$5
Interest Cost	384	408	27	23
Expected return on plan assets	(462)	(444)	—	—
Amortization of net transition obligation	—	—	6	3
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	377	206	(23)	(29)
	$299	$170	$30	$14

	Pension Plan		Other Post Retirement Plans
	Six months Ended		Six months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service Cost	$—	$—	$16	$10
Interest Cost	777	806	54	46
Expected return on plan assets	(945)	(889)	—	—
Amortization of net transition obligation	—	—	12	6
Amortization of prior service cost	—	—	24	24
Amortization of (gain) or loss	755	413	(46)	(58)
	$587	$330	$60	$28

As of March 31, 2010, no contributions had been deposited into the pension plan.  The Company anticipates additional contributions during the 2010 fiscal year of less than $1.0 million.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $44 and $47 for the six months ended March 31, 2010 and 2009, respectively. There were $0 and $2,100  in contributions were deposited to fund benefit payments related to the SERP as of  March 31, 2010 and 2009, respectively.

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

●	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, customer preferences and behavior, values of real estate and other collateral, and levels of economic and business activity, among other things.

●
The values of our assets and liabilities, as well as our overall financial performance, are also affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

●	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

●	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●
Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into our Company after closing.

●
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

●
Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management and asset/liability techniques.

●	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●
Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

●
Recent and future legislation and regulatory actions responding to instability and volatility in the credit market may significantly affect our operations, financial condition and earnings.  Future legislative or regulatory actions could impair our rights against borrowers, result in increased credit losses, and significantly increase our operating expenses.

●	While the degree of volatility in the financial markets has abated from the levels experienced in 2008 – 2009, uncertainty persists that may adversely affect us and the financial services industry as a whole. A sluggish economy and high unemployment continue to impact commercial and consumer delinquencies dampening consumer confidence while the high level of mortgage foreclosures continue to press on the real estate markets. The continued economic pressure on businesses and consumers has affected and will likely further affect our business, financial condition and results of operations.

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

For the six months ended March 31, 2010, net income was $10.3 million or $0.27 per diluted share, compared to $11.8 million or $0.30 per diluted share for the same period ended March 31, 2009.  Net interest income of $45.8 million decreased $2.9 million from the same period in the prior year.   Provision for loan losses was $5.0 million, down from $9.6 million in the same period of the prior year.  Gains on sales of securities totaled $4.3 million as the Company continues to monetize a portion of the appreciation in the portfolio compared to $6.4 million for the six months ended March 31, 2009.  Non interest income decreased $2.7 million due mostly to the decrease in gains on sales of securities and the cumulative loss on interest rate caps.  Expenses are up slightly from the same period in 2009 due to increases in employee benefits and incentive accruals, occupancy and equipment expenses and FDIC assessments.

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total assets as of March 31, 2010 were $2.9 billion, a decrease of $85.9 million or 2.8% compared to September 30, 2009 levels.   The decrease in assets is primarily due to a $122.6 million decrease in cash and due from banks as a result of a large deferred cash letter in the amount of $102.1 million received on September 30, 2009.  Net loans decreased $36.2 million to $1.64 billion from September 30, 2009.    Partially offsetting these decreases was an increase in securities of $55.5 million, as the company invested excess cash in the investment portfolio.  Other assets increased $14.8 million due mostly to an increase in prepaid FDIC insurance as well as an increase in the Company’s deferred tax assets.

Net Loans as of March 31, 2010 were $1.64 billion, down $36.2 million from September 30, 2009.  Acquisition, Development and Construction loans (“ADC”) increased by $11.7 million, or 5.8%, over balances at September 30, 2009, primarily due to activity on newly approved loans.  Commercial real estate and commercial business loans declined by $12.0 million, or 1.5%, from September 30, 2009 balances. Consumer loans decreased by $7.7 million, or 3.0%, during the six month period ended March 31, 2010, while residential mortgage loans decreased by $27.9 million or 6.1% primarily due to new conforming fixed rate loan originations of $23.9 million being sold in the secondary market.  Total loan originations were $221.6 million for the six months ended March 31, 2010 and repayments were $229.3 million.   While loan demand remains weak due to the economic slowdown, commercial loan originations during the six months ending March 31, 2010 were $119.0 million compared to $102.9 million for the six months ended March 31, 2009.

Total securities increased by $55.5 million, or 6.3%, to $932.7 million at March 31, 2010, compared to September 30, 2009 due to purchases of securities as the company invested excess cash.  Total mortgage-backed securities at amortized cost decreased by $54.5 million primarily due to sales of $165.0 million and pay downs of $41.2 million, partially offset by purchases totaling $152.7 million.  US Treasury notes increased $65.0 million and U.S. Government federal agency securities increased $29.3 million.  The Company owns private label CMO’s at amortized cost of $10.1 million and a carrying value of $9.4 million. See note six to the consolidated financial statements for further discussion on determination of fair value for these securities.

Deposits as of March 31, 2010 were $2.01 billion, a decrease of $75.3 million, or 3.6%, from September 30, 2009, as municipal tax deposits of $201 million as of year end were utilized by the individual municipalities.  Commercial and personal transaction accounts continued to grow by $7.4 million from $570.2 million to $577.6 million at March 31, 2010.  Other categories showing major changes were as follows: savings accounts increased $26.1 million, money market accounts increased $60.7 million and certificates of deposits decreased $13.2 million over September 30, 2009 balances.

Borrowings decreased by $9.3 million, or 1.9%, from September 30, 2009, to $472.8 million as $34.6 million of FHLBNY advances matured or paid down offset by the Company’s utilization of the overnight line of credit with the FHLB of $25.4 million. The Bank issued $51.5 million in senior unsecured debt under the FDIC Temporary Liquidity Guarantee Program during the second quarter of fiscal 2009.

Stockholders’ equity decreased $5.1 million from September 30, 2009, to $422.4 million at March 31, 2010, due to a net increase of $3.7 million  in the Company’s retained earnings, an increase of $4.0 million due to stock based compensation items and offset by a $5.1 million decrease in accumulated other comprehensive income.  In addition the Company repurchased 918,923 common shares, at a cost of $7.7 million during the fiscal year.

Credit Quality (Also see Note 5 to the consolidated financial statements)

Net charge-offs for the quarter were $2.0 million (0.48% of average loans, on an annualized basis) compared to $2.6 million (0.61% of average loans, on an annualized basis) in the prior linked quarter ended December 31, 2009.   Net charge-offs for the quarter were down $2.3 million when compared to net charge-offs of $4.3 million in the three month period ending March 31, 2009.  Net charge-offs have declined in the community business loan portfolio during the current quarter to $698,000 compared to $1.6 million in the first quarter of fiscal 2010.

Nonperforming loans remained relatively unchanged at $27.7 million at March 31, 2010 compared to $26.7 million at December 31, 2009.   On a year to date basis nonperforming loans increased $1.2 million compared to year end 2009 levels. The Bank’s coverage ratio of nonperforming loans declined slightly from 114 basis points from September 30, 2009, to 110 basis points at March 31, 2010 as the allowance for loan losses remained flat $30.4 million compared to $30.1 million at September 30, 2009.  Non-performing loans as a percent of total loans increased from 1.55% at September 30, 2009 to 1.66% at March 31, 2010 due to a decline in total outstanding loans.

Of the non-performing loans of $27.7 million, $25.6 million were secured by mortgages.  Of the loans that were mortgage secured the weighted average loan to value ratio was 74% and after specific reserves was 68%.  The table below outlines those non-performing assets, at March 31, 2010, by category and collateral with the related weighted average loan to value ratios and specific reserves against such loans:

				WLTV after
	Book		Specific	Specific
	Value	WLTV*	Reserve	Reserve
Loans with Specific Reserves
ADC	$2,183	81%	$1,139	74%
Commercial mortgage	2,420	100	571	68
Residential mortgage	3,729	89	737	78

Loans without Specific Reserves
ADC	8,254	75	—	75
Commercial mortgage	4,742	99	—	99
Residential Mortgage	4,269	62	—	62
Total Mortgage secured	25,597	82	2,447	77

Loans not Mortgage Secured
Loans with specific reserves	1006		629
Loans without specific reserves	1,071
Total non-performing loans	27,674		3,076
General reserves			27,368
Troubled debt restructures not included in non performing loans	416
Total allowance for loan losses			$30,444
ORE balance	2,466
Total non-performing assets	$30,556

*Weighted average LTV is the gross loan value plus negative escrows (before specific reserves) divided by appraised value of the collateral securing the loan.  Appraised values are adjusted based on market conditions.

The Company actively reviews the loan portfolio and works with the borrowers, including several significant ADC relationships that are in performing status but not progressing as originally planned, which may impact criticized and classified loan totals.  Based on the Company’s analysis a $5.0 million provision was added to the allowance for loan loss after recording $4.6 million in net charge offs for the six months ended March 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

Net income for the three months ended March 31, 2010 was $4.2 million, a decrease of $1.4 million compared to $5.5 million for the same period in fiscal 2009.  Excluding net securities gains and the fair value adjustment of interest rate caps earnings was $0.09 per diluted share for the three months ended March 31, 2010 compared to $0.05 for the same period in fiscal 2009.  Net interest income before provision for loan losses for the three months ended March 31, 2010, decreased by $701,000 or 2.3%, to $22.9 million, compared to $23.6 million for the same period in the prior year.  The provision for loan losses for the three months ended March 31, 2010 was $2.5 million, a decrease of $4.6 million, compared to $7.1 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the three months ended March 31, 2010, decreased 4 basis points compared to the same period last year from 3.80% to 3.76%.  Non-interest income for the three months ended March 31, 2010, was $6.1 million, a decrease of $5.0 million, compared to $11.1 million for the same period in fiscal 2009 due to decreases in gains on sales of securities of $4.2 million and $616,000 fair value loss on interest rate caps.  Non-interest expense increased $1.1 million, or 5.5%, to $21.2 million for the three months ended March 31, 2010, compared to $20.1 million for the same period in the prior year primarily due to increased medical and pension expense, FDIC insurance and occupancy expense.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding theses factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Three months ended
	March 31,
	2010	2009
Net Income
Net Income	$4,167	$5,544
Securities gains1	(1,119)	(3,619)
Fair value loss on interest rate caps1	366	—
Net adjusted income	$3,414	$1,925

Earnings per common share
Diluted Earnings per common share	$0.11	$0.14
Securities gains1	(0.03)	(0.09)
Fair value loss on interest rate caps1	0.01	—
Diluted adjusted earnings per common share	$0.09	$0.05

Non-interest income
Total non-interest income	$6,113	$11,123
Securities gains	(1,884)	(6,093)
Fair value loss on interest rate caps	616	—
Adjusted non interest-income	$4,845	$5,030

1 After marginal tax effect 40.61%

Relevant operating results performance measures follow:

	Three Months Ended
	March 31,
	2010	2009
Per common share:
Basic earnings	$0.11	$0.14
Diluted earnings	0.11	0.14
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.58%	0.76%
Equity	4.00%	5.38%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$958,513	$13,607	5.76%	$964,584	$13,657	5.74%
Consumer loans	248,622	2,771	4.52	253,597	2,922	4.67
Residential mortgage loans	435,163	6,277	5.85	500,143	7,280	5.90
Total loans 1	1,642,298	22,655	5.59	1,718,324	23,859	5.63
Securities-taxable	694,815	4,724	2.76	623,470	7,533	4.90
Securities-tax exempt 2	203,153	2,924	5.84	197,786	2,939	6.02
Federal Reserve excess reserves	15,257	10	0.27	66,360	38	0.23
Other earning assets	26,031	337	5.27	26,410	246	3.78
Total securities and other earning assets	939,256	7,995	3.45	914,026	10,756	4.77
Total interest-earning assets	2,581,554	30,650	4.82	2,632,350	34,615	5.33
Non-interest-earning assets	337,399			329,369
Total assets	$2,918,953			$2,961,719
Interest bearing liabilities:
NOW Checking	$298,935	156	0.21%	$241,190	90	0.15%
Savings, clubs and escrow	380,600	95	0.10	352,199	213	0.25
Money market accounts	428,605	374	0.35	405,221	771	0.77
Certificate accounts	446,301	1,576	1.43	646,527	4,200	2.63
Total interest-bearing deposits	1,554,441	2,201	0.57	1,645,137	5,274	1.30
Borrowings	500,226	4,492	3.64	511,340	4,677	3.71
Total interest-bearing liabilities	2,054,667	6,693	1.32	2,156,477	9,951	1.87
Non- interest bearing deposits	419,389			365,971
Other non-interest-bearing liabilities	22,768			21,619
Total liabilities	2,496,824			2,544,067
Stockholders’ equity	422,129			417,652
Total liabilities and equity	$2,918,953			$2,961,719
Net interest rate spread			3.49%			3.46%
Net earning assets	$526,887			$475,873
Net interest margin		23,957	3.76%		24,664	3.80%
Less tax equivalent adjustment 2		(1,023)			(1,029)
Net interest income		$22,934			$23,635
Ratio of average interest-earning assets to average interest bearing liabilities	125.64%			122.07%

1	Includes non-accrual loans

2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31,
	2010 vs. 2009
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$(94)	$44	$(50)
Consumer loans	(57)	(94)	(151)
Residential mortgage loans	(941)	(62)	(1,003)
Securities-taxable	802	(3,613)	(2,811)
Securities-tax exempt2	79	(92)	(13)
Federal Reserve excess reserves	—	(28)	(28)
Other earning assets	(9)	100	91
Total interest income	(220)	(3,745)	(3,965)
Interest-bearing liabilities
NOW checking	25	41	66
Savings	18	(136)	(118)
Money market	43	(440)	(397)
Certificates of deposit	(1,061)	(1,563)	(2,624)
Borrowings	(309)	124	(185)
Total interest expense	(1,284)	(1,974)	(3,258)
Net interest margin	1,064	(1,771)	(707)
Less tax equivalent adjustment2	(28)	34	6
Net interest income	$1,036	$(1,737)	$(701)

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2010 decreased by $701,000, or 3.0%, to $22.9 million, compared to $23.6 million for the quarter ended March 31, 2009. Gross interest income on a tax-equivalent basis decreased by $4.0 million, or 11.5%, to $30.7 million for the quarter ended March 31, 2010, compared to $34.6 million for the same three months in 2009.  General market interest rates have declined significantly from the prior period.  As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined.  Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income.  Interest expense decreased by $3.3 million with the primary decrease in certificates of deposit of $2.6 million, consistent with the general decline in asset yields.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $2.5 million in loan loss provisions for the quarter ended March 31, 2010, or $477,000 more than net charge-offs.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the three months ended March 31, 2010 decreased by $5.0 million, or 45.0% to $6.1 million.  The decrease was due mainly to net gains on sales of securities of $6.1 million in second quarter fiscal 2009 compared to $1.9 million in second quarter fiscal 2010. The Company continues to realize a portion of the recent appreciation in its securities portfolio, monetizing other comprehensive income and reducing prepayment risk. Other factors contributing to the decrease were gains on the sale of loans  of $117,000 and $290,000 in 2010 and 2009, respectively; a $616,000 fair market loss on interest rate caps in fiscal 2010 and declines in deposit fees and service charges of $291,000, which were partially offset by the $177,000 increase in investment management fees.

Non-interest expense for the three months ended March 31, 2010 increased by $1.1 million, or 5.5%, to $21.2 million, primarily due to increased medical and pension expense, FDIC insurance and occupancy expense, partially offset by reduced stock compensation expense.

Income Tax expense decreased $831,000 to $1.2 million for the three months ended March 31, 2010, as compared to $2.0 million for the three months ended March 31, 2009.  The effective tax rate for the three months ended March 31, 2010 was 22.5% compared to 26.9% for the same period in the prior year.  The decline is due to tax exempt municipal securities and BOLI income being a larger portion of overall pretax income in the current period.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and March 31, 2009

Net income for the six months ended March 31, 2010 was $10.3 million, a decrease of $1.5 million, compared to $11.8 million for the same period in fiscal 2009. Excluding net securities gains and the fair value adjustment of interest rate caps earnings was $0.20 per diluted share for the six months ended March 31, 2010 and 2009.  Net interest income before provision for loan losses for the six months ended March 31, 2010 decreased by $2.9 million, or 5.88%, to $45.8 million, compared to $48.7 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the six months ended March 31, 2010 decreased 17 basis points compared to the same period last year from 3.89% to 3.72%, primarily due to of lower volume and yields in the loan portfolio and lower yields on the security portfolio.  Provision for loan losses for the six months ended March 31, 2010 decreased by $4.6 million, or 47.9% to $5.0 million, compared to $9.6 million for the same period in the prior year as net charges offs have slowed down.  Non-interest income decreased $2.7 million, or 15.9%, to $14.2 million for the six months ended March 31, 2010, compared to $16.9 million for the six months ended March 31, 2009 mostly due to decreased gains on securities. Non-interest expense increased $1.8 million, or 4.5%, to $41.1 million for the six months ended March 31, 2010, compared to $39.3 million for the same period in the prior year primarily due to increases in compensation and employee benefits (primarily pension expense increases), occupancy and office operations and FDIC assessments partially offset by decreases in stock based compensation, advertising and promotion and intangible amortization.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding theses factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)

	Six months ended March 31,
	2010	2009
Net Income
Net Income	$10,333	$11,835
Securities gains1	(2,537)	(3,815)
Fair value loss on interest rate caps1	140	—
Net adjusted income	$7,936	$8,020
Earnings per common share
Diluted Earnings per common share	$0.27	$0.30
Securities gains1	(0.07)	(0.10)
Fair value loss on interest rate caps1	0.00	—
Diluted adjusted earnings per common share	$0.20	$0.20
Non-interest income
Total non-interest income	$14,206	$16,894
Securities gains	(4,272)	(6,424)
Fair value loss on interest rate caps	236	—
Adjusted non interest-income	$10,170	$10,470

1 After marginal tax effect 40.61%

The relevant operating results performance measures follow:

	Six Months Ended March 31,
	2010	2009
Per common share:
Basic earnings	$0.27	$0.30
Diluted earnings	0.27	0.30
Dividends declared	0.12	0.12
Return on average (annualized):
Assets	0.71%	0.81%
Equity	4.90%	5.80%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield	Outstanding		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Commercial and commercial mortgage loans	$956,225	$27,515	5.77%	$961,208	$28,777	6.00%
Consumer loans	250,585	5,673	4.54	251,234	6,058	4.84
Residential mortgage loans	443,053	12,867	5.82	503,097	14,851	5.92
Total loans 1	1,649,863	46,055	5.60	1,715,539	49,686	5.81
Securities-taxable	660,401	9,476	2.88	635,573	15,426	4.87
Securities-tax exempt 2	202,421	5,839	5.79	193,505	5,790	6.00
Federal Reserve Bank Balance	35,934	45	0.25	36,067	42	0.23
Other earning assets	25,369	673	5.32	29,668	539	3.64
Total securities and other earning assets	924,125	16,033	3.48	894,813	21,797	4.89
Total interest-earning assets	2,573,988	62,088	4.84	2,610,352	71,483	5.49
Non-interest-earning assets	328,752			324,220
Total assets	$2,902,740			$2,934,572
Interest bearing liabilities:
NOW Checking	$295,351	335	0.23%	$236,447	425	0.36%
Savings, clubs and escrow	376,713	190	0.10	349,993	487	0.28
Money market accounts	412,988	781	0.38	354,229	1,770	1.00
Certificate accounts	462,010	3,685	1.60	620,781	8,399	2.71
Total interest-bearing deposits	1,547,062	4,991	0.65	1,561,450	11,081	1.42
Borrowings	492,913	9,234	3.76	570,810	9,695	3.41
Total interest-bearing liabilities	2,039,975	14,225	1.40	2,132,260	20,776	1.95
Non- interest bearing deposits	419,173			373,074
Other non-interest-bearing liabilities	20,347			19,951
Total liabilities	2,479,495			2,525,285
Stockholders’ equity	423,245			409,287
Total liabilities and equity	$2,902,740			$2,934,572
Net interest rate spread			3.44%			3.54%
Net earning assets	$534,013			$478,092
Net interest margin		47,863	3.72%		50,707	3.89%
Less tax equivalent adjustment 2		(2,043)			(2,026)
Net interest income		$45,820			$48,681
Ratio of average interest-earning assets to average interest bearing liabilities	126.18%
				122.42%

1	Includes non-accrual loans

2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Six Months Ended March 31,
	2010 vs. 2009
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$(150)	$(1,112)	$(1,262)
Consumer loans	(16)	(369)	(385)
Residential mortgage loans	(1,738)	(246)	(1,984)
Securities-taxable	585	(6,535)	(5,950)
Securities-tax exempt2	258	(209)	49
Federal Reserve Bank Balance	—	3	3
Other earning assets	(98)	232	134
Total interest income	(1,159)	(8,236)	(9,395)
Interest-bearing liabilities
NOW checking	89	(179)	(90)
Savings	35	(332)	(297)
Money market	255	(1,244)	(989)
Certificates of deposit	(1,812)	(2,902)	(4,714)
Borrowings	(2,081)	1,620	(461)
Total interest expense	(3,514)	(3,037)	(6,551)
Net interest margin	2,355	(5,199)	(2,844)
Less tax equivalent adjustment2	(94)	77	(17)
Net interest income	$2,261	$(5,122)	$(2,861)

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.

2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.
_____________________________________________________

Net interest income for the six months ended March 31, 2010 decreased by $2.9 million, or 5.9%, to $45.8 million, compared to $48.7 million for the six months ended March 31, 2009. Net interest income on a tax-equivalent basis decreased by $2.8 million, or 5.6%, to $47.9 million for the six months ended March 31, 2010, compared to $50.7 million for the same six months in 2009.  The target fed funds rate averaged .25% for the six month period ended March 31, 2010 versus an average of .67% for the same period in the prior year.  Comparable declines were experienced in the prime rate to which $538.3 million in loans reprice and there were no floating rate borrowings at March 31, 2010.  Interest expense decreased by $6.6 million, or 31.5% to $14.2 million, for the year, compared to $20.8 million for the same period in 2009.  Average interest-bearing liabilities decreased by $92.3 million and the average cost of interest-bearing liabilities decreased by 55 basis points. The average yields on the loan portfolio decreased by 21 basis points.  Average yields on investment securities on a tax-equivalent basis decreased by 157 basis points reflecting purchases at yields lower than the book yields of sold or called securities.  Yields on interest-bearing deposit accounts decreased 77 basis points and average borrowings costs increased 35 basis points reflecting fixed rate borrowings. The tax equivalent net interest margin, therefore, decreased by 17 basis points to 3.72%, while net interest spread decreased by  10 basis points as compared to 2009 to 3.44%.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio.  The Company recorded $5.0 million in loan loss provisions for the six months ended March 31, 2010, and recognized net charge-offs of $4.6 million in the same period. This compares to loan loss provisions of $9.6 million and net charge-offs of $6.3 million for the six months ended March 31, 2009. The primary driver of the decrease in charge-offs compared the previous period is the performance of the small business credit-scored portfolios. Net charge-offs for this portfolio were $2.3 million on average outstandings of $99.0 million for the six months ended March 31, 2010 compared to $4.6 million of the $106.9 million of average outstandings for the six months ending March 31, 2009.

Non-interest income for the six months ended March 31, 2010 decreased by $2.7 million, or 15.9%, to $14.2 million compared to $16.9 million for the same period in 2009.  The decline in non-interest income is a result of declines on net gains on sales of securities of $2.2 million and gains on sale of  premises and equipment of $571,000, decreased deposit fees and service charges of $436,000, as well a cumulative loss on the fair value on interest rate caps of $236,000, which were partially offset by the $348,000 increase in investment management fees.

Non-interest expense for the six months ended March 31, 2010 increased by $1.8 million, or 4.5%, to $41.1 million, from $39.3 million for the same period in 2009 primarily due to employee benefits and incentive accruals, occupancy and equipment expenses and FDIC assessments.

Income tax expense was $3.6 million for the six months ended March 31, 2010, compared to $4.8 million for the same period in 2009.  The effective tax rates were 26.0% and 29.0%, respectively. The decline is due to tax exempt municipal securities and BOLI income being a larger portion of overall pretax income in the current period

Liquidity and Capital Resources

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2010 and 2009 our loan originations, including origination of loans held for sale, totaled $221.6 million and $242.3 million, respectively. Purchases of securities available for sale totaled $425.5 million and $216.7 million for the six months ended March 31, 2010 and 2009, respectively. Purchases of securities held to maturity totaled $15.6 million and $14.8 million for the six months ended March 31, 2010 and 2009, respectively. These activities were funded primarily with the proceeds received from the sale of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $41.8 million at March 31, 2010, and consisted of $34.3 million at adjustable or variable rates and $7.5 million at fixed rates. Unused lines of credit granted to customers were $364.5 million at March 31, 2010. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $49.9 million and $49.6 million at March 31, 2010 and September 30, 2009, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $75.3 million for the six months ended March 31, 2010. Total deposits increased $19.6 million for the six months ended March 31, 2009.  Total municipal deposits decreased $109.8 million and $29.1 million for the six months ended March 31, 2010 and 2009, respectively.  The trends seen in deposit categories as of March 31, 2010 are consistent with those that the Company historically experiences in the first six months of the fiscal year.  The decrease in municipal deposits is a result of September deposits including $201 million in seasonal tax deposits.  Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance.  Effective June 30, 2010 the FDIC unlimited insurance guarantee of transaction accounts is scheduled to expire.  The Company has opted out of the Transaction Account Guarantee program (“TAGP”) effective July 1, 2010. Therefore, any funds held in non-interest bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.  Based on March 31, 2010 balances an additional $76.1 million in municipal deposits would be required to be secured.  The Company further anticipates that it has sufficient liquidity for withdrawals, if any, of non municipal transaction accounts due to the reduction of FDIC insurance back to $250,000.

Credit markets improved significantly at March 31, 2010 from the poor conditions that existed at March 31, 2009.  Credit spreads narrowed steadily during the past year and many are very near historical low levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds. Therefore, we continue to view the credit markets and overall economic conditions as fragile thereby warranting maintenance of higher than normal liquidity levels.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $198.8 million was outstanding at March 31, 2010. At March 31, 2010, we had the ability to borrow an additional $174.6 million under our credit facilities with the Federal Home Loan Bank.  The Bank may borrow an additional $375.8 million by pledging securities not required to be pledged for other purposes as of March 31, 2010. To further diversify our founding sources at March 31, 2010 we had $59.6 million in brokered certificates all of which are certificates of deposit account registers service (CDARs).  Of the $59.6 million in CDARs $6.2 million are reciprocal.   At March 31, 2010, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $239.1 million, or 8.6% of adjusted assets (which is above the minimum required level of $111.0 million, or 4.0%) and a total risk-based capital level of $263.4 million, or 13.6% of risk-weighted assets (which is above the required level of $155.3 million, or 8.0%).  Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized.  In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures.  At March 31, 2010, the Bank exceeded all capital requirements for the well-capitalized classification.  These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors.  As of March 31, 2010, the Company’s tangible capital as a percent of tangible assets increased to 9.28%, while its tangible book value increased to $.01 to $6.61 at March 31, 2010.  The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	03/31/10	09/30/09
Total assets	$2,935,956	$3,021,893
Goodwill and other amortizable intangibles	(165,385)	(166,350)
Tangible assets	$2,770,571	$2,855,543

Stockholders’ equity	$422,372	$427,456
Goodwill and other amortizable intangibles	(165,385)	(166,350)
Tangible stockholders’ equity	$256,987	$261,106

Outstandng Shares	38,861,477	39,547,207
Tangible capital as a % of tangible assets (consolidated)	9.28%	9.14%
Tangible book value per share	$6.61	$6.60

The Bank had $25.4 million outstanding in overnight borrowings under its $200 million line of credit facility with the Federal Home Loan Bank.  Although, the Bank applied for and received approval from US Treasury, the Bank did not accept a capital infusion from the capital purchase program of the Troubled Asset Relief Program (“TARP”).

The Company declared a dividend of $0.06 per share payable on May 13, 2010 to stockholders of record on May 3, 2010.

The following table sets forth the Bank’s regulatory capital position at March 31, 2010 and September 30, 2009, compared to OTS requirements:

			OTS requirements
			Minimum capital		Classification as well
	Bank actual		adequacy		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Tangible capital	$239,050	8.6%	$41,609	1.5%	$—	—
Tier 1 (core) capital	239,050	8.6	110,958	4.0	138,698	5.0%
Risk-based capital:
Tier 1	239,050	12.3	—	—	116,462	6.0
Total	263,382	13.6	155,283	8.0%	194,104	10.0
September 30, 2009:
Tangible capital	$246,339	8.6%	$42,784	1.5%	$—	—
Tier 1 (core) capital	246,339	8.6	114,090	4.0	142,613	5.0%
Risk-based capital:
Tier 1	246,339	12.6	—	—	117,447	6.0
Total	270,807	13.8	156,596	8.0%	195,746	10.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Estimated Changes in NPV and NII.  The table below sets forth, as of March 31, 2010, the estimated changes in our NPV and our NII that would result from the designated instantaneous and parallel changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase (Decrease)			Increase (Decrease) in
Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$272,442	$(37,058)	-12.0%	$96,994	$7,467	8.3%
+200	292,007	(17,493)	-5.7%	95,910	6,383	7.1%
+100	305,110	(4,390)	-1.4%	92,920	3,393	3.8%
0	309,500	0	0.0%	89,527	0	0.0%

The table set forth above indicates that at March 31, 2010, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 5.7% decrease in NPV and an 7.1% increase in NII.  Due to the current level of interest rates management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

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

During the first six months of fiscal year 2010, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities increased by 7 basis points from 0.95% to 1.02% during the first six months of fiscal year 2010 while the yield on U.S. Treasury 10 year notes increased 53 basis points from 3.31% to 3.84% over the same time period. The disproportional higher rate of increase on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the second quarter of fiscal year 2010 than it was when the year began.  To fight the economic downturn the FOMC has declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end, thereby resulting in margin compression.  We hold $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature.  The value risk is $1.2 million.

Item 4.	Controls and Procedures

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is  properly recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms.

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

There have been no material changes in risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 with the exception of the following:

The Company has opted out of the Transaction Account Guarantee program (“TAGP”) effective July 1, 2010. Therefore, any funds held in non-interest bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Not applicable.

(b)            Not applicable

(c)            Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
January 1 - January 31	65,984	$8.45	61,900	2,085,990
February 1 - February 28	325,715	$8.34	254,823	1,831,167
March 1 - March 31	16,760	9.48	—	1,831,167
Total	408,459	$8.40	316,723

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 18, 2010, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and the ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010.

The number of votes cast at the meeting as to each matter acted upon was as follows:

1.	ELECTION OF DIRECTORS:

	VOTES FOR	%	WITHHELD	%
William F. Helmer	27,902,689	98.3	496,114	1.7
R. Michael Kennedy	28,156,013	99.1	242,790	0.9
Donald T. McNelis	27,897,705	98.2	501,098	1.8
William R. Sichol, Jr.	27,690,873	97.5	707,390	2.5

2.	The ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

FOR	%	AGAINST	%	ABSTAIN	%
33,574,058	99.3	230,850	0.7	39,203	0.0

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	May 7, 2010	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2010	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)