Form 10-Q
period 2010-06-30
PROVIDENT NEW YORK BANCORP
filed 2010-08-06
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Classes of Common Stock	as of August 2 , 2010

$0.01 per share	38,618,477

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	June 30,	September 30,
ASSETS	2010	2009
Cash and due from banks	$42,660	$160,408
Securities (note 7)
Available for sale (including $410,913 and $521,228 pledged as collateral for borrowings and deposits at June 30, 2010 and September 30, 2009 respectively)	878,370	832,583
Held to maturity, at amortized cost (fair value of $41,521 and $45,739 at June 30, 2010 and September 30, 2009, respectively)	40,452	44,614
Total securities	918,822	877,197
Loans held for sale	2,134	1,213
Loans (notes 4 and 5):
One to four family residential mortgage loans	427,411	460,728
Commercial real estate and commercial business	810,692	789,396
Acquisition, development and construction	227,270	201,611
Consumer loans	240,364	251,522
Gross loans	1,705,737	1,703,257
Allowance for loan losses	(31,021)	(30,050)
Total loans, net	1,674,716	1,673,207
Federal Home Loan Bank ("FHLB") stock, at cost	24,596	23,177
Accrued interest receivable	10,677	10,472
Premises and equipment, net	42,983	40,692
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,072	5,489
Bank owned life insurance	50,447	49,611
Other assets	31,738	19,566
Total assets	$2,963,706	$3,021,893
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 8)	$1,961,005	$2,082,282
FHLB borrowings (including repurchase agreements of $225,500 and $230,000 at June 30, 2010 and September 30, 2009, respectively) (note 9)	475,416	430,628
Borrowings senior debt (FDIC insured) (note 9)	51,496	51,494
Mortgage escrow funds	20,491	8,405
Other liabilities	26,183	21,628
Total liabilities	2,534,591	2,594,437
STOCKHOLDERS' EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,628,477 and 39,547,207 shares outstanding at June 30, 2010 and September 30, 2009, respectively)	459	459
Additional paid-in capital	356,684	355,753
Unallocated common stock held by employee stock ownership plan ("ESOP")	(6,762)	(7,136)
Treasury stock, at cost (7,301,075 and 6,382,345 shares at June 30, 2010 and September 30, 2009, respectively)	(84,216)	(77,290)
Retained earnings	159,349	153,193
Accumulated other comprehensive income, net of taxes	3,601	2,477
Total stockholders' equity	429,115	427,456
Total liabilities and stockholders' equity	$2,963,706	$3,021,893

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$23,393	$23,848	$69,448	$73,534
Taxable securities	4,716	5,460	14,192	20,886
Non-taxable securities	2,037	1,915	5,833	5,679
Other earning assets	262	428	980	1,009
Total interest and dividend income	30,408	31,651	90,453	101,108
Interest expense:
Deposits	1,849	4,104	6,840	15,185
Borrowings	4,361	4,821	13,595	14,516
Total interest expense	6,210	8,925	20,435	29,701
Net interest income	24,198	22,726	70,018	71,407
Provision for loan losses ( note 5)	2,750	3,500	7,750	13,100
Net interest income after provision for loan losses	21,448	19,226	62,268	58,307
Non-interest income:
Deposit fees and service charges	2,796	3,083	8,533	9,256
Net gain on sale of securities	945	10,023	5,217	16,447
Title insurance fees	336	254	884	667
Bank owned life insurance	503	502	1,553	1,507
Gain (loss) on sale of premises and equipment	-	-	(54)	517
Gain on sale of loans	45	450	445	746
Investment management fees	756	622	2,311	1,829
Fair value loss on interest rate cap	(595)	-	(831)	-
Other	495	321	1,429	1,180
Total non-interest income	5,281	15,255	19,487	32,149
Non-interest expense:
Compensation and employee benefits (note 13)	11,061	10,058	32,149	29,626
Stock-based compensation plans	172	639	1,205	2,321
Occupancy and office operations	3,168	3,310	10,031	9,607
Advertising and promotion	1,041	614	2,577	2,464
Professional fees	1,063	788	2,811	2,370
Data and check processing	571	558	1,698	1,721
Amortization of intangible assets	452	531	1,417	1,672
FDIC insurance and regulatory assessments	927	2,305	2,642	3,505
ATM/debit card expense	164	564	1,254	1,552
Other	2,122	2,150	6,024	5,990
Total non-interest expense	20,741	21,517	61,808	60,828
Income before income tax expense	5,988	12,964	19,947	29,628
Income tax expense	1,232	4,014	4,858	8,843
Net Income	$4,756	$8,950	$15,089	$20,785
Weighted average common shares:
Basic	38,086,535	38,536,716	38,284,965	38,582,343
Diluted	38,086,579	38,683,135	38,317,220	38,768,486
Per common share (note 11)
Basic	$0.12	$0.23	$0.39	$0.54
Diluted	$0.12	$0.23	$0.39	$0.54

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
 (In thousands, except share data)

							Accumulated
	Number		Additional	Unallocated			Other	Total
	of	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Shares	Stock	Earnings	Income	Equity
Balance at September 30, 2009	39,547,207	$459	$355,753	$(7,136)	$(77,290)	$153,193	$2,477	$427,456
Net income	−	−	−	−	−	15,089	−	15,089
Other comprehensive income	−	−	−	−	−	−	1,124	1,124
Total comprehensive income								16,213
Deferred compensation transactions	−	−	64	−	−	−	−	64
Stock option transactions, net	249,953	−	45	−	3,016	(2,036)	−	1,025
ESOP shares allocated or committed to be released for allocation (37,449 shares)	−	−	(41)	374	−	−	−	333
Vesting of RRP Awards	−	−	863	−	−	−	−	863
Other RRP transactions	(16,760)	−	−	−	(159)	−	−	(159)
Purchase of treasury shares	(1,151,923)	−	−	−	(9,783)	−	−	(9,783)
Cash dividends paid ($0.18 per common share)	−	−	−	−	−	(6,897)	−	(6,897)
Balance at June 30, 2010	38,628,477	$459	$356,684	$(6,762)	$(84,216)	$159,349	$3,601	$429,115

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Nine Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,089	$20,785
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,750	13,100
Write down of other real estate owned	44	186
Depreciation and amortization of premises and equipment	3,666	3,493
Amortization of intangibles	1,417	1,672
Net gain on sales of loans held for sale	(445)	(746)
Net realized gain on sale of securities available for sale	(5,217)	(16,447)
Fair value loss on interest rate cap	831	-
(Gain) loss on sales of fixed assets	54	(517)
Net amortization of premium on securities	6,574	505
Amortization of premiums on borrowings	(211)	(340)
ESOP and RRP expense	1,162	1,622
ESOP forfeitures	(2)	(4)
Stock option compensation expense	45	703
Originations of loans held for sale	(27,198)	(37,699)
Proceeds from sales of loans held for sale	26,722	36,997
Increase in cash surrender value of bank owned life insurance	(836)	(1,456)
Deferred income tax (expense)	(5,900)	(3,012)
Net changes in accrued interest receivable and payable	(738)	1,076
Other adjustments (principally net changes in other assets and other liabilities)	(319)	18,086
Net cash provided by operating activities	22,488	38,004
Cash flows from investing activities
Purchases of available for sale securities	(555,031)	(466,331)
Purchases of held to maturity securities	(18,314)	(19,366)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	232,625	123,594
Held to maturity	22,469	19,017
Proceeds from sales of securities available for sale and held to maturity	276,021	457,685
Loan originations	(351,860)	(344,906)
Loan principal payments	342,601	354,602
Purchase of interest rate derivative	(1,368)	-
(Purchase) redemption of FHLB stock, net	(1,419)	5,228
Purchases of premises and equipment	(6,059)	(7,212)
Proceeds from the sale of premises	48	718
Net cash (used) in / provided by investing activities	(60,287)	123,029

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Nine Months
	Ended June 30,
	2010	2009
Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(54,044)	(97,036)
Net decrease in time deposits	(67,233)	(19,178)
Net increase (decrease) in short-term borrowings	100,600	(148,791)
Net increase in senior debt borrowings	-	51,493
Gross repayments of long-term borrowings	(55,599)	(2,982)
Gross proceeds from long-term borrowings	-	22,840
Net increase in mortgage escrow funds	12,086	12,905
Treasury shares purchased	(9,783)	(2,654)
Stock option transactions	857	297
Other stock-based compensation transactions	64	100
Cash dividends paid	(6,897)	(7,001)
Net cash used in financing activities	(79,949)	(190,007)
Net decrease in cash and cash equivalents	(117,748)	(28,974)
Cash and cash equivalents at beginning of period	160,408	125,810
Cash and cash equivalents at end of period	$42,660	$96,836

Supplemental information:
Interest payments	$20,968	$29,722
Income tax payments	4,882	7,686
Net change in net unrealized gains recorded on securities available for sale	752	12,479
Change in deferred taxes on net unrealized gains on securities available for sale	(308)	(5,017)
Real estate acquired in settlement of loans	1,628	1,774

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME(unaudited)
(In thousands, except share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net Income:	$4,756	$8,950	$15,089	$20,785
Other Comprehensive income :
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $4,474, $324, $2,424 and $11,711	6,543	494	3,545	17,183

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $383, $4,083, $2,116 and $6,687	562	5,940	3,101	9,760
	5,981	(5,446)	444	7,423

Change in funded status of defined benefit plans, net of related income tax expense of $152, $83, $453 and $239	226	115	680	346
	6,207	(5,331)	1,124	7,769

Total Comprehensive Income	$10,963	$3,619	$16,213	$28,554

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

1.	Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Company, Inc., which provides title searches and insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, Provident Bank (“the Bank”), Provident Risk Management, LLC, a Vermont chartered captive insurance company and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership,  (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) three limited liability companies, which hold foreclosed properties acquired by the Bank. Intercompany transactions and balances are eliminated in consolidation.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.  Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear.  The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2010.  The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

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

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements has been issued.  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. This standard is generally effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

ASU 2010-20, Receivables (Topic 310)-Disclosures abut the Credit Quality of Financing Receivables and the Allowance for Credit Losses will require significantly more information about credit quality in a financial institution’s portfolio.  This statement addresses only disclosures and does not seek to change recognition or measurement.  This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

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

4.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	June 30, 2010	September 30, 2009
Real estate - residential mortgage	$427,411	$460,728
Real estate - commercial mortgage	567,566	546,767
Acquisition, development & construction loans	227,270	201,611
Commercial business loans	243,126	242,629
Consumer loans	240,364	251,522
Total	$1,705,737	$1,703,257

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Activity in the allowance for loan losses for the periods indicated is summarized below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$30,444	$26,437	$30,050	$23,101
Charge-offs	(2,427)	(2,354)	(7,651)	(9,206)
Recoveries	254	444	872	1,032
Net charge-offs	(2,173)	(1,910)	(6,779)	(8,174)
Provision for loan losses	2,750	3,500	7,750	13,100
Balance at end of period	$31,021	$28,027	$31,021	$28,027
Net charge-offs to average loans outstanding (annualized)	0.52%	0.44%	0.54%	0.63%

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.  The Company had a total $714 and $674 troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) at June 30, 2010 and September 30, 2009, respectively. There were $300 and $0 in troubled debt restructurings included in non performing loans at June 30, 2010 and September 30, 2009, respectively.

	June 30, 2010		September 30, 2009

	90 days past due	Non-	90 days past due	Non-
	Still accruing	Accrual	Still accruing	Accrual
Non-performing loans:
One- to four- family	$2,794	$5,030	$2,932	$4,425
Commercial real estate	3,252	8,076	977	5,826
Commercial business	-	2,384	-	457
Acquisition, development and construction loans	607	5,870	440	10,830
Consumer	416	625	211	371
Total non-performing loans	$7,069	$21,985	$4,560	$21,909

Real estate owned:
Land		2,223		1,504
One- to four-family		1,079		208
Total real estate owned		3,302		1,712

Troubled Debt Restructures not included in non-performing loans		414		674

Total non-performing assets		$32,770		$28,855

Ratios:
Non-performing loans to total loans		1.70%		1.55%
Non-performing assets to total assets		1.11%		0.95%
Allowance for loan losses to total non-performing loans		107%		114%
Allowance for loan losses to average loans		1.85%		1.77%

The Company’s recorded investment in impaired loans was $22,070 and $22,101 at June 30, 2010 and September 30, 2009, respectively.  The allowance for loan losses allocated to impaired loans was $3,415 and $2,349 at June 30, 2010 and September 30, 2009, respectively.  The Company does not have any impaired loans without allocations.  Substandard assets (including loans) at June 30, 2010 were $128,114 compared to $89,874 at September 30, 2009, while special mention assets were $42,008 and $47,825, respectively.  Doubtful loans were $2,563 and $0 at June 30, 2010 and 2009, respectively.

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with at a fair value of $9,534.  As of June 30, 2010, these five securities have an amortized cost of $9,625 and a fair value of $9,010.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of June 30, 2010. These securities have a weighted average coupon rate of 4.2%, a weighted average life of 5.0 years, a weighted average 1 month prepayment history of 19.3 years and a weighted average twelve month default rate of .89 CDR.  Two of the five securities are below investment grade and have an amortized cost of $5,384 and a fair value of $4,898 at June 30, 2010.  The remaining three securities are rated at or above Aa3.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Derivatives

The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending June 30, 2010:

Privately
issued
CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,528)
(Amortization) and accretion	3
Change in fair value	124
Balance at June 30, 2010	$9,010

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

A summary of assets and liabilities at June 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements
	at
	June 30,
	2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$304,041	$304,041	$-	$-
Obligations of states and political subdivisions	188,230	-	188,230	-
Government issued or guaranteed mortgage-backed securities	346,225	-	346,225	-
Privately issued collateralized mortgage obligation	9,010	-	-	9,010
Corporate debt securities	29,989	-	29,989	-
Equities	875	-	875	-
Total investment securities available for sale	878,370	304,041	565,319	9,010

Other assets 1	632	-	632	-

Total assets	$879,002	$304,041	$565,951	$9,010

Other liabilities2	$95	$-	$95	$-

Total Liabilities	$95	$-	$95	$-

1	Interest rate caps and swaps
2	Swaps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at September 30, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements
	at
	September 30,
	2009	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$207,776	$207,776	$-	$-
Obligations of states and political subdivisions	167,584	-	167,584	-
Government issued or guaranteed mortgage-backed securities	420,104	-	420,104	-
Privately issued collateralized mortgage obligation	10,411	-	-	10,411
Corporate debt securities	25,823	-	25,823	-
Equities	885	-	885	-
Total investment securities available for sale	832,583	207,776	614,396	10,411

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

These assets are not generally recorded at fair value on a recurring basis.  There was no adjustment necessary to this category as of June 30, 2010.  The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $18,655 which equals the carrying value less the allowance for loan losses allocated to these loans at June 30, 2010, of which all have been classified as Level 2. Changes in fair value recognized on partial charge-offs on loans held by the Company were $1,913 and $703 for the nine months ended June 30, 2010 and 2009, respectively.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  Changes in fair value of mortgage servicing rights recognized for the nine months ended in the fiscal year ended June 30, 2010 was an increase of $249.  No valuation allowance was recorded at June 30, 2010.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Changes in fair value recognized for those foreclosed assets held by the Company totaled $44 and $186 at June 30, 2010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at June 30, 2010 measured at estimated fair value on a non -recurring basis were as follows:

	Fair Value
	Measurements
	at
	June 30,
	2010	Level 1	Level 2	Level 3

Loans held for sale	$2,134	$-	$2,134	$-
Mortgage servicing rights	1,089	-	-	1,089
Assets taken in foreclosure of defaulted loans	3,302	-	3,302	-
Total	6,525	-	5,436	1,089

A summary of assets and liabilities at September 30, 2009 measured at estimated fair value on a non -recurring basis were as follows:

	Fair Value
	Measurements
	at
	September 30,
	2009	Level 1	Level 2	Level 3

Loans held for sale	$1,242	$-	$1,242	$-
Mortgage servicing rights	840	-	-	840
Assets taken in foreclosure of defaulted loans	1,712	-	1,712	-
Total	3,765	-	2,925	840

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	June 30		September 30
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	$42,660	$42,660	$160,408	$160,408
Securities available for sale	878,370	878,370	832,583	832,583
Securities held to maturity	40,452	41,521	44,614	45,739
Loans	1,674,716	1,680,572	1,673,207	1,674,490
Loans held for sale	2,134	2,134	1,213	1,242
Accrued interest receivable	10,677	10,677	10,472	10,472
FHLB of New York stock	24,596	24,596	23,177	23,177
Derivatives - interest rate caps	537	537	-	-
Swaps	95	95	-	-
Financial liabilities:
Non-maturity deposits	(1,533,277)	(1,533,277)	(1,587,321)	(1,587,321)
Certificates of Deposit	(427,728)	(430,233)	(494,961)	(498,105)
FHLB and other borrowings	(526,912)	(584,743)	(482,122)	(524,187)
Mortgage escrow funds	(20,491)	(20,488)	(8,405)	(8,405)
Accrued interest payable	(2,713)	(2,713)	(3,246)	(3,246)
Swaps	(95)	(95)	-	-

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2010 and September 30, 2009, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

The estimated fair value of interest rate derivatives used for interest rate risk management represents the amount the Company would have expected to receive to terminate such agreements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

7.	Securities

The following is a summary of securities available for sale at June 30, 2010 and September 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Mortgage-backed securities- Residential
Mortgage-backed pass-through securities	$291,997	$7,259	$(1)	$299,255
Collateralized mortgage obligations	55,724	871	(615)	55,980
Total mortgage-backed securities	347,721	8,130	(616)	355,235
Investment securities
U.S. Treasury Notes	80,753	1,059	(7)	81,805
U.S. Government Federal Agency Securities	220,933	1,429	(126)	222,236
State and municipal securities	182,100	6,183	(53)	188,230
Corporate debt securities	28,951	1,043	(5)	29,989
Equities	1,146	-	(271)	875
Total investment securities	513,883	9,714	(462)	523,135
Total available for sale	$861,604	$17,844	$(1,078)	$878,370
September 30, 2009
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$358,194	$6,585	$(281)	$364,498
Collateralized mortgage obligations	66,784	174	(941)	66,017
Total mortgage-backed securities	424,978	6,759	(1,222)	430,515
Investment securities
U.S. Treasury Notes	20,893	183	-	21,076
U.S. Government Federal Agency Securities	186,301	678	(279)	186,700
State and municipal securities	158,007	9,591	(14)	167,584
Corporate debt securities	25,245	579	(1)	25,823
Equities	1,145	-	(260)	885
Total investment securities	391,591	11,031	(554)	402,068
Total available for sale	$816,569	$17,790	$(1,776)	$832,583

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$5,927	$5,990
One to five years	302,308	306,283
Five to ten years	263,976	271,523
Greater than ten years	288,247	293,699
Total	$860,458	$877,495

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of securities held to maturity at June 30, 2010 and September 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$4,578	$239	$-	$4,817
Collateralized mortgage obligations	759	18	-	777
Total mortgage-backed securities	5,337	257	-	5,594
Investment securities
State and municipal securities	34,115	845	(66)	34,894
Other investments	1,000	33	-	1,033
Total investment securities	35,115	878	(66)	35,927
Total held to maturity	$40,452	$1,135	$(66)	$41,521
September 30, 2009
Mortgage-backed securities-Residential
Mortgage-backed pass-through securities	$5,547	$192	$-	$5,739
Collateralized mortgage obligations	905	6	-	911
Total mortgage-backed securities	6,452	198	-	6,650
Investment securities
State and municipal securities	37,162	940	(47)	38,055
Other investments	1,000	34	-	1,034
Total investment securities	38,162	974	(47)	39,089
Total held to maturity	$44,614	$1,172	$(47)	$45,739

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$18,223	$18,324
One to five years	9,768	10,183
Five to ten years	3,226	3,436
Greater than ten years	9,235	9,578
Total	$40,452	$41,521

Management does not believe that any individual unrealized loss as of June 30, 2010 included in the above tables represents an other-than-temporary impairment as the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of June 30, 2010 the Company does not intend to sell nor is it  more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.  At June 30, 2010 the accumulated unrealized net gain on securities available for sale, net of tax expense of $6,809 was $9,957. At September 30, 2009, the accumulated unrealized net gain on securities available for sale, net of tax expense of $6,503 was $9,511.

Proceeds from sales of securities available for sale during the nine months ended June 30, 2010 was $276,021. These sales resulted in realized gains of $5,391 and realized losses of $174 on available for sale securities for the nine months ended June 30, 2010. The securities sold at a loss were part of a package of securities that had an overall gain associated with the sale.

Proceeds from the sales of securities available for sale and held to maturity during the nine months ended June 30, 2009 was $457,685.  There were realized gains of $16,414 and no realized losses on available for sale securities for the nine months ended June 30, 2009.  There were realized gains of $33 and no realized losses on the four securities sold in the held to maturity portfolio with an amortized value of $592.  The securities held to maturity can be considered maturities per FASB ASU Topic 820, “Fair Value Measurements and Disclosure”, as the sale of the securities occurred after at least 85 percent of the principal outstanding had been collected since acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Securities, including held-to-maturity securities, with carrying amounts of $226,968 and $231,190 were pledged as collateral for borrowings and securities repurchase agreements at June 30, 2010 and September 30, 2009, respectively.   Securities with carrying amounts of $183,945 and $290,038 were pledged as collateral for municipal deposits and other purposes at June 30, 2010 and September 30, 2009, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2010 and September 30, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of June 30, 2010
Available For Sale:
Mortgage-backed securities	$(1)	$126	$-	$-	$(1)	$126
Collateralized mortgage obligations	(16)	502	(599)	8,508	(615)	9,010
U.S. Government agency securities	(13)	40,172	(113)	9,927	(126)	50,099
U.S. Treasury notes	(7)	10,182	-	-	(7)	10,182
Municipal securities	(52)	6,299	(1)	275	(53)	6,574
Corporate debt securities	(5)	2,023	-	-	(5)	2,023
Equity securities	-	-	(271)	770	(271)	770

Total available-for-sale:	(94)	59,304	(984)	19,480	(1,078)	78,784

Held to Maturity:
State and municipal securities	(4)	266	(62)	862	(66)	1,128

Total held to maturity:	(4)	266	(62)	862	(66)	1,128

Total securities:	$(98)	$59,570	$(1,046)	$20,342	$(1,144)	$79,912

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
As of September 30, 2009
Available For Sale:
Mortgage-backed securities	$(280)	$25,107	$(1)	$45	$(281)	$25,152
Collateralized mortgage obligations	(214)	38,858	(727)	9,606	(941)	48,464
Corporate bonds	(1)	2,185	-	-	(1)	2,185
U.S. Government agency securities	(278)	64,689	(1)	42	(279)	64,731
Municipal securities	(14)	1,710	-	-	(14)	1,710
Equity securities	-	-	(260)	885	(260)	885

Total available-for-sale:	(787)	132,549	(989)	10,578	(1,776)	143,127

Held to Maturity:
State and municipal securities	(47)	1,019	-	-	(47)	1,019

Total held to maturity:	(47)	1,019	-	-	(47)	1,019

Total securities:	$(834)	$133,568	$(989)	$10,578	$(1,823)	$144,146

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

Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at June 30, 2010, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of June 30, 2010 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at June 30, 2010 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no individual securities with unrealized losses of significant dollar amounts at June 30, 2010.  A total of 28 securities were in a continuous unrealized loss position for less than 12 months, and 18 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are five individual private label CMO’s that have an amortized cost of $9,625 and a fair value (carrying value) of $9,010 as June 30, 2010.  These securities were all performing as of June 30, 2010 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

The Company does not own any preferred stock of Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.  The Company owned 120 shares of Federal National Mortgage Association common stock as of June 30, 2010.

8.	Deposits

Major classifications of deposits are summarized below:

	June 30,	September 30,
	2010	2009
Demand Deposits
Retail	$166,286	$169,122
Business	255,777	236,516
Municipal	13,215	86,596
NOW Deposits
Retail	141,387	127,595
Business	33,449	36,972
Municipal	97,326	188,074
Total transaction accounts	707,440	844,875
Savings	404,810	357,814
Money market	421,027	384,632
Certificates of deposit	427,728	494,961
Total deposits	$1,961,005	$2,082,282

Municipal deposits of $299,374 and $470,170 were included in total deposits at June 30, 2010 and September 30, 2009, respectively.  Certificates of deposit include $43,724 and $20,578 (including certificates of deposit account registers service (CDAR’s) reciprocal CDs of $7,650 and $10,558) in brokered deposits at June 30, 2010 and September 30, 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

9.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2010		September 30, 2009
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$252,916	2.53%	$200,628	4.16%
FHLB Repurchase agreements	222,500	3.98%	230,000	3.95%
Senior Debt (FDIC insured)	51,496	2.74%	51,494	2.74%
Total borrowings	$526,912	3.16%	$482,122	3.91%
By remaining period to maturity:
Less than one year	$145,485	1.30%	$62,677	4.09%
One to two years	83,996	3.12%	44,921	3.79%
Two to three years	28,639	3.99%	73,994	3.14%
Three to four years	25,200	4.14%	31,639	3.98%
Four to five years	20,000	2.96%	25,159	4.14%
Greater than five years	223,592	4.19%	243,732	4.09%
Total borrowings	$526,912	3.16%	$482,122	3.91%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2010 and September 30, 2009, the Bank had pledged mortgages totaling $317,093 and $350,538 respectively.  The Bank had also pledged securities with carrying amounts of $226,968 and $231,190 as of June 30, 2010 and September 30, 2009, respectively, to secure borrowings.  The Bank had unused borrowing capacity under the FHLB overnight line of credit of $99,400 and $200,000, at June 30, 2010 and September 30, 2009, respectively.  The Bank also has an Unsecured Discretionary Federal Funds Line with a bank in the amount of $50,000.  As of June 30, 2010, the Bank may borrow additional amounts by pledging securities not required to be pledged for other purposes with a market value of $446,837.  FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

The Bank had $100,600 in overnight borrowings that reprice daily, as of June 30, 2010. The Bank issued $51,495 in senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) in February 2009.  The Bank recorded a fee of 1% per annum to the FDIC to guarantee the TLGP debt.  The expense is amortized over its maturity and is recorded as interest expense.  Of the $381,427 in borrowings due in greater than one year, $225,000 are callable quarterly after an initial lockout period through their respective maturities and $40,000 have a one time call on a specified date. During the nine months ended June 30, 2010 no borrowings were called.  The remaining premium recorded from prior acquisitions, but not accreted into income at June 30, 2010 was $45.

10.	Derivatives

The Company purchased two interest rate caps with notional amounts of $25,000 each in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits.   These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings.  At June 30, 2010, summary information regarding these caps is presented below:

Notional amounts	$ 50,000
Weighted average strike price	3.75%
Weighted average maturity	4.43 years
Fair value of interest rate caps	$537

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The fair value of the interest rate caps at June 30, 2010 is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manage this risk by entering into corresponding and offsetting interest rate risk agreements with third parties.  At June 30, 2010 the Company had one interest rate swap with a notional value of $1,190.  Interest rate swaps are recorded on our consolidated statements of condition as an asset or liability at estimated fair value.  If an interest rate swap qualifies for hedge accounting, any changes in estimated fair value are recognized in either other comprehensive income or earnings depending on the designation as either a cash flow or fair value hedge instrument, respectively.  We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items.  We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis.  If the interest rate swap does not qualify as a hedge, gains or losses reflecting changes in fair value are reported in earnings.

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
Basic earnings per common share are computed as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding (basic), in '000s	38,087	38,537	38,285	38,582
Net Income	$4,756	$8,950	$15,089	$20,785
Basic earnings per common share	$0.12	$0.23	$0.39	$0.54

Diluted earnings per common share are computed as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June30,
	2010	2009	2010	2009
Weighted average common shares outstanding (basic), in '000s	38,087	38,537	38,285	38,582
Effect of common stock equivalents	-	146	32	186
	38,087	38,683	38,317	38,768
Net Income	$4,756	$8,950	$15,089	$20,785
Diluted earnings per common share	$0.12	$0.23	$0.39	$0.54

As of June 30, 2010, 1,690,346 and 1,816,426 weighted average shares were anti-dilutive for the three month period and nine month period, respectively.  As of June 30, 2009, 1,941,409 and 1,958,761 weighted average shares were anti-dilutive for the three month period and nine month period, respectively.  Anti-dilutive shares are not included in the determination of earnings per share.

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

As of June 30, 2010, the Company had $20,645 in outstanding letters of credit, of which $3,172 was secured by cash and $4,956 were secured by collateral.  The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

13.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

			Other Post
	Pension Plan		Retirement Plans
	Three months Ended		Three months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service Cost	$-	$-	$8	$5
Interest Cost	389	405	27	23
Expected return on plan assets	(487)	(445)	-	-
Amortization of net transition obligation	-	-	6	3
Amortization of prior service cost	-	-	12	12
Amortization of (gain) or loss	377	207	(23)	(29)
	$279	$167	$30	$14

			Other Post
	Pension Plan		Retirement Plans
	Nine months Ended		Nine months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service Cost	$-	$-	$24	$15
Interest Cost	1,166	1,211	81	69
Expected return on plan assets	(1,432)	(1,334)	-	-
Amortization of net transition obligation	-	-	18	9
Amortization of prior service cost	-	-	36	36
Amortization of (gain) or loss	1,132	620	(69)	(87)
	$866	$497	$90	$42

As of June 30, 2010, contributions totaling $500 have been deposited into the pension plan.  The Company does not anticipate additional contributions during the 2010 fiscal year.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $66 and $70 for the nine months ended June 30, 2010 and 2009, respectively. There were $27 and $2,100 in contributions deposited to fund benefit payments related to the SERP as of June 30, 2010 and 2009, respectively.

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

Overview

The Company provides financial services to individuals and businesses in New York State, primarily in the lower Hudson Valley. The Company’s business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management and title insurance services.

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

The trend in net interest income has been improving steadily on a quarterly basis since September 30, 2009 due to funding costs (interest expense) declining at a faster pace than gross interest income.  As a result net interest margin has shown steady improvement.  Further improvement in net interest margin and net interest income are expected to come from increases in outstanding loan balances.  However, economic conditions in the Company’s market area are still showing only modest signs of improvement.  As a result, loan demand is subdued and sporadic and may not be sustained at current levels.  Although charge-offs have leveled off in recent quarters, many of our customers; especially in the Acquisition, Development and Construction  (“ADC”) portfolio remain stressed.  This has led to increasing levels of non performing loans and increases in our criticized and classified loans, causing increases to the allowance for loan losses over levels of net charge offs.  Provisions for loan losses have declined from the prior years levels but still remain elevated in comparison to the Company’s longer term history.  Provisions are expected to continue at current levels until credit quality indicators begin to show improvement.

For the nine months ended June 30, 2010, net income was $15.1 million or $0.39 per diluted share, compared to $20.8 million or $0.54 per diluted share for the same period ended June 30, 2009. After adjusting for gains on securities and the fair value of interest rate caps net income was $12.5 million or $0.32 per diluted share for the nine months ended June 30, 2010, compared to $11.0 million or $0.29 per diluted share for the same period ended June 30, 2009.  We present earnings excluding net securities gains and fair market value adjustments on interest rate caps as we believe this affords investors a better understanding of our core banking operations, and aligns more closely to the views of the investment community, which tends to adjust for more variable components of income.  Net interest income of $70.0 million, decreased $1.4 million from the same period in the prior year.   Provision for loan losses was $7.8 million, down from $13.1 million in the same period of the prior year.  Gains on sales of securities totaled $5.2 million as the Company continues to monetize a portion of the appreciation in the portfolio compared to $16.4 million for the nine months ended June 30, 2009.  Non interest income decreased $12.7 million mostly due to the decrease in gains on sales of securities and the cumulative loss on interest rate caps.  Expenses are up slightly from the same period in 2009 due to increases in employee benefits and incentive accruals, occupancy and equipment expenses, advertising and promotion and professional fees.

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Total assets as of June 30, 2010 were $3.0 billion, a decrease of $58.2 million or 1.9% compared to September 30, 2009 levels.   The decrease in assets is primarily due to a $117.7 million decrease in cash and due from banks as a result of municipal deposits totaling $201 million for tax payments due September 30, 2009.  Net loans were flat from September 30, 2009.    Securities increased $41.6 million, as the company invested excess cash in the investment portfolio.  Other assets increased $12.2 million due mostly to an increase in prepaid FDIC insurance as well as an increase in the Company’s deferred tax assets.

 Net Loans as of June 30, 2010 were essentially unchanged at $1.7 billion from September 30, 2009.  ADC loans increased by $25.7 million, or 12.7%, over balances at September 30, 2009, primarily due to activity on newly approved loans.  Commercial real estate and commercial business loans increased by $21.3 million, or 2.7%, from September 30, 2009 balances. Consumer loans decreased by $11.2 million, or 4.4%, during the nine month period ended June 30, 2010, while residential mortgage loans decreased by $33.3 million or 7.2% primarily due to new conforming fixed rate loan originations of $27.2 million being sold in the secondary market.  Total loan originations were $379.1 million for the nine months ended June 30, 2010 while payments were $342.6 million.   While overall loan demand remains weak due to the economic slowdown, commercial loan originations including community business loans during the nine months ending June 30, 2010 were $290.2 million compared to $244.2 million for the nine months ended June 30, 2009.

Total securities increased by $41.6 million, or 4.7%, to $918.8 million at June 30, 2010, compared to September 30, 2009 due to purchases of securities as the company invested excess cash.  Total mortgage-backed securities at amortized cost decreased by $78.4 million, primarily due to sales of $186.8 million and pay downs of $60.6 million, partially offset by purchases totaling $170.4 million.  US Treasury notes increased $59.9 million and U.S. Government federal agency securities increased $34.6 million.  The Company owns private label CMO’s at amortized cost of $9.6 million and a carrying value of $9.0 million. See note six to the consolidated financial statements for further discussion on determination of fair value for these securities.

Deposits as of June 30, 2010 were $2.0 billion, a decrease of $121.3 million, or 5.8%, from September 30, 2009, as municipal tax deposits of $201 million as of year end were utilized by the individual municipalities.  Commercial and personal transaction accounts continued to grew by $26.7 million from $570.2 million to $596.9 million at June 30, 2010.  Other categories showing major changes were as follows: savings accounts increased $47.0 million, money market accounts increased $36.4 million and certificates of deposits decreased $67.2 million over September 30, 2009 balances.

Borrowings increased by $44.8 million, or 9.3%, from September 30, 2009, to $526.9 million as $55.6 million of FHLBNY borrowings matured or paid down offset by the Company’s utilization of the overnight line of credit with the FHLB of $100.6 million. The Bank issued $51.5 million in senior unsecured debt under the FDIC Temporary Liquidity Guarantee Program during the second quarter of fiscal 2009.

Stockholders’ equity increased $1.7 million from September 30, 2009, to $429.1 million at June 30, 2010, due to a net increase of $6.2 million  in the Company’s retained earnings, an increase of $1.3 million due to stock based compensation items, a $1.1 million increase in accumulated other comprehensive income, offset by a net change in treasury stock of $6.9 million.  In addition, the Company repurchased 1,151,923 common shares, at a cost of $9.8 million during the fiscal year.

Credit Quality (Also see Note 5 to the consolidated financial statements)

Net charge-offs for the nine months ended June 30, 2010 were $6.8 million (0.54% of average loans, on an annualized basis) compared to $8.2 million (0.63% of average loans, on an annualized basis) for the same period in the prior year.  The improvement on a year-over-year basis is driven by a reduction in net charge-offs in the community business loan portfolio.  On a linked-quarter basis net charge-offs were $2.2 million for the quarter ended June 30, 2010 compared to $2.0 million for the prior linked-quarter.

Our year-to-date provision of $7.8 million resulted in a net increase in the allowance for loan losses of nearly $1.0 million, from $30.1 million at September 30, 2009 to $31.0 million at June 30, 2010. For the nine months ended June 30, 2009 our provision was $13.1 million compared to $8.2 million in net charge-offs.

Our substandard loans at June 30, 2010 were $124.8 million compared to $89.4 million at September 30, 2009, while special mention loans went from $47.8 million at September 30, 2009 to $37.1 million at June 30, 2010.  The increase in the substandard category is concentrated in the ADC portfolio.  For the quarter ended June 30, 2010 substandard loans increased primarily due to the downgrade of one performing relationship containing both secured and unsecured debt related to residential development.  The loans are supported by the significant strength of the obligor/guarantor, but the project sales have slowed sufficiently to warrant adverse classification.

Nonperforming loans at June 30, 2010 were $29.1 million compared to $26.5 million at September 30, 2009, as there were modest increases in various loan categories.  Of the nonperforming loans, $27.0 million were mortgage-secured with a weighted average loan-to-value ratio of 80.4%, and 71.5% after specific reserves.  At June 30, 2010, the allowance for loan losses was 107% of nonperforming loans and 1.82% of the loan portfolio.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

Net income for the three months ended June 30, 2010 was $4.8 million, a decrease of $4.2 million compared to $9.0 million for the same period in fiscal 2009.  Excluding net securities gains and the fair value adjustment of interest rate caps earnings was $0.11 per diluted share for the three months ended June 30, 2010 compared to $0.08 for the same period in fiscal 2009.  Net interest income before provision for loan losses for the three months ended June 30, 2010, increased by $1.5 million or 6.5%, to $24.2 million, compared to $22.7 million for the same period in the prior year.  The provision for loan losses for the three months ended June 30, 2010 was $2.8 million, a decrease of $750,000, compared to $3.5 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the three months ended June 30, 2010, increased 17 basis points compared to the same period last year from 3.74% to 3.91%.  Non-interest income for the three months ended June 30, 2010, was $5.3 million, a decrease of $10.0 million, compared to $15.3million for the same period in fiscal 2009 mainly due to decreases in gains on sales of securities of $9.1 million and $595,000 fair value loss on interest rate caps.  Non-interest expense decreased $776,000 or 3.6%, to $20.7 million for the three months ended June 30, 2010, compared to $21.5 million for the same period in the prior year primarily due to declines in FDIC insurance premium assessments and refund of expenses related to debit card processing.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding theses factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Three months ended
	June 30,
	2010		2009
Net Income
Net Income	$4,756		8,950
Securities gains1	(561)		(5,953)
Fair value loss on interest rate caps1	353		-
Net adjusted income	$4,548		$2,997

Earnings per common share
Diluted Earnings per common share	$0.12		$0.23
Securities gains1	(0.01)		(0.15)
Fair value loss on interest rate caps1	0.01		-
Diluted adjusted earnings per common share	$0.11	2	$0.08

Non-interest income
Total non-interest income	$5,281		$15,255
Securities gains	(945)		(10,023)
Fair value loss on interest rate caps	595		-
Adjusted non interest-income	$4,931		$5,232

1After marginal tax effect 40.61%
2 Rounding

Relevant operating results performance measures follow:

	Three Months Ended
	June 30,
	2010	2009
Per common share:
Basic earnings	$0.12	$0.23
Diluted earnings	0.12	0.23
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.65%	1.25%
Equity	4.50%	8.52%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield	Outstanding		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Commercial and commercial mortgage loans	$983,264	$14,572	5.94%	$960,553	$13,876	5.79%
Consumer loans	244,341	2,736	4.49	254,221	2,907	4.59
Residential mortgage loans	425,419	6,085	5.74	480,121	7,065	5.90
Total net loans 1	1,653,024	23,393	5.68	1,694,895	23,848	5.64
Securities-taxable	693,554	4,716	2.73	520,948	5,459	4.20
Securities-tax exempt 2	219,121	3,135	5.74	196,385	2,947	6.02
Federal Reserve excess reserves	4,029	3	0.30	112,540	73	0.26
Other earning assets	24,536	259	4.23	24,469	355	5.82
Total securities and other earning assets	941,240	8,113	3.46	854,342	8,834	4.15
Total interest-earning assets	2,594,264	31,506	4.87	2,549,237	32,682	5.14
Non-interest-earning assets	334,362			326,762
Total assets	$2,928,626			$2,875,999
Interest bearing liabilities:
NOW Checking	$263,709	123	0.19%	$227,039	128	0.23%
Savings, clubs and escrow	413,315	105	0.10	378,263	163	0.17
Money market accounts	428,612	345	0.32	394,628	487	0.49
Certificate accounts	467,360	1,276	1.10	575,713	3,326	2.32
Total interest-bearing deposits	1,572,996	1,849	0.47	1,575,643	4,104	1.04
Borrowings	481,460	4,361	3.63	488,846	4,821	3.96
Total interest-bearing liabilities	2,054,456	6,210	1.21	2,064,489	8,925	1.73
Non- interest bearing deposits	430,387			373,252
Other non-interest-bearing liabilities	19,562			16,729
Total liabilities	2,504,405			2,454,470
Stockholders' equity	424,221			421,529
Total liabilities and equity	$2,928,626			$2,875,999
Net interest rate spread			3.66%			3.41%
Net earning assets	$539,808			$484,748
Net interest margin		25,296	3.91%		23,757	3.74%
Less tax equivalent adjustment 2		(1,098)			(1,031)
Net interest income		$24,198			$22,726
Ratio of average interest-earning assets to average interest bearing liabilities	126.27%			123.48%

1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30,
	2010 vs. 2009
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$332	$364	$696
Consumer loans	(109)	(62)	(171)
Residential mortgage loans	(792)	(188)	(980)
Securities-taxable	1,501	(2,244)	(743)
Securities-tax exempt2	330	(142)	188
Federal Reserve excess reserves	(80)	10	(70)
Other earning assets	(9)	(87)	(96)
Total interest income	1,173	(2,349)	(1,176)
Interest-bearing liabilities
NOW checking	20	(25)	(5)
Savings	14	(72)	(58)
Money market	39	(181)	(142)
Certificates of deposit	(540)	(1,510)	(2,050)
Borrowings	(72)	(388)	(460)
Total interest expense	(539)	(2,176)	(2,715)
Net interest margin	1,712	(173)	1,539
Less tax equivalent adjustment2	(117)	50	(67)
Net interest income	$1,595	$(123)	$1,472

_______________________________________________________

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income was $24.2 million for the third quarter of fiscal 2010, a $1.5 million increase from the same quarter of fiscal 2009 as funding costs declined at a greater pace than interest income. The net interest margin on a tax-equivalent basis was 3.91% for the third quarter of fiscal 2010, compared to 3.74% for the same period a year ago. The tax-equivalent yield on investments decreased 125 basis points and loan yields were up 4 basis points compared to the third fiscal quarter in 2009. As a result, the yield on interest-earning assets declined 27 basis points. For the same period, the cost of interest-bearing deposits decreased 57 basis points to 0.47% and the cost of total deposits decreased 47 basis points to .37%.  The cost of borrowings decreased by 33 basis points to 3.63%.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $2.8 million in loan loss provisions for the third quarter of fiscal 2010, or $577,000 more than net charge-offs.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.  This compares to loan loss provisions of $3.5 million or $1.6 million more than net charge-offs for the third quarter of fiscal 2009.

Non-interest income totaled $5.3 million for the third quarter of fiscal 2010, a decrease of $10.0 million from $15.3 million in the third quarter of fiscal 2009. The decrease was mainly due to a decline in gain on sales of securities and the mark-to-market decline on interest rate caps. Additionally, lower deposit service charges from less overdraft fee income and reduced gains on sales of loans were partially offset by higher title insurance, investment management fees, and other noninterest income.

Non-interest expense decreased 3.6% when compared to the third quarter of fiscal 2009.  The decrease is primarily due to declines in FDIC insurance premium assessments, as fiscal 2009 contained an industry-wide special assessment of $1.4 million, stock based compensation expense as earlier grants fully vested, occupancy expense, and ATM/Debit card expense (as a result of a $300,000 credit received in the third quarter). These declines were offset in part by increased medical and pension expense, staffing for new offices in Westchester and Nyack, advertising, and professional fees.

Income Tax expense decreased $2.8 million to $1.2 million for the third quarter of fiscal 2010, as compared to $4.0 million for the three months ended June 30, 2009.  The effective tax rate for the third  fiscal quarter of 2010 was 20.6% compared to 31.0% for the same period in the prior year.  The decline is due to tax exempt municipal securities, BOLI income and insurance being a larger portion of overall pretax income in the current period.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and June 30, 2009

Net income for the nine months ended June 30, 2010 was $15.1 million, a decrease of $5.7 million, compared to $20.8 million for the same period in fiscal 2009. Excluding net securities gains and the fair value adjustment of interest rate caps earnings were  $0.32 and $0.29 per diluted share for the nine months ended June 30, 2010 and 2009, respectively.  Net interest income before provision for loan losses for the nine months ended June 30, 2010 decreased by $1.4 million, or 1.9%, to $70.0 million, compared to $71.4 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the nine months ended June 30, 2010 decreased 5 basis points compared to the same period last year from 3.84% to 3.79%, primarily due to  lower volume and yields in the loan portfolio and lower yields on the security portfolio.  Provision for loan losses for the nine months ended June 30, 2010 decreased by $5.4 million, or 40.8% to $7.8 million, compared to $13.1 million for the same period in the prior year as net charge offs have declined.  Non-interest income decreased $12.7 million, or 39.4%, to $19.5 million for the nine months ended June 30, 2010, compared to $32.1 million for the nine months ended June 30, 2009 mostly due to decreased gains on sales of securities. Non-interest expense increased $980,000, or 1.6%, to $61.8 million for the nine months ended June 30, 2010, compared to $60.8 million for the same period in the prior year primarily due to increases in compensation and employee benefits (primarily pension and medical expense increases), occupancy and office operations partially offset by decreases in stock based compensation, FDIC insurance premiums, ATM/debit card expense and intangible amortization.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding theses factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Nine months ended
	June 30,
	2010	2009
Net Income
Net Income	$15,089	20,785
Securities gains1	(3,098)	(9,768)
Fair value loss on interest rate caps1	494	-
Net adjusted income	$12,485	$11,017

Earnings per common share
Diluted Earnings per common share	$0.39	$0.54
Securities gains1	(0.08)	(0.25)
Fair value loss on interest rate caps1	0.01	-
Diluted adjusted earnings per common share	$0.32	$0.29

Non-interest income
Total non-interest income	$19,487	$32,149
Securities gains	(5,217)	(16,447)
Fair value loss on interest rate caps	831	-
Adjusted non interest-income	$15,101	$15,702

1After marginal tax effect 40.61%

The relevant operating results performance measures follow:

	Nine Months Ended
	June 30,
	2010	2009
Per common share:
Basic earnings	$0.39	$0.54
Diluted earnings	0.39	0.54
Dividends declared	0.18	0.18
Return on average (annualized):
Assets	0.69%	0.95%
Equity	4.76%	6.72%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Nine Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield	Outstanding		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Commercial and commercial mortgage loans	$965,237	$42,087	5.83%	$960,989	$42,653	5.93%
Consumer loans	248,504	8,409	4.52	252,230	8,965	4.75
Residential mortgage loans	437,175	18,952	5.80	495,438	21,916	5.91
Total net loans 1	1,650,916	69,448	5.62	1,708,657	73,534	5.75
Securities-taxable	671,451	14,192	2.83	597,365	20,886	4.67
Securities-tax exempt 2	207,988	8,973	5.77	194,465	8,737	6.01
Federal Reserve Bank Balance	25,299	48	0.25	61,558	114	0.25
Other earning assets	25,091	932	4.97	27,935	895	4.28
Total securities and other earning assets	929,829	24,145	3.47	881,323	30,632	4.65
Total interest-earning assets	2,580,745	93,593	4.85	2,589,980	104,166	5.38
Non-interest-earning assets	330,623			325,068
Total assets	$2,911,368			$2,915,048
Interest bearing liabilities:
NOW Checking	$284,804	458	0.22%	$233,311	554	0.32%
Savings, clubs and escrow	388,914	295	0.10	359,416	650	0.24
Money market accounts	418,196	1,126	0.36	367,695	2,257	0.82
Certificate accounts	463,793	4,961	1.43	605,759	11,724	3.57
Total interest-bearing deposits	1,555,707	6,840	0.59	1,566,181	15,185	1.30
Borrowings	489,095	13,595	3.72	543,489	14,516	3.41
Total interest-bearing liabilities	2,044,802	20,435	1.34	2,109,670	29,701	1.88
Non- interest bearing deposits	422,911			373,133
Other non-interest-bearing liabilities	20,085			18,877
Total liabilities	2,487,798			2,501,680
Stockholders' equity	423,570			413,368
Total liabilities and equity	$2,911,368			$2,915,048
Net interest rate spread			3.51%			3.50%
Net earning assets	$535,943			$480,310
Net interest margin		73,158	3.79%		74,465	3.84%
Less tax equivalent adjustment 2		(3,140)			(3,058)
Net interest income		$70,018			$71,407
Ratio of average interest-earning assets to average interest bearing liabilities	126.21%			122.77%
_______________________________________________________
1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Nine Months Ended June 30,
	2010 vs. 2009
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$182	$(748)	$(566)
Consumer loans	(130)	(426)	(556)
Residential mortgage loans	(2,559)	(405)	(2,964)
Securities-taxable	2,345	(9,039)	(6,694)
Securities-tax exempt2	595	(359)	236
Federal Reserve Bank Balance	(66)	-	(66)
Other earning assets	(119)	156	37
Total interest income	248	(10,821)	(10,573)
Interest-bearing liabilities
NOW checking	105	(201)	(96)
Savings	49	(404)	(355)
Money market	277	(1,408)	(1,131)
Certificates of deposit	(2,323)	(4,440)	(6,763)
Borrowings	(2,170)	1,249	(921)
Total interest expense	(4,062)	(5,204)	(9,266)
Net interest margin	4,310	(5,617)	(1,307)
Less tax equivalent adjustment2	(204)	122	(82)
Net interest income	$4,106	$(5,495)	$(1,389)

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

_______________________________________________________
Net interest income for the nine months ended June 30, 2010 decreased by $1.4 million, or 1.9%, to $70.0 million, compared to $71.4 million for the nine months ended June 30, 2009. Net interest income on a tax-equivalent basis decreased by $1.3 million, or 1.8%, to $73.2 million for the nine months ended June 30, 2010, compared to $74.5 million for the same nine months in 2009. Net interest income declined year- over- year primarily due to lower yields on investments and loans, with little change in the cost of long-term borrowings, partially offset by declines in deposit rates.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio.  The Company recorded $7.8 million in loan loss provisions for the nine months ended June 30, 2010, and recognized net charge-offs of $6.8 million in the same period. This compares to loan loss provisions of $13.1 million and net charge-offs of $8.2 million for the nine months ended June 30, 2009. The primary driver of the decrease in charge-offs compared to the previous period is the performance of the small business credit-scored portfolios. Net charge-offs for this portfolio were $3.6 million on average outstandings of $97.9 million for the nine months ended June 30, 2010 compared to $5.9 million of the $105.2 million of average outstandings for the nine months ending June 30, 2009.

Non-interest income was $19.5 million for the nine months ended June 30, 2010 compared to $32.1 million for the nine months ended June 30, 2009, a decrease of $12.7 million.  Net gains on sales of securities were down $11.2 million and the cumulative loss on the interest rate caps was $831,000. The balance of the difference reflects the factors described in the three month comparison section of this discussion.

Non-interest expense for the nine months ended June 30, 2010 increased by $980,000, or 1.6%, to $61.8 million, from $60.8 million for the same period in 2009. Declines in FDIC assessments and stock-based compensation were offset by increases in employee benefits, staffing for new offices, occupancy expense primarily associated with the new offices and equipment expenses, and professional fees.

Income tax expense decreased $4.0 million to $4.9 million for the nine months ended June 30, 2010, as compared to $8.8 million for the nine months ended June 30, 2009.  The effective tax rate for the nine months ended June 30, 2010 was 24.4% compared to 29.8% for the same period in the prior year.  The decline is due to tax exempt municipal securities, BOLI income and insurance having a larger portion of overall pretax income in the current period.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2010 and 2009 our loan originations, including origination of loans held for sale, totaled $379.1 million and $382.6 million, respectively. Purchases of securities available for sale totaled $555.0 million and $466.3 million for the nine months ended June 30, 2010 and 2009, respectively. Purchases of securities held to maturity totaled $18.3 million and $19.4 million for the nine months ended June 30, 2010 and 2009, respectively. These activities were funded primarily with the proceeds received from the sale of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $29.5 million at June 30, 2010, and consisted of $19.6 million at adjustable or variable rates and $9.9 million at fixed rates. Unused lines of credit granted to customers were $367.2 million at June 30, 2010. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $50.4 million and $49.6 million at June 30, 2010 and September 30, 2009, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $121.3 million for the nine months ended June 30, 2010. Total deposits decreased $116.2 million for the nine months ended June 30, 2009.  Total municipal deposits decreased $170.8 million and $208.6 million for the nine months ended June 30, 2010 and 2009, respectively.  The trends seen in deposit categories as of June 30, 2010 are consistent with those that the Company historically experiences in the first nine months of the fiscal year.  The decrease in municipal deposits is a result of September deposits including $201 million in seasonal tax deposits.  Municipal deposits in New York State are required to be collateralized for amounts in excess of FDIC insurance.  Effective June 30, 2010, the FDIC unlimited insurance guarantee of transaction accounts expired.  The Company has opted out of the Transaction Account Guarantee program (“TAGP”) effective July 1, 2010. Therefore, any funds held in non-interest bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.  Based on June 30, 2010 balances an additional $88.9 million in municipal deposits would be required to be secured.  The Company further anticipates that it has sufficient liquidity for withdrawals, if any, of non municipal-transaction accounts due, to the reduction of FDIC insurance from unlimited coverage to $250,000. Effective December 31, 2010 the Dodd Frank Wall Street Reform and Consumer Protection Act will reinstate the TAGP on a mandatory basis for all banks for non interest bearing transaction accounts and expires on December 31, 2012.

Credit markets improved significantly at June 30, 2010 from the poor conditions that existed at June 30, 2009.  Credit spreads narrowed steadily during the past year and many are very near historical low levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to hold short-term accounts could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds. Therefore, we continue to view the credit markets and overall economic conditions as fragile thereby warranting maintenance of higher than normal liquidity levels.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $475.4 million was outstanding at June 30, 2010. In addition the bank has an outstanding senior unsecured borrowing guaranteed by the FDIC for $51.5 million which matures in February of 2012.  At June 30, 2010, we had the ability to borrow an additional $99.4 million under our credit facilities with the Federal Home Loan Bank.  The Bank may borrow an additional $446.8 million by pledging securities not required to be pledged for other purposes as of June 30, 2010. To further diversify our funding sources at June 30, 2010 we had $43.7 million in brokered certificates all of which are certificates of deposit account registers service (CDARs).  Of the $43.7 million in CDARs $7.7 million are reciprocal.   At June 30, 2010, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital (leverage) level of $244.3 million, or 8.7% of adjusted assets (which is above the minimum required level of $111.7 million, or 4%) and a total risk-based capital level of $269.0 million, or 13.7% of risk-weighted assets (which is above the required level of $157.6 million, or 8%).  Regulations require leverage and total risk-based capital ratios of 5.0% and 10.0%, respectively, in order to be classified as well-capitalized.  In performing this calculation, the intangible assets recorded as a result of acquisitions are deducted from capital and from total adjusted assets for purposes of regulatory capital measures.  At June 30, 2010, the Bank exceeded all capital requirements for the well-capitalized classification.  These capital requirements, which are applicable to the Bank only, do not consider additional capital retained at the holding company level.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors.  As of June 30, 2010, the Company’s tangible capital as a percent of tangible assets increased to 9.44%, while its tangible book value increased to $6.84 per share at June 30, 2010.  The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	June 30,	September 30,
	2010	2009
Total assets	$2,963,706	$3,021,893
Goodwill and other amortizable intangibles	(164,933)	(166,350)
Tangible assets	$2,798,773	$2,855,543

Stockholders' equity	$429,115	$427,456
Goodwill and other amortizable intangibles	(164,933)	(166,350)
Tangible stockholders' equity	$264,182	$261,106

Outstanding Shares	38,628,477	39,547,207
Tangible capital as a % of tangible assets (consolidated)	9.44%	9.14%
Tangible book value per share	$6.84	$6.60

The Bank had $100.6 million outstanding in overnight borrowings under its $200 million line of credit facility with the Federal Home Loan Bank.  Although, the Bank applied for and received approval from US Treasury, the Bank did not accept a capital infusion from the capital purchase program of the Troubled Asset Relief Program (“TARP”).

The Company declared a dividend of $0.06 per share payable on August 12, 2010 to stockholders of record on August 02, 2010.

The following table sets forth the Bank’s regulatory capital position at June 30, 2010 and September 30, 2009, compared to OTS requirements:

			OTS requirements
			Minimum capital		Classification as well
	Bank actual		adequacy		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Tangible capital	$244,299	8.7%	$41,887	1.5%	$—	—
Tier 1 (core) capital	244,299	8.7	111,700	4.0	139,625	5.0%
Risk-based capital:
Tier 1	244,299	12.4	—	—	118,167	6.0
Total	268,996	13.7	157,556	8.0%	196,945	10.0
September 30, 2009:
Tangible capital	$246,339	8.6%	$42,784	1.5%	$—	—
Tier 1 (core) capital	246,339	8.6	114,090	4.0	142,613	5.0%
Risk-based capital:
Tier 1	246,339	12.6	—	—	117,447	6.0
Total	270,807	13.8	156,596	8.0%	195,746	10.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Estimated Changes in NPV and NII.  The table below sets forth, as of June 30, 2010, the estimated changes in our NPV and our NII that would result from the designated immediate and parallel changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase (Decrease)			Increase (Decrease) in
Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$277,595	$(18,646)	-6.3%	$99,882	$9,611	10.6%
+200	293,113	(3,128)	-1.1%	97,303	7,032	7.8%
+100	305,858	9,617	3.2%	94,337	4,066	4.5%
0	296,241	0	0.0%	90,271	0	0.0%

The table set forth above indicates that at June 30, 2010, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 1.1% decrease in NPV and a 7.8% increase in NII.  Due to the current level of interest rates management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

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

During the first nine months of fiscal year 2010, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities decreased by 34 basis points from 0.95% to 0.61% during the first nine months of fiscal year 2010 while the yield on U.S. Treasury 10 year notes decreased 34 basis points from 3.31% to 2.97% over the same time period.  The same rate of decrease on both the two and ten year maturities has resulted in the spread between the 2 – 10 year treasury yield curve remaining unchanged at the end of the third quarter of fiscal year 2010 from the level it was at when the year began.  To fight the economic downturn the FOMC has declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end, thereby resulting in margin compression.  We hold $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature.  The value at risk is $537,000.

Management has positioned the balance sheet for an eventual increase in general market interest rates.  We consider the balance sheet asset sensitive; meaning that an increase in interest rates should generally result in an increase in net interest income.  Whereas, due to the nature of our liabilities and the already low cost of maintaining these liabilities, if long term interest rates were to decline further, we would expect that generally, net interest income would decline.

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
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Financial reform legislation will, among other things, eliminate the Office of Thrift Supervision (“OTS”), tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that may increase our costs of operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that is particularly significant to the Company and the Bank is the abolition of the OTS, their historical federal financial institution regulator, effective one year from the enactment date (with the possibility of a six-month extension).  After the agency is abolished, supervision and regulation of the Company will move to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and supervision and regulation of the Bank will move to the Office of the Comptroller of the Currency (“OCC”).  Except as described below, however, the laws and regulations applicable to the Company and the Bank will not generally change -- the Home Owners Loan Act and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

In addition, the Company for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to the Bank.  The Bank will be subject to the same lending limits as national banks.  In addition, the affiliate transaction rules in Section 23A of the Federal Reserve Act will apply to securities lending, repurchase agreement and derivatives activities that the Bank may have with an affiliate.

The Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  This could result in an increase in deposit insurance assessments to be paid by the Bank.  The Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Non-interest bearing transaction accounts will have unlimited deposit insurance beginning December 31, 2010 through December 31, 2012.

The Act creates a new Consumer Financial Protection Bureau to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others.  Institutions such as the Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the OTS until it is abolished, and then the OCC).The Act also reduces the scope of federal preemption of state laws related to federally chartered institutions, such as the Bank.  The Federal Reserve will also be adopting a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  Although technically this rule will only apply to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Bank, may also be impacted.

Many of the provisions of the Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations.  In addition, the scope and impact of many of the Act’s provisions will be determined through the rulemaking process.  As a result, we cannot predict the ultimate impact of the Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.    However, it is expected that at a minimum they will increase our operating and compliance costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximated Dollar
	Total Number		Shares (or Units)	Value) of Shares (or
	of shares	Average Price	Purchased as Part of	Units) that may yet be
	(or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
April 1 - April 30	-	$-	-	1,831,167
May 1 - May 31	95,000	9.31	95,000	1,736,167
June 1 - June 30	138,000	8.73	138,000	1,598,167
Total	233,000	$8.97	233,000

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and reserved).

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002-

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	August 6, 2010	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2010	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)