Form 10-K
period 2010-09-30
PROVIDENT NEW YORK BANCORP
filed 2010-12-13
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2010 was $364,281,125.

As of December 3, 2010 there were outstanding 38,184,086 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2010.

PROVIDENT NEW YORK BANCORP

FORM 10-K TABLE OF CONTENTS

September 30, 2010

PART I

ITEM 1.  Business

Provident New York Bancorp

Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”).  At September 30, 2010, Provident Bancorp had, on a consolidated basis, assets of $3.0 billion, deposits of $2.1 billion and stockholders’ equity of $431.0 million. As of September 30, 2010, Provident Bancorp had 38,262,288 shares of common stock outstanding.

Provident Bank

Provident Bank, an independent, full-service community bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. With $3.0 billion in assets and 554 full-time equivalent employees, Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate 35 branches which serve the Hudson Valley region, including 34 branches located in Rockland, Orange, Sullivan, Ulster, Westchester and Putnam Counties in New York, and one branch in Bergen County, New Jersey which operates under the name Towncenter Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, community business (small business) and retail banking products and services.

We also offer deposit services to municipalities located in the State of New York through Provident Bank’s wholly-owned subsidiary, Provident Municipal Bank.

Provest Services Corporation I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. Through September 30, 2010, the activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations. Provident REIT, Inc. and WSB Funding are subsidiaries in the form of real estate investment trusts and hold both residential and commercial real estate loans.   Also, the Bank maintains several Corporations which hold foreclosed properties acquired by Provident Bank

Provident Bank’s website (www.providentbanking.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers.  Copies may also be obtained, without charge, by written request to Provident New York Bancorp Investor Relations, 400 Rella Boulevard, Montebello, New York 10901, Attention: Miranda Grimm.  Provident Bank’s website is not part of this Annual Report on Form 10-K.

Non-Bank Subsidiaries

In addition to Provident Bank, the Company owns Hardenburgh Abstract Company, Inc. (“Hardenburgh”) that was acquired in connection with the acquisition of Warwick Community Bancorp (“WSB”) and Hudson Valley Investment Advisors, LLC, an investment advisory firm that generates investment management fees.  Hardenburgh had gross revenue from title insurance policies and abstracts of $1.2 million and net income of $214,000 in 2010, Hudson Valley Investment Advisors, LLC generated $2.4 million in fee income in 2010 and net income of $369,000 and Provident Risk Management, Inc. a captive insurance company generated $441,000 in intercompany revenues and $353,000 in net income.

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

Market Area

Provident Bank is an independent community bank offering a broad range of financial services to businesses and individuals as an alternative to large regional, multi-state, and international banks in our market area. At September 30, 2010, our 35 full-service banking offices consisted of 12 offices in Rockland County, New York, 14 offices in Orange County, New York, and 8 offices in contiguous Ulster, Putnam, Westchester and Sullivan Counties, New York.  There is one office located in Lodi, New Jersey operating as Towncenter Bank, a division of Provident Bank, New York.  Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located.

Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. Rockland and Orange Counties represent a suburban area with a broad employment base. These counties also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. According to data published by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2010, Provident Bank holds the #2 share of deposits in Rockland County and #3 share of deposits in Orange County, and overall has the combined #2 share of deposits in Rockland and Orange Counties, New York.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state, and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation and quality loan growth which provides a favorable platform for long-term sustainable growth. Highlights of management’s business strategy are as follows:

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

Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. As part of our commitment to service, we have been engaged in Sunday banking since 1995. In addition, we offer multiple access channels to our customers, including our branch and ATM network, internet banking, our Customer Care Telephone Center and our Automated Voice Response system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards. Initiated in 2006, our Service Excellence Program is an active part of the culture of the bank, designed to maintain the highest level of service to our customer base.

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

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate.  The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We target commercial real estate loans with initial principal balances between $1.0 million and $15.0 million.  At September 30, 2010, loans secured by commercial real estate totaled $582.0 million, or 34.2% of our total loan portfolio and consisted of 1,041 loans outstanding, although there are a large number of loans with balances substantially greater than the average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majorities of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities up to ten years.  Amortization on these loans is typically based on 20-year payout schedules.  Margins generally range from 200 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

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

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The term of these loans generally range from less than one year to seven years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index.  At September 30, 2010, we had 2,154 commercial business loans outstanding with an aggregate balance of $240.7 million, or 14.1% of the total loan portfolio.  As of September 30, 2010, the average commercial business loan balance was approximately $111,000 although there are a large number of loans with balances substantially greater than this average.

Commercial credit decisions are based upon a credit assessment of the loan applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  An evaluation is made of the applicant to determine character and capacity to manage.  Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations.  In addition to an evaluation of the loan applicant’s financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.  Checking with other banks and trade investigations may also be conducted.  Collateral supporting a secured transaction also is analyzed to determine its marketability.  For small business loans and lines of credit, generally those not exceeding $100,000, we use a modified credit scoring system that enables us to process the loan requests more quickly and efficiently.  Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any.  In addition, credit scoring models are generally more predictive in rank-ordering risk default than determining the absolute likelihood of default.

One-To Four-Family Real Estate Lending.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million that are fully amortizing with monthly or bi-weekly loan payments.  This portfolio totaled $411.2 million, or 24.2% of our total loan portfolio at September 30, 2010.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-“.  Loans that conform to such guidelines are referred to as “conforming loans.”  We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes or higher in certain areas as determined by the Federal Housing Finance Agency. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.  In order to reduce exposure to rising interest rates, we sold or securitized substantially all conforming fixed rate 1-4 family residential loans originated in fiscal 2010, totaling $49.0 million in proceeds.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans, which are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans.  During the past two years, the market for jumbo loans has been erratic with many of the normal outlets unable to purchase this type of loan; consequently, no loans were sold during fiscal 2010.

We also originate loans other than jumbo loans that are not saleable to Fannie Mae or Freddie Mac, but which we deem to be acceptable risks. The amount of such loans originated for fiscal 2010 was $30.2 million, all of which were retained in our loan portfolio.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. As of September 30, 2010, bi-weekly loans totaled $117.9 million, or 28.7% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2010, loans serviced for others, excluding loan participations, totaled $141.4 million.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2010, our ARM portfolio included $1.3 million in loans that re-price every six months, $34.3 million in loans that re-price once a year, $5.8 million in loans that re-price periodically after an initial fixed-rate period of one year or more and $456,000 that re-price based upon other miscellaneous re-pricing terms.  Our adjustable rate loans do not have interest-only or negative amortization features.  We do not nor have we in the past originated “subprime” loans, loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios.

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

Acquisition, Development and Construction Loans. We originate land acquisition, development and construction (“ADC”) loans to builders in our market area. These loans totaled $229.5 million, or 13.5% of our total loan portfolio at September 30, 2010. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers we deem to be our lowest risk, higher loan-to-value ratios may be allowed. We also make development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus limited approval of soft costs. In general, we do not originate loans with interest reserves.  A portion of our ADC loans acquired through the purchase of participations do carry interest reserves. The total loans with interest reserves at September 30, 2010 were $39.5 million.  Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to area builders, often in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property.  Collateral coverage and risk profile is maintained by restricting the number of model or speculative units in each project.

Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. To mitigate this risk the Bank implemented an amortization program with repayment from outside sources over a five to seven year period.  As of September 30, 2010, approximately 50% of the outstanding balances are being amortized over a period not to exceed five years and the balance will be converted as they mature.  Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.  In recent years as a result of the economic downturn, most projects have performed behind schedule, requiring the borrowers to carry these projects for a longer time frame than was originally contemplated when we approved the credit facilities.  As a result many of the borrowers have been utilizing other sources to maintain debt service or have been unable to maintain debt service requirements.  With current market conditions, the Bank is currently not considering unimproved land loans. New acquisition, development and construction loans are being underwritten based on current market conditions.

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2010, consumer loans totaled $238.2 million, or 14% of the total loan portfolio.

At September 30, 2010, the largest group of consumer loans consisted of $225.1 million of loans secured by junior liens on residential properties. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit. As of September 30, 2010, homeowner loans totaled $48.9 million or 2.9% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $176.1 million, or 10.3% of our total loan portfolio at September 30, 2010, with $147.3 million remaining undisbursed.

Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2010, these loans totaled $13.1 million, or 0.8% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee.  Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which include most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms.  We also offer overdraft lines of credit on an unsecured basis, outstanding balances on these loans totaled $4.8 million with additional undrawn lines totaling $15.4 million.

Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.  We generally lend at an 80% loan-to-value ratio for home equity loans, but will go to 90% loan-to-value with a strong loan profile and higher pricing.

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

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential mortgage loans	$411,239	24.2%	$460,728	27.0%	$513,381	29.6%	$500,825	30.6%	$462,996	31.4%

Commercial real estate loans	581,965	34.2	546,767	32.6	554,811	32.0	535,003	32.8	529,607	35.9
Commercial business loans	240,650	14.1	242,629	14.2	243,642	14.1	207,156	12.6	160,823	10.9
Acquisition, development, construction	229,463	13.5	201,611	11.4	170,979	9.9	153,074	9.3	96,656	6.6
Total commercial loans	1,052,078	61.8	991,007	58.2	969,432	56.0	895,233	54.7	787,086	53.4

Home equity lines of credit	176,134	10.3	180,205	10.6	166,491	9.6	162,669	9.9	149,862	10.2
Homeowner loans	48,941	2.9	54,941	3.2	58,569	3.4	59,705	3.6	55,968	3.8
Other consumer loans	13,149	0.8	16,376	1.0	23,680	1.4	19,626	1.2	17,646	1.2
Total consumer loans	238,224	14.0	251,522	14.8	248,740	14.4	242,000	14.7	223,476	15.2

Total loans	1,701,541	100.0%	1,703,257	100.0%	1,731,553	100.0%	1,638,058	100.0%	1,473,558	100.0%

Allowance for loan losses	(30,843)		(30,050)		(23,101)		(20,389)		(20,373)

Total loans, net	$1,670,698		$1,673,207		$1,708,452		$1,617,669		$1,453,185

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage		Commercial Real Estate		Commercial Business		ADC		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending September 30,
2011	$6,816	5.80%	$32,158	5.11%	$79,105	4.13%	$149,094	4.38%	$3,324	5.08%	$270,497	4.44%
2012 to 2015	10,979	6.01	207,974	5.79	79,379	5.22	74,365	4.13	56,465	5.31	429,162	5.34
2015 and beyond	393,444	5.70	341,833	6.32	82,166	4.72	6,004	3.64	178,435	4.91	1,001,882	5.68

Total	$411,239	5.71%	$581,965	6.05%	$240,650	4.69%	$229,463	4.28%	$238,224	5.01%	$1,701,541	5.39%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Fixed	Adjustable	Total
	Dollars in thousands)

Residential mortgage loans	$365,234	$39,189	$404,423

Commercial real estate loans	235,341	314,466	549,807
Commercial business loans	50,414	111,131	161,545
ADC	3,792	76,577	80,369
Total commercial loan	289,547	502,174	791,721

Consumer loans	65,038	169,862	234,900

Total loans	$719,819	$711,225	$1,431,044

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

During fiscal year 2010 $14.6 million in loans were sold as participation certificates whereby such loans were retained as mortgage backed securities guaranteed by Freddie Mac.  We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy generally has been to retain the servicing rights for all conforming loans sold. We therefore continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

Loan Approval/Authority and Underwriting. We have four levels of lending authority beginning with the Board of Directors. The Board grants lending authority to the Director Loan Committee, (the members of which are Directors), the Management Loan Committee, the President, and certain other designated officers to approve individual loan authorities. Our lending activities are subject to written policies established by the Board. These policies are reviewed periodically.

The Director Loan Committee may approve loans in accordance with applicable loan policies, up to the limits established in our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. Loans exceeding the maximum loan-to-one borrower limit described below require approval by the Board of Directors. The Management Loan Committee’s authority varies depending on the quality of the credit, and the aggregate relationship up to the policy limits set for one borrower and group of related borrowers. Two loan officers with sufficient loan authority acting together may approve loans up to $1 million. The maximum individual authority to approve an unsecured loan is $50,000; however, for credit-scored small business loans the maximum individual authority is $100,000.

We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and acquisition, development and construction loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into three categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers and $12 million for the third group. Sub-limits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank. The Board may also authorize the Director Loan Committee to approve loans for specific borrowers up to a designated Board approved limit in excess of the policy limit, for that borrower.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level yield method.  Deferred loan origination costs (net of deferred fees) were $720,000 at September 30, 2010.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale.  The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid.  Originated mortgage servicing rights with an amortized cost of $1.2 million are included in other assets at September 30, 2010.  See also Notes 2 and 5 of the “Notes to Consolidated Financial Statements”.

Loans to One Borrower. At September 30, 2010, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $30.1 million, $22.9 million, $19.4 million, $18.8 million and $18.0 million.  See “Regulation - Regulation of Provident Bank - Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Troubled Debt Restructure, Other Real Estate Owned and Classified Assets

Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans.  A computer-generated late notice is sent by the 16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and seek payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, loans are generally accelerated and payment in full is demanded. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures vary depending upon individual circumstances.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. At September 30, 2010, we had non-accrual loans of $21.4 million and $5.4 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2009 we had non-accrual loans of $21.9 million and $4.6 million of loans 90 days past due and still accruing interest.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold.

When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of book value or fair value less cost to sell. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2010 we had eight foreclosed properties with a recorded balance of $3.9 million.  In addition, $16.0 million in loan balances was considered troubled debt restructures which are still accruing interest income.

Troubled Debt Restructure.  The Company in an effort to assist our borrowers, has modified terms of certain loans secured by real estate.  These loans were $21.5 million at September 30, 2010, of which $5.5 million were classified as nonaccrual and $16.0 million were performing according to terms. The majority of performing TDR consisted of one relationship totaling $14.2 million. The Loan modifications included actions such as extension of maturity date, the lowering of interest rates and monthly payments.   The amount of commitments to lend debtors with loans that have been modified is $318,000 at September 30, 2010.  The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days & over still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
One- to four- family	1	$113	36	$8,033	37	$8,146
Commercial real estate	4	1,469	26	9,857	30	11,326
ADC	2	6,681	11	5,730	13	12,411
Commercial business	2	3,403	6	1,376	8	4,779
Consumer	27	681	22	1,844	49	2,525
Total	36	$12,347	101	$26,840	137	$39,187
At September 30, 2009
One- to four- family	2	$390	32	$7,357	34	$7,747
Commercial real estate	2	398	24	6,803	26	7,201
ADC	1	366	20	11,270	21	11,636
Commercial business	18	999	8	457	26	1,456
Consumer	22	494	13	582	35	1,076
Total	45	$2,647	97	$26,469	142	$29,116
At September 30, 2008
One- to four- family	19	$4,106	19	$4,218	38	$8,324
Commercial real estate	8	1,666	12	3,832	20	5,498
ADC	-	-	9	5,596	9	5,596
Commercial business	29	1,318	35	2,811	64	4,129
Consumer	43	435	41	421	84	856
Total	99	$7,525	116	$16,878	215	$24,403
At September 30, 2007
One- to four- family	28	$4,829	15	$1,899	43	$6,728
Commercial real estate	31	3,387	8	2,586	39	5,973
ADC	-	-	2	689	2	689
Commercial business	9	357	19	1,683	28	2,040
Consumer	49	835	30	401	79	1,236
Total	117	$9,408	74	$7,258	191	$16,666
At September 30, 2006
One- to four- family	43	$4,502	10	$1,102	53	$5,604
Commercial real estate	15	1,098	6	2,980	21	4,078
Commercial business	-	-	12	489	12	489
Consumer	54	521	42	453	96	974
Total	112	$6,121	70	$5,024	182	$11,145

Risk elements. The table below sets forth the amounts and categories of our assets with various risk levels at the dates indicated.

	September 30,
	2010	2009	2008	2007	2006

	Non- Accrual	Non- Accrual	Non- Accrual	Non- Accrual	Non- Accrual
Non-performing loans:
One- to four- family	$6,080	$4,425	$1,731	$-	$472
Commercial real estate	6,886	5,826	3,100	1,099	2,367
Commercial business loans	1,376	457	2,811	1,637	459
Acquisition, land and development	5,730	10,830	5,596	644	-
Consumer	1,341	371	351	129	144
Accruing loans past due 90 days or more	5,427	4,560	3,289	3,749	1,582
Total non-performing loans	$26,840	$26,469	$16,878	$7,258	$5,024

Foreclosed properties	3,891	1,712	84	139	87
Total non-performing assets	$30,731	$28,181	$16,962	$7,397	$5,111

Troubled Debt Restructures still accruing and not included above	$16,047	$674	$-	$-	$-

Ratios:
Non-performing loans to total loans	1.58%	1.55%	0.97%	0.44%	0.34%
Non-performing assets to total assets	1.02%	0.93%	0.57%	0.26%	0.18%

For the year ended September 30, 2010, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $1.2 million. Interest income actually recognized on such loans totaled $383,000.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are either charged off or the subject of a specific reserve. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, designated as “special mention”.  As of September 30, 2010, we had $39.9 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2010, classified assets consisted of substandard assets of $135.6 million and $300,000 were classified as doubtful.

Loans categorized as troubled debt restructures and still accruing are loans to which the lending relationship with a troubled borrower, who was still performing in accordance with the terms of their loan, was granted an extension of their credit facility in exchange for terms and conditions which were favorable to the Bank in improving the credit facility, but were not at market rates given the credit rating of the borrower at the time of the extension of the loan maturity.

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

Allowance for Loan Losses by Year.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$30,050	$23,101	$20,389	$20,373	$21,047

Transfer to reserve for contingent loan commitments
Charge-offs:
One- to four- family	(749)	(461)	(97)	-	-
Commercial real estate	(987)	(902)	(627)	-	-
ADC	(848)	(1,515)	-	-	-
Commercial business	(6,578)	(7,271)	(3,596)	(2,164)	(1,509)
Consumer	(1,168)	(1,140)	(609)	(329)	(327)
Total charge-offs	(10,330)	(11,289)	(4,929)	(2,493)	(1,836)

Recoveries:
One- to four- family	3	2	-	-	-
Commercial real estate	23	-	-	-	-
ADC	261	200	-	-	-
Commercial business	670	249	291	581	236
Consumer	166	187	150	128	121
Total recoveries	1,123	638	441	709	357

Net charge-offs	(9,207)	(10,651)	(4,488)	(1,784)	(1,479)
Provision for loan losses	10,000	17,600	7,200	1,800	1,200

Balance at end of year	$30,843	$30,050	$23,101	$20,389	$20,373

Ratios:
Net charge-offs to average loans outstanding	0.56%	0.62%	0.28%	0.12%	0.11%
Allowance for loan losses to non-performing loans	115%	114%	137%	281%	406%
Allowance for loan losses to total loans	1.81%	1.76%	1.33%	1.24%	1.38%

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

	September 30,
	2010			2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four- family	$2,641	$411,239	24.2%	$3,106	$460,728	27.0%	$1,494	$513,381	29.6%
Commercial real estate	5,915	581,965	34.2	7,695	546,767	32.6	5,793	554,811	32.0
Commercial business	8,970	240,650	14.1	8,928	242,629	14.2	7,051	243,642	14.1
ADC	9,752	229,463	13.5	7,680	201,611	11.4	6,841	170,979	9.9
Consumer	3,565	238,224	14.0	2,641	251,522	14.8	1,922	248,740	14.4

Total	$30,843	$1,701,541	100.0%	$30,050	$1,703,257	100.0%	$23,101	$1,731,553	100.0%

	September 30,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four- family	$668	$500,825	30.6%	$765	$462,996	31.4%
Commercial real estate	8,157	535,003	32.7	9,382	529,607	35.9
Commercial business	5,223	207,156	12.6	5,461	160,823	10.9
ADC	4,743	153,074	9.3	2,862	96,656	6.6
Consumer	1,598	242,000	14.8	1,903	223,476	15.2

Total	$20,389	$1,638,058	100.0%	$20,373	$1,473,558	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds and notes, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and CMOs, and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate and credit risk.

FASB ASC Topic #320, Investments, Debt and Equity securities requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.  Excluding mortgage backed securities discussed elsewhere management sold $163.9 million in investment securities and realized net gains of $1.8 million as the market yields associated with the securities sold were below levels management believed justifying retaining such securities.

Government and Agency Securities. At September 30, 2010, we held government and agency securities available for sale with a fair value of $418.3 million, consisting primarily of agency obligations with maturities of more than one year through ten years.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings.

Corporate and Municipal Bonds and Notes. At September 30, 2010, we held $30.5 million in corporate debt securities. Corporate bonds have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment of no more than $2.0 million per issuer and a total corporate bond portfolio limit of $40.0 million. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase, and favors issues that are insured, however we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2010, we held $219.5 million in bonds issued by states and political subdivisions, $27.8 million of which were classified as held to maturity at amortized cost and are mostly unrated and $191.7 million of which were classified as available for sale at fair value.  At September 30, 2010 we did not hold any obligations that were rated less than “A” as available for sale.

Equity Securities. At September 30, 2010, our equity securities available for sale had a fair value of $889,000.  We also held $19.6 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2010 amounted to $1.2 million.  We held no preferred shares of Freddie Mac or Fannie Mae for the year ended September 30, 2010.  We also held no “auction rate securities” or “pooled trust preferred securities” during the year ended September 30, 2010.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac and Fannie Mae; (iii) increase liquidity, and (iv) maintain our status as a thrift for charter and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, Fannie Mae and Ginnie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government, such as Ginnie Mae. At September 30, 2010, our mortgage-backed securities portfolio totaled $264.6 million, consisting of $259.6 million available for sale at fair value and $5.0 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $39.4 million, consisting of $38.7 million available for sale at fair value and $729,000 held to maturity at amortized cost.  Within this total, $6.3 million at amortized cost and $6.0 fair value were issued by private issuers, including $2.3 million at amortized cost below investment grade, which have experienced no losses to date. The remaining mortgage-backed securities of $225.2 million were pass-through securities, consisting of $221.0 million available for sale at fair value and $4.2 million held to maturity at amortized cost.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.  As a result of our reviews, we anticipated an acceleration of prepayments.  Management sold $279.4 million in mortgage backed securities and realized $6.4 million in net gains on the sales.  Such proceeds were reinvested in securities with yields which were lower than the recorded yields of the securities sold and a more diversified risk profile.

A portion of our mortgage-backed securities portfolio is invested in CMOs, including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae and Freddie Mac and certain private issuers. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment Securities:
U.S. Government securities	$71,071	$72,293	$20,893	$21,076	$-	$-
Federal agency obligations	344,154	346,019	186,301	186,700	30,022	30,041
Corporate Bonds	29,406	30,540	25,245	25,823	-	-
State and municipal securities	180,879	191,657	158,007	167,584	159,334	149,601
Equity securities	1,146	889	1,145	885	1,146	1,030

Total investment securities available for sale	626,656	641,398	391,591	402,068	190,502	180,672

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	149,084	153,188	238,723	243,063	385,138	384,672
Freddie Mac	56,632	58,452	92,885	94,506	189,113	189,989
Ginnie Mae	9,047	9,315	26,586	26,929	2,300	2,300
CMOs and REMICs	38,338	38,659	66,784	66,017	34,521	34,055

Total mortgage-backed securities available for sale	253,101	259,614	424,978	430,515	611,072	611,016

Total securities available for sale	$879,757	$901,012	$816,569	$832,583	$801,574	$791,688

At September 30, 2010, our available for sale federal agency securities portfolio, at fair value, totaled $418.3 million, or 13.8% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of one year or less, and $415.2 million had maturities of between one and ten years and a weighted average yield of 1.76%. The agency securities portfolio currently includes both callable debentures and non callable debentures.

At September 30, 2010, our available for sale state and municipal notes securities portfolio, at fair value totaled $191.7 million or 6.3% of total assets.  Of the state and municipal note securities portfolio, based on amortized cost, had $3.3 million in securities with a final maturity of one year or less and a weighted average yield of 1.96%; $11.9 million maturing in one to five years with a weighted average yield of 3.33%; $102.9 million maturing in five to ten years with a weighted average yield of 3.42% and $62.8 million maturing in greater than ten years with a weighted average yield of 4.12%. Equity securities available for sale at September 30, 2010 had a fair value of $889,000.

At September 30, 2010, $259.6 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 8.59% of total assets and $38.7 million of CMO securities, at fair value. The total amortized cost of these pass- through securities was $253.1 million and consisted of $149.1 million, $56.6 million and $9.0 million of Fannie Mae, Freddie Mac and Ginnie Mae MBS, respectively, with respective weighted averages yields of 3.43%, 3.85% and 3.52%.  At the same date, the fair value of our available for sale CMO portfolio totaled $38.7 million, or 1.28% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and $6.0 million sold by private party issuers. The amortized costs of these CMOs result in a weighted average yield of 2.82%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2010 had contractual maturities of over five years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment Securities:
State and municipal securities	$27,879	$28,815	$37,162	$38,055	$32,604	$32,391
Other	1,000	1,038	1,000	1,034	58	60
Total investment securities held to maturity	28,879	29,853	38,162	39,089	32,662	32,451

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	1,835	1,931	2,713	2,823	4,929	4,987
Freddie Mac	2,389	2,513	2,834	2,916	4,297	4,335
Ginnie Mae	16	17	45	45	87	89
CMOs and REMICs	729	748	860	866	1,038	1,037

Total mortgage-backed securities held to maturity	4,969	5,209	6,452	6,650	10,351	10,448

Total securities held to maturity	$33,848	$35,062	$44,614	$45,739	$43,013	$42,899

At September 30, 2010, our held to maturity mortgage-backed securities portfolio totaled $5.0 million at amortized cost, consisting of: none with contractual maturities of one year or less, $839,000 with a weighted average yield of 5.03% and contractual maturities within five years, and $451,000 with a weighted average yield of 6.15% and contractual maturities of five to ten years and $3.7 million with a weighted average yield of 2.68% with contractual maturities of greater than ten years; CMOs of $729,000 are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

State and municipal securities totaled $27.9 million at amortized cost (primarily unrated obligations) and consisted of $12.6 million, with a final maturity of one year or less and a weighted average yield of 2.53%; $7.9 million, maturing in one to five years, with a weighted average yield of 3.63%; $2.1 million maturing in five to ten years, with a weighted average yield of 4.55% and $5.3 million, maturing in greater than ten years, with a weighted average yield of 4.35%.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2010. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:

Mortgage-Backed Securities
Fannie Mae	$1	2.25%	$3,376	3.93%	$70,433	3.32%	$75,274	3.51%	$149,084	$153,188	3.43%
Freddie Mac	-	-	2,989	3.94	10,263	3.51	43,380	3.92	56,632	58,452	3.85
Ginnie Mae	-	-	-	-	14	3.34	9,033	3.52	9,047	9,315	3.52
CMOs and REMICs	-	-	-	-	663	4.38	37,675	2.79	38,338	38,659	2.82
Total	1	2.25	6,365	3.93	81,373	3.35	165,362	3.46	253,101	259,614	3.43
Investment Securities
U.S. Government and agency securities	-	-	369,033	1.65	46,192	2.65	-	-	415,225	418,312	1.76
Corporate	2,026	3.95	27,380	3.03	-	-	-	-	29,406	30,540	3.10
State and municipal	3,327	1.96	11,905	3.33	102,883	3.42	62,764	4.12	180,879	191,657	3.63
Total	5,353	2.72	408,318	1.79	149,075	3.18	62,764	4.12	625,510	640,509	2.36
Total debt securities available for sale	$5,354	2.72%	$414,683	1.82%	$230,448	3.24%	$228,126	3.64%	$878,611	$900,123	2.67%

Held to Maturity:

Mortgage-Backed Securities
Fannie Mae	$-	-%	$633	5.34%	$-	-%	$1,202	2.63%	$1,835	$1,931	3.57%
Freddie Mac	-	-	190	3.77	451	6.15	1,748	3.23	2,389	2,513	3.82
Ginnie Mae	-	-	16	7.70	-	-	-	-	16	17	7.70
CMOs and REMICs	-	-	-	-	-	-	729	1.43	729	748	1.43
Total	-	-	839	5.03	451	6.15	3,679	2.68	4,969	5,209	3.39

Investment Securities
State and municipal securities	12,592	2.53	7,927	3.63	2,086	4.55	5,274	4.35	27,879	28,815	3.34
Other	-	-	1,000	2.87	-	-	-	-	1,000	1,038	2.87
Total	12,592	2.53	8,927	3.55	2,086	4.55	5,274	4.35	28,879	29,853	3.32
Total debt securities held to maturity	$12,592	2.53%	$9,766	3.68%	$2,537	4.83%	$8,953	3.66%	$33,848	$35,062	3.33% %

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

At September 30, 2010, our deposits totaled $2.1 billion. Interest-bearing deposits totaled $1.6 billion, and non-interest-bearing demand deposits totaled $529.9 million. NOW, savings and money market deposits totaled $1.2 billion at September 30, 2010. Also at that date, we had a total of $377.6 million in certificates of deposit, of which $316.1 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. Our limited purpose commercial bank subsidiary, Provident Municipal Bank, accepts municipal deposits. Municipal time accounts (certificates of deposit) are generally obtained through a bidding process, and tend to carry higher average interest rates than retail certificates of deposit of similar term.  The Company had $18.6 million of certificates of deposit account registry service (CDAR’s), $7.9 million of which were reciprocal CDs at September 30, 2010.  This compares to $20.6 million CDAR’s, $10.6 million of which were reciprocal as of September 30, 2009.

Distribution of Deposit Accounts by Type.  The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits:
Retail	$174,731	8.2%	$169,122	8.1%	$162,161	8.1%
Commercial & municipal	355,126	16.6	323,112	15.5	325,729	16.4
Total demand deposits	529,857	24.8	492,234	23.6	487,890	24.5
Business & municipal NOW deposits	276,100	12.9	225,046	10.8	217,462	10.9
Personal NOW deposits	139,517	6.5	127,595	6.1	115,442	5.8
Savings deposits	392,321	18.3	357,814	17.2	335,986	16.9
Money market deposits	427,334	19.9	384,632	18.5	306,504	15.4
Subtotal	1,765,129	82.4	1,587,321	76.2	1,463,284	73.5

Certificates of deposit	377,573	17.6	494,961	23.8	525,913	26.5

Total deposits	$2,142,702	100.0%	$2,082,282	100.0%	$1,989,197	100.0%

As of September 30, 2010 and September 30, 2009 the Company had $513.8 million and $470.2 million, respectively, in municipal deposits.  Of these amounts, $219.0 million and $201.0 million were deposits related to school district tax deposits due on September 30, 2010 and 2009, respectively, which we generally retain only for a short period.  The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2010			2009			2008
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
	(Dollars in thousands)
Non interest bearing deposits	$429,655	$-	-	$380,571	$-	-	$351,995	$-	-
NOW deposits	280,304	579	0.21%	232,164	670	0.29%	189,524	1,015	0.54%
Savings deposits(1)	397,760	403	0.10%	366,355	758	0.21%	356,854	1,243	0.35%
Money market deposits	419,152	1,456	0.35%	374,507	2,707	0.72%	285,119	5,299	1.86%
Certificates of deposit	451,509	6,079	1.35%	577,723	14,240	2.46%	556,973	20,787	3.73%
Total interest bearing deposits	1,548,725	$8,517	0.55%	1,550,749	$18,375	1.18%	1,388,470	$28,344	2.04%
Total deposits	$1,978,380			$1,931,320			$1,740,465

(1) Includes club accounts and mortgage escrow balances

Certificates of Deposit by Interest Rate Range.  The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2010
	Period to Maturity
							Total at September 30,
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2009	2008
	(Dollars in thousands)
Interest Rate Range:

2.00% and below	$303,066	$14,237	$3,927	$220	$321,450	84.7%	$322,674	$5,869
2.01% to 3.00%	4,531	4,712	1,168	10,850	21,261	5.6%	72,483	422,672
3.01% to 4.00%	5,854	4,208	2,554	6,476	19,092	5.0%	77,720	28,556
4.01% to 5.00%	2,491	3,501	5,309	5,814	17,115	4.5%	21,439	66,726
5.01% to 6.00%	154	186	315	-	655	0.2%	645	2,080
6.01% and above	-	-	-	-	-	0.0%	-	10

Total	$316,096	$26,844	$13,273	$23,360	$379,573	100%	$494,961	$525,913

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2010.

	Maturity
	3 months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$87,746	$72,245	$68,516	$43,349	$271,856
Certificates of deposit of $100,000 or more (¹)	35,168	28,756	23,665	18,128	105,717
	$122,914	$101,001	$92,181	$61,477	$377,573
________________
(¹)
The weighted interest rates for these accounts, by maturity period, are 0.65% for 3 months or less; 0.79% for 3 to 6 months; 0.95% for 6 to 12 months; and 2.87% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.12%

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances and overnight borrowings. At September 30, 2010, we had access to additional Federal Home Loan Bank advances of up to an additional $200 million in overnight advances on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$44,873	$62,677	$153,893
Average balance during year	91,442	91,985	257,942
Maximum outstanding at any month end	184,040	293,608	372,021
Weighted average interest rate at end of year	3.82%	4.09%	2.16%
Weighted average interest rate during year	2.33%	3.38%	3.50%

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

Employees

As of September 30, 2010, we had 497 full-time employees and 106 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

As a savings and loan holding company, Provident Bancorp and its federal savings bank subsidiary, Provident Bank, are supervised and regulated by the Office of Thrift Supervision (“OTS”).  As a state-chartered, insured bank, Provident Municipal Bank is regulated by the New York State Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”).  Because it is an FDIC-insured institution, Provident Bank also is subject to regulation by the FDIC.  Provident Bank’s relationship with its depositors and borrowers is governed to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank’s loan documents.  As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The OTS, FDIC, SEC, and other regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Regulation—Financial Reform Legislation” below.  Among the more significant changes made by the Dodd-Frank Act changes, effective July 21, 2011 (with a possible delay of up to six months) (the so-called “Designated Transfer Date”), the OTS will cease to exist as a separate entity and will be merged and become a separate division of the Office of the Comptroller of the Currency (“OCC”).  The OCC will assume the OTS’ role as regulator and supervisor of Provident Bank.  The Federal Reserve will become the primary supervisor and regulator with respect to Provident Bancorp.  References in the following discussion to the OTS should be read to mean the Federal Reserve or OCC, as appropriate, once the Designated Transfer Date occurs.

Some of the numerous governmental regulations to which Provident Bancorp and its subsidiaries are subject are summarized below.  These summaries are not complete and you should refer to these laws and regulations for more information.  Failure to comply with applicable laws and regulations could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders.  Applicable laws and regulations may change in the future and any such change could have a material adverse impact on Provident Bancorp, Provident Bank or Provident Municipal Bank.

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

As of October 1, 2010, the maximum amount of dividends that could be declared by Provident Bank for fiscal 2011, without regulatory approval, is net income for calendar year 2011, plus $16.2 million.

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

The OTS’ risk-based capital standards require a savings association to maintain at least a Tier 1 (core) capital ratio to risk-weighted assets of at least 4%, and a total (core plus supplementary) capital ratio to risk-weighted assets of at least 8%.  To determine these ratios, the regulations define core capital as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible capital, other than certain mortgage servicing rights and credit card relationships. Supplementary capital is defined as including cumulative perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset.

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

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to Provident Bank and to Provident Bancorp, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date.  See “Regulation--Financial Reform Legislation,” below.  In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules.  These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis.  The impact on Provident Bank and Provident Bancorp of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time.

The OTS, the FDIC and other federal banking agencies have broad powers under current federal law to take “prompt corrective action” in connection with depository institutions that do not meet minimum capital requirements.  For this purpose, the law establishes five capital categories for insured depository institution: “well-capitalized”, “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  To be considered “well capitalized,” an institution must maintain a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater, and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.  An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8%, and a leverage capital ratio of at least 4%.

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

At September 30, 2010, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Deposit Insurance

The FDIC insures deposit accounts in Provident Bank and Provident Municipal Bank generally up to a maximum of $250,000 per separately-insured depositor.  As FDIC-insured depository institutions, Provident Bank and Provident Municipal Bank are required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund.  Currently, the annual FDIC assessment rate ranges from $0.05 to $0.43 per $100 of insured deposits, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors.  The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

Under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts, interest–bearing transaction accounts paying 25 basis points or less, and IOLTA accounts may be fully insured above and beyond the $250,000 limit through December 31, 2010. Provident Bank and Provident Municipal Bank each opted out of the TLGP for the period of July 1, 2010 through December 31, 2010.  The Dodd-Frank Act requires federal deposit insurance coverage for non-interest bearing transaction deposit accounts at an unlimited amount from December 31, 2010 through December 31, 2012.  However, interest-bearing transaction accounts paying 25 basis points or less, and IOLTA accounts will no longer be insured after December 31, 2010 beyond the $250,000 limit.

In February 2009, the FDIC substantially increased the quarterly initial base assessment rates as of the second quarter of 2009.  In May 2009, the FDIC imposed a 5 basis point special assessment on each institution’s assets (excluding Tier 1 capital) as reported on the institution’s report of condition as of June 30, 2009, up to a maximum special assessment amount of one tenth of one percent of the institution’s assessment base for the second quarter 2009 risk-based assessment.  As of December 31, 2009, insured depository institutions were required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter of 2009.

On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Among other things, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  Implementation of the Restoration Plan is not expected to have a material effect upon the Company's consolidated operating results.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  This could result in an increase in deposit insurance assessments to be paid by Provident Bank.  This change will be effective for the fiscal quarter beginning April 1, 2011.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO).  FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation.

For the quarter ended September 30, 2010, the annualized FICO assessment was equal to $0.0104 for each $100 of insured domestic deposits maintained at an institution.  We were allocated $5,000 in DIF assessment credits as of January 1, 2010.  There were no remaining DIF assessment credits at September 30, 2010.

Regulation of Provident Bank

Business Activities. As a federal savings association, Provident Bank derives its deposit, lending and investment powers from the Home Owners’ Loan Act (the “HOLA”) and the regulations of the OTS. Under these laws and regulations, Provident Bank may offer any type of deposit accounts, make or invest in mortgage loans secured by residential and commercial real estate, make and invest in commercial and consumer loans, certain types of debt securities and certain other loans and assets, subject in certain cases to certain limits. Provident Bank also may establish and operate subsidiaries that engage in activities permissible for Provident Bank, as well as service corporation subsidiaries that engage in activities not permissible for Provident Bank to engage in directly (such as real estate investment, and securities and insurance brokerage).  Pursuant to this authority, Provident Bank operates certain subsidiaries, including Provest Services Corp., which holds an investment in a limited partnership that operates an assisted living facility; Provest Services Corp. II, through which Provident Bank offers annuities and insurance products to its customers.  Provident Bank also controls Provident REIT, Inc. and WSB Funding to hold residential and commercial real estate loans and the Bank maintains several corporations which hold foreclosed properties acquired by Provident Bank.  Certain of Provident Bank’s subsidiaries are subject to separate regulatory requirements, such as those applicable to insurance agencies and investment advisors.  Hardenburgh Abstract Company Inc., a title insurance agency; Provident Risk Management Inc., a captive insurance company insuring Provident affiliated risk; and Hudson Valley Investment Advisors, LLC, an investment advisory firm are subsidiaries of Provident New York Bancorp.

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

At September 30, 2010, Provident Bank maintained approximately 77.1% of its portfolio assets in qualified thrift investments, and satisfied the QTL test.

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2010, Provident Bank was in compliance with the loans-to-one-borrower limitations.

Transactions with Affiliates. Provident Bank currently is subject to restrictions on transactions with affiliates that are the same as those applicable to commercial banks under Sections 23A and 23B of the Federal Reserve Act, as well as certain additional restrictions imposed on federal savings associations by the Home Owners’ Loan Act.  The term “affiliate” under these laws means any company that controls or is under common control with a savings association and includes Provident Bancorp and its non-bank subsidiaries.  Transactions between Provident Bank and certain affiliates are restricted to an aggregate percentage of Provident Bank’s capital, and in general must be collateralized with certain specified assets.  The Home Owners’ Loan Act further prohibits a savings association from lending to any affiliate that is engaged in activities not permissible for a bank holding company and from purchasing or investing in securities issued by any affiliate other than with respect to shares of a subsidiary.  Permissible transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates.

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

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding the types of transactions covered by the law to include securities lending, repurchase agreement and derivatives activities with affiliates.  These changes are effective one year after the Designated Transfer Date.   See “Regulation--Financial Reform Legislation”.

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

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1 % of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2010, Provident Bank was in compliance with this requirement.

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

Recent Regulatory Initiatives

Capital Purchase Program.  Under the Capital Purchase Program (“CPP”) announced by the U.S. Department of the Treasury on October 14, 2008, as part of the Troubled Asset Relief Program (“TARP”), Treasury committed to invest up to $250 billion in eligible institutions in the form of non-voting senior preferred stock.  Treasury approved the purchase up to $58.4 million of Provident Bancorp non-voting preferred stock, but the Company decided not to participate in the program.

TLGP.  Provident Bancorp and Provident Bank decided to opt-out of the TLGP effective July 1, 2010.  As a result, Provident Bank’s non-interest-bearing transaction deposits accounts (such as business checking accounts), and interest bearing transaction accounts, and IOLTA accounts will be fully insured up to $250,000 from July 1, 2010 through December 30, 2010.  From December 31, 2010 through December 31, 2012, only non-interest bearing transaction deposit accounts will be fully insured beyond the $250,000 limit under the Dodd-Frank Act.  Beginning January 1, 2013, deposit insurance coverage for non-interest bearing transaction deposit accounts will be limited to $250,000.

In addition the FDIC has guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities between October 14, 2008 and October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012.  Provident Bank issued $51.5 million senior unsecured debt in a pooled security in February 2009.  This debt matures in February 2012.  Provident prepaid $1.00 of insurance premiums for each $100 (on a per annum basis) of debt that was guaranteed. Additionally, the FDIC previously established an emergency debt guarantee facility through April 30, 2010, through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would expire the earlier of the maturity date or December 31, 2012, and the guarantee would be subject to an annualized assessment rate equal to a minimum of 300 basis points.

Financial Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Act into law.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including Provident Bancorp and Provident Bank.  It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that is particularly significant to Provident Bancorp and Provident Bank is the abolition of the OTS, their historical federal financial institution regulator.  Currently, this is scheduled to occur on the Designated Transfer Date, which has been established as July 21, 2011 (with the possibility of a six-month extension).  After the agency is abolished, supervision and regulation of Provident Bancorp will move to the Federal Reserve and supervision and regulation of Provident Bank will move to the OCC.  Except as described below, however, the laws and regulations applicable to Provident Bancorp and Provident Bank will not generally change -- the HOLA and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

The Dodd-Frank Act contains a number of provisions intended to strengthen capital.  For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect. The regulations implementing these rules are to be finalized not later than January 22, 2012 (although they are not applicable to savings and loan holding companies, like the Provident Bancorp, until July 21, 2015).  In addition, Provident Bancorp for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Provident Bank.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that Provident Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction.  These expansions will be effective one year after the Designated Transfer Date At this time, we do not anticipate that being subject to any of these provisions will have a material effect on Provident Bancorp or Provident Bank.

The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage.  See “Regulation--Deposit Insurance”.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials.  The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau that will take over responsibility as of the Designated Transfer Date of the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OTS until it is abolished, and then the OCC).  The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.  The consumer complaint function also will be consolidated into the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered institutions, including federal savings banks.  As a result it is likely the Bank would be subject to a wider array of State laws going forward.  In addition, the Federal Reserve is required to adopt a rule addressing interchange fees applicable to debit card transactions that is expected to lower fee income generated from this source.

Many of the provisions of the Dodd-Frank Act will not become effective until the Designated Transfer Date or after and, if required, the adoption and effectiveness of implementing regulations.  In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.  As a result, we cannot predict the ultimate impact of the Act on Provident Bancorp or Provident Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  Nor can we predict the impact or substance of other future legislation or regulation.  However, it is expected that they at a minimum will increase our operating and compliance costs.

ITEM 1A.   Risk Factors
Financial reform legislation will, among other things, eliminate the OTS, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that may increase our costs of operations.

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

One change that is particularly significant to us is the abolition of the OTS, our historical federal financial institution regulator, effective on the Designated Transfer Date.  After the agency is abolished, supervision and regulation of Provident Bancorp will move to the Federal Reserve and supervision and regulation of Provident Bank will move to the OCC.  Except as described below, however, the laws and regulations applicable to us will not generally change -- the Home Owners Loan Act and the regulations issued under the Dodd-Frank Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).  However, the application of the laws and regulations may vary as administered by the Federal Reserve and the OCC.  It is possible that the OCC may rate the activities of Provident Bank in ways that are more restrictive than the OTS has.  This might cause us to incur increased costs or become more restrictive in certain activities than we have in the past.  We cannot now predict the effect, if any, of the change in regulators on Provident Bank.

In addition, Provident Bancorp for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Provident Bank.  The specific requirements are not now known, although it is possible such requirements may limit our capacity to pay dividends or repurchase shares.  Provident Bank also will be subject to the same lending limits as national banks.  In addition, the affiliate transaction rules in Section 23A of the Federal Reserve Act will apply to securities lending, repurchase agreement and derivatives activities that Provident Bank may have with an affiliate.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  This could result in an increase in deposit insurance assessments to be paid by Provident Bank.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Non-interest bearing transaction accounts will have unlimited deposit insurance beginning December 31, 2010 through December 31, 2012.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others.  Institutions such as Provident Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OTS until it is abolished, and then the OCC).  The Federal Reserve will also be adopting a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  Although technically this rule will only apply to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as Provident Bank, may also be impacted.

In addition, the Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations.  In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.  As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  However, it is expected that at a minimum they will increase our operating and compliance costs.

Difficult market conditions have adversely affected our industry.

We are operating in a challenging economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  Declines in the housing market over the past two years, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these market conditions on us and others in the financial services industry.  In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;
•	Problem assets and foreclosures could increase further;
•	Demand for our products and services could decline;
•
Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral.

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

Acquisition, development, and construction (ADC) loans, commercial real estate and commercial and industrial loans expose us to increased risk.

We consider our commercial real estate loans, commercial and industrial loans and ADC loans to be the higher risk categories in our loan portfolio.  These loans are particularly sensitive to economic conditions.  At September 30, 2010, our portfolio of commercial real estate loans totaled $582.0 million, or 34.2% of total loans, our commercial and industrial business loan portfolio totaled $240.7 million, or 14.1% of total loans, and our portfolio of ADC loans totaled $229.5 million, or 13.5% of total loans. We plan to continue to emphasize the origination of these types of loans.  In addition, many of our borrowers also have more than one commercial real estate, commercial business or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.  In particular, many of our ADC loans continue to pose higher risk levels than the levels expected at origination.  Many projects are stalled or are selling at prices lower than expected.  While we continue to seek paydowns on loans with or without sales activity, this portfolio may cause us to incur additional bad debt expense even if losses are not realized.  Additionally, the balance on over half of our ADC loans is maturing within one year, which may expose us to greater risk of loss.

Changes in the value of goodwill and intangible assets could reduce our earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  Using a discount rate of 12% and a terminal multiple of 14 times expected earnings, the net present value of Provident New York Bancorp shares exceed recorded book value by 17% as of September 30, 2010.  If there were further declines in the value of bank stocks and the fair value of banks in general, we could have to record an impairment of goodwill.

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

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities.   In recent years, the structure of the balance sheet has become more asset sensitive in which assets either mature or re-price at a faster pace than liabilities and in particular borrowings.  If general levels of interest rates were to continue at existing levels or decline further, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs.  A decline in net interest income may also occur offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs.  Wholesale funding costs may also increase at a faster pace then asset re-pricing and in this regard we have $265 million in structured/convertible advances with the FHLB at an average cost of 4.08%.  If interest rates were to approach or exceed this level, it would be expected that the FHLB would call for conversion of those funds at then current market rates which potentially would be higher.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2010, our investment and mortgage-backed securities available for sale totaled $901.0 million. Unrealized gains on securities available for sale, net of tax, amounted to $12.6 million and are reported as part of other comprehensive income, included as a separate component of stockholders’ equity. Further, decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.

Provident Bancorp is a separate legal entity from its subsidiary, Provident Bank, and does not have significant operations of its own. The availability of dividends from Provident Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Provident Bank and other factors that Provident Bank’s regulator could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, Provident Bancorp will be subjected to consolidated capital requirements and will be required to serve as a source of strength to Provident Bank.  If Provident Bank is unable to pay dividends to Provident Bancorp or Provident Bancorp is required to retain capital or contribute capital to Provident Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

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

In addition, recently enacted, proposed and future legislation and regulations (including the Dodd-Frank Act, which is discussed above), have had, will continue to have or may have significant impact on the financial services industry.  Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, could cause us to change or limit some of our products and services or the way we operate our business, and could limit our ability to pursue business opportunities.

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

We maintain our executive offices, commercial lending division and investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 48,172 square feet.  At September 30, 2010, we conducted our business through 35 full-service branches.  Of our 35 branches 14 are located in Orange County, NY, 12 in Rockland County, NY, 2 in Ulster County, NY, 2 in Sullivan County, NY, 1 in Putnam County, NY, 3 in Westchester County and 1 in Bergen County, NJ.  Additionally, 18 of our branches are owned and 17 are leased.

In addition to our branch network and corporate headquarters we lease 2 and own 1 additional properties which are held for general corporate purposes and 8 foreclosed properties.  The total acreage of two foreclosed properties located in Sullivan and Ulster counties total 87.93 acres.   The total square footage of the remaining six foreclosed properties is 28,284 square feet and they are located in Orange, Rockland, Sullivan and Ulster counties.  This total acreage does not include the South Fallsburg land (a former branch location) totaling 1.9 acres.  See Note 7 of the “Notes to Consolidated Financial Statements” for further detail on our premises and equipment.

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

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2010.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)
The shares of common stock of Provident New York Bancorp are quoted on the NASDAQ Global Select (“NASDAQ”) under the symbol “PBNY.” As of September 30, 2010, Provident New York Bancorp had 33 registered market makers, 5,589 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 38,262,288 shares outstanding.

Market Price and Dividends.  The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared

September 30, 2010	$10.03	$7.92	$0.06
June 30, 2010	10.40	8.42	0.06
March 31, 2010	9.57	8.01	0.06
December 31, 2009	9.41	8.00	0.06

September 30, 2009	$10.44	$7.93	$0.06
June 30, 2009	10.15	7.75	0.06
March 31, 2009	11.91	7.31	0.06
December 31, 2008	13.60	9.54	0.06

Payment of dividends on Provident New York Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.  Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2010 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2010.

Set forth below is a stock performance graph comparing the yearly total return on our shares of common stock, commencing with the closing price on September 30, 2005, with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below.  We will not make or endorse any predictions as to future stock performance.

PROVIDENT NEW YORK BANCORP

	At
Index	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09	09/30/10
Provident New York Bancorp	100.00	119.17	115.85	119.00	88.16	79.52
NASDAQ Composite	100.00	105.84	127.56	99.60	102.13	115.14
SNL Mid-Atlantic Thrift Index	100.00	111.75	111.64	95.91	71.04	80.32
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

(B)
Not Applicable

(C)
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
Period (2010)				1,598,167
July 1 - July 31	10,000	$9.41	10,000	1,588,167
August 1 - August 31	229,000	8.57	229,000	1,359,167
September 1 - September 30	127,189	8.36	125,000	1,234,167

Total	366,189	$8.52	364,000

1
The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes ($18,366 or 2,189 shares), as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program..

2	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares.

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

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,021,025	$3,021,893	$2,984,371	$2,802,099	$2,841,337
Loans, net (1)	1,670,698	1,673,207	1,708,452	1,617,669	1,453,185
Securities available for sale	901,012	832,583	791,688	794,997	951,729
Securities held to maturity	33,848	44,614	43,013	37,446	60,987
Deposits	2,142,702	2,082,282	1,989,197	1,713,684	1,729,659
Borrowings	363,751	430,628	566,008	661,242	682,739
Equity	430,955	427,456	399,158	405,089	405,286

	Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$119,774	$131,590	$148,982	$151,626	$135,616
Interest expense	26,440	37,720	53,642	66,888	50,859
Net interest income	93,334	93,870	95,340	84,738	84,757
Provision for loan losses	10,000	17,600	7,200	1,800	1,200
Net interest income after provision for loan losses	83,334	76,270	88,140	82,938	83,557
Non-interest income	27,201	39,953	21,042	19,845	17,152
Non-interest expense	83,170	80,187	75,500	74,590	71,256
Income before income tax expense	27,365	36,036	33,682	28,193	29,453
Income tax expense	6,873	10,175	9,904	8,566	9,258
Net income	$20,492	$25,861	$23,778	$19,627	$20,195
footnotes on following page

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.70%	0.89%	0.84%	0.70%	0.75%
Return on equity (ratio of net income to average equity)	4.82	6.22	5.88	4.82	5.15
Average interest rate spread (2)	3.51	3.46	3.49	2.97	3.19
Net interest margin (3)	3.78	3.81	3.96	3.57	3.68
Efficiency ratio(4)	68.96	65.11	61.20	66.40	65.30
Non-interest expense to average total assets	2.85	2.77	2.68	2.68	2.63
Ratio of average interest-earning assets to average interest-bearing liabilities	126.66	123.54	122.26	122.34	122.48

Per Share Related Data:

Basic earnings per share	$0.54	0.67	0.61	$0.48	$0.49
Diluted earnings per share	0.54	0.67	0.61	0.48	0.49
Dividends per share	0.24	0.24	0.24	0.20	0.20
Book value per share (6)	11.26	10.81	10.03	9.82	9.49
Dividend payout ratio (5)	44.44%	35.82%	39.34%	41.67%	40.82%

Asset Quality Ratios:

Non-performing assets to total assets	1.02%	0.93%	0.57%	0.26%	0.18%
Non-performing loans to total loans	1.58	1.55	0.97	0.44	0.34
Allowance for loan losses to non-performing loans	115	114	137	281	406
Allowance for loan losses to total loans	1.81	1.76	1.33	1.24	1.38

Capital Ratios:

Equity to total assets at end of year	14.27%	14.15%	13.37%	14.46%	14.26%
Average equity to average assets	14.60	14.36	14.34	14.61	14.49
Tier 1 leverage ratio (bank only)	8.4	8.6	8.0	8.1	7.8

Other Data:
Number of full service offices	35	33	33	33	33

(1)	Excludes loans held for sale.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
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
(6)
Book value per share is based on total stockholders’ equity and 38,262,288, 39,547,207, 39,815,213, 41,230,618 and 42,699,046 outstanding common shares at September 30, 2010, 2009, 2008, 2007 and 2006, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

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

As described in greater detail below, the key factors that have affected our results over the last three years include:
•	the effects of the economic downturn on our asset quality, which has led to higher levels of provisions for loan losses than historically had been the case;
•	the current low interest rate environment, which has contributed to margin pressure on net interest income;
•	management’s decision to take advantage of the interest rate environment and realize securities gains to reduce future interest rate exposure;
•	limited opportunities to make loans that meet our credit standards and pricing criteria; and
•	increased costs of FDIC insurance due to assessments utilized to restore the federal deposit insurance fund

The last recession and slow recovery over the past two years have resulted in borrowers experiencing higher levels of stress, which resulted in our increased levels of charge-offs and provisions for loan losses. In particular, small businesses and borrowers involved in Acquisition, Development and Construction projects have been affected. During the year our provisions were only modestly in excess of our net charge-offs. Management of our loan portfolio continues to be a top priority. We were able to grow commercial real estate loans, which was substantially offset by declines in one-to-four family residential mortgages as we sold a substantial portion of our new production.

In addition, we continue to experience pressure on net interest income. Low rates continue to have the effect of causing many assets to prepay or to be called. In anticipation of this, we have also been selling certain investment securities when market conditions imply it is in our best interest to do so. Reinvestment of cash is necessarily made at lower interest rates. Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits, and continuation of our deposit pricing discipline. Transaction accounts grew 11.9% during the year, non-time deposits grew as well, while CDs declined. This helped support our net interest margin which was 3.78% this year compared to 3.81% last year.

Operating expenses were stable, while fee income excluding securities gains, declined slightly. Deposit fees declined primarily due to changed customer behavior partially offset in other categories.

Net income for the year ended September 30, 2010, decreased 20.8% to $20.5 million, or $0.54 per diluted share from $25.9 million, or $0.67 per diluted share for the year ended September 30, 2009. Net interest income on a tax equivalent basis decreased $400,000 or 0.4% for the year ended September 30, 2010 as compared to the year ended 2009.   Net interest margin decreased 3 basis points to 3.78% at September 30, 2010 from 3.81% at September 30, 2009. Average loans decreased $44.3 million to $1.66 billion at September 30, 2009 from $1.70 billion at September 30, 2009.  The decrease in average loans is due to refinancing of residential loans as well as the sale of residential loans to the secondary market.  The provision for loan losses decreased $7.6 million from September 30, 2009 to $10.0 million for the year ended September 30, 2010.

Net income for the year ended September 30, 2009, increased 8.8% to $25.9 million, or $0.67 per diluted share from $23.8 million, or $0.61 per diluted share for the year ended September 30, 2008. Net interest income on a tax equivalent basis decreased $1.1 million or 1.1% for the year ended September 30, 2009 as compared to the year ended 2008.   Net interest margin decreased 15 basis points to 3.81% at September 30, 2009 from 3.96% at September 30, 2009. Average loans increased $56.0 million to $1.70 billion at September 30, 2009 from $1.64 billion at September 30, 2008.  The provision increased $10.4 million from September 30,2008 to $17.6 million at September 30, 2009 primarily due to an increase in charge-offs (concentrated in the community business loan portfolio) and due to the slow down in the economic activity as a result of the recession that started in December 2007.

Non-interest income decreased $12.8 million to $27.2 million for the year ended September 30, 2010 from $40.0 million for the year ended September 30, 2009, primarily resulting from a decrease of $9.9 million in net securities gains, $1.1 million increase in the fair value loss on interest rate caps, and a decrease of $1.1 million in deposit fees and service charges.   Non interest income increased $18.9 million to $40.0 million for the year ended September 30, 2009 from $21.0 million for the year ended September 30, 2008, primarily due to a increase of $17.1 million in net securities gains and an increase in bank owned life insurance due to a death payment.

Non-interest expense increased $3.0 million to $83.2 million for the year ended September 30,2010 from $80.2 million for the year ended September 30, 2009 primarily resulting from increased employee benefits and incentives, staffing for new offices, occupancy expense associated with the new offices and professional fees.  Non interest expense increased $4.7 million to $80.2 million at September 30, 2009 from $75.5 million at September 30, 2008 primarily due to increased FDIC assessments during 2009.

Total assets were essentially unchanged at $3.0 billion for the year ended September 30, 2010 and 2009.  Net loans remained flat decreasing by 0.1% as commercial lending increases in outstanding balances were offset by decreases in residential mortgage balances.  A significant portion of residential mortgage originations were sold in to the secondary market.  Deposits increased $60.4 million in 2010 primarily in business and retail transaction accounts, municipal NOW accounts, savings, and money market deposit accounts.

The following is an analysis of the financial condition and results of the Company’s operations. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the Company’s business filed here within Part I, Item 1,“Business.”

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

The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. At September 30, 2010 Provident has recorded $30.8 million in its allowance for loan losses.

Accounting for goodwill is considered to be a critical policy because goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. The Company additionally utilized a discounted cash flow analysis to determine goodwill impairment as of September 30, 2010.  The analysis showed no impairment as the net present value under several discount rate and multiple assumptions was higher than stockholders equity.  If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.  The Company has $160.9 million in recorded goodwill at September 30, 2010.

We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. Other intangible assets have been recorded in connection with the acquisition of HVIA for non-competition and customer intangibles.  At September 30, 2010, the Company had $3.6 million recorded in core deposit and other intangibles.

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
At September 30, 2010, Provident has net deferred tax assets of $2.0 million.

Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful.  At September 30, 2010, Provident has $21.4 million in loans in non-accrual status.

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Total assets as of September 30, 2010 were $3.0 billion, essentially unchanged from September 30, 2009.   Cash and due from banks decreased $69.5 million to $90.9 million at September 30, 2010 due primarily to deposits received on September 30, 2009 and high levels of balances maintained at the Federal Reserve in 2009. Core deposit and other intangibles decreased by $1.8 million. Goodwill was unchanged. The Company had $5.9 million in loans held for sale as of September 30, 2010 and $1.2 million at September 30, 2009. Premises and equipment increased $2.9 million primarily related to new office locations in Nyack and Yonkers, New York and platform automated systems.

Net loans as of September 30, 2010 were $1.7 billion, a decrease of $2.5 million, or 0.1%, over net loan balances of $1.7 billion at September 30, 2009.  Commercial real estate loans increased $35.2 million, or 6.4%, and Acquisition, Development and Construction loans (ADC) increased $27.9 million or 13.8% to $229.5 million compared to $201.6 million as of September, 2009. Consumer loans decreased by $13.3 million, or 5.3%, during the fiscal year ended September 30, 2010, residential loans decreased by $49.5 million, or 10.7%.  Total loan originations, excluding loans originated for sale were $472.1 million for the fiscal year ended September 30, 2010, while repayments were $464.6 million for the fiscal year ended September 30, 2010. There were increases in the reserves for ADC, commercial business loans and home equity lines of credit, with decreases in commercial real estate and residential mortgages.  The variances were driven by modifications in reserve factors as well as changes in loan balances.

Total securities increased by $57.7 million, to $934.9 million at September 30, 2010 from $877.2 million at September 30, 2009.   Security purchases were $853.6 million, sales of securities were $443.4 million, and maturities, calls, and repayments were $362.8 million.

Deposits as of September 30, 2010 were $2.1 billion, an increase of $60.4 million, or 2.9%, from September 30, 2009.  Included in deposits for September 30, 2010 were approximately $212.0 million in short-term seasonal municipal deposits compared to $201.0 million at September 30, 2009.  As of September 30, 2010 transaction accounts were 44.1% of deposits, or $945.5 million compared to $844.9 million or 40.6% at September 30, 2009. As of September 30, 2010 savings deposits were $392.3 million, an increase of $34.5 million or 9.6%.  Money market accounts increased $42.7 million or 11.1% to $427.3 million at September 30, 2010.  Offsetting the increases in savings and money market accounts was a decrease of $117.4 million, or 23.7% in certificates of deposits as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place.  The Company attributes the change in mix and net increases to customers unwilling to place significant amounts of deposits in term maturities in the current rate environment as well as the success of its marketing efforts.

Borrowings decreased by $66.9 million, or 13.9%, from September 2009, to $415.2 million. The decrease is related to the borrowings being paid down by maturing investment securities and deposits.

Stockholders’ equity increased $3.5 million from September 30, 2009 to $431.0 million at September 30, 2010. The increase was due to $9.2 million increase in the Company’s retained earnings and a $2.6 million improvement in accumulated other comprehensive income, after realizing securities gains in the fiscal year of $8.2 million.  During fiscal 2010, the Company repurchased 1,515,823 shares of its common stock at a cost of $12.9 million under the treasury repurchase program and issued a net 231,004 shares from its stock based compensation plans.

As of September 30, 2010 the Company had authorization to purchase up to additional 1,234,167 shares of common stock.  Bank Tier I capital to assets was 8.43% at September 30, 2010. Tangible capital as a percentage of tangible assets at the holding company level was 9.33%.

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

	Years Ended September 30,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans(1)	$1,656,016	$92,542	5.59%	$1,700,383	$97,149	5.71%	$1,644,388	$107,633	6.55%
Securities taxable	662,914	18,208	2.75	592,071	25,552	4.32	647,167	31,947	4.94
Securities-tax exempt	216,119	11,959	5.53	194,028	11,569	5.96	173,541	10,511	6.06
Federal Reserve Bank	20,009	52	0.26	56,639	144	0.25	-	-	-
Other	25,007	1,198	4.79	27,061	1,225	4.53	35,103	2,570	7.32
Total Interest-earnings assets	2,580,065	123,959	4.80	2,570,182	135,639	5.28	2,500,199	152,661	6.11
Non-interest earning assets	333,495			325,322			320,765
Total assets	$2,913,560			$2,895,504			$2,820,964
Interest Bearing Liabilities:
NOW deposits	$280,304	579	0.21	$232,164	670	0.29	$189,524	1,015	0.54
Savings deposits(2)	397,760	403	0.10	366,355	758	0.21	356,854	1,243	0.35
Money market deposits	419,152	1,456	0.35	374,507	2,707	0.72	285,119	5,299	1.86
Certificates of deposit	451,509	6,079	1.35	577,723	14,240	2.46	556,973	20,787	3.73
Senior Debt	51,495	2,029	3.94	32,730	1,269	3.88	-	-	-
Borrowings	436,835	15,894	3.64	496,884	18,076	3.64	656,538	25,298	3.85
Total interest-bearing liabilities	2,037,055	26,440	1.30	2,080,363	37,720	1.81	2,045,008	53,642	2.62
Non-interest bearing deposits	429,655			380,571			351,995
Other non-interest bearing liabilities	21,442			18,683			19,565
Total liabilities	2,488,152			2,479,617			2,416,568
Stockholders' equity	425,408			415,887			404,396
Total liabilities and
Stockholders' equity	$2,913,560			$2,895,504			$2,820,964
Net interest rate spread(3)			3.51%			3.46%			3.49%
Net Interest-earning assets(4)	$543,010			$489,819			$455,191
Net interest margin(5)		97,519	3.78%		97,919	3.81%		99,019	3.96%
Less tax equivalent adjustment		(4,185)			(4,049)			(3,679)
Net Interest income		$93,334			$93,870			$95,340
Ratio of interest-earning assets to interest bearing liabilities		126.66%			123.54%			122.26%

(1)	Balances include the effect of net deferred loan origination fees and costs, and the allowance for the loan losses. Includes prepayment fees and late charges.
(2)	Includes club accounts and interest-bearing mortgage escrow balances.
(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(2,546)	$(2,061)	$(4,607)	$3,782	$(14,266)	$(10,484)
Securities taxable	2,786	(10,130)	(7,344)	(2,585)	(3,810)	(6,395)
Securities tax exempt	1,260	(870)	390	1,233	(175)	1,058
Federal Reserve Bank	(98)	6	(92)	-	144	144
Other earning assets	(127)	100	(27)	(480)	(865)	(1,345)

Total interest-earning assets	1,275	(12,955)	(11,680)	1,950	(18,972)	(17,022)
Interest-bearing liabilities:
NOW deposits	121	(212)	(91)	197	(542)	(345)
Savings deposits	63	(418)	(355)	32	(517)	(485)
Money market deposits	286	(1,537)	(1,251)	1,323	(3,915)	(2,592)
Certificates of deposit	(2,662)	(5,499)	(8,161)	750	(7,297)	(6,547)
Senior Debt	740	20	760	-	1,269	1,269
Borrowings	(2,182)	-	(2,182)	(5,899)	(1,323)	(7,222)

Total interest-bearing liabilities	(3,634)	(7,646)	(11,280)	(3,597)	(12,325)	(15,922)
Less tax equivalent adjustment	441	(305)	136	423	(53)	370
Change in net interest income	$4,468	$(5,004)	$(536)	$5,124	$(6,594)	$(1,470)

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

Net income for the year ended September 30, 2010 was $20.5 million or $0.54 per diluted share.  Excluding net securities gains and the fair value adjustment of interest caps adjusted net income was $16.3 million or $0.43 per diluted share for the year ended September 30, 2010.  This compares to net income of $25.9 million, or $0.67 per diluted share for the year ended September 30, 2009.  Excluding net securities gains adjusted net income was $15.1 million or $0.39 earnings per diluted share for the year ended September 30, 2009.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Twelve months ended
	September 30,
	2010	2009
Net Income
Net Income	$20,492	25,861
Securities gains1	(4,844)	(10,735)
Fair value loss on interest rate caps1	657	-
Net adjusted income	$16,305	$15,126

Earnings per common share
Diluted Earnings per common share	$0.54	$0.67
Securities gains1	(0.13)	(0.28)
Fair value loss on interest rate caps1	0.02	-
Diluted adjusted earnings per common share	$0.43	$0.39

Non-interest income
Total non-interest income	$27,201	$39,953
Securities gains	(8,157)	(18,076)
Fair value loss on interest rate caps	1,106	-
Adjusted non interest-income	$20,150	$21,877

1After marginal tax effect 40.61%

Interest Income.  Interest income on a tax equivalent basis for the year ended September 30, 2010 decreased to $124.0 million, a decrease of $11.7 million, or 8.6%, compared to the prior year.  The decrease was primarily due to declines in general market interest rates on variable rate loans, lower loan balances, sales of taxable securities in which gains of $8.2 million were realized and the proceeds reinvested at lower rates.  Average interest-earning assets for the year ended September 30, 2010 were $2.6 billion, an increase of $9.9 million, or 0.4%, over average interest-earning assets for the year ended September 30, 2009. Average loan balances decreased by $44.4 million, balances at the Federal Reserve Bank decreased $36.6 million and average balances of other earning assets decreased by $2.1 million, primarily FHLB stock.  On a tax-equivalent basis, average yields on interest earning assets decreased by 48 basis points to 4.80% for the year ended September 30, 2010, from 5.28% for the year ended September 30, 2009.  The re-pricing of floating rate assets, the sale of securities with subsequent reinvestment and lower loan balances were the primary reasons for the decrease in asset yields.

Interest income on loans for the year ended September 30, 2010 decreased $4.6 million to $92.5 million from $97.1 million for the prior fiscal year.  Interest income on commercial loans for the year ended September 30, 2010 decreased to $56.5 million, as compared to commercial loan interest income of $56.6 million for the prior fiscal year.  Average balances of commercial loans grew $15.7 million to $976.9 million, with a 10 basis point decrease in the average yield.  There was no change in the prime rate during fiscal year 2010.  Commercial loans adjustable with the prime rate totaled $363.9 million at September 30, 2010.  Interest income on consumer loans decreased to $11.1 million, as compared to consumer loan interest income of $11.9 million for the prior fiscal year.   Average balances of consumer loans decreased $5.8 million to $246.6 million, with a 20 basis point decrease in the average yield.  Consumer loans adjustable with the prime rate totaled $171.1 million at September 30, 2010.  Income earned on residential mortgage loans was $24.9 million for the year ended September 30, 2010, down $3.8 million, from the prior year as a result of refinancing activity and lower outstanding average balances.

Tax-equivalent interest income on securities, balances at Federal Reserve Bank and other earning assets decreased to $31.4 million for the year ended September 30, 2010, compared to $38.5 million for the prior year. This was due to a tax-equivalent decrease of 103 basis points in yields.  The Company sold $443.4 million in securities and recorded $8.2 million in gains on the sales.  Further during fiscal 2010, $362.8 million in securities matured and the proceeds were reinvested at current market rates with a shorter duration.

Interest Expense.  Interest expense for the year ended September 30, 2010 decreased by $11.3 million to $26.4 million, a decrease of 29.9% compared to interest expense of $37.7 million for the prior fiscal year. The decrease in interest expense was primarily due to the significant decrease in the average rates paid on interest-bearing deposits for the year ended September 30, 2010.  Rates paid on interest bearing liabilities decreased to 1.30% from 1.81% in fiscal 2009.  The average interest rate paid on certificates of deposit decreased by 111 basis points to 1.35% for the year ended September 30, 2010, from 2.46% for the prior year.   The average interest rate paid on savings decreased to 0.1% or 11 basis points for the year ended September 30, 2010 from 0.21% paid during fiscal 2009. The average rate paid on money market rates also declined 37 basis points to 0.35% for the year ended September 30, 2010.  The rates paid on NOW accounts decreased 8 basis points for fiscal 2010 as compared to fiscal 2009.  The average cost of borrowings remained flat at 3.64% at September 30, 2010 and 2009, although average balances decreased $60.1 million.

Net Interest Income for the fiscal year ended September 30, 2010 was $93.3 million, compared to $93.9 million for the year ended September 30, 2009. The tax equivalent net interest margin decreased by 3 basis points to 3.78%, while the net interest spread increased by 5 basis points to 3.51%.  The Bank’s average cost of interest-bearing liabilities has decreased, although the average asset yields decreased faster due to lower volume of loans and the lower rates earned on variable rate loans and sales of securities during 2010. Further, the greater increase of interest earning assets compared to interest bearing liabilities partially offset the decline in net interest income.

Provision for Loan Losses. We recorded $10.0 million and $17.6 million in loan loss provisions for the years ended September 30, 2010 and September 30, 2009, respectively. Provision for loan losses decreased $7.6 million to $10.0 million as the allowance is now at target levels.  At September 30, 2010, the allowance for loan losses totaled $30.8 million, or 1.81% of the loan portfolio, compared to $30.1 million, or 1.76% of the loan portfolio at September 30, 2009. Net charge-offs for the years ended September 30, 2010 and 2009 were $9.2 million and $10.7 million, respectively (an annual rate of 0.56% and 0.62%, respectively, of the average loan portfolio). Our credit-scored small business loan portfolio continued to account for the single largest share of our net charge-offs. During the year we recorded net charge-offs of $4.5 million in this portfolio, on average outstanding balances of $97.1 million.

At September 30, 2010, substandard loans totaled $131.8 million, up from $89.4 million at September 30, 2009.  Doubtful loans increased from $0 to $300,000 at September 30, 2010 compared to September 30, 2009.  The bulk of the increase came from downgrades in the ADC portfolio, as home sales remain depressed and more borrowers are feeling stress in liquidity resources.  The substandard classification for many of these loans is due to delayed progress in the projects and stress on liquidity reserves or expected outside (non-project related) cash flows.  These loans, however, continue to pay interest on a current basis and do not otherwise warrant a non-accrual classification. All significant loans classified substandard or special mention are reviewed for impairment, under applicable accounting and regulatory standards.  Specific reserves for impairment were $2.3 million at September 30, 2009 and $3.0 million September 30, 2010. Specific reserves are established when current information indicates that the carrying value of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss or the amount of any loss to be incurred. Our non-performing loans increased to $26.8 million at September 30, 2010 from $26.5 million at September 30, 2009, an increase of $300,000.  Loans transferred from the non-performing category into other real estate owned during fiscal 2010 totaled $3.6 million.

Non-interest income consists primarily of income on securities sales, banking fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $27.2 million for the fiscal year ended September 30, 2010 compared to $40.0 million at September 30, 2009.   During the year ended September 30, 2010, the Company recorded gains on sales of investment securities totaling $8.2 million compared to $18.1 million for the prior year.  Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.  As a result of our reviews, we anticipated an acceleration of prepayments, management sold $279.4 million in mortgage backed securities and realized $6.4 million in gains on the sales.  The proceeds were reinvested in securities with yields lower than the recorded yields of the securities sold.  This activity also provided greater diversification in the portfolio.  Deposit fees and service charges decreased by $1.2 million, or 9.4%. Income derived from the Company’s BOLI investments decreased by $711,000, or 25.8%, due to $723 thousand in death benefit proceeds received in 2009. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $152,000 due to an increase in residential mortgage originations. Investment management fees increased $494,000 which is related to increased market values on assets under management.  During fiscal 2010 the Company originated and sold $52.8 million in residential mortgage loans and recorded $867,000 in gains compared to $50.7 million in loans sold with $961,000 in gains at September 30, 2009.

Non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization, data processing expenses and FDIC/other regulatory assessments. Non-interest expense for the fiscal year ended September 30, 2010 increased by $3.0 million, or 3.7% to $83.2 million, compared to $80.2 million for the same period in 2009. The increase was primarily attributable to compensation and employee benefits of $4.1 million resulting from annual merit raises and increases in incentive compensation.  Further, the Company opened offices in Yonkers and Nyack during the fiscal year 2010, as well as, experiencing a full year of salary expense for the White Plains office.  Occupancy and office operations increased $632,000, or 4.9%, as the Company invested in new branch locations and automation in 2010. Professional fees increased $929,000 due to increased consulting fees as well as elevated external costs of collection for problem loans.  Stock-based compensation decreased by $1.4 million mostly due to the vesting of stock based compensation awards in addition to lower ESOP expense.   FDIC insurance decreased by $582,000 or 13.7% due to declines in FDIC assessments and ATM debit card expense decreased $514,000 or  3.2%.

Income Taxes. Income tax expense was $6.9 million for the fiscal year ended September 30, 2010 compared to $10.2 million for fiscal 2009, representing effective tax rates of 25.1% and 28.2%, respectively. The lower tax rate in 2010 was primarily due to the high proportion of tax-free income, BOLI and insurance relative to the total levels of pre-tax income and the set up of a captive insurance company.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

Net income for the year ended September 30, 2009 was $25.9 million or $0.67 per diluted share, excluding net securities gains adjusted net income was $15.1 million or $0.39 per diluted share.  This compares to net income of $23.8 million or $0.61 per diluted share for the year ended September 30, 2008.  Excluding net securities gains adjusted net income was $23.2 million or $0.59 earnings per diluted share for the year ended September 30, 2008.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Twelve months ended
	September 30,
	2009	2008
Net Income
Net Income	$25,861	23,778
Securities gains1	(10,735)	(584)
Net adjusted income	$15,126	$23,194

Earnings per common share
Diluted Earnings per common share	$0.67	$0.61
Securities gains1	(0.28)	(0.01)
Fair value loss on interest rate caps1	-	-
Diluted adjusted earnings per common share	$0.39	$0.59	2

Non-interest income
Total non-interest income	$39,953	$21,042
Securities gains	(18,076)	(983)
Fair value loss on interest rate caps	-	-
Adjusted non interest-income	$21,877	$20,059

1After marginal tax effect 40.61%
2Rounding
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

At September 30, 2009, substandard loans totaled $89.4 million, up from $23.8 million at September 30, 2008.  The bulk of the increase came from downgrades in the ADC portfolio, as home sales remain depressed and more borrowers are feeling stress in liquidity resources.  Our non-performing loans increased to $26.5 million at September 30, 2009 from $16.9 million at September 30, 2008, an increase of $9.4 million.  The increase was driven by an increase in ADC loans of $5.7 million, $3.1 million in residential mortgage loans, and $1.8 million in commercial mortgage loans, with $1.6 million transferred from the non-performing category into other real estate owned during fiscal 2009.  The increase in substandard loans compared to nonperforming loans resulted from the underlying status of ADC loans.  The substandard classification for many of these loans is due to delayed progress in the projects and stress on liquidity reserves or expected outside (non-project related) cash flows.  These loans, however, continue to pay interest on a current basis and do not otherwise warrant a non-accrual classification.  We increased provisions for loan losses to account for increased net charge-offs; growth in the criticized (special mention) and classified loans in the portfolio; and increased factors allocated to the non-criticized or classified ADC and residential mortgage portfolios.  All significant loans classified substandard or special mention are reviewed for impairment, under applicable accounting and regulatory standards.  Specific reserves for impairment were $1.3 million at September 30, 2008 and $2.3 million at September 30, 2009. Specific reserves are established when current information indicates that the entire book balance of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss or the amount of any loss to be incurred.

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

Income Taxes. Income tax expense was $10.2 million for the fiscal year ended September 30, 2009 compared to $9.9 million for fiscal 2008, representing effective tax rates of 28.2% and 29.4%, respectively. The lower tax rate in 2009 was primarily due to the continued shift to tax-exempt securities, and the non-taxable BOLI payout partially offset by the maturity of the first-step ESOP loan which was primarily non-deductible expense.

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

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2010 and 2009, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property.  At September 30, 2010, commercial and retail loan commitments totaled $114.8 million. Approved closed undrawn lines of credit totaled $119.7 million, $147.3 million and $15.4 million for commercial, retail accounts, and overdraft protection lines, respectively.  Letters of credit totaled $23.1 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit.  These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity, of a customer to a third party, and represent an independent undertaking by the Company to the third party.

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

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)

FHLB and other borrowings	$44,873	$101,704	$45,125	$223,545	$415,247
Time deposits	316,096	38,117	23,360	-	377,573
Letters of credits	7,586	4,443	1,734	9,341	23,104
Undrawn lines of credit	282,428	-	-	-	282,428
Operating leases	2,537	4,815	4,101	16,729	28,182
Total	$653,520	$149,079	$74,320	$249,615	$1,126,534
Commitments to extend credit	$80,935	30,640	490	2,757	$114,822

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Provident New York Bancorp have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2010, 2009 and 2008, our loan originations totaled $472.1 million, $450.6 million and $596.6 million, respectively. Purchases of securities available for sale totaled $830.6 million, $708.7 million and $263.9 million for the years ended September 30, 2010, 2009 and 2008, respectively. Purchases of securities held to maturity totaled $23.0 million, $25.1 million and $19.2 million for the years ended September 30, 2010, 2009 and 2008, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $114.8 million at September 30, 2010, and consisted of $100.7 million at adjustable or variable rates and $14.1 million at fixed rates. Unused lines of credit granted to customers were $282.4 million at September 30, 2010. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $50.9 million and $49.6 million at September 30, 2010 and September 30, 2009, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase/ (decrease) in total deposits was $60.4 million, $93.1 million and $275.5 million for the years ended September 30, 2010, 2009 and 2008, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2010 totaled $316.1 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets improved during fiscal 2010 from the extreme conditions that existed for fiscal 2009.  Credit spreads narrowed steadily during the past year and many are very near historical levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $415.2 million was outstanding at September 30, 2010. At September 30, 2010, we had the ability to borrow an additional $188.9 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $178.3 million by pledging securities not required to be pledged for other purposes as of September 30, 2010.   Further, at September 30, 2010 we had only $18.6 million in Brokered Certificates of Deposit (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $7.9 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds.   Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

Cash and short-term borrowing capacity at September 30, 2010 is summarized below:

Cash and Due from Banks	$90,872
Unpledged investment Securities	188,904
Unpledged mortgage collateral	178,311
Total immediate funding	$458,087

The Company’s tangible capital to tangible asset ratio is a strong 9.33%.  Further, the Company has an active common stock repurchase program with 1.2 million shares remaining under its current board authorization.  The Bank’s regulatory capital ratio were as follows:

Tier I leverage	8.40%
Tier I risk based capital	12.1%
Total risk based capital	13.3%

The levels are well above current regulatory capital requirements to be considered well capitalized.  Management is currently studying the impact on capital resulting from the Basel III accords.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting Provident New York Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would” and “could.”  These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•
Legislative and regulatory changes such as the Dodd-Frank Act and its pending and future implementing regulations that adversely affect our business including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

•	A deterioration in general economic conditions, either nationally or in our market areas, including extended declines in the real estate market and constrained financial markets;

•
Our ability to make accurate assumptions and judgments about an appropriate level of allowance for loan losses and the collectability of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves;

•	Our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	Changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•
Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs; and

•
Our business and operating results can be affected by widespread national disasters, terrorist activities or international hostilities, either as a result of the impact on the economy, and financial and capital markets generally, or on us, our customers, suppliers or counterparties.

Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Estimated Changes in NPV and NII.  The table below sets forth, as of September 30, 2010, the estimated changes in our NPV and our NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated NII	Increase (Decrease) in Estimated NII
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$273,012	$(5,318)	-1.9%	$92,916	$10,972	13.4%
+200	289,886	11,556	4.2%	90,966	9,022	11.0%
+100	298,894	20,564	7.4%	87,666	5,722	7.0%
0	278,330	0	0.0%	81,944	0	0.0%

The table set forth above indicates that at September 30, 2010, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 4.2% increase in NPV and a 11.0% increase in NII.  Due to the current level of interest rates management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the NPV and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

During the past fiscal year, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities decreased by 53 basis points from 0.95% to 0.42% during fiscal year 2010 while the yield on U.S. Treasury 10 year notes decreased 78 basis points from 3.31% to 2.53% over the same time period.  The disproportional greater rate of decrease on longer term maturities has resulted in the 2-10 year treasury yield curve being flatter at the end of the past fiscal year than it was when the year began.  The overall lower yield curve caused a significant reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets.  To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.  We hold $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives, the fair value of this derivative would decline and eventually mature.  The value at risk is $262,000.

ITEM 8.  Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)	Report of Independent Registered Public Accounting Firm on Financial Statements
(D)	Consolidated Statements of Financial Condition as of September 30, 2010 and 2009
(E)	Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008
(F)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2010, 2009 and 2008
(G)	Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008
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

Management assessed the Company’s internal control over financial reporting as of September 30, 2010. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued an audit report on the effective operation of the Company's internal control over financial reporting as of September 30, 2010. This report appears on the following page.

By:	/s/ George Strayton
George Strayton
President and Chief Executive Officer
(Principal Executive Officer
December 13, 2010

By:	/s/ Paul Maisch
Paul Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December 13, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Provident New York Bancorp

We have audited Provident New York Bancorp’s (“the Company”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Provident New York Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Provident New York Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years ended September 30, 2010 and our report dated December13, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/Crowe Horwath LLP

Livingston, New Jersey
December 13, 2010

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Provident New York Bancorp

We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries (“the Company”) as of September 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp and subsidiaries as of September 30, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2010 expressed an unqualified opinion thereon.

/s/Crowe Horwath LLP

Livingston, New Jersey
December 13, 2010

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

	September 30,
ASSETS	2010	2009
Cash and due from banks	$90,872	$160,408
Securities (including $719,172 and $521,228 pledged as collateral for borrowings and deposits in 2010 and 2009, respectively):
Available for sale, at fair value (note3)	901,012	832,583
Held to maturity, at amortized cost (fair value of $35,062 and $45,739 in 2010 and 2009, respectively) (note 4)	33,848	44,614
Total securities	934,860	877,197
Loans held for sale	5,890	1,213
Loans (note 5):
One to four family residential mortgage loans	411,239	460,728
Commercial real estate, commercial business and construction loans	1,052,078	991,007
Consumer loans	238,224	251,522
Gross loans	1,701,541	1,703,257
Allowance for loan losses	(30,843)	(30,050)
Total loans, net	1,670,698	1,673,207
Federal Home Loan Bank ("FHLB") stock, at cost	19,572	23,177
Accrued interest receivable (note 6)	11,069	10,472
Premises and equipment, net (note 7)	43,598	40,692
Goodwill (note 2)	160,861	160,861
Core deposit and other intangible assets (note 2)	3,640	5,489
Bank owned life insurance	50,938	49,611
Other assets (notes 5, 11 and 12)	29,027	19,566
Total assets	$3,021,025	$3,021,893
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 8)	$2,142,702	$2,082,282
FHLB and other borrowings (including repurchase agreements of $222,500 and $230,000 in 2010 and 2009, respectively) (note 9)	363,751	430,628
Borrowing senior unsecured note (FDIC insured) (note 9)	51,496	51,494
Mortgage escrow funds (note 5)	8,198	8,405
Other (note 11)	23,923	21,628
Total liabilities	2,590,070	2,594,437

Commitments and Contingent liabilities (note 17)	-	-

STOCKHOLDERS' EQUITY (note 15):
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,262,288 and 39,547,207 shares outstanding in 2010 and 2009 respectively)	459	459
Additional paid-in capital	356,912	355,753
Unallocated common stock held by employee stock ownership plan ("ESOP") (note 12)	(6,637)	(7,136)
Treasury stock, at cost (7,667,264 shares in 2010 and 6,382,345 shares in 2009)	(87,336)	(77,290)
Retained earnings	162,433	153,193
Accumulated other comprehensive income, net of taxes of $3,577 in 2010 and $1,694 in 2009 (note 11 and 13)	5,124	2,477
Total stockholders' equity	430,955	427,456
Total liabilities and stockholders' equity	$3,021,025	$3,021,893

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended September 30,
(Dollars in thousands, except per share data)

	2010	2009	2008
Interest and dividend income:
Loans, including fees	$92,542	$97,149	$107,633
Taxable securities	18,208	25,552	31,947
Non-taxable securities	7,774	7,520	6,832
Other earning assets	1,250	1,369	2,570
Total interest and dividend income	119,774	131,590	148,982
Interest expense:
Deposits	8,517	18,375	28,344
Borrowings	17,923	19,345	25,298
Total interest expense	26,440	37,720	53,642
Net interest income	93,334	93,870	95,340
Provision for loan losses	10,000	17,600	7,200
Net interest income after provision for loan losses	83,334	76,270	88,140
Non-interest income:
Deposit fees and service charges	11,228	12,393	12,429
Net gain on sale of securities	8,157	18,076	983
Title insurance fees	1,157	1,005	919
Bank owned life insurance	2,044	2,755	1,832
Gain (loss) on sale of premises and equipment	(54)	517	-
Net gain on sales of loans	867	961	-
Investment management fees	3,070	2,576	3,012
Fair value loss on interest rate caps	(1,106)	-	-
Other	1,838	1,670	1,867
Total non-interest income	27,201	39,953	21,042
Non-interest expense:
Compensation and employee benefits	43,589	39,520	37,045
Stock-based compensation plans	1,543	2,942	3,809
Occupancy and office operations	13,434	12,802	12,434
Advertising and promotion	3,252	3,093	3,338
Professional fees	4,019	3,090	3,339
Data and check processing	2,285	2,284	2,551
Amortization of intangible assets	1,849	2,185	2,599
ATM/debit card expense	1,601	2,115	1,936
FDIC insurance and regulatory assessments	3,675	4,257	875
Other	7,923	7,899	7,574
Total non-interest expense	83,170	80,187	75,500
Income before income tax expense	27,365	36,036	33,682
Income tax expense	6,873	10,175	9,904
Net income	$20,492	$25,861	$23,778
Weighted average common shares:
Basic	38,161,180	38,537,881	38,907,372
Diluted	38,185,122	38,705,837	39,226,641
Earnings per common share (note 14)
Basic	$0.54	$0.67	$0.61
Diluted	$0.54	$0.67	$0.61

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at October 1, 2007	41,230,618	$459	$348,734	$(8,221)	$(57,422)	$125,743	$(4,204)	$405,089
Net income						23,778		23,778
Other comprehensive loss (note 13)							(5,377)	(5,377)
Total comprehensive income								18,401
Deferred compensation transactions	—	—	40	—	—	—	—	40
Stock option transactions, net	183,494	—	1,582	—	1,899	(1,291)	—	2,190
ESOP shares allocated or committed to be released for allocation (187,827 shares)	—	—	492	586	—	—	—	1,078
RRP awards	6,000	—	(81)	—	66	15	—	—
Vesting of RRP shares	—	—	1,811	—	—	—	—	1,811
Other RRP transactions	(34,142)	—	—	—	(451)	—	—	(451)
Purchase of treasury stock	(1,570,757)	—	—	—	(19,779)	—	—	(19,779)
Cash dividends paid ($0.20 per common share)	—	—	—	—	—	(9,525)	—	(9,525)
Other	—	—	304	—	—	—	—	304

Balance at September 30, 2008	39,815,213	459	352,882	(7,635)	(75,687)	138,720	(9,581)	399,158
Net income						25,861		25,861
Other comprehensive income (note 13)							12,058	12,058
Total comprehensive income								37,919
Deferred compensation transactions	—	—	128	—	—	—	—	128
Stock option transactions, net	181,969	—	1,066	—	2,182	(2,009)	—	1,239
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(11)	499	—	—	—	488
Vesting of RRP shares	—	—	1,688	—	—	—	—	1,688
Other RRP transactions	(34,164)	—	—	—	(326)	—	—	(326)
Purchase of treasury stock	(415,811)	—	—	—	(3,459)	—	—	(3,459)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,379)	—	(9,379)

Balance at September 30, 2009	39,547,207	459	355,753	(7,136)	(77,290)	153,193	2,477	427,456
Net income						20,492		20,492
Other comprehensive income (note 13)							2,647	2,647
Total comprehensive income								23,139
Deferred compensation transactions	—	—	87	—	—	—	—	87
Stock option transactions, net	249,953	—	247	—	3,016	(2,036)	—	1,227
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(58)	499	—	—	—	441
Vesting of RRP shares	—	—	883	—	—	—	883
Other RRP transactions	(18,949)	—	—	—	(177)	—	—	(177)
Purchase of treasury stock	(1,515,923)	—	—	—	(12,885)	—	—	(12,885)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,216)	—	(9,216)

Balance at September 30, 2010	38,262,288	$459	$356,912	$(6,637)	$(87,336)	$162,433	$5,124	$430,955

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$20,492	$25,861	$23,778
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan losses	10,000	17,600	7,200
(Gain) loss on other real estate owned	(18)	186	-
Depreciation of premises and equipment	5,144	4,675	4,616
Amortization of intangibles	1,849	2,185	2,599
Net gain on sale of securities	(8,157)	(18,076)	(983)
Fair value loss on interest rate cap	1,106	-	-
Gains on loans held for sale	(867)	(961)	-
(Gain) loss on sale of premises and equipment	54	(517)	-
Net amortization (accretion) of premium and discounts on securities	3,209	1,715	(47)
Accretion of premiums on borrowings (includes calls on borrowings)	(223)	(440)	(739)
ESOP and RRP expense	1,325	2,178	2,889
ESOP forfeitures	(29)	(4)	(293)
Stock option compensation expense	247	768	1,196
Originations of loans held for sale	(52,839)	(50,677)	(189)
Proceeds from sales of loans held for sale	49,029	49,653	-
Increase in cash surrender value of bank owned life insurance	(1,327)	(1,961)	(1,832)
Deferred income tax (benefit) expense	26	(1,640)	(2,528)
Net changes in accrued interest receivable and payable	(1,536)	(585)	134
Other adjustments (principally net changes in other assets and other liabilities)	(5,624)	(9,273)	4,504
Net cash provided by operating activities	21,861	20,687	40,305
Cash flows from investing activities:
Purchases of securities:
Available for sale	(830,613)	(708,727)	(263,857)
Held to maturity	(23,023)	(25,095)	(19,248)
Proceeds from maturities, calls and other principal payments on securities
Available for sale	328,993	153,585	223,492
Held to maturity	33,780	22,548	13,623
Proceeds from sales of securities available for sale	443,389	556,796	40,438
Proceeds from sales of securities held to maturity	-	625	-
Loan originations	(472,066)	(450,551)	(596,593)
Loan principal payments	461,632	469,157	498,610
Purchase of Interest rate cap derivatives	(1,368)	-	-
Proceeds from sale of FHLB stock, net	3,605	5,498	4,126
Purchases of premises and equipment	(8,152)	(8,852)	(11,253)
Proceeds from the sale of fixed assets	48	718	-
Purchases of BOLI	-	-	(5,000)
Net cash (used in) provided by investing activities	(63,775)	15,702	(115,662)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows Continued
Years Ended September 30, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities
Net increase in transaction, savings and money market deposits	177,808	124,037	312,793
Net decrease in time deposits	(117,388)	(30,952)	(37,267)
Net decrease in short-term borrowings	(62,500)	(153,791)	(230,400)
Gross repayments of long-term borrowings	(4,152)	(3,995)	(14,161)
Gross proceeds from long-term borrowings	-	22,840	150,066
Net increase in borrowings senior unsecured note	-	51,500	-
Net (decrease) increase in mortgage escrow funds	(207)	1,133	1,290
Treasury shares purchased	(13,062)	(3,785)	(20,230)
Stock option transactions	1,008	473	1,270
Other stock-based compensation transactions	87	128	40
Cash dividends paid	(9,216)	(9,379)	(9,525)
Net cash provided by (used in) financing activities	(27,622)	(1,791)	153,876
Net increase (decrease) in cash and cash equivalents	(69,536)	34,598	78,519
Cash and cash equivalents at beginning of year	160,408	125,810	47,291
Cash and cash equivalents at end of year	$90,872	$160,408	$125,810
Supplemental cash flow information:
Interest payments	$27,379	$38,714	$55,268
Income tax payments	7,993	11,739	13,227
Loans transferred to real estate owned	2,943	1,815	-
Net change in unrealized gains (losses) recorded on securities available for sale	5,241	25,900	(3,341)
Change in deferred taxes on unrealized (gains) losses on securities available for sale	(2,122)	(10,506)	1,370
Issuance of RRP shares	-	-	81

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, which provides title searches and insurance for residential and commercial real estate,  Hudson Valley Investment Advisors, LLC, (“HVIA”) a registered investment advisor, Provident Risk Management (a captive insurance company), Provident Bank (“the Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (v) Limited Liability Companies, which hold foreclosed properties acquired by the bank. Intercompany transactions and balances are eliminated in consolidation.

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

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster, Westchester and Putnam Counties, New York and Bergen County, New Jersey. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of Thrift Supervision (OTS) is the primary regulator for the Bank and for Provident New York Bancorp. Of the Bank’s loans 86% are collateralized or dependent on real estate.

(b) Use of estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below. Also subject to change are estimates involving goodwill impairment evaluations, mortgage servicing rights, benefit plans, deferred income taxes and fair values of financial instruments.

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

(f) Adoption of New Accounting Standards

ASC Topic 715-20-65-2 Employers’ Disclosures about Postretirement Benefit Plan Assets requires the expansion of disclosure by requiring the following: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk.  Additionally, ASC 715-20-65-2 requires employers to disclose information about the valuation of plan assets similar to that required in ASC topic 820 Fair Value Measurements and Disclosures.  The effect of adopting this new guidance was immaterial.

ASC Topic 815-10-65-3 Derivatives and hedging expands the disclosure requirements for derivative instruments and hedging activities.  ASC 815-10-65-3 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The effect of adopting this new guidance was immaterial.

ASC Topic 260-10-45-65-2 Earnings Per share addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (‘EPS”) under the two-class method.    ASC 260-10-45-65-2 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The effect of adopting this new guidance was immaterial.

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

Trading securities are debt and equity securities held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in securities trading activities.

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

Securities are evaluated at least quarterly, and more frequently when economic and market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition of the issuer. Management also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary impairment is separated into a) the amount representing the credit loss and b) the amount related to all other factors.  The amount of other than temporary impairment related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes.  The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at September 30, 2010, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of September 30, 2010 the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

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

The allowance for loan losses is an amount that management believes is necessary to absorb probable incurred losses on existing loans that may become uncollectible. Management’s evaluations, which are subject to periodic review by the OTS, take into consideration factors such as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Future adjustments to the allowance for loan losses may be necessary, based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.  The process of assessing the adequacy of the allowance for loan loss is subjective, particularly in times of economic downturns.  It is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates.  As such there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

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

(j) Troubled Debt Restructuring

Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty.  Restructured loans are recorded in accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.. The Company has troubled debt restructurings of $21,504, $674, and $0 as of September 30, 2010, 2009 and 2008, respectively. As of September 30,2010, $5,457 of restructured loans were in nonaccrual and $16,047 were making payments in accordance with current terms.

(k) Mortgage Servicing Assets

Servicing assets represent the fair value of retained servicing rights on loans sold (as well as the cost of purchased rights).  Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. Upon adoption of FASB ASC Topic # 860- Transfers and Servicing, the Company elected to continue to use the amortization method.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(l) Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

(m) Premises and Equipment

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

(n) Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of business acquired.  Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized.   Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

We asses the carrying value of our goodwill at least annually in order to determine if this intangible asset is impaired.  In reviewing the carrying value of our goodwill we asses the recoverability of such assets by evaluating the fair value of the related business unit.  If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized for the amount of the excess and the carrying value of goodwill is reduced accordingly.  An impairment would be required to be recorded during the period identified.

Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  Using a discount rate of 12% and a terminal multiple of 14 times expected earnings, the net present value of Provident New York Bancorp shares exceed recorded book value by 17% as of September 30, 2010.

The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years. Intangibles related to HVIA are amortized over 10 years on a straight-line basis.  Impairment losses on intangible assets are charged to expense, if and when they occur.

(n) Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition. Total foreclosed properties included in other assets are $3.9 million and $1.7 million at September 30, 20010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(o) Securities Repurchase Agreements

In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s securities portfolio. Disclosure of the pledged securities is made in the consolidated statements of financial condition if the counterparty has the right by contract to sell or re-pledge such collateral.

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

The Company evaluates uncertain tax positions in a two step process.  The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination.  The second step is measurement.  Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax position that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company did not have any such position as of September 30, 2010.  See note 10 of the “Notes to Consolidated Financial Statements”.

(q) Bank Owned Life Insurance (BOLI)

The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(r) Stock-Based Compensation Plans

Compensation expense is recognized for the Employee stock ownership plan (“ESOP”) equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value at that time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released for allocation is deducted from stockholders’ equity.

The Company applies FASB ASC Topic 718 “Compensation- Stock Based” in accounting for its stock option plan. During 2010, 2009 and 2008 the Company issued 321,976, 88,861 and 275,134 new stock-based option awards and recognized total non-cash stock-based compensation cost of $247, $768 and $1,196. As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options was $998.   Options granted in 2010 have a two year vesting period.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstances in accordance with the terms of the plans. Grants issued subsequent to adoption of FASB ASC Topic 718 (October 1, 2005), which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the vesting period expressed in the option agreement, depending upon the age of the grantee. As of September 30, 2010, 600 restricted shares and 36,000 stock options were potentially subject to accelerated vesting, and have been expensed. The Company recognized expense associated with the acceleration of 0 ,0, and 10,000 restricted shares in 2010, 2009 and 2008, respectively. The Company recognized expense associated with the acceleration of 27,000, 0, and 3,100 stock option shares in 2010, 2009 and 2008, respectively.

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

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	-	6,257,896	3,969,676	-	10,435,903
Loans acquired	$-	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	-	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	-	91,576	51,794	13,063	158,964
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	23,326
At September 30, 2010
Goodwill	$3,279	$-	$92,145	$52,101	$13,336	$160,861
Accumulated core deposit/other amortization	1,227	1,511	8,697	6,498	1,753	19,686
Net core deposit/other intangible	1,603	179	1,698	126	34	3,640
_______________________________________
* In addition to the above, the Company also carries $1,172 in mortgage servicing rights included in other assets at September 30, 2010

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions and the $750 settlement of the earn out provision for HVIA in 2007.

Future Amortization of Core Deposit and Other Intangible Assets.  The following table sets forth the future amortization of core deposit and other intangible assets:

	September 30,	September 30,
Amoritization Schedule	2010	2009
Less than one year	$1,364	$1,853
One to two years	941	1,360
Two to three years	580	941
Three to four years	283	580
Four to five years	283	283
Beyond five years	189	472
Total	$3,640	$5,489

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(3) Securities Available for Sale

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$149,084	$4,105	$(1)	$153,188
Freddie Mac	56,632	1,820	-	58,452
Ginnie Mae	9,047	268	-	9,315
CMO/Other MBS	38,338	680	(359)	38,659
	253,101	6,873	(360)	259,614
Investment securities
U.S. Government securities	71,071	1,222	-	72,293
Federal agencies	344,154	1,919	(54)	346,019
Corporate bonds	29,406	1,134	-	30,540
State and municipal securities	180,879	10,798	(20)	191,657
Equities	1,146	-	(257)	889
	626,656	15,073	(331)	641,398

Total available for sale	$879,757	$21,946	$(691)	$901,012

September 30, 2009
Mortgage-backed securities-residential
Fannie Mae	$238,723	$4,606	$(266)	$243,063
Freddie Mac	92,885	1,621	-	94,506
Ginnie Mae	26,586	358	(15)	26,929
CMO/Other MBS	66,784	174	(941)	66,017
	424,978	6,759	(1,222)	430,515
Investment securities
U.S. Government securities	20,893	183	-	21,076
Federal agencies	186,301	678	(279)	186,700
Corporate bonds	25,245	579	(1)	25,823
State and municipal securities	158,007	9,591	(14)	167,584
Equities	1,145	-	(260)	885
	391,591	11,031	(554)	402,068

Total available for sale	$816,569	$17,790	$(1,776)	$832,583

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

	September 30, 2010
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$5,353	$5,424
One to five years	408,318	412,796
Five to ten years	149,075	156,636
Greater than ten years	62,764	65,653
Total	$625,510	$640,509

Proceeds from sales of securities available for sale during the years ended September 30, 2010, 2009 and 2008 totaled $443,389, $556,796 and $40,438, respectively. These sales resulted in gross realized gains of $8,518, $18,043 and $983 for the years ended September 30, 2010, 2009, and 2008 respectively, and gross realized losses of $361, $0, $0, in fiscal year 2010, 2009, and 2008 respectively.

Securities, including held to maturity securities, with carrying amounts of $228,442 and $231,190 were pledged as collateral for borrowings at September 30, 2010 and September 30, 2009, respectively. Securities with carrying amounts of $490,730 and $290,038 were pledged as collateral for municipal deposits and other purposes at September 30, 2010 and September 30, 2009, respectively.

Securities Available for Sale with Unrealized Losses.  The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities-residential	$610	$(8)	$5,511	$(352)	$6,121	$(360)
U.S. Government and agency securities	40,638	(54)	-	-	40,638	(54)
State and municipal securities	1,541	(20)	-	-	1,541	(20)
Equity securities	99	(6)	790	(251)	889	(257)
Total	$42,888	$(88)	$6,301	$(603)	$49,189	$(691)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities-residential	$63,965	$(494)	$9,651	$(728)	$73,616	$(1,222)
U.S. Government and agency securities	64,689	(278)	42	(1)	64,731	(279)
Corporate bonds	2,185	(1)	-	-	2,185	(1)
State and municipal securities	1,710	(14)	-	-	1,710	(14)
Equity securities	-	-	885	(260)	885	(260)
Total	$132,549	$(787)	$10,578	$(989)	$143,127	$(1,776)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis).  Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at September 30, 2010, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of September 30, 2010 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at September 30, 2010 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2010. A total of 16 available for sale securities were in a continuous unrealized loss position for less than 12 months and 11 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $6,355 and a fair value (carrying value) of $5,996  as of September 30, 2010.  One of the four securities is below investment grade and has an amortized cost of $2,308 and a fair value of $2,044 at September 30, 2010.  The remaining three securities are rated at or above Aa3.

These securities were all performing as of September 30, 2010 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(4) Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,835	$96	$-	$1,931
Freddie Mac	2,389	124	-	2,513
Ginnie Mae	16	1	-	17
CMO/Other MBS	729	19	-	748
	4,969	240	-	5,209
Investment securities
State and municipal securities	27,879	980	(44)	28,815
Other	1,000	38	-	1,038
	28,879	1,018	(44)	29,853

Total held to maturity	$33,848	$1,258	$(44)	$35,062

September 30, 2009
Mortgage-backed securities-residential
Fannie Mae	$2,713	$110	$-	$2,823
Freddie Mac	2,834	82	-	2,916
Ginnie Mae	45	-	-	45
CMO/Other MBS	860	6	-	866
	6,452	198	-	6,650
Investment securities
State and municipal securities	37,162	940	(47)	38,055
Equities	1,000	34	-	1,034
	38,162	974	(47)	39,089

Total held to maturity	$44,614	$1,172	$(47)	$45,739
The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2010
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$12,592	$12,665
One to five years	8,927	9,324
Five to ten years	2,086	2,304
Greater than ten years	5,274	5,560
Total	$28,879	$29,853

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Proceeds from sales of securities held to maturity during the years ended September 30, 2010, 2009 and 2008 totaled $0 , $625, and $0  respectively. These sales resulted in gross realized gains of $0, $33, and $0 for the years ended September 30, 2010, 2009, and 2008 respectively, and gross realized losses of $0 in fiscal year 2010, 2009, and 2008 respectively.   These securities can be considered maturities per FASB ASC Topic #320, Investments – Debt & Equity securities, as the sale of the securities occurred after at least 85 percent of the principal outstanding had been collected since acquisition.

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	$-	$-	$676	$(44)	$676	$(44)
Total	$-	$-	$676	$(44)	$676	$(44)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	1,019	(47)	-	-	1,019	(47)
Total	$1,019	$(47)	$-	$-	$1,019	$(47)

All of the unrealized losses on held to maturity securities at September 30, 2010 relate to local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2010. There were no held-to-maturity securities in a continuous unrealized loss position for less than 12 months, and one security for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(5) Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2010	2009

One- to four-family residential mortgage loans:
Fixed rate	$369,417	$419,863
Adjustable rate	41,822	40,865
	411,239	460,728
Commercial real estate loans	581,965	546,767
Commercial business loans	240,650	242,629
Acquisition, development & construction loans	229,463	201,611
	1,052,078	991,007
Consumer loans:
Home equity lines of credit	176,134	180,205
Homeowner loans	48,941	54,941
Other consumer loans, including overdrafts	13,149	16,376
	238,224	251,522
Total loans	1,701,541	1,703,257
Allowance for loan losses	(30,843)	(30,050)
Total loans, net	$1,670,698	$1,673,207

Total loans include net deferred loan origination costs of $720 and $1,651 at September 30, 2010 and September 30, 2009, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The principal balances of non-performing loans were as follows:

	2010		2009
	90 days past due and still accruing	Non-Accrual	90 days past due and still accruing	Non-Accrual

One- to four-family residential mortgage loans	$1,953	$6,080	$2,932	$4,425
Commercial real estate loans	2,971	6,886	977	5,826
Commercial business loans	-	1,376	-	457
Acquisition, development & construction loans	-	5,730	440	10,830
Consumer loans	503	1,341	211	371
Total non-performing loans	$5,427	$21,413	$4,560	$21,909

Troubled debt restructured still accruing	$16,047		$674

Gross interest income that would have been recorded if the foregoing non-accrual loans had remained current in accordance with their contractual terms totaled $1,201, $1,429 and $1,129  for the years ended September 30, 2010, 2009 and 2008, respectively, compared to interest income actually recognized (including income recognized on a cash basis) of  $383,  $724 and $724, respectively.

Substantially all impaired loans are collateral-dependent loans measured based on the fair value of the collateral. The Company determines the need for a specific allocation of the allowance for loan losses on a loan-by-loan basis for impaired loans.  Impaired loans were as follows:

	2010	2009

Year end loans with no allocated allowance for loan losses	$10,319	$7,895
Year end loans with allocated allowance for loan loses	31,763	14,206
Total impaired loans	$42,082	$22,101

Amount of the allowance for loan losses allocated	$3,046	2,349
Average of individually impaired loans during year	27,032	19,310
Interest income recognized during impairment	1,975	1,429
Cash-basis interest income recognized	1,157	723

Activity in the allowance for loan losses is summarized as follows:

	Year ended September 30,
	2010	2009	2008
Balance at beginning of year	$30,050	$23,101	$20,389
Provision for loan losses	10,000	17,600	7,200

Charge-offs	(10,330)	(11,289)	(4,929)
Recoveries	1,123	638	441
Net Charge offs	(9,207)	(10,651)	(4,488)
Balance at end of year	$30,843	$30,050	$23,101

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Certain residential mortgages originated by the Company are sold in the secondary market. Non-interest income includes net gains on such sales of $867 in fiscal 2010, $961 in fiscal 2009, and $0 in fiscal 2008. At September 30, 2010 and 2009 there were $5,890 and $1,213 residential mortgage loans held for sale, respectively.

Other assets at September 30, 2010 and 2009 include capitalized mortgage servicing rights with a carrying amount of $1,172 and $840, respectively, which are recorded at the lower of amortized cost or fair market value, net of a valuation allowance of $54 at September 30, 2010 and $115 at September 30, 2009. No valuation allowance was required at September 30, 2008.  The Company generally retains the servicing rights on mortgage loans sold. Servicing loans for others involves collecting payments, maintaining escrow accounts, making remittances to investors and, if necessary, processing foreclosures. Mortgage loans serviced for others, including loan participations, totaled approximately $186,562, $163,621 and $129,331 at September 30, 2010, 2009 and 2008, respectively. Mortgage escrow funds include balances of $1,390 and $1,018 at September 30, 2010 and 2009, respectively, related to loans serviced for others. Mortgage servicing income recorded in other income was $630, $141, and $240 in 2010, 2009 and 2008 respectively.

(6) Accrued Interest Receivable

The components of accrued interest receivable were as follows:

	September 30,
	2010	2009
Loans	$5,728	$5,417
Securities	5,341	5,055
Total accrued interest receivable	$11,069	$10,472

(7) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2010	2009
Land and land improvements	$7,505	$4,320
Buildings	31,480	31,332
Leasehold improvements	8,965	8,553
Furniture, fixtures and equipment	34,857	30,963
	82,807	75,168
Accumulated depreciation and amortization	(39,209)	(34,476)
Total premises and equipment, net	$43,598	$40,692

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(8) Deposits

Deposit balances and weighted average interest rates at September 30, 2010 and 2009 are summarized as follows:

	September 30,
	2010		2009
	Amount	Rate	Amount	Rate
Demand Deposits
Retail	$174,731	—%	$169,122	—%
Commercial	277,217	—	236,516	—
Municipal	77,909	—	86,596	—
Total Non-interest bearing deposits	529,857	492,234
NOW Deposits
Retail	139,517	0.05	127,595	0.11
Commercial	34,105	0.31	36,972	0.22
Municipal	241,995	0.23	188,074	0.28
Total Transaction deposits	945,474	844,875
Savings deposits	392,321	0.11	357,814	0.11
Money market deposits	427,334	0.29	384,632	0.43
Certificates of deposit	377,573	1.12	494,961	1.83
Total deposits	$2,142,702	0.31%	$2,082,282	0.57%

Municipal deposits held by PMB totaled $513,760 and $470,170 at September 30, 2010 and September 30, 2009, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes. Deposits received for tax receipts were $219,000 and $201,000 at September 30, 2010 and September 30, 2009, respectively.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2010	2009
Remaining period to contractual maturity:
Less than one year	$316,096	$439,642
One to two years	24,844	19,081
Two to three years	13,273	10,952
Three to four years	16,623	8,741
Four to five years	6,737	16,545
Total certificates of deposit	$377,573	$494,961

Certificate of deposit accounts with a denomination of $100 or more totaled $105,717 and $160,660 at September 30, 2010 and 2009, respectively. The Company had $18,554 (including certificates of deposit account registry service (CDAR’s) reciprocal CDs of $7,889) and $20,578 ($10,558 of which were reciprocal CDAR’s) of brokered deposits as of September 30, 2010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Interest expense on deposits is summarized as follows:

	Years ended September 30,
	2010	2009	2008
Savings deposits	$403	$758	$1,244
Money market and NOW deposits	2,035	3,377	6,313
Certificates of deposit	6,079	14,240	20,787
Total interest expense	$8,517	$18,375	$28,344

(9) FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2010		2009
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$141,251	4.16%	$200,628	4.16%
Repurchase agreements	222,500	3.98%	230,000	3.95%
Senior unsecured debt (FDIC insured)	51,496	2.75%	51,494	2.74%
Total borrowings	$415,247	3.88%	$482,122	3.91%
By remaining period to maturity:
Less than one year	$44,873	3.82%	$62,677	4.09%
One to two years	73,996	3.14%	44,921	3.79%
Two to three years	27,708	4.00%	73,994	3.14%
Three to four years	25,125	4.14%	31,639	3.98%
Four to five years	20,000	2.96%	25,159	4.14%
Greater than five years	223,545	4.19%	243,732	4.09%
Total borrowings	$415,247	3.88%	$482,122	3.91%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible residential mortgage loans and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2010 and 2009, the Bank had pledged residential mortgage loans totaling $313,587 and $350,538, respectively. The Bank had also pledged securities with carrying amounts of $228,442 and $231,190 as of September 30, 2010 and September 30, 2009, respectively, to secure repurchase agreements.  As of September 30, 2010, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $367,215. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 5.38 years and 6.2 years at September 30, 2010 and 2009, respectively. Average borrowings under securities repurchase agreements were $224,375 and $238,750 during the years ended September 30, 2010 and 2009, respectively, and the maximum outstanding month-end balance was $230,000 and $250,000, respectively.

FHLB borrowings (includes advance and repurchase agreements) of $227,500 and $227,500 at September 30, 2010 and 2009 respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 6.16 year and 6.75 years and weighted average interest rates of 4.24% and 4.63% at September 30, 2010 and 2009, respectively.  An additional $40 million are putable on a one time basis after initial lockout periods beginning in February 2011 with an weighted average interest rate of 3.27%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(10) Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits.   These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for fiscal year 2010 was a loss of $1.1 million.  The fair value of the interest rate caps at September 30, 2010, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manage this risk by entering into corresponding and offsetting interest rate risk agreements with third parties.   The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument.  There was no net gain or loss recorded in earnings during fiscal year 2010.  Interest rate swaps are recorded on our consolidated statements of financial condition as a other asset or other liability at estimated fair value.

At September 30, 2010, summary information regarding these derivatives is presented below:

	September 30, 2010
	Notional Amount	Average Maturity	Weighted Average Rate	Weighted Average Variable Rate	Fair Value

Interest Rate Caps	$50,000	4.18	3.75	NA %	$262
3rd party interest rate swap	1,182	9.37	6.25	1 m Libor + 2.5%	173
Customer interest rate swap	(1,182)	9.37	6.25	1 m Libor + 2.5%	(173)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments and, therefore are carried at estimated fair value on the consolidated balance sheets.  The fair values of these commitments are not considered material.

(11) Income Taxes

Income tax expense consists of the following:

	Years ended September 30,
	2010	2009	2008
Current tax expense:
Federal	$5,410	$10,369	$10,774
State	1,437	1,446	1,658
	6,847	11,815	12,432
Deferred tax expense (benefit):
Federal	375	(1,567)	(2,056)
State	(349)	(73)	(472)
	26	(1,640)	(2,528)
Total income tax expense	$6,873	$10,175	$9,904

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2010	2009	2008
Tax at Federal statutory rate of 35%	$9,578	$12,612	$11,789

State income taxes, net of Federal tax benefit	652	892	771
Tax-exempt interest	(2,645)	(2,536)	(2,241)
BOLI income	(715)	(964)	(641)
Other, net	3	171	226
Actual income tax expense	$6,873	$10,175	$9,904
Effective income tax rate	25.1%	28.2%	29.4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

	September 30,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$12,525	$12,203
Deferred compensation	3,370	3,715
Purchase accounting adjustments	13	105
Accrued post retirement expense	1,121	1,111
Other	190	1,014
Total deferred tax assets	17,219	18,148
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (REIT Income)	6,138	6,518
Prepaid pension costs	3,592	3,866
Core deposit intangibles	32	367
Purchase accounting fair value adjustments	165	249
Depreciation of premises and equipment	743	705
Other comprehensive income	3,577	1,694
Goodwill	53	(184)
Other	876	980
Total deferred tax liabilities	15,176	14,195
Net deferred tax asset	$2,043	$3,953

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2010 and 2009.

The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined “base-year” amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank’s base-year tax bad debt reserves for Federal tax purposes were $9,313 at both September 30, 2010 and 2009. The Bank’s tax bad debt reserves for NY State purposes were $44,340 and $46,555 at September 30, 2010 and 2009, respectively. Associated deferred tax liabilities of $5,755 and $5,872 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves ($3,260) and New York State bad debt reserves $(3,839) and ($2,612) net of federal benefit  at September 30, 2010 and 2009, respectively will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include redemptions of the Bank’s stock or certain excess distributions by the Bank to Provident New York Bancorp.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In 2010 the New York State law was modified to conform to the Federal treatment of the tax bad debt deduction.  These changes in the law are effective for taxable years beginning on or after January 1, 2010.  Therefore, going forward, there will no longer be a separate New York State deduction for bad debts, and the establishment and maintenance of a New York reserve is no longer necessary for thrift institutions.  Taxpayers that cease to be a thrift institution will not be required to recapture any amounts of the New York reserve for losses.

Unrecognized Tax Benefits

The Company does not have unrecognized tax benefits as of September 2010 or September 2009.

The total amount of interest and penalties recorded in the consolidated statement of income in income tax expense (benefit) for the years ended September 30, 2010, September 30, 2009, and September 30, 2008 were $0, ($89), and $58, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes.  The tax years that are currently open for audit are 2006 and later for both federal and for New York State income tax.

(12) Employee Benefit Plans and Stock-Based Compensation Plans

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of changes in the projected benefit obligation and fair value of plan assets.  The Company uses a September 30th measurement date for its pension plans.

	September 30,
	2010	2009
Changes in projected benefit obligation:
Beginning of year	$27,963	$23,100
Service cost	-	-
Interest cost	1,555	1,593
Actuarial loss	3,296	4,130
Contract conversion	-	-
Benefits paid	(1,705)	(860)
End of year	31,109	27,963
Changes in fair value of plan assets:
Beginning of year	25,503	20,926
Actual gain on plan assets	2,498	287
Employer contributions	500	5,150
Benefits and distributions paid	(1,705)	(860)
End of year	26,796	25,503
Funded status at end of year	$(4,313)	$(2,460)

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2010 and 2009 consisted of:

	2010	2009
Unrecognized actuarial loss	$(13,159)	$(11,980)
Deferred tax asset	5,344	4,865
Net amount recognized in accumulated other comprehensive income (loss)	$(7,815)	$(7,115)

Discount rates of 5.00%, 5.75% and 7.0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2010, 2009 and 2008, respectively.  No compensation increases were used as the plan is frozen.  The weighted average long-term rate of return on plan assets was 7.75% for fiscal years ended 2010, 2009 and 2008. The accumulated benefit obligation was $31,109 and $27,963 at year end September 30, 2010 and 2009 respectively. The discount rate used in the determination of net periodic pension expense were 5.75%, 7.0% and 6.25%, for the years ending September 30, 2010, 2009 and 2008, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2011	$1,406
2012	1,375
2013	1,462
2014	1,509
2015	1,965
2016 - 2019	9,054

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The components of the net periodic pension expense (benefit) were as follows:

	Years ended September 30,
	2010	2009	2008
Service cost	$-	$-	$-
Interest cost	1,555	1,593	1,558
Expected return on plan assets	(1,890)	(1,778)	(2,110)
Amortization of unrecognized loss	1,509	826	-
Recognized net actuarial loss	-	-	-
Net periodic pension expense (benefit)	$1,174	$641	$(552)

Unrecognized actuarial loss and prior service cost totaling $2.0 million  is expected to be amortized to pension expense during the next fiscal year ending September 30, 2011.

Equity, Debt, Invest Funds and Other Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not readily available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

The fair value of the plan assets at September 30, 2010, by asset category, is as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Asset Category
Large U.S. equity	$14,355	$-	$14,355	$-
Small Mid U.S. equity	2,848	-	2,848	-
International Equity	2,792	-	2,792	-
Total Equity	19,995	-	19,995	-

High yield bond	1,043	-	1,043	-
Intermediate term bond	4,727	-	4,727	-
Inflation protected bond	1,031	-	1,031
Total Fixed Income	6,801	-	6,801	-

Cash	-	-	-	-

Total Assets	$26,796	$-	$26,796	$-

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2010, and September 30, 2009 and target allocations for 2011, by asset category, are as follows:

	September 30, 2009	September 30, 2010	Target Allocation Range 2011	Weighted Average Expected Rate of Return

Large U.S. equity securities	50%	54%	40% - 85%	7.00%
Small mid U.S. equity securities	10%	11%	40% - 85%	15.00%
International equity securities	10%	10%	40% - 85%	12.00%
Total equity securities	70%	75%	40% - 85%	8.84%

High yield bond	3%	4%	20% - 40%	8.00%
Intermediate term bond	23%	17%	20% - 40%	6.00%
Inflation protected bond	4%	4%	20% - 40%	3.00%
Total fixed income	30%	25%	20% - 40%	5.85%

Cash	0%	0%	0% - 20%	0%

The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held, and current economic factors. Under this method, historical investment returns for each major asset category are applied to the expected future investment allocation in that category as a percentage of total plan assets, and a weighted average is determined.  The Company’s investment policy for determining the asset allocation targets was developed based on the desire to optimize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.

There were no pension plan assets consisting of Provident New York Bancorp equity securities (common stock) at September 30, 2010 or at September 30, 2009.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in 2011 will be made.

The Company has also established a non-qualified Supplemental Executive Retirement Plan to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $87, $94 and $82 for the years ended September 30, 2010, 2009 and 2008, respectively. The actuarial present value of the projected benefit obligation was $1,763 and $1,587 at September 30, 2010 and 2009, respectively, and the vested benefit obligation was $1,763 and $1,587 for the same periods, respectively, all of which is unfunded.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Data relating to the postretirement benefit plan follows:

	September 30,
	2010	2009
Change in accumulated postretirement benefit obligation:
Beginning of year	$2,041	$1,720
Service cost	28	22
Interest cost	107	118
Actuarial loss	183	272
Plan participants' contributions	-	-
Amendments	-	-
Benefits paid	(98)	(91)
End of year	$2,261	$2,041

Changes in fair value of plan assets:
Beginning of year	$-	$-
Employer contributions	98	91
Plan participants' contributions	-	-
Benefits paid	(98)	(91)
End of year	$-	$-

Funded status	$(2,261)	$(2,041)

Components of net periodic benefit expense (benefit):

	For years ended September 30,
	2010	2009	2008
Service Cost	$28	$22	$17
Interest Cost	107	118	94
Amortization of transition obligation	24	24	10
Amortization of prior service cost	49	49	20
Amortization of net actuarial gain	(95)	(119)	(115)
Total	$113	$94	$26

There is $13 unrecognized actuarial gain and prior service cost expected to be amortized out of accumulated other comprehensive income in 2011.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid in future years:

2011	130
2012	132
2013	137
2014	140
2015	143
2015-2019	751

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Assumptions used for plan	2010	2009

Medical trend rate next year	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%
Discount rate	4.50%	5.50%
Discount rate used to value periodic cost	5.50%	7.25%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company's cap on cost.

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2010 and 2009 consisted of:

	2010	2009
Post retirement plan unrecognized gain	$1,047	$1,235
Post retirement plan unrecognized service cost	(412)	(461)
Post retirement unrecognized transition obligation	(51)	(61)
Post retirement SERP	(306)	(182)
Post employment BOLI	(152)	(61)
Transition obligation	-	(621)
Subtotal	126	(151)
Deferred tax liability	(51)	61
Net amount recognized in accumulated other comprehensive income (loss)	$75	$(90)

(c) Employee Savings Plan

The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant’s contributions up to a maximum matching contribution of 3% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a profit sharing component which was 3% of eligible compensation, in addition to the matching contributions for 2010. Voluntary matching and profit sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,751, $1,594 and $1,626 for the years ended September 30, 2010, 2009 and 2008, respectively.

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

In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident New York Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service.  A total of $29, $4 and $293 related to plan forfeitures were reversed against expense for the years ended September 30, 2010, 2009, and 2008 respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

ESOP expense was $413 (net of forfeitures), $484 (net of forfeitures), and $802 (net of forfeitures) for the years ended September 30, 2010, 2009 and 2008, respectively. Through September 30, 2010 and 2009, a cumulative total of 1,705,078 shares and 1,655,146 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity; 663,690 shares with a cost of $6,637 and a fair value of approximately $5,568 at September 30, 2010 and 713,622 shares with a cost of $7,136 and a fair value of approximately $6,815 at September 30, 2009, respectively.

A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $146, $212, and $234, for the years ended September 30, 2010, 2009 and 2008, respectively. Amounts accrued and recorded in other liabilities at September 30, 2010 and 2009, including the defined benefit component were $3.1 million and $2.8 million respectively.

(e) Recognition and Retention Plan

In February 2000, the Company’s stockholders approved the Provident Bank 2000 Recognition and Retention Plan (the RRP). The principal purpose of the RRP is to provide executive officers and directors a proprietary interest in the Company in a manner designed to encourage their continued performance and service. A total of 856,320 shares were awarded under the RRP in February 2000, and the grant-date fair value of these shares of $2,995 was charged to stockholders’ equity. The awards vested at a rate of 20% on each of five annual vesting dates, the first of which was September 30, 2000. As of February 2010, 27,413 shares remaining from this plan were no longer eligible to be granted. In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. On March 10, 2005 a total of 762,400 shares were awarded under the RRP, and the grant-date fair value of $12.84 per share $(9,789), was charged to stockholders’ equity. The awards vested 10% on September 30, 2005. The remainder will vest 20% on each of four annual vesting dates beginning on September 30, 2006 and 10% on March 10, 2010. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2010, 600 shares were potentially subject to accelerated vesting.

Under the 2004 restricted stock plan, 49,620 shares of authorized but un-issued shares remain available for future grant at September 30, 2010. Forfeited shares are available for re-issuance.  The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $883, $1.7 million, and $1.8 million for the years ended September 30, 2010, 2009 and 2008, respectively. The remaining unearned compensation cost is $84 as of September 30, 2010 and is recorded as a reduction of additional paid in capital. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The fair value of the shares awarded, measured as of the grant date continues to be recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of restricted stock award activity under the plan for the year ended September 30, 2010, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2009	74,750	$12.93
Granted	-	-
Vested	68,500	12.88
Forfeited	-	-
Nonvested shares at September 30, 2010	6,250	$13.51

The total fair value of restricted stock vested for fiscal year ended September 30, 2010, 2009 and 2008 was $575, $1.3 million, and $1.9 million, respectively.

(f) Stock Option Plan

The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock were reserved for issuance under the Stock Option Plan. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. In February 2010, the 2000 Stock Option Plan expired with 338,594 options ungranted and were no longer eligible for grant.  The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. As of September 30, 2010, 36,000 shares were potentially subject to accelerated vesting.   Substantially, all stock options outstanding are expected to vest.  Compensation expense related to stock option plans was $247, $768 and $1.2 million for the years ended September 30, 2010, 2009 and 2008, respectively.

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted Average exercise price
Outstanding at September 30, 2009	2,241,494	$11.66
Granted	321,976	9.66
Exercised	(324,929)	4.97
Forfeited	(315,697)	11.62
Outstanding shares at September 30, 2010	1,922,844	$12.47

The total intrinsic value of stock options vested (exercisable) for fiscal years ended September 30, 2010, 2009 and 2008 was $0, $4.1 million and $5.6 million,  respectively.  The unrecognized compensation cost associated with stock options was $998 as of September 30, 2010.  The intrinsic value of stock options exercised during 2010 was $1.1 million.

At September 30, 2010 and 2009, respectively, there were 93,257 shares and 363,154 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2010 was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2010 and the exercise price, multiplied by the number of in the money options).   The cash received from option exercises was $984 and $354 for fiscal 2010 and 2009 respectively.  There was no tax benefit recorded in the results of operations to the Company from the exercise of options for either fiscal 2010 or fiscal 2009.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of stock options at September 30, 2010 follows:

	Outstanding			Exercisable

		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)

Range of Exercise Price
$10.03 to $11.85	370,314	$10.61	7.8	120,314	$11.78	7.8
$11.85 to $12.84	1,321,700	12.84	4.3	1,314,700	12.84	4.3
$12.84 to $15.66	230,830	13.34	6.7	125,530	13.40	6.7
	1,922,844	$12.47	5.3	1,560,544	$12.80	4.8

The aggregate intrinsic value of options currently exercisable as of September 30, 2010 was $0.   All non vested shares are expected to vest.

The Company used an option pricing model to estimate the grant date fair value of stock options granted. The weighted-average estimated value per option granted was $2.69 in 2010, $1.97 in 2009 and $2.99 in 2008. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2010	2009	2008
Risk-free interest rate (1)	2.2%	1.9%	3.4%
Expected stock price volatility	33.2%	61.5%	28.0%
Dividend yield (2)	1.9%	3.3%	1.9%
Expected term in years	7.7	.91	5.5

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

(13) Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) are summarized as follows:

	Year ended September, 30,
	2010	2009	2008
Net unrealized holding gain (loss) arising during the year on securities available for sale, net of related income tax expense (benefit) of $5,435 $17,834 and $(1,769), respectively	$7,963	$26,142	$(1,391)
Reclassification adjustment for net realized (gains) included in net income, net of related income tax expense of $3,313, $7,328 and $399, respectively	(4,844)	(10,748)	(584)
	3,119	15,394	(1,975)
Change in funded status of defined benefit plans, net of related income tax benefit of $327, $2,280 and $2,326	(472)	(3,336)	(3,402)
	$2,647	$12,058	$(5,377)

The Company’s accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2010 and 2009 consists of the after-tax net unrealized gain / (loss) on available for sale securities of $12,621 and $9,502 respectively, and the recognition of the funded status of defined benefit plans of $(7,497) and $(7,025), after tax, at September 30, 2010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2010	2009	2008

Net income	$20,492	$25,861	$23,778
	(in thousands)	(in thousands)
Weighted average common shares outstanding for computation of basic EPS(1)	38,161	38,538	38,907
Common-equivalent shares due to the dilutive effect of stock options and RRP awards(2)	24	168	320
Weighted average common shares for computation of diluted EPS	38,185	38,706	39,227
Earnings per common share:
Basic	$0.54	$0.67	$0.61
Diluted	$0.54	$0.67	$0.61

(1) Excludes unallocated ESOP shares and non vested RRP shares.
(2) Represents incremental shares computed using the treasury stock method.

As of September 30, 2010, 2009 and 2008 there were 1,826,519,  1,934,637 and 1,155,653 stock options, respectively, that were considered anti-dilutive for these periods and were not included in common-equivalent shares.

(15) Stockholders’ Equity

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

Management believes that, as of September 30, 2010 and 2009 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2010 and 2009, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2010 and 2009.

			OTS requirements
			Minimum capital		Classification as well
	Bank actual		adequacy		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Tangible Capital	$240,230	8.4%	$42,734	1.5%	$-	-
Tier 1 (core) capital	240,230	8.4	113,958	4.0	142,447	5.0%
Risk-based capital:
Tier 1	240,230	12.1	-	-	119,251	6.0
Total	265,148	13.3	159,002	8.0	198,752	10.0

September 30, 2009:
Tangible Capital	$246,339	8.6%	$42,784	1.5%	$-	-
Tier 1 (core) capital	246,339	8.6	114,090	4.0	142,613	5.0%
Risk-based capital:
Tier 1	246,339	12.6	-	-	117,447	6.0
Total	270,807	13.8	156,596	8.0	195,746	10.0

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

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2010	2009
Total GAAP stockholder's equity (Provident Bank)	$403,630	$408,555
Goodwill and certain intangible assets	(158,127)	(159,600)
Unrealized (gains) losses on securities available for sale included in other accumulated comprehensive income	(12,770)	(9,641)
Other Comprehensive loss (income)	7,497	7,025
Tangible, tier 1 core and Tier 1 risk-based capital	240,230	246,339
Allowance for loan losses	24,918	24,468
Total risk-based capital	$265,148	$270,807

(b) Dividend Payments

Under OTS regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current calendar year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OTS approval. After September 30, 2010 the amount that can be paid to Provident New York Bancorp by Provident Bank is $16.2 million plus earnings for the remainder of calendar year 2010.  The Bank paid $29.4 million in dividends to Provident New York Bancorp during the fiscal year ended September 30, 2010 ($10.5 million during the year ended 2009 and $19 million during the year ended September 30, 2008).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Unlike the Bank, Provident New York Bancorp is not subject to OTS regulatory limitations on the payment of dividends to its stockholders.

(c) Stock Repurchase Programs

The Company announced its fifth stock repurchase program on December 17, 2009, authorizing the repurchase of 2,000,000 shares, of which 1,234,167 remain to be purchased at September 30, 2010.

The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2010, 2009, and 2008, was 1,515,923,  415,811, and 1,570,757, respectively at a total cost of $12.9 million, $3.5 million, and $19.8 million, respectively.

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

	September 30,
	2010	2009
Lending-related instruments:
Loan origination commitments	$114,822	$133,547
Unused lines of credit	282,428	302,455
Letters of credit	23,104	24,569

As of September 30, 2010 and September 30, 2009, 86%, and 94% respectively of lending related off balance sheet instruments were at variable rates.

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

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2010 provide for interest rates ranging principally from 2.19% to 7.75%.

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

As of September 30, 2010, the Company had $23,104 in outstanding letters of credit, of which $10,276 were secured by collateral.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(17) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms.  Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2010 were as follows (for fiscal years ending September 30th):

2011	$2,537
2012	2,483
2013	2,332
2014	2,118
2015	1,983
2016 and thereafter	16,729
$28,182

Occupancy and office operations expense include net rent expense of $2,802, $2,726, and $2,398, for the years ended September 30, 2010, 2009 and 2008, respectively.

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

(18) Fair value measurements

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with at a fair value of $9,534.  As of September 30, 2010, these securities have an amortized cost of $6,355 and a fair value of $5,996.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of September 30, 2010. These securities have a weighted average coupon rate of 3.22%, a weighted average life of 4.18 years, a weighted average 1 month prepayment history of 8.17 years and a weighted average twelve month default rate of 2.91 CDR.  One of the four securities is below investment grade and has an amortized cost of $2,308 and a fair value of $2,044 at September 30, 2010.  The remaining three securities are rated at or above Aa3.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Derivatives

The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Commitments to sell real estate loans

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

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$418,312	$418,312	$-	$-
Obligations of states and political subdivisions	191,657	-	191,657	-
Government issued or guaranteed mortgage-backed securities	253,618	-	253,618	-
Privately issued collateralized mortgage obligation	5,996	-	-	5,996
Corporate debt securities	30,540	-	30,540	-
Equities	889	-	889	-
Total investment securities available for sale	901,012	418,312	476,704	5,996

Other assets 1	435	-	435	-

Total assets	$901,447	$418,312	$477,139	$5,996

Other liabilities2	$173	$-	$173	$-

Total Liabilities	$173	$-	$173	$-

1	Interest rate caps and swaps
2	Swaps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2009 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2009	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$207,776	$207,776	$-	$-
Obligations of states and political subdivisions	167,584	-	167,584	-
Government issued or guaranteed mortgage-backed securities	420,104	-	420,104	-
Privately issued collateralized mortgage obligation	10,411	-	-	10,411
Corporate debt securities	25,823	-	25,823	-
Equities	885	-	885	-
Total investment securities available for sale	832,583	207,776	614,396	10,411

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending September 30, 2010:

Privately issued CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,946)
(Amortization) and accretion	49
Change in fair value	380
Loss recognized on Sale	(186)
Sale	(2,712)
Balance at September 30, 2010	$5,996

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

Loans held for sale are not generally recorded at fair value on a recurring basis.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $28,717 and $11,857 which equals the carrying value less the allowance for loan losses allocated to these loans at September 30, 2010 and September 30, 2009, respectively.  Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2010. Changes in fair value recognized on provisions on loans held by the Company were $467 and $2,913 for the twelve months ended September 30, 2010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  Changes in fair value of mortgage servicing rights recognized for the twelve months ended in the fiscal year ended September 30, 2010 was an increase of $332.  A valuation allowance of $54 and $115 was recorded at September 30, 2010 and 2009, respectively, reflecting the lower of amortized cost or fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $3,891 and $1,712 at September 30, 2010 and 2009, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company totaled $44 and $186 at September 30, 2010 and 2009, respectively.

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a non -recurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3

Impaired loans with specific allowance allocations	$28,717	$-	$-	$28,717
Mortgage servicing rights	1,172	-	-	1,172
Total	$29,889	$-	$-	$29,889

A summary of assets and liabilities at September 30, 2009 measured at estimated fair value on a non -recurring basis were as follows:

	Fair Value Measurements at September 30, 2009	Level 1	Level 2	Level 3

Impaired loans with specific allowance allocations	$11,857	$-	$11,857	$-
Mortgage servicing rights	840	-	-	840

Total	$840	$-	$-	$840

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(19) Fair Values of Financial Instruments

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	September 30,		September 30,
	2010		2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$90,872	$90,872	$160,408	$160,408
Securities available for sale	901,012	901,012	832,583	832,583
Securities held to maturity	33,848	35,062	44,614	45,739
Loans	1,670,698	1,680,939	1,673,207	1,674,490
Loans held for sale	5,890	5,934	1,213	1,242
Accrued interest receivable	11,069	11,069	10,472	10,472
FHLB of New York stock	19,572	19,572	23,177	23,177
Financial liabilities:
Non-maturity deposits	(1,765,129)	(1,765,129)	(1,587,321)	(1,587,321)
Certificates of Deposit	(377,573)	(380,744)	(494,961)	(498,105)
FHLB and other borrowings	(415,247)	(473,785)	(482,122)	(524,187)
Mortgage escrow funds	(8,198)	(8,198)	(8,405)	(8,405)
Accrued interest payable	(2,307)	(2,307)	(3,246)	(3,246)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2010 and September 30, 2009, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(20) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued.  ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASC 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities has been issued. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements has been issued.  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. This standard is generally effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2010-20, Receivables (Topic 310)-Disclosures abut the Credit Quality of Financing Receivables and the Allowance for Credit Losses will require significantly more information about credit quality in a financial institution’s portfolio.  This statement addresses only disclosures and does not seek to change recognition or measurement.  This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s consolidated financial statements.
See Note 1 for a discussion of adoption of new accounting standards.

(21) Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident New York Bancorp and the related condensed statements of income and cash flows:

Condensed Statements of Financial Condition	September 30,
	2010	2009
Assets:
Cash	$10,020	$2,466
Loan receivable from ESOP	7,762	8,170
Securities available for sale at fair value	790	790
Investment in Provident Bank	404,755	409,588
Non-bank subsidiaries	8,702	7,218
Other assets	365	690
Total assets	$432,394	$428,922

Liabilities	$1,439	$1,466
Stockholders’ equity	430,955	427,456

Total liabilities & stockholders' equity	$432,394	$428,922

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year ended September 30,
	2010	2009	2008
Condensed Statements of Income
Interest income	$326	$358	$473
Dividend income on equity securities	28	28	27
Dividends from Provident Bank	29,400	10,500	19,000
Dividends from non-bank subsidiaries	400	607	650
Non-interest expense	(2,262)	(3,372)	(3,807)
Income tax benefit	321	797	962
Income before equity in undistributed earnings of subsidiaries	28,213	8,918	17,305
Equity in undistributed (excess distributed) earnings of:
Provident Bank	(8,257)	17,076	6,644
Non-bank subsidiaries	536	(133)	(171)
Net income	$20,492	$25,861	$23,778

	Year ended September 30,
	2010	2009	2008
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$20,492	$25,861	$23,778
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of Provident Bank	8,257	(17,076)	(6,644)
Non-bank subsidiaries	(536)	133	171
Other adjustments, net	(1,077)	(475)	760
Net cash provided by operating activites	27,136	8,443	18,065
Cash flows from investing activities:
Purchase of equity securities, available for sale	—	—	(1,041)
ESOP loan principal repayments	408	392	754
Net cash provided by (used in) investing activities	408	392	(287)
Cash flows from financing activities:
Capital contribution to subsidiaries	(350)	—	—
Treasury shares purchased	(13,062)	(3,785)	(20,230)
Cash dividends paid	(9,216)	(9,379)	(9,525)
Stock option transactions including RRP	2,196	3,055	4,001
Other equity transactions	442	488	1,382
Net cash used in financing activities	(19,990)	(9,621)	(24,372)
Net increase (decrease) in cash	7,554	(786)	(6,594)
Cash at beginning of year	2,466	3,252	9,846
Cash at end of year	$10,020	$2,466	$3,252

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(22) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2010 and 2009:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended September 30, 2010
Interest and dividend income	$30,418	$29,627	$30,408	$29,321
Interest expense	7,532	6,693	6,210	6,005
Net interest income	22,886	22,934	24,198	23,316
Provision for loan losses	2,500	2,500	2,750	2,250
Non-interest income	8,093	6,113	5,281	7,714
Non-interest expense	19,894	21,173	20,741	21,362
Income before income tax expense	8,585	5,374	5,988	7,418
Income tax expense	2,419	1,207	1,232	2,015
Net income	$6,166	$4,167	$4,756	$5,403
Earnings per common share:
Basic	$0.16	$0.11	$0.12	$0.14
Diluted	$0.16	$0.11	$0.12	$0.14
Year ended September 30, 2009
Interest and dividend income	$35,871	$33,586	$31,651	$30,482
Interest expense	10,825	9,951	8,925	8,019
Net interest income	25,046	23,635	22,726	22,463
Provision for loan losses	2,500	7,100	3,500	4,500
Non-interest income	5,771	11,123	15,255	7,804
Non-interest expense	19,235	20,076	21,517	19,359
Income before income tax expense	9,082	7,582	12,964	6,408
Income tax expense	2,791	2,038	4,014	1,332
Net income	$6,291	$5,544	$8,950	$5,076
Earnings per common share:
Basic	$0.16	$0.14	$0.23	$0.13
Diluted	$0.16	$0.14	$0.23	$0.13

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the supervision and with the participation of Provident New York Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in Provident New York Bancorp’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)

Provident New York Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the management of Provident New York Bancorp’s, including Provident New York Bancorp’s CEO and CFO, Provident New York Bancorp conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO.  Based on that evaluation, management of Provident New York Bancorp concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.  Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The “Proposal I — Election of Directors” section of Provident New York Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2011 (the “Proxy Statement”) is incorporated herein by reference.

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

Set forth below is certain information as of September 30, 2010, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	1,922,844	$12.47	93,257
Recognition and Retention Plan (1)	6,250	N/A	49,620
Total (2)	1,929,094	$12.47	142,877
(1)	Represents shares that have been granted but have not yet vested.
(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

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
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements
(B)	Consolidated Statements of Financial Condition as of September 30, 2010 and 2009
(C)	Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008
(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2010, 2009 and 2008
(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008
(F)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) Exhibits

3.1	Certificate of Incorporation of Provident New York Bancorp1
3.2	Bylaws of Provident New York Bancorp, as amended2
10.2	Employment Agreement with George Strayton3*
10.3	Employment Agreement with Daniel Rothstein4*
10.4	Deferred Compensation Agreement, as amended and restated5*
10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan6*
10.5.1	Provident 2005 Supplemental Executive Retirement Plan7*
10.6	Executive Officer Incentive Program8*
10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended9*
10.8	Provident Bank 2000 Stock Option Plan10*
10.9	Provident Bank 2000 Recognition and Retention Plan11*
10.10	Employment Agreement with Paul A. Maisch12*
10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan13*
10.12	Provident Bank Executive Officer Incentive Plan14*
10.13	Employment Agreement with Stephen Dormer15*
10.14	Employment Agreement with Richard Jones16*
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

1	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
2	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 3, 2010.
3	Incorporated by reference to Exhibit 10.2 of the 2008 10-K (File No, 0-25233), files with the Commission on December 15, 2008.
4	Incorporated by reference to Exhibit 10.3 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
5	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No 333-63593) filed with the Commission on September 17, 1998.
6	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
7	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
8	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
9	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.
10	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
11	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.

12	Incorporated by reference to Exhibit 10.10 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
13	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
14	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005.
15	Incorporated by reference to Exhibit 10.13 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
16	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on February 6, 2009.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	December13, 2010	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ George Strayton	By:	/s/ Paul A. Maisch
	George Strayton		Paul A. Maisch
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer
Date:	December 13, 2010		Principal Financial Officer
		Date:	December 13, 2010

By:	/s/ William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 13, 2010	Date:	December 13, 2010

By:	/s/ Navy Djonovic	By:	/s/ Judith Hershaft	By:	/s/ Thomas F. Jauntig, Jr.
	Navy Djonovic		Judith Hershaft		Thomas F. Jauntig, Jr.
	Director		Director		Director
Date:	December 13, 2010	Date:	December 13, 2010	Date:	December 13, 2010

By:	/s/ Thomas G. Kahn	By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover
	Thomas G. Kahn		R. Michael Kennedy		Victoria Kossover
	Director		Director		Director
Date:	December 13, 2010	Date:	December 13, 2010	Date:	December 13, 2010

By:	/s/ Donald T. McNelis	By:	/s/ Carl Rosenstock	By:	/s/ William Sichol Jr.
	Donald T. McNelis		Carl Rosenstock		William Sichol Jr.
	Director		Director		Director
Date:	December 13, 2010	Date:	December 13, 2010	Date:	December 13, 2010

By:	/s/ Burt Steinberg
Burt Steinberg
Director
Date	December 13, 2010