Form 10-Q
period 2010-12-31
PROVIDENT NEW YORK BANCORP
filed 2011-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of February 1 , 2011

$0.01 per share	38,198,686

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I.  FINANCIAL INFORMATION

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	December 31,	September 30,
ASSETS	2010	2010
Cash and due from banks	$34,844	$90,872
Securities (note 6) (including $487,315 and $719,172 pledged as collateral for borrowings and deposits at December 31, 2010 and September 30, 2010 respectively)
Available for Sale	869,996	901,012
Held to maturity, at amortized cost (fair value of $31,255 and $35,062 at December 31, 2010 and September 30, 2010, respectively)	30,425	33,848
Total securities	900,421	934,860
Loans held for sale	3,051	5,890
Loans (notes 3 and 4):
Gross loans	1,699,502	1,701,541
Allowance for loan losses	(31,036)	(30,843)
Total loans, net	1,668,466	1,670,698
Federal Home Loan Bank ("FHLB") stock, at cost	23,275	19,572
Accrued interest receivable	10,838	11,069
Premises and equipment, net	43,495	43,598
Goodwill	160,861	160,861
Core deposit and other intangible assets	3,229	3,640
Bank owned life insurance	51,433	50,938
Other assets	40,600	29,027
Total assets	$2,940,513	$3,021,025
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits (note 7)	$1,980,068	$2,142,702
FHLB borrowings (including repurchase agreements of $221,803 and $222,500 at December 31, 2010 and September 30, 2010, respectively) (note 8)	444,286	363,751
Borrowings senior debt (FDIC insured) (note 8)	51,497	51,496
Mortgage escrow funds	17,090	8,198
Other liabilities	27,930	23,923
Total liabilities	2,520,871	2,590,070

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,198,686 and 38,262,288 shares outstanding at December 31, 2010 and September 30, 2010, respectively)	459	459
Additional paid-in capital	356,904	356,912
Unallocated common stock held by employee stock ownership plan ("ESOP")	(6,512)	(6,637)
Treasury stock, at cost (7,730,866 and 7,667,264 shares at December 31, 2010 and September 30, 2010, respectively)	(87,906)	(87,336)
Retained earnings	167,019	162,433
Accumulated other comprehensive income (loss), net of taxes	(10,322)	5,124
Total stockholders' equity	419,642	430,955
Total liabilities and stockholders' equity	$2,940,513	$3,021,025

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except share data)

	For the Three Months
	Ended December 31,
	2010	2009
Interest and dividend income:
Loans	$23,205	$23,400
Taxable securities	3,530	4,752
Non-taxable securities	1,925	1,895
Other earning assets	400	371
Total interest and dividend income	29,060	30,418
Interest expense:
Deposits	1,642	2,790
Borrowings	4,234	4,742
Total interest expense	5,876	7,532
Net interest income	23,184	22,886
Provision for loan losses ( note 4)	2,100	2,500
Net interest income after provision for loan losses	21,084	20,386
Non-interest income:
Deposit fees and service charges	2,767	2,993
Net gain on sale of securities	4,202	2,388
Title insurance fees	363	311
Bank owned life insurance	494	554
Gain on sale of loans	542	283
Investment management fees	743	779
Fair value gain on interest rate cap	234	380
Other	538	405
Total non-interest income	9,883	8,093
Non-interest expense:
Compensation and employee benefits (note 12)	11,228	10,264
Stock-based compensation plans	279	452
Occupancy and office operations	3,635	3,326
Advertising and promotion	953	742
Professional fees	1,062	834
Data and check processing	642	550
Amortization of intangible assets	412	493
FDIC insurance and regulatory assessments	768	784
ATM/debit card expense	393	554
Other	1,897	1,895
Total non-interest expense	21,269	19,894
Income before income tax expense	9,698	8,585
Income tax expense	2,978	2,419
Net Income	$6,720	$6,166
Weighted average common shares:
Basic	37,552,245	38,575,909
Diluted	37,552,245	38,649,174
Per common share (note 10)
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at September 30, 2010	38,262,288	$459	$356,912	$(6,637)	$(87,336)	$162,433	$5,124	$430,955
Net income	−	−	−	−	−	6,720	−	6,720
Other comprehensive loss	−	−	−	−	−	−	(15,446)	(15,446)
Total comprehensive loss								(8,726)
Deferred compensation transactions	−	−	22	−	−	−	−	22
Stock option transactions, net	−	−	138	−	−	−	−	138
ESOP shares allocated or committed to be released for allocation (12,483 shares)	−	−	(6)	125	−	−	−	119
RRP Awards	19,000	−	(187)	−	187	−	−	−
Vesting of RRP Awards	−	−	25	−	−	−	−	25
Other RRP transactions	−	−	−	−	−	−	−	−
Purchase of treasury shares	(82,602)	−	−	−	(757)	−	−	(757)
Cash dividends paid ($0.06 per common share)	−	−	−	−	−	(2,134)	−	(2,134)
Balance at December 31, 2010	38,198,686	$459	$356,904	$(6,512)	$(87,906)	$167,019	$(10,322)	$419,642

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,720	$6,166
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,100	2,500
Depreciation and amortization of premises and equipment	1,413	1,218
Amortization of intangibles	412	493
Net gain on sales of loans held for sale	(542)	(283)
Net realized gain on sale of securities available for sale	(4,202)	(2,388)
Fair value income on interest rate cap	(234)	(380)
Loss on sales of fixed assets	-	44
Net amortization of premium on securities	4,024	771
Amortization of premiums on borrowings	(11)	(82)
Amortization of prepaid penalties on borrowings	1	-
ESOP and RRP expense	144	504
ESOP forfeitures	(3)	(2)
Stock option compensation expense	138	(50)
Originations of loans held for sale	(30,028)	(15,901)
Proceeds from sales of loans held for sale	33,409	15,816
(Increase) decrease in cash surrender value of bank owned life insurance	(495)	163
Deferred income tax expense	(6,069)	(5,857)
Net changes in accrued interest receivable and payable	247	555
Other adjustments (principally net changes in other assets and other liabilities)	9,689	(248)
Net cash provided by operating activities	16,713	3,039
Cash flows from investing activities
Purchases of available for sale securities	(301,065)	(234,862)
Purchases of held to maturity securities	(3,986)	(11,536)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	81,275	66,742
Held to maturity	7,407	9,646
Proceeds from sales of securities available for sale and held to maturity	224,797	139,237
Loan originations	(151,989)	(98,375)
Loan principal payments	151,895	122,300
Purchase of interest rate derivative	-	(1,368)
Purchase of FHLB stock, net	(3,703)	(4,620)
Purchases of premises and equipment	(1,310)	(1,603)
Proceeds from the sale of premises	-	48
Net cash (used) / provided by investing activities	3,321	(14,391)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2010	2009
Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(192,620)	(164,689)
Net increase (decrease) in time deposits	29,986	(47,950)
Net increase in short-term borrowings	85,360	103,700
Gross repayments of long-term borrowings	(3,063)	(1,023)
Gross proceeds from long-term borrowings	-	-
Payment of penalties on restrucrured borrowings	(1,751)
Net increase in mortgage escrow funds	8,892	7,537
Treasury shares purchased	(757)	(5,055)
Stock option transactions	3	462
Other stock-based compensation transactions	22	-
Cash dividends paid	(2,134)	(2,219)
Net cash used in financing activities	(76,062)	(109,237)
Net decrease in cash and cash equivalents	(56,028)	(120,589)
Cash and cash equivalents at beginning of period	90,872	160,408
Cash and cash equivalents at end of period	$34,844	$39,819

Supplemental information:
Interest payments	$5,861	$8,654
Income tax payments	36	33
Net change in net unrealized gains recorded on securities available for sale	(26,189)	(12,058)
Change in deferred taxes on net unrealized gains on securities available for sale	10,636	4,898
Real estate acquired in settlement of loans	226	619

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(unaudited)
(In thousands, except share data)

	For the Three Months
	Ended December 31,
	2010	2009

Net Income:	$6,720	$6,166
Other Comprehensive income (loss) :
Net unrealized holding losses on securities available for sale net of related tax benefit of $8,930 and $3,928	(13,057)	(5,742)

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $1,706 and $970	2,496	1,418
	(15,553)	(7,160)

Change in funded status of defined benefit plans, net of related income tax expense of $74 and $154	107	224
	(15,446)	(6,936)

Total Comprehensive loss	$(8,726)	$(770)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

1.	Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, Inc., which provides title searches and insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, Provident Risk Management,  (a captive insurance company), Provident Bank (“the Bank”), and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership,  (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) Companies which hold foreclosed properties acquired by the Bank. Intercompany transactions and balances are eliminated in consolidation.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.  Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear.  The results of operations for the three months ended December 31, 2010 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2011.  The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense.  Actual results could differ significantly from these estimates.  A material estimate that is particularly susceptible to near-term change is the allowance for loan loss (see note 4), which reflects the application of a critical accounting policy.

Certain amounts from prior periods have been reclassified to conform to the current fiscal year presentation.

2.	Recent Accounting Standards, Not Yet Adopted

There were no new recent accounting standards applicable to the Company for the first quarter of fiscal year 2011.

3.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	December 31, 2010	September 30, 2010
Real estate - residential mortgage	$393,799	$414,213
Real estate - residential mortgage guaranteed by FHLMC	3,021	-
Real estate - commercial mortgage	612,583	579,261
Acquisition, development & construction loans	223,866	229,193
Commercial business loans	233,614	240,650
Consumer loans	232,619	238,224
Total	$1,699,502	$1,701,541

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

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$30,843	$30,050
Charge-offs	(2,236)	(2,777)
Recoveries	329	194
Net charge-offs	(1,907)	(2,583)
Provision for loan losses	2,100	2,500
Balance at end of period	$31,036	$29,967
Net charge-offs to average loans outstanding (annualized)	0.45%	0.61%

The following table presents the balance in the allowance for loan losses and the recorded investments in loans by portfolio segment and based on impairment method as of December 31, 2010:

	1- 4 Family Residential	Commercial Real Estate	Commercial Business	Acquisition Development & Construction	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$889	$545	$205	$415	$569	$2,623
Collectively evaluated for impairment	1,925	5,739	9,011	8,566	3,172	28,413
Total ending allowance	$2,814	$6,284	$9,216	$8,981	$3,741	$31,036

Loans:
Individually evaluated for impairment	$8,139	$11,022	$1,826	$29,415	$1,800	$52,202
Collectively evaluated for impairment	388,681	600,340	231,787	195,673	230,819	1,647,300
Total ending loans balance	$396,820	$611,362	$233,613	$225,088	$232,619	$1,699,502

A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans substantially consist of nonperforming loans and accruing and performing troubled debt restructured loans.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Impaired loans were as follows:

	December 31,	September 30,
	2010	2010
Loans with no allocated allowance for loan losses	$37,512	$10,319
Loans with allocated allowance for loan losses	14,690	31,763
Total Impaired loans	$52,202	$42,082

Amount of the allowance for loan losses allocated	$2,623	$3,046
Average of individually impaired loans during the year	33,678	27,032

	December 31,	December 31,
	2010	2009
Interest income recognized during impairment	$407	$494
Cash-basis interest income recognized	235	289

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate - residential mortgage	$3,157	$3,311	$-
Real estate - commercial mortgage	4,768	4,984	-
Acquisition, development and construction	27,612	27,924	-
Commercial business loans	784	783	-
Consumer loans	510	510	-
Subtotal	36,831	37,512	-

With an allowance recorded:
Real estate - residential mortgage	4,747	4,828	889
Real estate - commercial mortgage	5,938	6,038	545
Acquisition, development and construction	1,479	1,491	415
Commercial business loans	1,043	1,043	206
Consumer loans	1,290	1,290	568
Subtotal	14,497	14,690	2,623

Total	$51,328	$52,202	$2,623

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table sets forth the amounts and categories of the Company's non-performing assets and troubled debt restructures at the dates indicated.

	December 31, 2010		September 30, 2010

	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,078	$6,064	$1,953	$6,080
Commercial real estate	2,848	8,294	2,971	6,886
Commercial business	118	1,273	-	1,376
Acquisition, development and construction loans	-	13,712	-	5,730
Consumer	492	1,347	503	1,341
Total non-performing loans	$5,536	$30,690	$5,427	$21,413

Real estate owned:
Land		2,029		2,029
Commercial real estate		1,108		1,507
One- to four-family		448		355
Total real estate owned		3,585		3,891

Total non-performing assets		$39,811		$30,731

Troubled Debt Restructures still accruing and not included above		$17,581		$16,047

Ratios:
Non-performing loans to total loans		2.13%		1.58%
Non-performing assets to total assets		1.35%		1.02%
Allowance for loan losses to total non-performing loans		86%		115%
Allowance for loan losses to average loans		1.82%		1.82%

Troubled Debt Restructurings:

Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty.  Restructured loans are recorded in accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items. Total troubled debt restructurings were $21,038 and $21,504 at December 31, 2010 and September 30, 2010, respectively.  There were $3,457 and $5,457 in troubled debt restructurings included in non performing loans at December 31, 2010 and September 30, 2010, respectively.  Troubled debt restructurings still accruing and considered to be performing were $17,581 and $16,047 at December 31, 2010 and September 30, 2010, respectively.  The Company has allocated $249 and $673 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and September 30, 2010 respectively.

The Company has committed to lend additional amounts totaling up to $4,132 and $3,957 as of December 31, 2010 and September 30, 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans.  This analysis is performed on a monthly basis.  The Company uses the following definitions of risk ratings:

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected these potential weaknesses may result in the deterioration of the repayment prospects for the loan or the institution’s credit position at some current future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of gross loans is as follows:

	Special Mention	Substandard	Doubtful
Real estate - residential mortgage	$1,390	$8,139	$-
Real estate - commercial mortgage	15,458	24,328	-
Acquisition, development and construction	39,110	62,129	-
Commercial business loans	7,432	18,337	118
Consumer loans	198	1,804	-

Total	$63,588	$114,737	$118

The following table is made up of pass gross loans as of December 31, 2010:

	Current Loans	30 - 59 days Delinquent	60 - 89 days Delinquent
Real estate - residential mortgage	$385,657	$1,163	$471
Real estate - commercial mortgage	570,565	2,232	-
Acquisition, development and construction	121,449	1,178	-
Commercial business loans	207,631	-	96
Consumer loans	229,851	396	370

Total	$1,515,153	$4,969	$937

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

5.	Fair value measurements

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with at a fair value of $9,534.  As of December 31, 2010, these securities have an amortized cost of $6,138 and a fair value of $5,936.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of December 31, 2010. These securities have a weighted average coupon rate of 2.96%, a weighted average life of 4.78 years, a weighted average 1 month prepayment history of 5.29 years and a weighted average twelve month default rate of 3.02 CDR.  One of the four securities is below investment grade and has an amortized cost of $2,233 and a fair value of $2,011 at December 31, 2010.  The remaining three securities are rated at or above Aa3.

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

A summary of assets and liabilities at December 31, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury	$65,530	$65,530	$-	$-
Federal agencies	396,983	-	396,983	-
Obligations of states and political subdivisions	191,984	-	191,984	-
Government issued or guaranteed mortgage-backed securities	179,113	-	179,113	-
Privately issued collateralized mortgage obligation	5,936	-	-	5,936
Corporate debt securities	29,564	-	29,564	-
Equities	886	-	886	-
Total investment securities available for sale	869,996	65,530	798,530	5,936

Other assets 1	570	-	570	-

Total assets	$870,566	$65,530	$799,100	$5,936

Other liabilities2	$75	$-	$75	$-

Total Liabilities	$75	$-	$75	$-
1	Interest rate caps and swaps
2	Swaps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$418,312	$418,312	$-	$-
Obligations of states and political subdivisions	191,657	-	191,657	-
Government issued or guaranteed mortgage-backed securities	253,618	-	253,618	-
Privately issued collateralized mortgage obligation	5,996	-	-	5,996
Corporate debt securities	30,540	-	30,540	-
Equities	889	-	889	-
Total investment securities available for sale	901,012	418,312	476,704	5,996

Other assets 1	435	-	435	-

Total assets	$901,447	$418,312	$477,139	$5,996

Other liabilities2	$173	$-	$173	$-

Total Liabilities	$173	$-	$173	$-
1	Interest rate caps and swaps
2	Swaps

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending December 31, 2010:

Privately issued CMOS
Balance at September 30, 2010	$5,996
Pay downs	(216)
(Amortization) and accretion	-
Change in fair value	156
Balance at December 31, 2010	$5,936

The following categories of financial assets, are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans and Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $12,067 and $28,717 which equals the carrying value less the allowance for loan losses allocated to these loans at December 31, 2010 and September 30, 2010, respectively.  Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2010.  Changes in fair value recognized on provisions on loans held by the Company were $864 and $848 for three months ended December 31, 2010 and 2009, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  Changes in fair value of mortgage servicing rights recognized for the three months ended December 31, 2010 was an increase of $305.  A valuation allowance of $0 and $54 was recorded at December 31, 2010 and September 30, 2010, respectively, reflecting the lower of amortized cost or fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $3,585 and $3,891 at December 31, 2010 and September 30, 2010, respectively. There were no changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending December 31, 2010 and 2009, respectively.

A summary of assets and liabilities at December 31, 2010 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2010	Level 1	Level 2	Level 3

Impaired loans with specific allowance allocations	$12,067	$-	$-	$12,067

Total	12,067	-	-	12,067

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3

Impaired loans with specific allowance allocations	$28,717	$-	$-	$28,717
Mortgage servicing rights	1,172	-	-	1,172
Total	29,889	-	-	29,889

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	December 31		September 30
	2010		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$34,844	$34,844	$90,872	$90,872
Securities available for sale	869,996	869,996	901,012	901,012
Securities held to maturity	30,425	31,255	33,848	35,062
Loans	1,668,466	1,672,750	1,670,698	1,680,939
Loans held for sale	3,051	3,051	5,890	5,934
Accrued interest receivable	10,838	10,838	11,069	11,069
FHLB of New York stock	23,275	23,275	19,572	19,572
Financial liabilities:
Non-maturity deposits	(1,572,509)	(1,572,509)	(1,765,129)	(1,765,129)
Certificates of Deposit	(407,559)	(409,882)	(377,573)	(380,744)
FHLB and other borrowings	(495,783)	(552,197)	(415,247)	(473,785)
Mortgage escrow funds	(17,090)	(17,087)	(8,198)	(8,198)
Accrued interest payable	(2,323)	(2,323)	(2,307)	(2,307)

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

The fair values of the Company’s off –balance-sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties.  At December 31, 2010 and September 30, 2010, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

6.	Securities

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Mortgage-backed securities-residential
Fannie Mae	$79,310	$764	$(878)	$79,196
Freddie Mac	31,058	446	(444)	31,060
Ginnie Mae	38	3	-	41
CMO/Other MBS	77,137	342	(2,727)	74,752
	187,543	1,555	(4,049)	185,049
Investment securities
U.S. Government securities	65,830	325	(625)	65,530
Federal agencies	400,928	651	(4,596)	396,983
Corporate bonds	29,167	567	(170)	29,564
State and municipal securities	190,316	3,133	(1,465)	191,984
Equities	1,146	-	(260)	886
	687,387	4,676	(7,116)	684,947

Total available for sale	$874,930	$6,231	$(11,165)	$869,996

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$149,084	$4,105	$(1)	$153,188
Freddie Mac	56,632	1,820	-	58,452
Ginnie Mae	9,047	268	-	9,315
CMO/Other MBS	38,338	680	(359)	38,659
	253,101	6,873	(360)	259,614
Investment securities
U.S. Government securities	71,071	1,222	-	72,293
Federal agencies	344,154	1,919	(54)	346,019
Corporate bonds	29,406	1,134	-	30,540
State and municipal securities	180,879	10,798	(20)	191,657
Equities	1,146	-	(257)	889
	626,656	15,073	(331)	641,398

Total available for sale	$879,757	$21,946	$(691)	$901,012

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

	December 31, 2010
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$5,906	$5,962
One to five years	474,444	471,460
Five to ten years	144,691	145,656
Greater than ten years	61,200	60,983
Total	$686,241	$684,061

Proceeds from sales of securities available for sale totaled $224,797 and $139,237, for the first quarters ending December 31, 2010 and 2009, respectively. These sales resulted in gross realized gains of $4,202 and $2,524 for the first quarter ending December 31, 2010 and 2009 respectively, and gross realized losses of $0 and $136 for the first quarter ending December 31, 2010 and 2009 respectively.

Securities, including held to maturity securities, with carrying amounts of $227,062 and $228,442 were pledged as collateral for borrowings at December 31, 2010 and September 30, 2010, respectively. Securities with carrying amounts of $260,253 and $490,730 were pledged as collateral for municipal deposits and other purposes at December 31, 2010 and September 30, 2010, respectively.

Securities Available for Sale with Unrealized Losses.  The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities-residential	$115,542	$(3,817)	$2,186	$(232)	$117,728	$(4,049)
U.S. Government and agency securities	353,288	(5,221)	-	-	353,288	(5,221)
Corporate bonds	14,662	(170)	-	-	14,662	(170)
State and municipal securities	68,100	(1,465)	-	-	68,100	(1,465)
Equity securities	96	(9)	790	(251)	886	(260)
Total	$551,688	$(10,682)	$2,976	$(483)	$554,664	$(11,165)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities-residential	$610	$(8)	$5,511	$(352)	$6,121	$(360)
U.S. Government and agency securities	40,638	(54)	-	-	40,638	(54)
Corporate bonds	-	-	-	-	-	-
State and municipal securities	1,541	(20)	-	-	1,541	(20)
Equity securities	99	(6)	790	(251)	889	(257)
Total	$42,888	$(88)	$6,301	$(603)	$49,189	$(691)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis).  Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at December 31, 2010, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges.  As of December 31, 2010 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Substantially all of the unrealized losses at December 31, 2010 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2010. A total of 243 available for sale securities were in a continuous unrealized loss position for less than 12 months and 10 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $6,138 and a fair value (carrying value) of $5,936  as of December 31, 2010.  One of the four securities is below investment grade and has an amortized cost of $2,233 and a fair value of $2,011 at December 31, 2010. The remaining three securities are rated at or above Aa3.

These securities were all performing as of December 31, 2010 and are expected to perform based on current information.  In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected.  The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,744	$88	$-	$1,832
Freddie Mac	2,304	117	-	2,421
Ginnie Mae	11	-	-	11
CMO/Other MBS	693	19	-	712
	4,752	224	-	4,976
Investment securities
State and municipal securities	24,673	676	(102)	25,247
Other	1,000	32	-	1,032
	25,673	708	(102)	26,279

Total held to maturity	$30,425	$932	$(102)	$31,255

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,835	$96	$-	$1,931
Freddie Mac	2,389	124	-	2,513
Ginnie Mae	16	1	-	17
CMO/Other MBS	729	19	-	748
	4,969	240	-	5,209
Investment securities
State and municipal securities	27,879	980	(44)	28,815
Other	1,000	38	-	1,038
	28,879	1,018	(44)	29,853

Total held to maturity	$33,848	$1,258	$(44)	$35,062

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	December 31, 2010
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$10,108	$10,168
One to five years	8,318	8,639
Five to ten years	2,078	2,231
Greater than ten years	5,169	5,241
Total	$25,673	$26,279

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	$1,010	$(27)	$645	$(75)	$1,655	$(102)
Total	$1,010	$(27)	$645	$(75)	$1,655	$(102)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	-	-	676	(44)	676	(44)
Total	$-	$-	$676	$(44)	$676	$(44)

All of the unrealized losses on held to maturity securities at December 31, 2010 relate to local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at December 31, 2010. There were 2 held-to-maturity securities in a continuous unrealized loss position for less than 12 months, and 1 security for 12 months or longer. For securities with fixed maturities, there were no securities past due nor securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

7.	Deposits

Major classifications of deposits are summarized below:

	December 31,	September 30,
	2010	2010
Demand Deposits
Retail	$170,156	$174,731
Business	290,489	277,217
Municipal	10,913	77,909
NOW Deposits
Retail	148,359	139,517
Business	32,463	34,105
Municipal	112,184	241,995
Total transaction accounts	764,564	945,474
Savings	399,472	392,321
Money market	408,473	427,334
Certificates of deposit	407,559	377,573
Total deposits	$1,980,068	$2,142,702

Municipal deposits of $285,829 and $513,760 were included in total deposits at December 31, 2010 and September 30, 2010, respectively.  Deposits received for tax receipts were approximately $219,000 at September 30, 2010.  The Company had $73,584 (including certificates of deposit account registry service (CDAR’s) reciprocal CDs of  $9,273) at December 31, 2010 and at September 31,2010 the company had $18,554  ($7,889 of which were reciprocal CDAR’s) of brokered deposits as of December 31,2010 and September 30, 2010, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

8.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2010		September 30, 2010
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$222,483	2.20%	$141,251	4.16%
FHLB Repurchase agreements	221,803	3.81%	222,500	3.98%
Senior Debt (FDIC insured)	51,497	2.74%	51,496	2.75%
Total borrowings	$495,783	2.98%	$415,247	3.88%
By remaining period to maturity:
Less than one year	$128,221	1.17%	$44,873	3.82%
One to two years	51,497	2.74%	73,996	3.14%
Two to three years	40,578	1.83%	27,708	4.00%
Three to four years	31,990	3.63%	25,125	4.14%
Four to five years	20,000	2.96%	20,000	2.96%
Greater than five years	223,497	4.19%	223,545	4.19%
Total borrowings	$495,783	2.98%	$415,247	3.88%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2010 and September 30, 2010, the Bank had pledged mortgages totaling $280,669 and $313,587 respectively.  The Bank had also pledged securities with carrying amounts of $227,062 and $228,442 as of December 31, 2010 and September 30, 2010 respectively, to secure borrowings.  As of December 31, 2010, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $387,722.  FHLB advances are subject to prepayment penalties if repaid prior to maturity.

FHLB borrowings (includes advance and repurchase agreements) of $227,500 at December 31, 2010 and September 30, 2010 respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 5.91 years and 6.16 years and weighted average interest rates of 4.24% and 4.24% at December 31, 2010 and September 30, 2010, respectively.  An additional $40 million are putable on a one time basis after initial lockout periods beginning in February 2011 with an weighted average interest rate of 3.27%.

The Company had restructured $44.1million of its FHLBNY advances which had a weighted average rate of 3.78% and a duration of 1.2 years, into new borrowings with a weighted average rate of 2.83%, duration of 2.6 years and an annualized interest expense savings of approximately $467,000 at December 31, 2010 at the time of restructuring.  Prepayment penalties of $1,751 associated with the modifications are being amortized over the modification period on a level yield basis.

9.	Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits.   These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for December 31, 2010 and December 31, 2009 was a fair value gain of $234 and $380, respectively.  The fair value of the interest rate caps at December 31, 2010, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manage this risk by entering into corresponding and offsetting interest rate risk agreements with third parties.   The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument.  There was no net gain or loss recorded in earnings during the first fiscal quarters of 2011 and 2010.  Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

At December 31, 2010, summary information regarding these derivatives is presented below:

	Notional Amount	Average Maturity	Weighted Average Rate	Weighted Average Variable Rate	Fair Value

Interest Rate Caps	$50,000	3.93	3.75	NA %	$496
3rd party interest rate swap	1,174	9.37	6.25	1 m Libor + 2.5%	74
Customer interest rate swap	(1,174)	9.37	6.25	1 m Libor + 2.5%	(74)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments and, therefore are carried at estimated fair value on the consolidated balance sheets.  The fair values of these commitments are not considered material

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

Basic earnings per common share are computed as follows:

	For the Three Months
	Ended December31,
	2010	2009
Weighted average common shares outstanding (basic), in '000s	37,552	38,576
Net Income	$6,720	$6,166
Basic earnings per common share	$0.18	$0.16

Diluted earnings per common share are computed as follows:

	For the Three Months
	Ended December 31,
	2010	2009
Weighted average common shares outstanding (basic), in '000s	37,552	38,576
Effect of common stock equivalents	-	73
	37,552	38,649
Net Income	$6,720	$6,166
Diluted earnings per common share	$0.18	$0.16

Anti-dilutive shares excluded in the determination of earnings per share were 1,916,707 and 1,933,827 at December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, the Company had $22,466 in outstanding letters of credit, of which $4,805 was secured by cash and  $4,997 were secured by collateral.  The carrying values of these obligations are considered immaterial.

12.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended		Three months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service Cost	$-	$-	$7	$8
Interest Cost	378	393	27	27
Expected return on plan assets	(498)	(483)	-	-
Amortization of net transition obligation	-	-	6	6
Amortization of prior service cost	-	-	12	12
Amortization of (gain) or loss	509	378	(24)	(23)
	$389	$288	$28	$30

As of December 31, 2010, contributions totaling $9 have been deposited into the pension plan.    The Company has not yet determined additional contributions to be made during the fiscal year 2011.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $22 for both the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010 there were$1.6 million in contributions to fund benefit payments related to the SERP.

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

Additional factors that may affect our results are discussed in our annual report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

The Company provides financial services to individuals and businesses in located principally in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking offices and investing those deposits, together with funds generated from operations and borrowings into commercial real estate loans, commercial business loans, ADC loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services through its subsidiary, HVIA. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

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

The last recession and slow recovery over the past two years have resulted in borrowers experiencing higher levels of stress, which resulted in increased levels of charge-offs and provisions for loan losses during fiscal years 2009 and 2010. However, we have seen the levels of charge offs abate during the last few quarters.  During the first quarter of fiscal year 2011 provisions were only modestly in excess of our net charge-offs. Management of the loan portfolio continues to be a top priority. We were able to grow commercial real estate loans, which was substantially offset by declines in one-to-four family residential mortgages as we sold a substantial portion of our new production.

In addition, we continue to experience pressure on net interest income. Low rates continue to have the effect of causing many assets to prepay or to be called. In anticipation of this, we have also been selling certain investment securities when market conditions imply it is in our best interest to do so. Reinvestment of cash is necessarily made at lower interest rates. At this time we feel that equilibrium has been reached as we are purchasing investment securities at rates equal to the overall investment portfolio yield.  Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits, and continuation of our deposit pricing discipline. Transaction accounts seasonally declined 19.1% during the first fiscal quarter of 2011 due to the withdrawal of tax deposits by municipalities subsequent to September 30, 2010.  Money market deposits also declined, while CDs grew as a result of CDAR’s one way brokered deposits which were obtained on a short term basis at interest rates substantially below FHLB overnight advance rates.

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

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Total assets as of December 31, 2010 were $2.9 billion, as compared to 3.0 billion as of September 30, 2010.   Cash and due from banks decreased $56 million to $34.8 million at December 31, 2010 due primarily to seasonal declines in municipal tax deposits.  The Company had $3.1 million in loans held for sale as of December 31, 2010 and $5.9 million at September 30, 2010.

Net loans as of December 31, 2010 were $1.7 billion, essentially unchanged from September 30, 2010.  The composition of the portfolio changed as a result of our emphasis on commercial lending and sales of substantially all new residential mortgage production.  Commercial real estate loans increased $26.3 million, or 3.2%, and Acquisition, Development and Construction loans (ADC) decreased $5.3 million or 2.3% to $223.9 million compared to $229.2 million as of September, 2010. Consumer loans decreased by $5.6 million, or 3.4%, during the first quarter ended December 31, 2010, residential loans decreased by $17.4 million, or 4.2%.  Total loan originations, including loans originated for sale were $182 million for the first quarter ended December 31, 2010, while repayments were $151.9 million for the first quarter ended December 31, 2010. There were increases in the loan loss reserves for ADC, commercial business loans and home equity lines of credit, with decreases in commercial real estate and residential mortgages.  The variances were driven by modifications in reserve factors as well as changes in loan balances.

Total securities decreased by $34.4 million, to $900.4 million at December 31, 2010 from $934.9 million at September 30, 2010.   Security purchases were $305.1 million, sales of securities were $224.8 million, and maturities, calls, and repayments were $88.7 million.  Carrying values of securities were reduce by $26.2 million due to unrealized losses.

Deposits as of December 31, 2010 were $2 billion, a decrease of $162.6 million, or 7.6%, from September 30, 2010.  As of December 31, 2010 transaction accounts were 38.6% of deposits, or $764.6 million compared to $945.5 million or 44.1% at September 30, 2010. As of December 31, 2010 savings deposits were $399.5 million, an increase of $7.2 million or 1.8%.  Money market accounts decreased $18.9 million or 4.4% to $408.5 million at December 31, 2010.  Of this decline $219 million were from seasonal activity in municipal deposits.  Offsetting the decreases in savings and money market accounts was a increase of $30 million, or 7.9% in certificates of deposits as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place.  The Company attributes the change in mix and net increases in certificates of deposits to the CDARS Program.

Borrowings increased by $80.5 million, or 22.1%, from September 2010, to $495.8 million. Borrowings increased as seasonal municipal tax deposits rolled off.  The Company had restructured $44.1million of its FHLBNY advances which had a weighted average rate of 3.78% and a duration of 1.2 years, into new borrowings with a weighted average rate of 2.83%, duration of 2.6 years and an annualized interest expense savings of approximately $467,000 at December 31, 2010 at the time of restructuring.  Prepayment penalties of $1,751 associated with the modifications are being amortized over the modification period on a level yield basis.

Stockholders’ equity decreased $11.3 million from September 30, 2010 to $419.6 million at December 31, 2010. The decrease was due to $4.6 million increase in the Company’s retained earnings offset by $15.4 million decline in accumulated other comprehensive income, after realizing securities gains in the first quarter of $4.2 million.  During the first quarter ending December 31, 2010, the Company repurchased 82,602 shares of its common stock at a cost of $757,000  under the treasury repurchase program.

As of December 31, 2010 the Company had authorization to purchase up to additional 1,151,565 shares of common stock.  Bank Tier I capital to assets was 8.89% at December 31, 2010. Tangible capital as a percentage of tangible assets at the holding company level was 9.20%.

Credit Quality (Also see Note 4 to the consolidated financial statements)

Net charge-offs for the three months ended December 31, 2010 were $1.9 million (0.45% of average loans, on an annualized basis) compared to $2.6 million (0.61% of average loans, on an annualized basis) for the same period in the prior year.  On a linked-quarter basis net charge-offs were $2.4 million for the quarter ended September 30, 2010..

Our year-to-date provision of $2.1 million resulted in a small net increase in the allowance for loan losses of nearly $193 thousand, from $30.8 million at September 30, 2010 to $31.0 million at December 31, 2010. For the three months ended December 31, 2010 our provision was $2.1 million compared to $1.9 million in net charge-offs.

Our substandard loans at December 31, 2010 were $114.7 million compared to $131.8 million at September 30, 2010, while special mention loans went from $37.9 million at September 30, 2010 to $63.6 million at December 31, 2010.  The decline in the substandard category was primarily due to the performance upgrade of approximately $10 million in the ADC portfolio for the quarter ended December 31, 2010, as well as payments of approximately $7.0 million.  Special mention loans increased due to the aforementioned upgrade with an additional $17 million in loans downgraded from pass during the quarter.  This amount  consisted primarily of  two relationships, of which the majority is commercial real estate related.

Nonperforming loans at December 31, 2010 were $36.2 million compared to $26.8 million at September 30, 2010. The increase was due primarily to one $6.5 million commercial ADC relationship and two residential ADC borrowing relationships that were already classified as substandard.  At December 31, 2010, the allowance for loan losses was 86% of nonperforming loans and 1.82% of the average loan portfolio.  At September 30, 2010, the allowance for loan losses was 115% of nonperforming loans and 1.82% of the average loan portfolio.  The current weighted average loan to value  of mortgage secured non performing loans before and after specific reserves was 85% and 78%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

Net income for the three months ended December 31, 2010 was $6.7 million, an increase of $554,000 compared to $6.2 million for the same period in fiscal 2010.  Net interest income before provision for loan losses for the three months ended December 31, 2010, increased by $298,000 to $23.2 million, compared to $22.9 million for the same period in the prior year.  The provision for loan losses for the three months ended December 31, 2010 was $2.1 million compared to $2.5 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the three months ended December 31, 2010, decreased 4 basis points compared to the same period last year from 3.70% to 3.66%.  Non-interest income for the three months ended December 31, 2010, was $9.9 million, an increase of $1.8 million, compared to $8.1 million for the same period last year. The increase was due to higher gains on sale of securities and loans, offset in part by lower deposit fees and service charges.  Non-interest expense increased $1.4 million or 7.0%, to $21.3 million for the three months ended December 31, 2010, compared to $19.9 million for the same period in the prior year. The increase is primarily due to medical and retirement plan expense, staffing and occupancy expense of $528,000 for new offices in Westchester and Nyack, and professional fees.

Earnings excluding securities gains and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding theses factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Three months ended
	December 31,
	2010		2009
Net Income
Net Income	$6,720		6,166
Securities gains1	(2,496)		(1,418)
Fair value loss on interest rate caps1	(139)		(226)
Net adjusted income	$4,085		$4,522

Earnings per common share
Diluted Earnings per common share	$0.18		$0.16
Securities gains1	(0.07)		(0.04)
Fair value loss on interest rate caps1			-
Diluted adjusted earnings per common share	$0.11	2	$0.12

Non-interest income
Total non-interest income	$9,883		$8,093
Securities gains	(4,202)		(2,388)
Fair value loss on interest rate caps	(234)		(380)
Adjusted non interest-income	$5,447		$5,325

1After marginal tax effect 40.61%
2 Rounding

Relevant operating results performance measures follow:

	Three Months Ended
	December 31,
	2010	2009
Per common share:
Basic earnings	$0.18	$0.16
Diluted earnings	0.18	0.16
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.90%	0.85%
Equity	6.22%	5.76%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,040,065	$14,864	5.67%	$953,986	$13,909	5.78%
Consumer loans	238,319	2,673	4.45	252,507	2,902	4.56
Residential mortgage loans	403,567	5,668	5.57	448,151	6,589	5.83
Total net loans 1	1,681,951	23,205	5.47	1,654,644	23,400	5.61
Securities-taxable	692,346	3,530	2.02	626,734	4,752	3.01
Securities-tax exempt 2	221,802	2,961	5.30	201,706	2,915	5.73
Federal Reserve excess reserves	8,459	20	0.94	56,161	35	0.25
Other earning assets	24,257	380	6.22	24,720	336	5.39
Total securities and other earning assets	946,864	6,891	2.89	909,321	8,038	3.51
Total interest-earning assets	2,628,815	30,096	4.54	2,563,965	31,438	4.86
Non-interest-earning assets	332,643			322,915
Total assets	$2,961,458			$2,886,880
Interest bearing liabilities:
NOW Checking	$317,876	173	0.22%	$291,844	179	0.24%
Savings, clubs and escrow	405,177	109	0.11	372,911	96	0.10
Money market accounts	433,865	339	0.31	397,710	407	0.41
Certificate accounts	406,241	1,021	1.00	477,377	2,108	1.75
Total interest-bearing deposits	1,563,159	1,642	0.42	1,539,842	2,790	0.72
Borrowings	481,939	4,234	3.49	485,759	4,742	3.87
Total interest-bearing liabilities	2,045,098	5,876	1.14	2,025,601	7,532	1.48
Non- interest bearing deposits	470,873			418,961
Other non-interest-bearing liabilities	16,587			17,980
Total liabilities	2,532,558			2,462,542
Stockholders' equity	428,900			424,338
Total liabilities and equity	$2,961,458			$2,886,880
Net interest rate spread			3.40%			3.39%
Net earning assets	$583,717			$538,364
Net interest margin		24,220	3.66%		23,906	3.70%
Less tax equivalent adjustment 2		(1,036)			(1,020)
Net interest income		$23,184			$22,886
Ratio of average interest-earning assets to average interest bearing liabilities	128.54%			126.58%
_______________________________________________________
1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31,
	2010 vs. 2009
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,222	$(267)	$955
Consumer loans	(161)	(68)	(229)
Residential mortgage loans	(636)	(285)	(921)
Securities-taxable	454	(1,676)	(1,222)
Securities-tax exempt2	274	(228)	46
Federal Reserve excess reserves	(49)	34	(15)
Other earning assets	(9)	53	44
Total interest income	1,095	(2,437)	(1,342)
Interest-bearing liabilities
NOW checking	12	(18)	(6)
Savings	6	7	13
Money market	35	(103)	(68)
Certificates of deposit	(280)	(807)	(1,087)
Borrowings	(37)	(471)	(508)
Total interest expense	(264)	(1,392)	(1,656)
Net interest margin	1,359	(1,045)	314
Less tax equivalent adjustment2	(99)	83	(16)
Net interest income	$1,260	$(962)	$298
_______________________________________________________
1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2010 increased by $298,000 to $23.2 million, compared to $22.9 million for the quarter ended December 31, 2009. Net interest income on a tax-equivalent basis increased by $314,000 to $24.2 million for the quarter ended December 31, 2010, compared to $23.9 million for the quarter ended December 31, 2009.  Increased commercial loan volume and lower rates on certificates of deposit outweigh lower yields on investmet securities purchased to replace securities that matured or were sold.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. We recorded $2.1 million in loan loss provisions for the quarter ended December 31, 2010, or $193,000 more than net charge-offs.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the three months ended December 31, 2010 increased by $1.8 million, or 22.1% to $9.9 million.  The increase was due to gains on sales of securities and loans.  The Bank has been selling new conforming fixed rate residential mortgage loan originations in the secondary market to control interest rate risk.   Partially offsetting these increases in non interest income was lower deposit fees and service charges.  The decline in fees is primarily related to changes in customer behavior regarding overdrafts.

Non-interest expense for the three months ended December 31, 2010 increased by $1.4 million, or 6.9%, to $21.3 million.  The increase is primarily due to increased retirement plan expense, staffing for new offices in Westchester and Nyack, professional fees and occupancy costs for new locations.  Office and staff expansion accounted for approximately $528,000 of the increase in compensation and office and occupancy costs in the first quarter of fiscal 2011 as compared to fiscal 2010.

Income Tax expense increased $559,000 to $3.0 million for the three months ended December 31, 2010, as compared to $2.4 million for the three months ended December 31, 2009.  The effective tax rate was 30.7% and 28.2%, respectively.  The increase is mainly due to the elimination of the New York State Thrift bad debt deduction, but was offset in part by our captive insurance company.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2010 and 2009, our loan originations totaled $182.0 million and $114.3 million, respectively. Purchases of securities available for sale totaled $301.1 million and $234.9 million for the three months ended  December 31, 2010 and 2009, respectively. Purchases of securities held to maturity totaled $4.0 million and $11.5 million for the three months ended December 31, 2010 and 2009, respectively. These activities were funded primarily by sales of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $46.5 million at December 31, 2010, and consisted of $35.1 million at adjustable or variable rates and $11.3 million at fixed rates. Unused lines of credit granted to customers were $327.0 million at December 31, 2010. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $51.4 million and $50.9 million at December 31, 2010 and September 30, 2010, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $162.3 million and $212.6 million for the three months ended December 31, 2010 and 2009, respectively.  Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets improved during fiscal 2010 from the extreme conditions that existed for fiscal 2009.  Credit spreads narrowed steadily during the past year and many are very near historically low levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $495.8 million was outstanding at December 31, 2010. At December 31, 2010, we had the ability to borrow an additional $98.8 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $387.7 million by pledging securities not required to be pledged for other purposes as of December 31, 2010.   Further, at December 31, 2010 we had only $73.6 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $9.3 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds.   Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors.  As of December 31, 2010, the Company’s tangible capital as a percent of tangible assets decreased to 9.20%, while its tangible book value decreased to $6.69 per share at December 31, 2010.  The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	December 31,	September 30,
	2010	2010
Total assets	$2,940,513	$3,021,025
Goodwill and other amortizable intangibles	(164,090)	(164,501)
Tangible assets	$2,776,423	$2,856,524

Stockholders' equity	$419,642	$430,955
Goodwill and other amortizable intangibles	(164,090)	(164,501)
Tangible stockholders' equity	$255,552	$266,454

Outstanding Shares		38,262,288
Tangible capital as a % of tangible assets (consolidated)	9.20%	9.33%
Tangible book value per share	$6.69%	$6.96

The Company declared a dividend of $0.06 per share payable on February 10, 2011 to stockholders of record on January 31, 2011.

The following table sets forth the Bank’s regulatory capital position at December 31, 2010 and September 30, 2010, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as wellcapitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Tangible capital	$247,503	8.9%	$41,764	1.5%	$—	—
Tier 1 (core) capital	247,503	8.9	111,372	4.0	139,215	5.0%
Risk-based capital:
Tier 1	247,503	12.6	—	—	117,541	6.0
Total	272,071	13.9	156,722	8.0%	195,902	10.0
September 30, 2010:
Tangible capital	$240,230	8.4%	$42,784	1.5%	$—	—
Tier 1 (core) capital	240,230	8.4	113,958	4.0	142,447	5.0%
Risk-based capital:
Tier 1	240,230	12.1	—	—	119,251	6.0
Total	265,148	13.3	159,002	8.0%	198,752	10.0

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

Estimated Changes in NPV and NII.  The table below sets forth, as of December 31, 2010, the estimated changes in our NPV and our NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase (Decrease)			Increase (Decrease) in
Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$267,165	$(38,968)	-12.7%	$93,581	$7,232	8.4%
+200	285,463	(20,670)	-6.8%	91,587	5,238	6.1%
+100	302,267	(3,866)	-1.3%	89,611	3,262	3.8%
0	306,133	0	0.0%	86,349	0	0.0%

The table set forth above indicates that at December 31, 2010, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 6.8% decrease in NPV and a 6.1% increase in NII.  Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII.

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

During the first quarter of fiscal year 2011, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities increased by 19 basis points from 0.42% to 0.61% during the first quarter of fiscal year 2011 while the yield on U.S. Treasury 10 year notes increased 77 basis points from 2.53% to 3.30% over the same time period.  The disproportionately greater rate of increase on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the past first quarter of fiscal year 2011 than it was when the year began.  To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.  We hold $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature.  The value at risk is $496,000.

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

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1 - October 31	-	$-	-	1,234,167
November 1 - November 30	82,602	9.17	82,602	1,151,565
December 1 - December 31	-	-	-	1,151,565
Total	82,602	$9.17	82,602

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and reserved).

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	February 8, 2011	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 8, 2011	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)