Form 10-Q
period 2011-03-31
PROVIDENT NEW YORK BANCORP
filed 2011-05-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 2, 2011

$0.01 per share	38,035,034

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	March 31,	September 30,
	2011	2010
ASSETS
Cash and due from banks	$72,670	$90,872
Securities (note 6) (including $608,279 and $719,172 pledged as collateral for borrowings and deposits at March 31, 2011 and September 30, 2010 respectively)
Available for Sale	833,179	901,012
Held to maturity, at amortized cost (fair value of $29,203 and $35,062 at March 31, 2011 and September 30, 2010, respectively)	28,054	33,848
Total securities	861,233	934,860
Loans held for sale	—	5,890
Loans (notes 3 and 4):
Gross loans	1,684,827	1,701,541
Allowance for loan losses	(30,130)	(30,843)
Total loans, net	1,654,697	1,670,698
Federal Home Loan Bank (“FHLB”) stock, at cost	18,179	19,572
Accrued interest receivable	11,345	11,069
Premises and equipment, net	42,830	43,598
Goodwill	160,861	160,861
Core deposit and other intangible assets	2,857	3,640
Bank owned life insurance	51,985	50,938
Other assets	42,634	29,027
Total assets	$2,919,291	$3,021,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 7)	$2,089,904	$2,142,702
FHLB borrowings (including repurchase agreements of $211,159 and $222,500 at March 31, 2011 and September 30, 2010, respectively) (note 8)	327,943	363,751
Borrowings senior unsecured note (FDIC insured) (note 8)	51,498	51,496
Mortgage escrow funds	14,286	8,198
Other liabilities	15,391	23,923
Total liabilities	2,499,022	2,590,070
Commitments and contingent liabilities (note 13)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)		—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,072,942 and 38,262,288 shares outstanding at March 31, 2011 and September 30, 2010, respectively)	459	459
Additional paid-in capital	357,075	356,912
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(6,387)	(6,637)
Treasury stock, at cost (7,856,610 and 7,667,264 shares at March 31, 2011 and September 30, 2010, respectively)	(89,090)	(87,336)
Retained earnings	168,300	162,433
Accumulated other comprehensive income (loss), net of taxes	(10,088)	5,124
Total stockholders’ equity	420,269	430,955
Total liabilities and stockholders’ equity	$2,919,291	$3,021,025

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$22,039	$22,655	$45,244	$46,055
Taxable securities	3,531	4,724	7,061	9,476
Non-taxable securities	1,901	1,901	3,826	3,796
Other earning assets	332	347	732	718
Total interest and dividend income	27,803	29,627	56,863	60,045
Interest expense:
Deposits	1,585	2,201	3,227	4,991
Borrowings	3,707	4,492	7,941	9,234
Total interest expense	5,292	6,693	11,168	14,225
Net interest income	22,511	22,934	45,695	45,820
Provision for loan losses (note 4)	2,100	2,500	4,200	5,000
Net interest income after provision for loan losses	20,411	20,434	41,495	40,820
Non-interest income:
Deposit fees and service charges	2,643	2,744	5,410	5,737
Net gain on sale of securities	748	1,884	4,950	4,272
Title insurance fees	274	237	637	548
Bank owned life insurance	553	496	1,047	1,050
Net gain on sale of loans	310	117	852	400
Investment management fees	789	776	1,532	1,555
Fair value (loss) gain on interest rate cap	(2)	(616)	232	(236)
Other	480	475	1,018	880
Total non-interest income	5,795	6,113	15,678	14,206
Non-interest expense:
Compensation and employee benefits (note 12)	11,183	10,824	22,411	21,088
Retirement benefit settlement charge	278	—	278	—
Stock-based compensation plans	296	581	575	1,033
Occupancy and office operations	3,757	3,537	7,392	6,863
Advertising and promotion	843	794	1,796	1,536
Professional fees	1,043	914	2,105	1,748
Data and check processing	691	577	1,333	1,127
Amortization of intangible assets	371	472	783	965
FDIC insurance and regulatory assessments	919	931	1,687	1,715
ATM/debit card expense	366	536	759	1,090
Other	2,044	2,007	3,941	3,902
Total non-interest expense	21,791	21,173	43,060	41,067
Income before income tax expense	4,415	5,374	14,113	13,959
Income tax expense	842	1,207	3,820	3,626
Net Income	$3,573	$4,167	$10,293	$10,333
Weighted average common shares:
Basic	37,496,395	38,188,191	37,524,627	38,384,180
Diluted	37,497,467	38,209,766	37,524,950	38,430,506
Earnings per common share (note 10)
Basic	$0.10	$0.11	$0.27	$0.27
Diluted	$0.10	$0.11	$0.27	$0.27

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

							Accumulated
	Number		Additional	Unallocated			Other	Total
	of	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Shares	Stock	Earnings	Income (loss)	Equity
Balance at September 30, 2010	38,262,288	$459	$356,912	$(6,637)	$(87,336)	$162,433	$5,124	$430,955
Net income	—	—	—	—	—	10,293	—	10,293
Other comprehensive loss	—	—	—	—	—	—	(15,212)	(15,212)
Total comprehensive loss								(4,919)
Deferred compensation transactions	—	—	19	—	—	—	—	19
Stock option transactions, net	—	—	278	—	—	—	—	278
ESOP shares allocated or committed to be released for allocation (24,966 shares)	—	—	(10)	250	—	—	—	240
RRP Awards	19,000	—	(187)	—	187	—	—	—
Vesting of RRP Awards	—	—	63	—	—	—	—	63
Purchase of treasury shares	(208,346)	—	—	—	(1,941)	—	—	(1,941)
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(4,426)	—	(4,426)
Balance at March 31, 2011	38,072,942	$459	$357,075	$(6,387)	$(89,090)	$168,300	$(10,088)	$420,269

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Six Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,293	$10,333
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,200	5,000
Write down of other real estate owned	100	7
Depreciation and amortization of premises and equipment	2,860	2,532
Amortization of intangibles	783	965
Net gain on sales of loans held for sale	(852)	(400)
Net realized gain on sale of securities available for sale	(4,950)	(4,272)
Fair value (income) loss on interest rate cap	(232)	236
Loss on sales of fixed assets	—	54
Net amortization of premium on securities	4,714	2,108
Amortization of premiums on borrowings	(32)	(165)
Amortization of prepaid penalties on borrowings	338	—
ESOP and RRP expense	302	1,032
ESOP forfeitures	(3)	(2)
Retirement benefit settlement expense	278	—
Stock option compensation expense	278	4
Originations of loans held for sale	(37,819)	(23,934)
Proceeds from sales of loans held for sale	44,561	22,581
Increase in cash surrender value of bank owned life insurance	(1,047)	(334)
Deferred income tax expense	(1,225)	(7,261)
Net changes in accrued interest receivable and payable	(726)	(1,241)
Other adjustments (principally net changes in other assets and other liabilities)	(8,692)	(2,666)
Net cash provided by operating activities	13,129	4,577
Cash flows from investing activities
Purchases of available for sale securities	(357,238)	(425,529)
Purchases of held to maturity securities	(8,005)	(15,619)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	131,361	130,954
Held to maturity	10,844	16,547
Proceeds from sales of securities available for sale and held to maturity	270,351	231,019
Loan originations	(261,632)	(197,708)
Loan principal payments	272,853	229,331
Purchase of interest rate derivative	—	(1,368)
Purchase of FHLB stock	(23,239)	(17,281)
Redemption of FHLB stock	24,632	17,693
Purchases of premises and equipment	(2,092)	(4,388)
Proceeds from the sale of premises	—	48
Net cash (used) / provided by investing activities	57,835	(36,301)

(Continued)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Six Months
	Ended March 31,
	2011	2010
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	$(23,967)	$(62,116)
Net decrease in time deposits	(28,831)	(13,213)
Net decrease in short-term borrowings	(62,340)	(7,100)
Gross repayments of long-term borrowings	(57,756)	(2,056)
Restructured debt	89,135	—
Payment of penalties on restructured borrowings	(5,151)	—
Net increase in mortgage escrow funds	6,088	5,000
Treasury shares purchased	(1,941)	(7,694)
Stock option transactions	4	850
Other stock-based compensation transactions	19	42
Cash dividends paid	(4,426)	(4,566)
Net cash used in financing activities	(89,166)	(90,853)
Net decrease in cash and cash equivalents	(18,202)	(122,577)
Cash and cash equivalents at beginning of period	90,872	160,408
Cash and cash equivalents at end of period	$72,670	$37,831

Supplemental information:
Interest payments	$11,618	$15,899
Income tax payments	6,850	4,810
Net change in net unrealized losses recorded on securities available for sale	(26,550)	(9,320)
Change in deferred taxes on net unrealized losses on securities available for sale	10,782	3,783
Real estate acquired in settlement of loans	580	143

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Net Income:	$3,573	$4,167	$10,293	$10,333
Other Comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $158, $1,878, $(8,772) and $(2,050)	229	2,744	(12,828)	(2,998)

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $304, $763, $2,010 and $1,733	444	1,121	2,940	2,539
	(215)	1,623	(15,768)	(5,537)

Change in funded status of defined benefit plans, net of related income tax expense of $306, $147, $380 and $301	449	230	556	454
	234	1,853	(15,212)	(5,083)

Total Comprehensive income (loss)	$3,807	$6,020	$(4,919)	$5,250

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.  Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear.  The results of operations for the six months ended March 31, 2011 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2011.  The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

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

Certain loans amounts from prior periods have been reclassified to conform to the current fiscal year presentation.

2.	Recent Accounting Standards, Not Yet Adopted

Accounting Standards Update (ASU)2011-02, Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring has been issued.  The ASU clarifies which loan modifications constitute troubled debt restructurings and assists creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  This standard is effective for the Company July 1, 2011 and is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	March 31, 2011	September 30, 2010
Real estate - residential mortgage	$411,014	$434,900
Real estate - commercial mortgage	635,639	579,232
Acquisition, development & construction loans	205,293	231,258
Commercial business loans	205,490	217,927
Consumer loans, including home equity loans	227,391	238,224
Total	$1,684,827	$1,701,541

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

4.	Allowance for Loan Losses and Non-Performing Assets

The allowance for loan losses is established through provisions for losses charged to earnings.  Loan losses are charged against the allowance when management believes that the collection of principal is unlikely.  Recoveries of loans previously charged-off are credited to the allowance when realized.  The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio.  Management’s evaluations, which are subject to periodic review by the Company’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions.  Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, and other factors.  Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for the periods indicated are summarized below:

	Three Months Ended March 31, 2011
	1- 4 Family Residential	Commercial Real Estate	Commercial Business	Acquisition Development & Construction	Consumer	Total
Allowance for loan losses:
Beginning Balance	$2,814	$6,284	$9,216	$8,981	$3,741	$31,036
Charge-offs	(287)	(659)	(1,921)	(125)	(159)	(3,151)
Recoveries	1	—	98	—	46	145
Net Charge-offs	(286)	(659)	(1,823)	(125)	(113)	(3,006)
Provision for loan losses	1,011	651	745	(128)	(179)	2,100
Ending Balance	$3,539	$6,276	$8,138	$8,728	$3,449	$30,130
Net charge-offs to average loans outstanding (annualized)						0.71%

	Six Months Ended March 31, 2011
	1- 4 Family Residential	Commercial Real Estate	Commercial Business	Acquisition Development & Construction	Consumer	Total
Allowance for loan losses:
Beginning Balance	$2,587	$5,913	$8,677	$10,231	$3,435	$30,843
Charge-offs	(440)	(876)	(3,280)	(125)	(665)	(5,386)
Recoveries	1	—	389	7	76	473
Net Charge-offs	(439)	(876)	(2,891)	(118)	(589)	(4,913)
Provision for loan losses	1,391	1,239	2,352	(1,385)	603	4,200
Ending Balance	3,539	6,276	8,138	8,728	3,449	30,130
Net charge-offs to average loans outstanding (annualized)						0.58%
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,552	$407	$461	$723	$553	$3,696
Collectively evaluated for impairment	1,987	5,869	7,677	8,005	2,896	26,434
Total ending allowance	$3,539	$6,276	$8,138	$8,728	$3,449	$30,130

Loans:

Loans as of March 31, 2011:
Individually evaluated for impairment	$10,062	$11,328	$1,167	$31,100	$1,876	$55,533
Collectively evaluated for impairment	400,952	624,311	204,323	174,193	225,515	1,629,294
Total ending loans balance	$411,014	$635,639	$205,490	$205,293	$227,391	$1,684,827

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	Three Months Ended March 31, 2010
				Acquisition
	1- 4 Family	Commercial	Commercial	Development
	Residential	Real Estate	Business	& Construction	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,016	$5,999	$8,083	$10,276	$2,593	$29,967
Charge-offs	(198)	(30)	(1,375)	(250)	(594)	(2,447)
Recoveries	—	1	144	251	28	424
Net Charge-offs	(198)	(29)	(1,231)	1	(566)	(2,023)
Provision for loan losses	144	1,067	993	(270)	566	2,500
Ending Balance	$2,962	$7,037	$7,845	$10,007	$2,593	$30,444
Net charge-offs to average loans outstanding (annualized)						0.48%

	Six Months Ended March 31, 2010
				Acquisition
	1- 4 Family	Commercial	Commercial	Development
	Residential	Real Estate	Business	& Construction	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,131	$7,757	$8,758	$7,742	$2,662	$30,050
Charge-offs	(506)	(227)	(3,240)	(455)	(796)	(5,224)
Recoveries	—	15	287	261	55	618
Net Charge-offs	(506)	(212)	(2,953)	(194)	(741)	(4,606)
Provision for loan losses	337	(508)	2,040	2,459	672	5,000
Ending Balance	2,962	7,037	7,845	10,007	2,593	30,444
Net charge-offs to average loans outstanding (annualized)						0.55%
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$536	$986	$356	$979	$219	$3,076
Collectively evaluated for impairment	2,426	6,051	7,489	9,028	2,374	27,368
Total ending allowance	$2,962	$7,037	$7,845	$10,007	$2,593	$30,444

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans substantially consist of nonperforming loans and accruing and performing troubled debt restructured loans.  The recorded investment of an impaired loan includes the unpaid principal balance, negative escrow and any tax in arrears.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

			Allowance	YTD		Cash-basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Impaired	Income	Income
	Balance	Investment	Allocated	Loans	Recognized	Recognized
With no related allowance recorded:
Real estate - residential mortgage	$2,790	$2,984	$—	$2,978	$53	$4
Real estate - commercial mortgage	6,192	6,429	—	6,347	102	16
Acquisition, development and construction	27,839	28,239	—	35,107	403	501
Commercial business loans	434	434	—	578	1	1
Consumer loans	802	808	—	798	17	—
Subtotal	38,057	38,894	—	45,808	576	522

With an allowance recorded:
Real estate - residential mortgage	6,963	7,078	1,552	7,229	27	17
Real estate - commercial mortgage	4,770	4,899	407	5,005	27	2
Acquisition, development and construction	2,822	2,861	723	2,988	—	—
Commercial business loans	733	733	461	720	—	—
Consumer loans	1,068	1,068	553	1,144	—	—
Subtotal	16,356	16,639	3,696	17,086	54	19

Total	$54,413	$55,533	$3,696	$62,894	$630	$541

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2010:

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Real estate - residential mortgage	$2,896	$2,930	$—
Real estate - commercial mortgage	1,658	1,793	—
Acquisition, development and construction	4,732	4,760	—
Commercial business loans	458	458	—
Consumer loans	378	378	—
Subtotal	10,122	10,319	—

With an allowance recorded:
Real estate - residential mortgage	5,682	5,879	800
Real estate - commercial mortgage	6,974	7,203	399
Acquisition, development and construction	15,613	15,652	766
Commercial business loans	1,365	1,365	511
Consumer loans	1,663	1,664	570
Subtotal	31,297	31,763	3,046

Total	$41,419	$42,082	$3,046

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Average impaired loans for the six months ended September 30, 2010 were $27,032.  Listed below are the interest income recognized during impairment and cash received for interest during impairment for the six months ending March 31, 2011 and March 31, 2010, respectively.

	March 31,	March 31,
	2011	2010
Interest income recognized during impairment	$630	$988
Cash-basis interest income recognized	541	579

The following table sets forth the amounts and categories of the Company’s non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2011		September 30, 2010

	90 days past due Still accruing	Non- Accrual	90 days past due Still accruing	Non- Accrual
Non-performing loans:
One- to four- family	$2,536	$7,106	$1,953	$6,080
Commercial real estate	3,984	7,906	2,971	6,886
Commercial business	180	655	—	1,376
Acquisition, development and construction loans	—	12,940	—	5,730
Consumer	712	1,158	503	1,341
Total non-performing loans	$7,412	$29,765	$5,427	$21,413

Real estate owned:
Land		2,620		2,029
Commercial real estate		2,425		1,507
One- to four-family		306		355
Total real estate owned		5,351		3,891

Total non-performing assets		$42,528		$30,731

Troubled Debt Restructurings still accruing and not included above		$21,954		$16,047

Ratios:
Non-performing loans to total loans		2.21%		1.58%
Non-performing assets to total assets		1.46%		1.02%
Allowance for loan losses to total non-performing loans		81%		115%
Allowance for loan losses to average loans		1.77%		1.82%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Troubled Debt Restructurings:
Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty.  Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items. Total troubled debt restructurings were $25,934 and $21,504 at March 31, 2011 and September 30, 2010, respectively.  There were $3,980 and $5,457 in troubled debt restructurings included in non- performing loans at March 31, 2011 and September 30, 2010, respectively.  Troubled debt restructurings still accruing and considered to be performing were $21,954 and $16,047 at March 31, 2011 and September 30, 2010, respectively.  The Company has allocated $312 and $673 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and September 30, 2010 respectively.

The Company has committed to lend additional amounts totaling up to $4,063 and $3,957 as of March 31, 2011 and September 30, 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans.  This analysis is performed on a monthly basis on all criticized classified loans.  The Company uses the following definitions of risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of gross loans is as follows:

	Special
	Mention	Substandard	Doubtful
Real estate - residential mortgage	$3,791	$10,063	$—
Real estate - commercial mortgage	10,914	33,439	—
Acquisition, development and construction	6,838	63,880	—
Commercial business loans	4,892	3,912	576
Consumer loans	615	2,057	—

Total	$27,050	$113,351	$576

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table is made up of gross loans categorized as pass as of March 31, 2011:

	Current	30 - 59 days	60 - 89 days
	Loans	Delinquent	Delinquent
Real estate - residential mortgage	$396,853	$230	$77
Real estate - commercial mortgage	591,286	—	—
Acquisition, development and construction	134,575	—	—
Commercial business loans	195,711	399	—
Consumer loans	223,331	1,018	370

Total	$1,541,756	$1,647	$447

5.	Fair value measurements

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume.  Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities.  The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level.  Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with a fair value of $9,534.  As of March 31, 2011, these securities have an amortized cost of $5,850 and a fair value of $5,685.  In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market.  Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of March 31, 2011. These securities have a weighted average coupon rate of 2.96%, a weighted average life of 5.06 years, a weighted average 1 month prepayment history of 10.07 years and a weighted average twelve month default rate of 3.21 CDR.  One of the four securities is below investment grade and has an amortized cost of $2,135 and a fair value of $1,947 at March 31, 2011.  The remaining three securities are rated at or above Aa3.

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

A summary of assets and liabilities at March 31, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements
	at
	March 31,
	2011	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury	$55,027	$55,027	$—	$—
Federal agencies	369,378	—	369,378	—
Obligations of states and political subdivisions	184,712	—	184,712	—
Government issued or guaranteed mortgage-backed securities	187,807	—	187,807	—
Privately issued collateralized mortgage obligation	5,685	—	—	5,685
Corporate debt securities	29,662	—	29,662	—
Equities	908	—	908	—
Total investment securities available for sale	833,179	55,027	772,467	5,685

Other assets 1	550	—	550	—

Total assets	$833,729	$55,027	$773,017	$5,685

Other liabilities2	$56	$—	$56	$—

Total Liabilities	$56	$—	$56	$—
1 Interest rate caps and swaps
2 Swaps

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value
	Measurements
	at
	September 30,
	2010	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and federal agencies	$418,312	$418,312	$—	$—
Obligations of states and political subdivisions	191,657	—	191,657	—
Government issued or guaranteed mortgage-backed securities	253,618	—	253,618	—
Privately issued collateralized mortgage obligation	5,996	—	—	5,996
Corporate debt securities	30,540	—	30,540	—
Equities	889	—	889	—
Total investment securities available for sale	901,012	418,312	476,704	5,996

Other assets 1	435	—	435	—

Total assets	$901,447	$418,312	$477,139	$5,996

Other liabilities2	$173	$—	$173	$—

Total Liabilities	$173	$—	$173	$—
1 Interest rate caps and swaps
2 Swaps

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending March 31, 2011:

Privately
issued
CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,022)
(Amortization) and accretion, net	2
Change in fair value	(33)
Balance at March 31, 2010	$9,358

Balance at September 30, 2010	$5,996
Pay downs	(504)
(Amortization) and accretion, net	(1)
Change in fair value	194
Balance at March 31, 2011	$5,685

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Loans and Loans Held for Sale
Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans.  Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants.  Any fair value adjustments for loans categorized here are classified as Level 2.  Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurements were $12,943 and $28,717 which equals the carrying value less the allowance for loan losses allocated to these loans at March 31, 2011 and September 30, 2010, respectively.  Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2011.  Changes in fair value recognized on the allowance for loan losses allocated on loans held by the Company were $650 and $(2,535) for six months ended March 31, 2011 and 2010, respectively.

Mortgage servicing rights
The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset.  In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value.  To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights.  Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds.  The determination of fair value of servicing rights is considered a Level 3 valuation.  Changes in fair value of mortgage servicing rights recognized for the six months ended March 31, 2011 was  $390.  There was no valuation allowance recorded at March 31, 2011.  A valuation allowance of $54 was recorded at September 30, 2010,  reflecting fair market value.

Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $580 and $3,891 at March 31, 2011 and September 30, 2010, respectively. There were $100 and $7 changes in fair value recognized through income for those foreclosed assets held by the Company during the six months ending March 31, 2011 and 2010, respectively.

A summary of assets and liabilities at March 31, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at March 31, 2011	Level 1	Level 2	Level 3

Real estate - residential mortgage	$5,526	$—	$—	$5,526
Real estate - commercial mortgage	4,492	—	—	4,492
Acquisition, development and construction	2,138	—	—	2,138
Commercial business loans	272	—	—	272
Consumer loans	515	—	—	515
Total impaired loans with specific allowance allocations	$12,943	$—	$—	$12,943

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value
	Measurements
	at
	September 30,
	2010	Level 1	Level 2	Level 3

Impaired loans with specific allowance allocations	$28,717	$—	$—	$28,717
Mortgage servicing rights	1,172	—	—	1,172
Total	29,889	—	—	29,889

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	March 31, 2011		September 30, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$72,670	$72,670	$90,872	$90,872
Securities available for sale	833,179	833,179	901,012	901,012
Securities held to maturity	28,054	29,203	33,848	35,062
Loans	1,654,697	1,662,156	1,670,698	1,680,939
Loans held for sale	—	—	5,890	5,934
Accrued interest receivable	11,345	11,345	11,069	11,069
FHLB of New York stock	18,179	18,179	19,572	19,572
Financial liabilities:
Non-maturity deposits	(1,741,162)	(1,741,162)	(1,765,129)	(1,765,129)
Certificates of Deposit	(348,742)	(350,660)	(377,573)	(380,744)
FHLB and other borrowings	(379,441)	(428,083)	(415,247)	(473,785)
Mortgage escrow funds	(14,286)	(14,284)	(8,198)	(8,198)
Accrued interest payable	(1,857)	(1,857)	(2,307)	(2,307)

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

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties.  At March 31, 2011 and September 30, 2010, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

6.	Securities

The following is a summary of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Mortgage-backed securities-residential
Fannie Mae	$81,786	$695	$(1,088)	$81,393
Freddie Mac	39,226	512	(349)	39,389
Ginnie Mae	37	3	—	40
CMO/Other MBS	74,869	177	(2,376)	72,670
	195,918	1,387	(3,813)	193,492
Investment securities
U.S. Government securities	55,855	—	(828)	55,027
Federal agencies	374,510	178	(5,310)	369,378
Corporate bonds	29,256	568	(162)	29,662
State and municipal securities	181,789	4,088	(1,165)	184,712
Equities	1,146	—	(238)	908
	642,556	4,834	(7,703)	639,687

Total available for sale	$838,474	$6,221	$(11,516)	$833,179

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$149,084	$4,105	$(1)	$153,188
Freddie Mac	56,632	1,820	—	58,452
Ginnie Mae	9,047	268	—	9,315
CMO/Other MBS	38,338	680	(359)	38,659
	253,101	6,873	(360)	259,614
Investment securities
U.S. Government securities	71,071	1,222	—	72,293
Federal agencies	344,154	1,919	(54)	346,019
Corporate bonds	29,406	1,134	—	30,540
State and municipal securities	180,879	10,798	(20)	191,657
Equities	1,146	—	(257)	889
	626,656	15,073	(331)	641,398

Total available for sale	$879,757	$21,946	$(691)	$901,012

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

	March 31, 2011
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$3,914	$3,932
One to five years	455,637	451,020
Five to ten years	121,930	123,108
Greater than ten years	59,929	60,719
Total	$641,410	$638,779

Proceeds from sales of securities available for sale totaled $270,351 and $231,019 during the six months ending March 31, 2011 and 2010, respectively. These sales resulted in gross realized gains of $4,950 and $4,408 for the six months ending March 31, 2011 and 2010 respectively, and gross realized losses of $0 and $136 for the six months ending March 31, 2011 and 2010 respectively.

Securities, including some held to maturity securities, with carrying amounts of $224,122 and $228,442 were pledged as collateral for borrowings at March 31, 2011 and September 30, 2010, respectively. Securities with carrying amounts of $384,157 and $490,730 were pledged as collateral for municipal deposits and other purposes at March 31, 2011 and September 30, 2010, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2011	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities-residential	$113,103	$(3,615)	$2,260	$(198)	$115,363	$(3,813)
U.S. Government and agency securities	383,782	(6,138)	—	—	383,782	(6,138)
Corporate bonds	14,745	(162)	—	—	14,745	(162)
State and municipal securities	50,114	(1,165)	—	—	50,114	(1,165)
Equity securities	102	(3)	806	(235)	908	(238)
Total	$561,846	$(11,083)	$3,066	$(433)	$564,912	$(11,516)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2010	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities-residential	$610	$(8)	$5,511	$(352)	$6,121	$(360)
U.S. Government and agency securities	40,638	(54)	—	—	40,638	(54)
Corporate bonds	—	—	—	—	—	—
State and municipal securities	1,541	(20)	—	—	1,541	(20)
Equity securities	99	(6)	790	(251)	889	(257)
Total	$42,888	$(88)	$6,301	$(603)	$49,189	$(691)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at March 31, 2011, the Company concluded that it expects to recover the amortized cost basis of its investments and therefore there were no impairment charges. As of March 31, 2011 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at March 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at March 31, 2011. A total of 183 available for sale securities were in a continuous unrealized loss position for less than 12 months and 11 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $5,850 and a fair value (carrying value) of $5,685 as of March 31, 2011. One of the four securities is below investment grade and has an amortized cost of $2,135 and a fair value of $1,947 at March 31, 2011. The remaining three securities are rated at or above Aa3.

These securities were all performing as of March 31, 2011 and are expected to perform based on current information. In determining whether there existed other than temporary impairment on these securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses are expected. The Company will continue to evaluate its portfolio in this manner on a quarterly basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Securities Held to Maturity
The following is a summary of securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,637	$88	$—	$1,725
Freddie Mac	2,213	108	—	2,321
Ginnie Mae	7	—	—	7
CMO/Other MBS	674	12	—	686
	4,531	208	—	4,739
Investment securities
State and municipal securities	22,523	938	(36)	23,425
Other	1,000	39	—	1,039
	23,523	977	(36)	24,464

Total held to maturity	$28,054	$1,185	$(36)	$29,203

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,835	$96	$—	$1,931
Freddie Mac	2,389	124	—	2,513
Ginnie Mae	16	1	—	17
CMO/Other MBS	729	19	—	748
	4,969	240	—	5,209
Investment securities
State and municipal securities	27,879	980	(44)	28,815
Other	1,000	38	—	1,038
	28,879	1,018	(44)	29,853

Total held to maturity	$33,848	$1,258	$(44)	$35,062

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	March 31, 2011
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$8,036	$8,076
One to five years	8,522	8,911
Five to ten years	1,796	2,014
Greater than ten years	5,169	5,463
Total	$23,523	$24,464

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2011	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$	$	$684	$(36)	$684	$(36)
Total	$—	$—	$684	$(36)	$684	$(36)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2010	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	—	—	676	(44)	676	(44)
Total	$—	$—	$676	$(44)	$676	$(44)

All of the unrealized losses on held to maturity securities at March 31, 2011 relate to local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at March 31, 2011. There was 1 held-to-maturity security in a continuous unrealized loss position for more than 12 months, and no securities for less than 12 months. For securities with fixed maturities, there were no securities past due nor securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

7.	Deposits

Major classifications of deposits are summarized below:

	March 31,	September 30,
	2011	2010
Demand Deposits
Retail	$174,286	$174,731
Business	273,876	277,217
Municipal	15,641	77,909
NOW Deposits
Retail	153,388	139,517
Business	34,870	34,105
Municipal	122,153	241,995
Total transaction accounts	774,214	945,474
Savings	420,775	392,321
Money market	546,173	427,334
Certificates of deposit	348,742	377,573
Total deposits	$2,089,904	$2,142,702

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Municipal deposits of $414,070 and $513,760 were included in total deposits at March 31, 2011 and September 30, 2010, respectively. Deposits received for tax receipts were approximately $219,000 at September 30, 2010. Listed below are the Company's brokered deposits:

	March 31,	September 30,
	2011	2010

Money market	$25,001	$—
Reciprocal CDAR’s1	9,205	7,889
CDAR’s one way	9,153	10,665
Total brokered deposits	$43,359	$18,554

1 Certificate of deposit account registry service

8.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$116,784	3.69%	$141,251	4.16%
FHLB Repurchase agreements	211,159	3.37%	222,500	3.98%
Senior Debt (FDIC insured)	51,498	2.74%	51,496	2.75%
Total borrowings	$379,441	3.38%	$415,247	3.88%
By remaining period to maturity:
Less than one year	$66,498	3.00%	$44,873	3.82%
One to two years	—	0.00%	73,996	3.14%
Two to three years	40,672	2.08%	27,708	4.00%
Three to four years	48,823	1.30%	25,125	4.14%
Four to five years	—	0.00%	20,000	2.96%
Greater than five years	223,448	4.19%	223,545	4.19%
Total borrowings	$379,441	3.38%	$415,247	3.88%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2011 and September 30, 2010, the Bank had pledged mortgages totaling $361,644 and $313,587 respectively. The Bank had also pledged securities with carrying amounts of $224,122 and $228,442 as of March 31, 2011 and September 30, 2010 respectively, to secure borrowings. As of March 31, 2011, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $230,044. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

FHLB borrowings (includes advance and repurchase agreements) of $200,000 and $227,500 at March 31, 2011 and September 30, 2010, respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 6.06 years and 6.16 years and weighted average interest rates of 4.23% and 4.24% at March 31, 2011 and September 30, 2010, respectively. An additional $20 million is putable on a one time basis after initial lockout periods beginning in February 2013 with a weighted average interest rate of 3.57%.

The Company had restructured $89,135 of its FHLBNY advances which had a weighted average rate of 3.69% and a duration of 2.2 years, into new borrowings with a weighted average rate of 2.63%, duration of 1.43 years and an annualized interest expense savings of approximately $945. Prepayment penalties of $5,151, associated with the modifications, are being amortized over the modification period on a level yield basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

9.	Derivatives
The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for the six months ended March 31, 2011 and March 31, 2010 was a fair value gain of $232 and a fair value loss of $236 respectively. The fair value of the interest rate caps at March 31, 2011, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the second fiscal quarters of 2011 and 2010. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At March 31, 2011, summary information regarding these derivatives is presented below:

			Weighted	Weighted
	Notional	Average	Average	Average
	Amount	Maturity	Rate	Variable Rate	Fair Value

Interest Rate Caps	$50,000	3.68	3.75	NA	$494
3rd party interest rate swap	1,166	8.87	6.25	1 m Libor + 2.25%	56
Customer interest rate swap	(1,166)	8.87	6.25	1 m Libor + 2.25%	(56)

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Weighted average common shares outstanding (basic), in ‘000s	37,496	38,188	37,525	38,384
Net Income	$3,573	$4,167	$10,293	$10,333
Basic earnings per common share	$0.10	$0.11	$0.27	$0.27

Diluted earnings per common share are computed as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Weighted average common shares outstanding (basic), in ‘000s	37,496	38,188	37,525	38,384
Effect of common stock equivalents	1	22	—	47
	37,497	38,210	37,525	38,431
Net Income	$3,573	$4,167	$10,293	$10,333
Diluted earnings per common share	$0.10	$0.11	$0.27	$0.27

As of March 31, 2011, 1,891,341 and 1,904,163 weighted average shares were anti-dilutive for the three month period and six month period, respectively.  As of March 31, 2010, 1,824,368 and 1,879,534 weighted average shares were anti-dilutive for the three month period and six month period, respectively.   Anti-dilutive shares are not included in the determination of diluted earnings per share.

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

As of March 31, 2011, the Company had $21,057 in outstanding letters of credit, of which $4,855 are cash secured and $3,601 were secured by collateral.  The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

12.	Pension and Other Post Retirement Plans
Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended March 31,		Three months Ended March 31,
	2011	2010	2011	2010
Service Cost	$—	$—	$7	$8
Interest Cost	371	384	27	27
Expected return on plan assets	(581)	(462)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	508	377	(24)	(23)
	$298	$299	$28	$30

	Pension Plan		Other Post Retirement Plans
	Six months Ended March 31,		Six months Ended March 31,
	2011	2010	2011	2010
Service Cost	$—	$—	$14	$16
Interest Cost	749	777	54	54
Expected return on plan assets	(1,079)	(945)	—	—
Amortization of net transition obligation	—	—	12	12
Amortization of prior service cost	—	—	24	24
Amortization of (gain) or loss	1,017	755	(48)	(46)
	$687	$587	$56	$60

As of March 31, 2011, contributions totaling $4,400 have been deposited into the pension plan.    The Company has determined no additional contributions will be made during the fiscal year 2011.  On April 1, 2011 the Company made a distribution under its qualified benefit pension plan and expects to record an additional settlement expense of approximately $500 during the third fiscal quarter of 2011.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $305 for the six months ended March 31, 2011 (including a settlement charge of $278) and $44 for the six months ended March 31, 2010. As of March 31, 2011 there were $1,083 in contributions to fund benefit payments on an in service withdrawal of $1,083 related to the SERP.

13.	Contingencies

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

●
Legislative and regulatory changes such as the Dodd-Frank Act and its pending and future implementing regulations that adversely affect our business including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

●	A deterioration in general economic conditions, either nationally or in our market areas, including extended declines in the real estate market and constrained financial markets;

●
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

●	Our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

●	Changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

●
Computer systems on which we depend could fail or experience a security breach, implementation of new technologies may not be successful; and our ability to anticipate and respond to technological changes can affect our ability to meet customer needs; and

●
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

Overview

The Company provides financial services to individuals and businesses located principally in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking offices and investing those deposits, together with funds generated from operations and borrowings into commercial real estate loans, commercial business loans, ADC loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services through its subsidiary, HVIA. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

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

Key factors that have affected our results over the last three years include:
●	the effects of the economic downturn on our asset quality, which has led to higher levels of provisions for loan losses than historically had been the case;
●	the current low interest rate environment, which has contributed to margin pressure on net interest income;
●	management’s decision to take advantage of the interest rate environment and realize securities gains to reduce future interest rate exposure;
●	management’s decision to sell fixed rate conforming residential mortgages into the secondary market in order to reduce interest rate risk;
●	limited opportunities to make loans that meet our credit standards and pricing criteria; and
●	increased costs of FDIC insurance due to assessments utilized to restore the federal deposit insurance fund.

The last recession and slow recovery over the past two years have resulted in borrowers experiencing higher levels of stress, which resulted in increased levels of charge-offs and provisions for loan losses during fiscal years 2010 and 2011.  For the first six months of the current fiscal year we are seeing some of our credit quality indicators reflect a positive trend. Total criticized and classified loans have decreased by $27.7 million over September 30, 2010 levels.  We have seen improvement in our ADC portfolio through strong repayments of $61 million year to date as housing sales on our projects are showing  improvement.  Conversely, nonperforming loans increased $10.3 million from September 30, 2010 levels due mostly to three relationships within ADC portfolio and net charge offs increased 6.7% compared to the six months ended March 31, 2010.   Management of the loan portfolio continues to be a top priority.

We continue to experience pressure on net interest income as low rates continue to have the effect of causing many assets to prepay or to be called. At this time we feel that equilibrium has been reached in our investment portfolio as we are purchasing investment securities at rates equal to the overall investment portfolio yield.  Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits and certain core deposits, and continuation of our deposit pricing discipline. We restructured $89.1 million in FHLBNY advances which has reduced our long-term borrowing rate from 3.61 percent in the first quarter of 2011 to 3.46 percent in the second quarter of 2011.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Total assets as of March 31, 2011 decreased $101.7 million from September 30, 2010 from $3.0 billion to $2.9 billion.  The investment portfolio accounts for $73.6 million of this decrease as there was a net increase in unrealized losses of $26.6 million and cash flows were not fully reinvested.  In addition the loan portfolio decreased $16.7 million as residential sales and refinancing activities outpaced commercial loan growth.

Net loans as of March 31, 2011 were $1.7 billion, essentially unchanged from September 30, 2010.  The composition of the portfolio changed as a result of our emphasis on commercial lending and sales of substantially all new residential mortgage production.  Commercial real estate loans increased $56.4 million, or 9.7%, and Acquisition, Development and Construction loans (ADC) decreased $26.0 million or 11.2% to $205.3 million compared to $231.3 million as of September, 2010. Consumer loans decreased by $10.8 million, or 4.5%, , and residential loans decreased by $23.9 million, or 5.5% during the six months ended March 31, 2011.  Total loan originations, including loans originated for sale were $299.5 million for year to date March 31, 2011, while repayments were $272.9 million and sales of residential mortgages were $37.8 million.  There were decreases in the loan loss reserves for $539,000 in commercial business loans and $1.5 million in ADC, with increases in of $363,000commercial real estate and $952,000 in residential mortgages.  The variances were driven by modifications in reserve factors as well as changes in loan balances.

Total securities decreased by $73.6 million, to $861.2 million at March 31, 2011 from $934.9 million at September 30, 2010.   Security purchases were $365.2 million, sales of securities were $270.4 million, and maturities, calls, and repayments were $142.2 million.  Carrying values of securities were reduced by $26.6 million due to unrealized losses.

Deposits as of March 31, 2011 were $2.1 billion, a decrease of $52.8 million, or 2.5%, from September 30, 2010.  As of March 31, 2011 transaction accounts were 37.0% of deposits, or $774.2 million compared to $945.5 million or 44.1% at September 30, 2010. Deposits received for tax payments were approximately $219 million at September 30, 2010.  As of March 31, 2011 savings deposits were $ 420.8 million, an increase of $28.5 million or 7.3%.  Money market accounts increased $118.8 million or 27.8% to $546.2 million at March 31, 2011.    Certificate of deposit accounts declined by $28.8 million or 7.6%. As of March 31, 2011 the Company had $43.4 million in wholesale deposits with a weighted average rate of 0.71% included in total deposits.

Borrowings decreased by $35.8 million, or 8.6%, from September 2010, to $379.4 million. Borrowings decreased as $32.3 million in advances matured and seasonal municipal tax deposits were retained.  The Company had restructured $89.1 million of its FHLBNY advances which had a weighted average rate of  3.69% and a duration of 2.2 years, into new borrowings with a weighted average rate of 2.63%, duration of 1.43 years and an annualized interest expense savings of approximately $945,000, assuming no increase in interest rates.  Prepayment penalties of $5.2 million associated with the modifications are being amortized over the modification period on a level yield basis.

Stockholders’ equity decreased $10.7 million from September 30, 2010 to $420.3 million at March 31, 2011. The decrease was due to $5.9 million increase in the Company’s retained earnings, an increase of  $600,000 due to stock based compensation items, a $1.9 million increase in treasury stock and a $15.2 million decrease in accumulated other comprehensive income, after realizing year to date securities gains of $5.0 million.  For the 2011 fiscal year to date, the Company repurchased 208,346 shares of its common stock at a cost of $1.9 million  under the treasury repurchase program.

As of March 31, 2011 the Company had authorization to purchase up to additional 1,025,821 shares of common stock.  Bank Tier I capital to assets was 9.10% at March 31, 2011. Tangible capital as a percentage of tangible assets at the consolidated company level was 9.31%.

Credit Quality (Also see Note 4 to the consolidated financial statements)

Net charge-offs for the six months ended March 31, 2011 were $4.9 million (0.58% of average loans, on an annualized basis) compared to $4.6 million (0.55% of average loans, on an annualized basis) for the same period in the prior year.

Our year-to-date provision of $4.2 million resulted in a small net decrease in the allowance for loan losses of  $713 thousand, from $30.8 million at September 30, 2010 to $30.1 million at March 31, 2011.

Our substandard loans at March 31, 2011 were $113.9 million compared to $131.8 million at September 30, 2010, while special mention  loans went from $37.9 million at September 30, 2010 to $27.1 million at March 31, 2011.  Net declines in ADC and commercial business loan portfolios were offset in part by net increases in commercial mortgages and residential loans.  Special mention loans decreased due to the upgrade of approximately $24.0 million in primarily ADC loans to pass.

Nonperforming loans at March 31, 2011 were $37.2 million compared to $26.8 million at September 30, 2010. At March 31, 2011, the allowance for loan losses was 81% of nonperforming loans and 1.79% of the average loan portfolio.  At September 30, 2010, the allowance for loan losses was 115% of nonperforming loans and 1.82% of the average loan portfolio.  The current weighted average loan to value of mortgage secured non performing loans before and after specific reserves was 85% and 78%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

Net income for the three months ended March 31, 2011 was $3.6 million, a decrease of $600,000 compared to $4.2 million for the same period in fiscal 2010.  Excluding the after tax effect of net securities gains the fair value adjustment of interest rate caps earnings and a defined benefit settlement charge net income was $0.09 per diluted share for both of the three months period ending March 31, 2011 and March 31, 2010.  The provision for loan losses for the three months ended March 31, 2011 was $2.1 million, a decrease of $400,000, compared to $2.5 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the three months ended March 31, 2011, decreased 8 basis points compared to the same period last year from 3.76% to 3.68%.  Non-interest income for the three months ended March 31, 2011, was $5.8 million, a decrease of $318,000, compared to $6.1 million for the same period in fiscal 2010 due to decreases in gains on sales of securities of $1.1 million offset in part by a lower fair value loss on interest rate caps.  Non-interest expense increased $618,000, or 2.9%, to $21.8 million for the three months ended March 31, 2011, compared to $21.2 million for the same period in the prior year primarily due to increased medical benefit expense and the retirement benefit settlement charge.

Earnings excluding securities gains, retirement benefit settlement charge and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

Non-GAAP disclosures
(In thousands, except share data)

	Three months ended
	March 31,
	2011	2010
Net Income
Net Income	$3,573	$4,167
Securities gains1	(444)	(1,119)
Retirement benefit settlement charge1	165	—
Fair value loss on interest rate caps1	1	366
Net adjusted income	$3,295	$3,414

Earnings per common share
Diluted Earnings per common share	$0.10	$0.11
Securities gains1	(0.01)	(0.03)
Retirement benefit settlement charge1	—	—
Fair value loss on interest rate caps1	—	0.01
Diluted adjusted earnings per common share	$0.09	$0.09

Non-interest income
Total non-interest income	$5,795	$6,113
Securities gains	(748)	(1,884)
Fair value loss on interest rate caps	2	616
Adjusted non interest-income	$5,049	$4,845

Non-interest expense
Total non-interest expense	$21,791	$21,173
Retirement benefit settlement charge	(278)	—
Adjusted non interest-expense	$21,513	$21,173

Relevant operating results performance measures follow:

	Three Months Ended
	March 31,
	2011	2010
Per common share:
Basic earnings	$0.10	$0.11
Diluted earnings	0.10	0.11
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.49%	0.58%
Equity	3.45%	4.00%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,035,490	$14,079	5.51%	$958,513	$13,607	5.76%
Consumer loans	234,326	2,571	4.45	248,622	2,771	4.52
Residential mortgage loans	385,232	5,389	5.67	435,163	6,277	5.85
Total loans 1	1,655,048	22,039	5.40	1,642,298	22,655	5.59
Securities-taxable	684,834	3,531	2.09	694,815	4,724	2.76
Securities-tax exempt 2	214,634	2,925	5.53	203,153	2,924	5.84
Federal Reserve excess reserves	18,628	2	0.04	15,257	10	0.27
Other earning assets	20,987	330	6.38	26,031	337	5.27
Total securities and other earning assets	939,083	6,788	2.93	939,256	7,995	3.45
Total interest-earning assets	2,594,131	28,827	4.51	2,581,554	30,650	4.82
Non-interest-earning assets	346,168			337,399
Total assets	$2,940,299			$2,918,953
Interest bearing liabilities:
NOW Checking	$338,503	171	0.20%	$298,935	156	0.21%
Savings, clubs and escrow	416,777	113	0.11	380,600	95	0.10
Money market accounts	490,215	412	0.34	428,605	374	0.35
Certificate accounts	367,099	889	0.98	446,301	1,576	1.43
Total interest-bearing deposits	1,612,594	1,585	0.40	1,554,441	2,201	0.57
Borrowings	420,069	3,708	3.58	500,226	4,492	3.64
Total interest-bearing liabilities	2,032,663	5,293	1.06	2,054,667	6,693	1.32
Non- interest bearing deposits	468,031			419,389
Other non-interest-bearing liabilities	19,758			22,768
Total liabilities	2,520,452			2,496,824
Stockholders’ equity	419,847			422,129
Total liabilities and equity	$2,940,299			$2,918,953
Net interest rate spread			3.45%			3.49%
Net earning assets	$561,468			$526,887
Net interest margin		23,534	3.68%		23,957	3.76%
Less tax equivalent adjustment 2		(1,024)			(1,023)
Net interest income		$22,510			$22,934
Ratio of average interest-earning assets to average interest bearing liabilities	127.62%			125.64%

1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31,
	2011 vs. 2010
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,084	$(612)	$472
Consumer loans	(157)	(43)	(200)
Residential mortgage loans	(700)	(188)	(888)
Securities-taxable	(67)	(1,126)	(1,193)
Securities-tax exempt2	163	(162)	1
Federal Reserve excess reserves	2	(10)	(8)
Other earning assets	(65)	58	(7)
Total interest income	260	(2,083)	(1,823)
Interest-bearing liabilities
NOW checking	22	(7)	15
Savings	9	9	18
Money market	50	(12)	38
Certificates of deposit	(248)	(439)	(687)
Borrowings	(699)	(85)	(784)
Total interest expense	(866)	(534)	(1,400)
Net interest margin	1,126	(1,549)	(423)
Less tax equivalent adjustment2	(58)	57	(1)
Net interest income	$1,068	$(1,492)	$(424)

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
2	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2011 decreased by $423,000, to $22.5 million, compared to $22.9 million for the quarter ended March 31, 2010. Gross interest income on a tax-equivalent basis decreased by $1.8 million, or 5.9%, to $28.8 million for the quarter ended March 31, 2011, compared to $30.7 million for the same three months in 2010.  General market interest rates have declined from the prior period.  As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined.  Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income.  Interest expense decreased by $1.4 million with the primary decrease in certificates of deposit of $687,000 and borrowings of $785,000. The decline in borrowings reflects the FHLBNY advance restructuring discussed in footnote 9.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $2.1 million in loan loss provisions for the quarter ended March 31, 2011.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the quarter ended March 31, 2011 were $3.0 million, which included $952,000 of reserves recorded in prior periods.

Non-interest income for the three months ended March 31, 2011 decreased by $318,000 to $5.8 million.  The decrease was due mainly to net gains on sales of securities of $748,000 in second quarter fiscal 2011 compared to $1.9 million in second quarter fiscal 2010. The Company realized a portion of the recent appreciation in its securities portfolio, monetizing other comprehensive income and reducing prepayment risk. This decrease was offset in part by a lower fair value loss on interest rate caps, as other categories of noninterest income were relatively stable.

Non-interest expense for the three months ended March 31, 2011 increased by 2.9%, to $21.8 million, primarily due to increased medical benefit expense, the retirement settlement charge, and occupancy expense. These increases were offset in part by lower ATM/debit card expense, intangible amortization and stock-based compensation cost.

Income Tax The effective tax rate for the three months ended March 31, 2011 was 19.1% compared to 22.5% for the same period in the prior year.  The decline is due to tax exempt municipal securities and BOLI income being a larger portion of overall pretax income in the current period.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and March 31, 2010

Net income for the six months ended March 31, 2011 was $10.3 million, relatively unchanged from  the same period in fiscal 2010.  Net interest income before provision for loan losses for the six months ended March 31, 2011, decreased by $125,000 to $45.7 million, compared to $45.8 million for the same period in the prior year.  The provision for loan losses for the six months ended March 31, 2011 was $4.2 million compared to $5.0 million for the same period in the prior year.  Net interest margin on a tax equivalent basis for the six months ended March 31, 2011, decreased 5 basis points compared to the same period last year from 3.72% to 3.67%.  Non-interest income for the six months ended March 31, 2011, was $15.7 million, an increase of $1.5 million, compared to $14.2 million for the same period last year. The increase was due to higher gains on sale of securities and loans, offset in part by lower deposit fees and service charges.  Non-interest expense increased $2.0 million or 4.9%, to $43.1 million for the six months ended March 31, 2011, compared to $41.1 million for the same period in the prior year. The increase is primarily due to medical and retirement plan expense, staffing and occupancy expenses for new offices in Westchester and Nyack, and professional fees.

Earnings excluding securities gains, retirement benefit settlement charge, and the fair value adjustment of interest rate caps are presented below.  The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

Non-GAAP disclosures
(In thousands, except share data)

Six months ended March 31,
2011	2010
Net Income
Net Income	$10,293	10,333
Securities gains1	(2,940)	(2,537)
Retirement benefit settlement charge1	165	—
Fair value (gain) loss on interest rate caps1	(138)	140
Net adjusted income	$7,380	$7,936
Earnings per common share
Diluted Earnings per common share	$0.27	$0.27
Securities gains1	(0.08)	(0.07)
Retirement benefit settlement charge1	—
Fair value loss on interest rate caps1	—
Diluted adjusted earnings per common share	$0.20	2	$0.21	2
Non-interest income
Total non-interest income	$15,678	$14,206
Securities gains	(4,950)	(4,272)
Fair value (gain) loss on interest rate caps	(232)	236
Adjusted non interest-income	$10,496	$10,170
Non-interest expense
Total non-interest expense	$43,060	$41,067
Retirement benefit settlement charge	(278)	—
Adjusted non interest-income	$42,782	$41,067
1After marginal tax effect 40.61%
2 Rounding

Relevant operating results performance measures follow:

	Six Months Ended
	March 31,
	2011	2010
Per common share:
Basic earnings	$0.27	$0.27
Diluted earnings	0.27	0.27
Dividends declared	0.12	0.12
Return on average (annualized):
Assets	0.70%	0.71%
Equity	4.86%	4.90%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield	Outstanding		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,037,801	$28,943	5.59%	$956,225	$27,515	5.77%
Consumer loans	236,344	5,243	4.45	250,585	5,673	4.54
Residential mortgage loans	394,501	11,058	5.62	443,053	12,867	5.82
Total net loans 1	1,668,646	45,244	5.44	1,649,863	46,055	5.60
Securities-taxable	688,631	7,061	2.06	660,401	9,476	2.88
Securities-tax exempt 2	218,258	5,886	5.41	202,421	5,839	5.79
Federal Reserve excess reserves	13,488	18	0.27	35,934	45	0.25
Other earning assets	22,640	714	6.32	25,369	673	5.32
Total securities and other earning assets	943,017	13,679	2.91	924,125	16,033	3.48
Total interest-earning assets	2,611,663	58,923	4.52	2,573,988	62,088	4.84
Non-interest-earning assets	339,332			328,752
Total assets	$2,950,995			$2,902,740
Interest bearing liabilities:
NOW Checking	$328,076	344	0.21%	$295,351	335	0.23%
Savings, clubs and escrow	410,913	222	0.11	376,713	190	0.10
Money market accounts	461,730	751	0.33	412,988	781	0.38
Certificate accounts	386,885	1,910	0.99	462,010	3,685	1.60
Total interest-bearing deposits	1,587,604	3,227	0.41	1,547,062	4,991	0.65
Borrowings	451,344	7,941	3.53	492,913	9,234	3.76
Total interest-bearing liabilities	2,038,948	11,168	1.10	2,039,975	14,225	1.40
Non- interest bearing deposits	469,468			419,173
Other non-interest-bearing liabilities	18,156			20,347
Total liabilities	2,526,572			2,479,495
Stockholders’ equity	424,423			423,245
Total liabilities and equity	$2,950,995			$2,902,740
Net interest rate spread			3.42%			3.44%
Net earning assets	$572,715			$534,013
Net interest margin		47,755	3.67%		47,863	3.72%
Less tax equivalent adjustment 2		(2,060)			(2,043)
Net interest income		$45,695			$45,820
Ratio of average interest-earning assets to average interest bearing liabilities	128.09%			126.18%

1	Includes non-accrual loans
2	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Six Months Ended March 31,
	2011 vs. 2010
	Increase / (Decrease) Due to
	Volume1	Rate1	Total
Interest earning assets
Commercial and commercial mortgage loans	$2,306	$(878)	$1,428
Consumer loans	(319)	(111)	(430)
Residential mortgage loans	(1,377)	(432)	(1,809)
Securities-taxable	392	(2,807)	(2,415)
Securities-tax exempt2	444	(397)	47
Federal Reserve excess reserves	(31)	4	(27)
Other earning assets	(73)	114	41
Total interest income	1,342	(4,507)	(3,165)
Interest-bearing liabilities
NOW checking	39	(30)	9
Savings	15	17	32
Money market	84	(114)	(30)
Certificates of deposit	(531)	(1,244)	(1,775)
Borrowings	(751)	(542)	(1,293)
Total interest expense	(1,144)	(1,913)	(3,057)
Net interest margin	2,486	(2,594)	(108)
Less tax equivalent adjustment2	(154)	137	(17)
Net interest income	$2,332	$(2,457)	$(125)

1	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
3	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the six months ended March 31, 2011 decreased by $125,000 to $45.7 million, compared to $45.8 million for the six months ended March 31, 2010. Net interest income on a tax-equivalent basis decreased by $108,000 to $47.8 million for the six months ended March 31, 2011, compared to $47.9 million for the six months ended March 31, 2010.

Provision for Loan Losses.  The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. We recorded $4.2 million in loan loss provisions for six months ending March 31, 2011, or $713,000 less than net charge-offs.  Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the six months ended March 31, 2011 increased due to higher gains on sales of securities and loans.  The Bank has been selling new conforming fixed rate residential mortgage loan originations in the secondary market to control interest rate risk.   Partially offsetting these increases in non interest income were lower deposit fees and service charges.  The decline in fees is primarily related to changes in customer behavior regarding overdrafts.

Non-interest expense for the six months ended March 31, 2011 increased primarily due to increased retirement plan expense, employee medical insurance, staffing for new offices in Westchester and Nyack, professional fees and occupancy costs for new locations.  Offset in part by declines in stock based compensation expense and ATM service charge expense.

Income Tax The effective tax rate was 27.1% and 26.0%, for year to date fiscal 2011 and 2010 respectively.  The increase is mainly due to the elimination of the New York State Thrift bad debt deduction, but was offset in part by tax benefits generated by our captive insurance company.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2011 and 2010, our loan originations totaled $299.5 million and $221.6 million, respectively. Purchases of securities available for sale totaled $357.2 million and $425.5 million for the six months ended  March 31, 2011 and 2010, respectively. Purchases of securities held to maturity totaled $8.0 million and $15.6 million for the six months ended March 31, 2011 and 2010, respectively. These activities were funded primarily by sales of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $54.7 million at March 31, 2011, and consisted of $38.7 million at adjustable or variable rates and $16.0 million at fixed rates. Unused lines of credit granted to customers were $321.5 million at March 31, 2011. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any.  The recorded value of BOLI contracts totaled $52.0 million and $50.9 million at March 31, 2011 and September 30, 2010, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $52.8 million and $75.3 million for the six months ended March 31, 2011 and 2010, respectively.  Based upon prior experience and our current pricing strategy, management believes that a significant portion of deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets continue to improve during fiscal 2011 when compared to  fiscal 2010.  Credit spreads narrowed steadily during the past year and many are very near historically low levels.  Notwithstanding these improvements loan demand remains muted causing liquidity to increase.   Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position.  Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels.  However, much of this liquidity is held in the form of very short-term securities.  The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $379.4 million was outstanding at March 31, 2011. At March 31, 2011, we had the ability to borrow an additional $200.0 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $230.0 million by pledging securities not required to be pledged for other purposes as of March 31, 2011.   Further, at March 31, 2011 we had only $43.4 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $9.2 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors.  As of March 31, 2011, the Company’s tangible capital as a percent of tangible assets decreased  to 9.31%, and its tangible book value decreased  to $6.74 per share, compared to September 30, 2010.  The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	March 31,	September 30,
	2011	2010
Total assets	$2,919,291	$3,021,025
Goodwill and other amortizable intangibles	(163,718)	(164,501)
Tangible assets	$2,755,573	$2,856,524

Stockholders’ equity	$420,269	$430,955
Goodwill and other amortizable intangibles	(163,718)	(164,501)
Tangible stockholders’ equity	$256,551	$266,454

Outstanding Shares	38,072,942	38,262,288
Tangible capital as a % of tangible assets (consolidated)	9.31%	9.33%
Tangible book value per share	$6.74	$6.96

The Company declared a dividend of $0.06 per share payable on May 19, 2011 to stockholders of record on May 9, 2011.

The following table sets forth the Bank’s regulatory capital position at March 31, 2011 and September 30, 2010, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Tangible capital	$251,338	9.1%	$41,450	1.5%	$—	—
Tier 1 (core) capital	251,338	9.1	110,532	4.0	138,165	5.0%
Risk-based capital:
Tier 1	251,338	12.6	—	—	119,730	6.0
Total	276,349	13.8	159,641	8.0%	199,551	10.0
September 30, 2010:
Tangible capital	$240,230	8.4%	$42,734	1.5%	$—	—
Tier 1 (core) capital	240,230	8.4	113,958	4.0	142,447	5.0%
Risk-based capital:
Tier 1	240,230	12.1	—	—	119,251	6.0
Total	265,148	13.3	159,002	8.0%	198,752	10.0

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

Estimated Changes in NPV and NII.  The table below sets forth, as of March 31, 2011, the estimated changes in our NPV and our NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase (Decrease)			Increase (Decrease) in
Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$270,358	$(49,250)	-15.4%	$90,913	$4,937	5.7%
+200	289,515	(30,093)	-9.4%	89,593	3,617	4.2%
+100	307,173	(12,435)	-3.9%	87,975	1,999	2.3%
0	319,608	0	0.0%	85,976	0	0.0%
-100	313,358	(6,250)	-2.0%	79,331	(6,645)	-7.7%

The table set forth above indicates that at March 31, 2011, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 9.4% decrease in NPV and a 4.2% increase in NII.  Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII beyond -100 basis points.

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

During the second quarter of fiscal year 2011, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate.  U.S. Treasury yields in the two year maturities increased by 19 basis points from 0.61% to 0.80% during the second quarter of fiscal year 2011 while the yield on U.S. Treasury 10 year notes increased 17 basis points from 3.30% to 3.47% over the same time period.  The disproportionately greater rate of increase on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the first quarter of fiscal 2011 than it was when the year began.  To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”.  Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate.  This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.  We hold $50 million in notional principal of interest rate caps to help mitigate this risk.  Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature.  The net value at risk is $494,000.

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

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	1,151,565
February 1 - February 28	20,900	9.39	20,900	1,130,665
March 1 - March 31	104,844	9.41	104,844	1,025,821
Total	125,744		125,744

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and reserved).

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	May 9, 2011	By:	/s/ George Strayton
George Strayton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2011	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)