Form 10-Q
period 2011-06-30
PROVIDENT NEW YORK BANCORP
filed 2011-08-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 1, 2011

$0.01 per share	38,047,236

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2011

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	June 30, 2011	September 30, 2010
ASSETS
Cash and due from banks	$45,530	$90,872
Securities (note 6) (including $556,994 and $719,172 pledged as collateral for borrowings and deposits at June 30, 2011 and September 30, 2010 respectively)
Available for Sale	919,805	901,012
Held to maturity, at amortized cost (fair value of $26,685 and $35,062 at June 30, 2011 and September 30, 2010, respectively)	25,425	33,848

Total securities	945,230	934,860

Loans held for sale	—	5,890
Loans (notes 3 and 4):
Gross loans	1,685,272	1,701,541
Allowance for loan losses	(29,385)	(30,843)

Total loans, net	1,655,887	1,670,698
Federal Home Loan Bank (“FHLB”) stock, at cost	18,807	19,572
Accrued interest receivable	10,212	11,069
Premises and equipment, net	42,249	43,598
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,967	3,640
Bank owned life insurance	56,454	50,938
Other assets	35,860	29,027

Total assets	$2,976,057	$3,021,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 7)	$2,098,073	$2,142,702
FHLB borrowings (including repurchase agreements of $211,427 and $222,500 at June 30, 2011 and September 30, 2010, respectively) (note 8)	350,333	363,751
Borrowings senior unsecured note (FDIC insured) (note 8)	51,498	51,496
Mortgage escrow funds	26,310	8,198
Other liabilities	20,806	23,923

Total liabilities	2,547,020	2,590,070

Commitments and contingent liabilities (note 13)	—	—

STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 38,005,866 and 38,262,288 shares outstanding at June 30, 2011 and September 30, 2010, respectively)	459	459
Additional paid-in capital	357,232	356,912
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(6,262)	(6,637)
Treasury stock, at cost (7,923,686 and 7,667,264 shares at June 30, 2011 and September 30, 2010, respectively)	(89,715)	(87,336)
Retained earnings	168,097	162,433
Accumulated other comprehensive income (loss), net of taxes	(774)	5,124

Total stockholders’ equity	429,037	430,955

Total liabilities and stockholders’ equity	$2,976,057	$3,021,025

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$22,261	$23,393	$67,505	$69,448
Taxable securities	3,607	4,716	10,668	14,192
Non-taxable securities	1,829	2,037	5,655	5,833
Other earning assets	237	262	968	980

Total interest and dividend income	27,934	30,408	84,796	90,453
Interest expense:
Deposits	1,493	1,849	4,720	6,840
Borrowings	3,637	4,361	11,578	13,595

Total interest expense	5,130	6,210	16,298	20,435

Net interest income	22,804	24,198	68,498	70,018
Provision for loan losses ( note 4)	3,600	2,750	7,800	7,750

Net interest income after provision for loan losses	19,204	21,448	60,698	62,268
Non-interest income:
Deposit fees and service charges	2,674	2,796	8,085	8,533
Net gain on sale of securities	542	945	5,492	5,217
Other than temporary impairment (credit loss)	(27)	—	(27)	—
Title insurance fees	312	336	949	884
Bank owned life insurance	488	503	1,535	1,553
Net gain on sale of loans	9	45	861	445
Investment management fees	815	756	2,347	2,311
Fair value loss on interest rate cap	(259)	(595)	(27)	(831)
Other	663	495	1,681	1,375

Total non-interest income	5,217	5,281	20,896	19,487
Non-interest expense:
Compensation and employee benefits (note 12)	11,122	11,061	33,533	32,149
CEO retirement expenses	1,494	—	1,772	—
Stock-based compensation plans	284	172	859	1,205
Occupancy and office operations	3,423	3,168	10,815	10,031
Advertising and promotion	855	1,041	2,651	2,577
Professional fees	1,137	1,063	3,242	2,811
Data and check processing	712	571	2,045	1,698
Amortization of intangible assets	305	452	1,088	1,417
FDIC insurance and regulatory assessments	587	927	2,274	2,642
ATM/debit card expense	400	164	1,159	1,254
Foreclosed property expense	461	69	494	116
Other	1,889	2,053	5,797	5,908

Total non-interest expense	22,669	20,741	65,729	61,808

Income before income tax expense	1,752	5,988	15,865	19,947
Income tax expense	(187)	1,232	3,633	4,858

Net Income	$1,939	$4,756	$12,232	$15,089

Weighted average common shares:
Basic	37,368,391	38,086,535	37,472,548	38,284,965
Diluted	37,370,213	38,086,579	37,473,167	38,317,220
Earnings per common share (note 10)
Basic	$0.05	$0.12	$0.33	$0.39
Diluted	$0.05	$0.12	$0.33	$0.39

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at September 30, 2010	38,262,288	$459	$356,912	$(6,637)	$(87,336)	$162,433	$5,124	$430,955
Net income	—	—	—	—	—	12,232	—	12,232
Other comprehensive loss	—	—	—	—	—	—	(5,898)	(5,898)

Total comprehensive loss								6,334
Deferred compensation transactions	—	—	19	—	—	—	—	19
Stock option transactions, net	—	—	409	—	—	—	—	409
ESOP shares allocated or committed to be released for allocation (37,449 shares)	—	—	(22)	375	—	—	—	353
RRP Awards	19,000	—	(187)	—	187	—	—
Vesting of RRP Awards	(968)	—	101	—	—	—	—	101
Purchase of treasury shares	(274,454)	—	—	—	(2,566)	—	—	(2,566)
Cash dividends paid ($0.18 per common share)	—	—	—	—	—	(6,690)	—	(6,690)
Other	—	—	—	—	—	122	—	122

Balance at June 30, 2011	38,005,866	$459	$357,232	$(6,262)	$(89,715)	$168,097	$(774)	$429,037

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$12,232	$15,089
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,800	7,750
Write down of other real estate owned	429	44
Depreciation and amortization of premises and equipment	3,971	3,666
Amortization of intangibles	1,088	1,417
Net gain on sales of loans held for sale	(861)	(445)
Net realized gain on sale of securities available for sale	(5,492)	(5,217)
Other than temporary impairment (credit Loss)	27	—
Fair value (income) loss on interest rate cap	27	831
Loss on sales of fixed assets	—	54
Net amortization of premium on securities	2,318	6,574
Amortization of premiums on borrowings	(31)	(211)
Amortization of prepaid penalties on restructured borrowings	686	—
ESOP and RRP expense	453	1,162
ESOP forfeitures	(3)	(2)
Stock option compensation expense	409	45
Originations of loans held for sale	(37,819)	(27,198)
Proceeds from sales of loans held for sale	44,570	26,722
Increase in cash surrender value of bank owned life insurance	(1,536)	(1,586)
Deferred income tax expense	(4,109)	(5,900)
Net changes in accrued interest receivable and payable	747	(738)
Other adjustments (principally net changes in other assets and other liabilities)	(1,842)	(319)

Net cash provided by operating activities	23,064	21,738

Cash flows from investing activities
Purchases of available for sale securities	(505,846)	(555,031)
Purchases of held to maturity securities	(6,675)	(18,314)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	185,343	232,625
Held to maturity	15,088	22,469
Proceeds from sales of securities available for sale	293,328	276,021
Loan originations	(409,980)	(351,860)
Loan principal payments	415,994	342,601
Purchase of interest rate derivative	—	(1,368)
Redemption (Purchase) of FHLB stock	765	(1,419)
Purchase of BOLI	(3,980)
Purchases of premises and equipment	(2,622)	(6,059)
Proceeds from the sale of premises	—	48

Net cash used in investing activities	(18,585)	(60,287)

Continued

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	$(55,752)	$(54,044)
Net increase (decrease) in time deposits	11,123	(67,233)
Net increase in short-term borrowings	27,100	100,600
Gross repayments of long-term borrowings	(36,020)	(55,599)
Payments of pre-paid penalties on FHLBNY advances	(5,151)	—
Net increase in mortgage escrow funds	18,112	12,086
Death benefit received from BOLI	—	750
Treasury shares purchased	(2,566)	(9,783)
Stock option transactions	4	857
Other stock-based compensation transactions	19	64
Cash dividends paid	(6,690)	(6,897)

Net cash used in financing activities	(49,821)	(79,199)

Net decrease in cash and cash equivalents	(45,342)	(117,748)
Cash and cash equivalents at beginning of period	90,872	160,408

Cash and cash equivalents at end of period	$45,530	$42,660

Supplemental information:
Interest payments	$16,408	$20,968
Income tax payments	7,034	4,882
Net change in net unrealized losses recorded on securities available for sale	(11,540)	752
Change in deferred taxes on net unrealized losses on securities available for sale	4,686	(308)
Real estate acquired in settlement of loans	985	1,628

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Net Income:	$1,939	$4,756	$12,232	$15,089
Other Comprehensive income (loss) :
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $6,316, $4,474, $(2,456) and $2,424	9,236	6,543	(3,592)	3,545

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $220, $383, $2,230 and $2,116	322	562	3,262	3,101

	8,914	5,981	(6,854)	444

Change in funded status of defined benefit plans, net of related income tax expense of $272, $152, $652 and $453	400	226	956	680

	9,314	6,207	(5,898)	1,124

Total Comprehensive income	$11,253	$10,963	$6,334	$16,213

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

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and letters of credit on behalf of customers, which all are in the ordinary course of its lending activities. In addition, the Company purchased interest rate caps with a notional value of $50.0 million during the first quarter of fiscal 2010. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2011. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

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

2.	Recent Accounting Standards, Not Yet Adopted

Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring has been issued. The ASU clarifies which loan modifications constitute troubled debt restructurings and assists creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This standard is effective for the Company July 1, 2011 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-03, Transfers and Servicing(Topic 860)- Reconsideration of Effective Control for Repurchase Agreements has been issued, which is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard is effective for the Company January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-04, Fair Value Measurement(Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS has been issued, which will conform the meaning and disclosure requirements of fair value measurement between U.S. GAAP and in IFRS. This standard is effective for the Company January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-05- Presentation of Comprehensive Income (Topic 220) has been issued. This standard was issued to conform U.S. GAAP and IFRS as well as to increase the prominence of items reported in other comprehensive income. This standard is effective for the Company January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.	Loans

Major classifications of loans, excluding loans held for sale, are summarized below:

	June 30, 2011	September 30, 2010
Real estate - residential mortgage	$402,072	$434,900
Real estate - commercial mortgage	661,758	579,232
Acquisition, development & construction loans	193,312	231,258
Commercial business loans	201,612	217,927
Consumer loans, including home equity loans	226,518	238,224

Total	$1,685,272	$1,701,541

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

	Three Months Ended June 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by class:
Real estate - residential mortgage	$3,539	$(438)	$13	$(425)	$162	$3,276
Real estate - commercial mortgage	5,213	(114)	1	(113)	439	5,539
Real estate - commercial mortgage (CBL)[1]	1,062	(279)	—	(279)	293	1,076
Commercial business loans	2,692	(185)	2	(183)	2	2,511
Commercial business loans (CBL)[1]	5,447	(599)	103	(496)	(200)	4,751
Acquisition Development & Construction	8,728	(2,095)	3	(2,092)	2,316	8,952
Consumer, including home equity	3,449	(788)	31	(757)	588	3,280

Total Loans	$30,130	$(4,498)	$153	$(4,345)	$3,600	$29,385

Net charge-offs to average loans outstanding (annualized)						1.03%

[1]	Community Business Loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	Nine Months Ended June 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by class:
Real estate - residential mortgage	$2,587	$(878)	$14	$(864)	$1,553	$3,276
Real estate - commercial mortgage	5,068	(547)	1	(546)	1,017	5,539
Real estate - commercial mortgage (CBL)	845	(722)	—	(722)	953	1,076
Commercial business loans	3,172	(367)	179	(188)	(473)	2,511
Commercial business loans (CBL)	5,505	(3,697)	315	(3,382)	2,628	4,751
Acquisition Development & Construction	10,231	(2,220)	10	(2,210)	931	8,952
Consumer, including home equity	3,435	(1,453)	107	(1,346)	1,191	3,280

Total Loans	$30,843	$(9,884)	$626	$(9,258)	$7,800	$29,385

Net charge-offs to average loans outstanding (annualized)						0.73%

	June 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by class:
Real estate - residential mortgage	$10,535	$391,537	$402,072
Real estate - commercial mortgage	8,770	557,626	566,396
Real estate - commercial mortgage (CBL)	4,768	90,594	95,362
Commercial business loans	520	123,824	124,344
Commercial business loans (CBL)	297	76,971	77,268
Acquisition Development & Construction	27,736	165,576	193,312
Consumer, including home equity	2,483	224,035	226,518

Total Loans	$55,109	$1,630,163	$1,685,272

	June 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by class:
Real estate - residential mortgage	$1,045	$2,231	$3,276
Real estate - commercial mortgage	541	4,998	5,539
Real estate - commercial mortgage (CBL)	352	724	1,076
Commercial business loans	90	2,421	2,511
Commercial business loans (CBL)	164	4,587	4,751
Acquisition Development & Construction	1,066	7,886	8,952
Consumer, including home equity	450	2,830	3,280

Total Loans	$3,708	$25,677	$29,385

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	Three months ended June 30, 2010	Nine months ended June 30, 2010
Allowance for loan losses:
Beginning Balance	$30,444	$30,050
Charge-offs	(2,427)	(7,651)
Recoveries	254	872

Net Charge-offs	(2,173)	(6,779)
Provision for loan losses	2,750	7,750

Ending Balance	$31,021	$31,021

Net charge-offs to average loans outstanding (annualized)	0.52%	0.54%

Loans as of June 30, 2010:
Individually evaluated for impairment	$22,071
Collectively evaluated for impairment	1,683,666

Total ending loans balance	$1,705,737

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate - residential mortgage	$4,699	$4,921	$—	$4,904	$149	$48
Real estate - commercial mortgage	5,931	5,938	—	5,811	73	68
Real estate - commercial mortgage (CBL)	3,006	3,114	—	3,294	167	24
Acquisition, development and construction	20,496	20,893	—	22,426	788	766
Commercial business loans	383	383	—	589	—	33
Commercial business loans (CBL)	—	—	—	—	—	—
Consumer loans, including home equity	1,322	1,322	—	1,389	43	2

Subtotal	35,837	36,571	—	38,413	1,220	941

With an allowance recorded:
Real estate - residential mortgage	5,560	5,614	1,045	5,877	25	48
Real estate - commercial mortgage	2,755	2,832	541	2,811	102	35
Real estate - commercial mortgage (CBL)	1,578	1,654	352	1,766	—	—
Acquisition, development and construction	6,830	6,843	1,066	6,710	24	34
Commercial business loans	137	137	90	333	—	—
Commercial business loans (CBL)	297	297	164	305	—	—
Consumer loans, including home equity	1,161	1,161	450	1,201	14	10

Subtotal	18,318	18,538	3,708	19,003	165	127

Total	$54,155	$55,109	$3,708	$57,416	$1,385	$1,068

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate - residential mortgage	$2,896	$2,930	$—
Real estate - commercial mortgage	1,658	1,793	—
Acquisition, development and construction	4,732	4,760	—
Commercial business loans	458	458	—
Consumer loans, including home equity	378	378	—

Subtotal	10,122	10,319	—

With an allowance recorded:
Real estate - residential mortgage	5,682	5,879	800
Real estate - commercial mortgage	6,974	7,203	399
Acquisition, development and construction	15,613	15,652	766
Commercial business loans	1,365	1,365	511
Consumer loans, including home equity	1,663	1,664	570

Subtotal	31,297	31,763	3,046

Total	$41,419	$42,082	$3,046

Average impaired loans for the nine months ending June 30, 2011 were $67,371. Listed below are the interest income recognized during impairment and cash received for interest during impairment for the nine months ending June 30, 2011 and June 30, 2010, respectively.

	June 30, 2011	June 30, 2010

Interest income recognized during impairment	$1,385	$1,481
Cash-basis interest income recognized	1,068	868

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following tables set forth the amounts and categories of the Company’s non-performing assets and troubled debt restructurings at June 30, 2011 and September 30, 2010.

	June 30, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate - residential mortgage	$390,143	$1,301	$370	$2,064	$8,194	$402,072
Real estate - commerical mortgage	555,736	2,442	—	1,194	7,024	566,396
Real estate - commerical mortgage (CBL)	90,862	—	—	1,455	3,045	95,362
Commercial business loans	124,157	17	31	—	139	124,344
Commercial business loans (CBL)	76,972	—	—	—	296	77,268
Acquisition, development and construction loans	166,214	4,086	224	445	22,343	193,312
Consumer, including home equity loans	223,993	573	88	679	1,185	226,518

Total non-performing loans	$1,628,077	$8,419	$713	$5,837	$42,226	$1,685,272

Loans 90+ and still accruing					5,837

Real estate owned:
Land					2,505
Commercial real estate					2,325
One- to four-family					353

Total real estate owned					5,183

Total non-performing assets					$53,246

Troubled Debt Restructurings still accruing and not included above					$7,447

Ratios:
Non-performing loans to total loans					2.85%
Non-performing assets to total assets					1.79%
Allowance for loan losses to total non-performing loans					61%
Allowance for loan losses to average loans					1.74%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	September 30, 2010
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate - residential mortgage	$426,754	$113	$—	$1,953	$6,080	$434,900
Real estate - commerical mortgage	475,532	616	853	1,866	5,061	483,928
Real estate - commerical mortgage (CBL)	92,374	—	—	1,105	1,825	95,304
Commercial business loans	121,301	3,403	—	—	1,061	125,765
Commercial business loans (CBL)	91,847	—	—	—	315	92,162
Acquisition, development and construction loans	218,847	3,982	2,699	—	5,730	231,258
Consumer, including home equity loans	235,700	375	305	503	1,341	238,224

Total non-performing loans	$1,662,355	$8,489	$3,857	$5,427	$21,413	$1,701,541

Loans 90+ and still accruing					5,427

Real estate owned:
Land					2,029
Commercial real estate					1,507
One- to four-family					355

Total real estate owned					3,891

Total non-performing assets					$30,731

Troubled Debt Restructurings still accruing and not included above					$16,047

Ratios:
Non-performing loans to total loans					1.58%
Non-performing assets to total assets					1.02%
Allowance for loan losses to total non-performing loans					115%
Allowance for loan losses to average loans					1.82%

Troubled Debt Restructurings:

Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items. Total troubled debt restructurings were $20,864 and $21,504 at June 30, 2011 and September 30, 2010, respectively. There were $13,417 and $5,457 in troubled debt restructurings included in non- performing loans at June 30, 2011 and September 30, 2010, respectively. Troubled debt restructurings still accruing and considered to be performing were $7,447 and $16,047 at June 30, 2011 and September 30, 2010, respectively. The Company has allocated $331 and $673 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and September 30, 2010 respectively.

The Company has committed to lend additional amounts totaling up to $4,063 and $3,957 as of June 30, 2011 and September 30, 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of June 30, 2011, the risk category of loans by class of gross loans is as follows:

	Special Mention	Substandard	Doubtful
Real estate - residential mortgage	$3,396	$10,108	$—
Real estate - commercial mortgage	11,807	26,645
Real estate - commercial mortgage (CBL)	1,172	4,768	—
Acquisition, development and construction	5,072	54,399	—
Commercial business loans	1,540	4,717
Commercial business loans (CBL)	610	768	68
Consumer loans, including home equity loans	502	2,352	—

Total	$24,099	$103,757	$68

5.	Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with a fair value of $9,534. As of June 30, 2011, these securities have an amortized cost of $5,602 and a fair value of $5,314. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of June 30, 2011. These securities have a weighted average coupon rate of 2.96 percent, a weighted average life of 4.69 years, a weighted average 1 month prepayment history of 9.87 years and a weighted average twelve month default rate of 4.17 CDR. It was determined that one of these securities with a carrying amount of $1,878 and an amortized cost of $2,071 had an other than temporary loss which resulted in a $27 temporary impairment charge.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Grade:
Aa1	$356	$357
Ba1	163	154
B	5,083	4,803

Total private label CMOs	$5,602	$5,314

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and three interest rate swaps (see footnote 9).

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

A summary of assets and liabilities at June 30, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2011	Level 1	Level 2	Level 3

Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$121,433	$—	$121,433	$—
Freddie Mac	70,903	—	70,903	—
Ginnie Mae	5,130	—	5,130	—
CMO/Other MBS	85,918	—	85,918	—
Privately issued collateralized mortgage obligations	5,314	—	—	5,314

	288,698	—	283,384	5,314

Investment securities
U.S. Government securities	56,182	56,182	—	—
Federal agencies	368,452	—	368,452	—
Corporate debt securities	17,086	—	17,086	—
Obligations of states and political subdivisions	188,217	—	188,217	—
Equities	1,170	—	1,170	—

Total investment securities available for sale	631,107	56,182	574,925	—

Total available for sale securities	919,805	56,182	858,309	5,314

Interest rate caps and swaps	375	—	375	—

Total assets	$920,180	$56,182	$858,684	$5,314

Swaps	$139	$—	$139	$—

Total Liabilities	$139	$—	$139	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$153,188	$—	$153,188	$—
Freddie Mac	58,452	—	58,452	—
Ginnie Mae	9,315	—	9,315	—
CMO/Other MBS	32,663	—	32,663	—
Privately issued collateralized mortgage obligation	5,996	—	—	5,996

	259,614	—	253,618	5,996
Investment securities
U.S. Government securities	72,293	72,293	—	—
Federal agencies	346,019	346,019	—	—
Corporate debt securities	30,540	—	30,540	—
Obligations of states and political subdivisions	191,657	—	191,657	—
Equities	889	—	889	—

Total investment securities available for sale	641,398	418,312	223,086	—

Total available for sale securities	901,012	418,312	476,704	5,996

Interest rate caps and swaps	435	—	435	—

Total assets	$901,447	$418,312	$477,139	$5,996

Swaps	$173	$—	$173	$—

Total Liabilities	$173	$—	$173	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending June 30, 2011:

Privately issued CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,528)
(Amortization) and accretion, net	3
Change in fair value	124

Balance at June 30, 2010	$9,010

Balance at September 30, 2010	$5,996
Pay downs	(725)
(Amortization) and accretion, net	(1)
Credit loss write down (OTTI)	(27)
Change in fair value	71

Balance at June 30, 2011	$5,314

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans Held for Sale and Loans

Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $51,401 and $28,717 which equals the carrying value less the allowance for loan losses allocated to these loans at June 30, 2011 and September 30, 2010, respectively. Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2010. Changes in fair value recognized on provisions on loans held by the Company were $662 and $1,913 nine months ended June 30, 2011 and 2010, respectively.

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. Changes in fair value of mortgage servicing rights recognized for the nine months ended June 30, 2011 was $399. There was no valuation allowance recorded at June 30, 2011. A valuation allowance of $54 was recorded at September 30, 2010, reflecting fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $5,184 and $3,891 at June 30, 2011 and September 30, 2010, respectively. There were $329 and $44 changes in fair value recognized through income for those foreclosed assets held by the Company during the nine months ending June 30, 2011 and 2010, respectively.

A summary of assets and liabilities at June 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at June 30, 2011	Level 1	Level 2	Level 3

Real estate - residential mortgage	$4,569	$—	$—	$4,569
Real estate - commercial mortgage	3,593	—	—	3,593
Acquisition, development and construction	5,777	—	—	5,777
Commercial business loans	180	—	—	180
Consumer loans	711	—	—	711

Total impaired loans with specific allowance allocations	$14,830	$—	$—	$14,830

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	June 30, 2011		September 30, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$45,530	$45,530	$90,872	$90,872
Securities available for sale	919,805	919,805	901,012	901,012
Securities held to maturity	25,425	26,685	33,848	35,062
Loans	1,655,887	1,701,770	1,670,698	1,680,939
Loans held for sale	—	—	5,890	5,934
Accrued interest receivable	10,212	10,212	11,069	11,069
FHLB of New York stock	18,807	18,807	19,572	19,572
Financial liabilities:
Non-maturity deposits	(1,709,377)	(1,709,377)	(1,765,129)	(1,765,129)
Certificates of Deposit	(388,696)	(380,898)	(377,573)	(380,744)
FHLB and other borrowings	(401,831)	(457,865)	(415,247)	(473,785)
Mortgage escrow funds	(26,310)	(26,306)	(8,198)	(8,198)
Accrued interest payable	(2,197)	(2,197)	(2,307)	(2,307)

The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company’s financial instruments.

(a) Cash and due from banks

The carrying value of cash and due from banks approximates their fair value

(b) Securities

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

(c) Loans held for sale

Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP.

(d) Loans

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

(e) FHLB of New York Stock

The redeemable carrying amount of these securities with limited marketability approximates their fair value.

(f) Deposits and Mortgage Escrow Funds

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

(g) Borrowings

Fair values of FHLB and other borrowings were estimated by discounting the contractual cash flows. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered on borrowings of similar type and maturity.

(h) Other Financial Instruments

The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2011 and September 30, 2010, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

6.	Securities

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$120,501	1,446	(514)	121,433
Freddie Mac	70,138	1,069	(304)	70,903
Ginnie Mae	5,066	64	—	5,130
CMO/Other MBS	91,632	605	(1,005)	91,232

	287,337	3,184	(1,823)	288,698

Investment securities
U.S. Government securities	55,802	380	—	56,182
Federal agencies	367,444	2,040	(1,032)	368,452
Corporate bonds	16,918	178	(10)	17,086
State and municipal securities	181,193	7,227	(203)	188,217
Equities	1,396	—	(226)	1,170

	622,753	9,825	(1,471)	631,107

Total available for sale	$910,090	$13,009	$(3,294)	$919,805

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$149,084	$4,105	$(1)	$153,188
Freddie Mac	56,632	1,820	—	58,452
Ginnie Mae	9,047	268	—	9,315
CMO/Other MBS	38,338	680	(359)	38,659

	253,101	6,873	(360)	259,614

Investment securities
U.S. Government securities	71,071	1,222	—	72,293
Federal agencies	344,154	1,919	(54)	346,019
Corporate bonds	29,406	1,134	—	30,540
State and municipal securities	180,879	10,798	(20)	191,657
Equities	1,146	—	(257)	889

	626,656	15,073	(331)	641,398

Total available for sale	$879,757	$21,946	$(691)	$901,012

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

	June 30, 2011
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$4,576	4,627
One to five years	405,912	408,366
Five to ten years	160,373	164,754
Greater than ten years	50,496	52,190

Total	$621,357	$629,937

Proceeds from sales of securities available for sale totaled $293,328 and $276,021 during the nine months ending June 30, 2011 and 2010, respectively. These sales resulted in gross realized gains of $5,492 and $5,391 for the nine months ending June 30, 2011 and 2010 respectively, and gross realized losses of $0 and $174 for the nine months ending June 30, 2011 and 2010 respectively.

Proceeds from sales of securities available for sale totaled $22,977 and $45,003 during the three months ending June 30, 2011 and 2010, respectively. These sales resulted in gross realized gains of $542 and $983 for the three months ending June 30, 2011 and 2010 respectively, and gross realized losses of $0 and $38 for the three months ending June 30, 2011 and 2010 respectively.

Securities, including some held to maturity securities, with carrying amounts of $219,764 and $228,442 were pledged as collateral for borrowings at June 30, 2011 and September 30, 2010, respectively. Securities with carrying amounts of $337,230 and $490,730 were pledged as collateral for municipal deposits and other purposes at June 30, 2011 and September 30, 2010, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fannie Mae mortgage	$35,459	$(513)	$95	$(1)	$35,554	$(514)
Freddie Mac	26,987	(304)	—	—	26,987	(304)
CMO / Other MBS	52,481	(819)	2,032	(186)	54,513	(1,005)

Total Mortgage-backed securities-residential	114,927	(1,636)	2,127	(187)	117,054	(1,823)
U.S. Government and agency securities	129,980	(1,032)	—	—	129,980	(1,032)
Corporate bonds	2,081	(10)	—	—	2,081	(10)
State and municipal securities	9,275	(203)	—	—	9,275	(203)
Equity securities	103	(2)	816	(224)	919	(226)

Total	$256,366	$(2,883)	$2,943	$(411)	$259,309	$(3,294)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fannie Mae	$124	$(1)	$—	$—	$124	$(1)
CMO’s	486	(7)	5,511	(352)	5,997	(359)

Total Mortgage-backed securities-residential	610	(8)	5,511	(352)	6,121	(360)
U.S. Government and agency securities	40,638	(54)	—	—	40,638	(54)
Corporate bonds	—	—	—	—	—	—
State and municipal securities	1,541	(20)	—	—	1,541	(20)
Equity securities	99	(6)	790	(251)	889	(257)

Total	$42,888	$(88)	$6,301	$(603)	$49,189	$(691)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at June 30, 2011, the Company concluded that it expects to recover the amortized cost basis of its investments on all but one private label CMO security and therefore there was an impairment charge of $27. As of June 30, 2011 the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

Substantially all of the unrealized losses at June 30, 2011 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2011. A total of 56 available for sale securities were in a continuous unrealized loss position for less than 12 months and 11 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $5,602 and a fair value (carrying value) of $5,314 as of June 30, 2011. One of the four securities is considered to be impaired as noted above and is below investment grade. The impaired private label CMO has an amortized cost of $2,055 and a fair value of $1,878 at June 30, 2011. The remaining three securities are rated at or above B. The remaining three securities in this category are performing as of June 30, 2011 and are expected to perform based on current information.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,550	$86	$—	$1,636
Freddie Mac	2,031	109	—	2,140
Ginnie Mae	3	—	—	3
CMO/Other MBS	644	9	—	653

	4,228	204	—	4,432

Investment securities
State and municipal securities	19,697	1,030	(14)	20,713
Other	1,500	40	—	1,540

	21,197	1,070	(14)	22,253

Total held to maturity	$25,425	$1,274	$(14)	$26,685

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,835	$96	$—	$1,931
Freddie Mac	2,389	124	—	2,513
Ginnie Mae	16	1	—	17
CMO/Other MBS	729	19	—	748

	4,969	240	—	5,209

Investment securities
State and municipal securities	27,879	980	(44)	28,815
Other	1,000	38	—	1,038

	28,879	1,018	(44)	29,853

Total held to maturity	$33,848	$1,258	$(44)	$35,062

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	June 30, 2011
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$6,314	$6,350
One to five years	8,124	8,496
Five to ten years	3,109	3,456
Greater than ten years	3,650	3,951

Total	$21,197	$22,253

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	$—	$—	$666	$(14)	$666	$(14)

Total	$—	$—	$666	$(14)	$666	$(14)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal securities	$—	$—	$676	$(44)	$676	$(44)

Total	$—	$—	$676	$(44)	$676	$(44)

All of the unrealized losses on held to maturity securities at June 30, 2011 relate to local municipal general obligation bonds and are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at June 30, 2011. There was one held-to-maturity securities in a continuous unrealized loss position for more than 12 months, and no securities for less than 12 months. For securities with fixed maturities, there were no securities past due nor securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

7.	Deposits

Major classifications of deposits are summarized below:

	June 30, 2011	September 30, 2010
Demand Deposits
Retail	$174,652	$174,731
Business	279,659	277,217
Municipal	15,559	77,909
NOW Deposits
Retail	155,141	139,517
Business	29,892	34,105
Municipal	113,876	241,995

Total transaction accounts	768,779	945,474
Savings	428,120	392,321
Money market	512,478	427,334
Certificates of deposit	388,696	377,573

Total deposits	$2,098,073	$2,142,702

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Municipal deposits of $367,941 and $513,760 were included in total deposits at June 30, 2011 and September 30, 2010, respectively. Deposits received for tax receipts were approximately $219,000 at September 30, 2010. Listed below are the Company’s brokered deposits:

	June 30, 2011	September 30, 2010

Money market	$26,363	$—
Reciprocal CDAR’s1	7,997	7,889
CDAR’s one way	67,004	10,665

Total brokered deposits	$101,364	$18,554

[1]	Certificate of deposit account registry service

8.	Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2011		September 30, 2010
	Amount	Rate	Amount	Rate

By type of borrowing:
FHLB advances	$138,906	3.09%	$141,251	4.16%
FHLB Repurchase agreements	211,427	3.52%	222,500	3.98%
Senior Debt (FDIC insured)	51,498	2.74%	51,496	2.75%

Total borrowings	$401,831	3.27%	$415,247	3.88%

By remaining period to maturity:
Less than one year	$88,598	2.15%	$44,873	3.82%
One to two years	5,000	4.04%	73,996	3.14%
Two to three years	35,767	2.08%	27,708	4.00%
Three to four years	49,068	1.93%	25,125	4.14%
Four to five years	—	0.00%	20,000	2.96%
Greater than five years	223,398	4.19%	223,545	4.19%

Total borrowings	$401,831	3.27%	$415,247	3.88%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2011 and September 30, 2010, the Bank had pledged mortgages totaling $355,966 and $313,587 respectively. The Bank had also pledged securities with carrying amounts of $219,764 and $228,442 as of June 30, 2011 and September 30, 2010, respectively, to secure borrowings. As of June 30, 2011, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $367,513. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

FHLB borrowings (includes advance and repurchase agreements) of $200,000 and $227,500 at June 30, 2011 and September 30, 2010, respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 5.81 years and 6.16 years and weighted average interest rates of 4.23 percent and 4.24 percent at June 30, 2011 and September 30, 2010, respectively. An additional $20,000 is putable on a one time basis after an initial lockout period beginning in February 2013 with an interest rate of 3.57 percent.

The Company had restructured $89,135 of its FHLBNY advances which had a weighted average rate of 3.69 percent and a duration of 2.2 years, into new borrowings with a weighted average rate of 2.63 percent, duration of 1.43 years and an annualized interest expense savings of approximately $945. Prepayment penalties of $5,151 associated with the modifications are being amortized over the new duration of 1.43 years on a level yield basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

9.	Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50 percent and 4.0 percent. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for the nine months ended June 30, 2011 and June 30, 2010 was a fair value loss of $27 and $831, respectively. The fair value of the interest rate caps at June 30, 2011, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the first nine months of 2011 and 2010. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At June 30, 2011, summary information regarding these derivatives is presented below:

	Notional Amount	Average Maturity	Weighted Average Rate	Weighted Average Variable Rate	Fair Value

Interest Rate Caps	$50,000	3.43	3.75	NA	$235
3rd party interest rate swaps	1,158	8.62	6.25	1 m Libor + 2.25%	139
Customer interest rate swaps	(1,158)	8.62	6.25	1 m Libor + 2.25%	(139)

At September 30, 2010, summary information regarding these derivatives is presented below:

	Notional Amount	Average Maturity	Weighted Average Rate	Weighted Average Variable Rate	Fair Value

Interest Rate Caps	$50,000	4.18	3.75	NA	$262
3rd party interest rate swaps	1,182	9.37	6.25	1 m Libor + 2.25%	173
Customer interest rate swaps	(1,182)	9.37	6.25	1 m Libor + 2.25%	(173)

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding (basic), in ’000s	37,368	38,087	37,473	38,285
Net Income	$1,939	$4,756	$12,232	$15,089
Basic earnings per common share	$0.05	$0.12	$0.33	$0.39

Diluted earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding (basic), in ’000s	37,368	38,087	37,473	38,285
Effect of common stock equivalents	2	—	—	32

	37,370	38,087	37,473	38,317
Net Income	$1,939	$4,756	$12,232	$15,089
Diluted earnings per common share	$0.05	$0.12	$0.33	$0.39

As of June 30, 2011, 1,862,328 and 1,890,218 weighted average shares were anti-dilutive for the three month period and nine month period, respectively. As of June 30, 2010, 1,690,346 and 1,816,426 weighted average shares were anti-dilutive for the three month period and nine month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

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

As of June 30, 2011, the Company had $20,010 in outstanding letters of credit, of which $5,361 are cash secured and $3,602 were secured by collateral. The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

12.	Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended June 30,		Three months Ended June 30,
	2011	2010	2011	2010
Service Cost	$—	$—	$7	$8
Interest Cost	375	389	27	27
Expected return on plan assets	(570)	(487)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	447	377	(24)	(23)
Settlement Charge	490		—	—

	$742	$279	$28	$30

	Pension Plan		Other Post Retirement Plans
	Nine months Ended June 30,		Nine months Ended June 30,
	2011	2010	2011	2010
Service Cost	$—	$—	$21	$24
Interest Cost	1,123	1,166	81	81
Expected return on plan assets	(1,711)	(1,432)	—	—
Amortization of net transition obligation	—	—	18	18
Amortization of prior service cost	—	—	36	36
Amortization of (gain) or loss	1,342	1,132	(71)	(69)
Settlement Charge	490	—	—	—

	$1,244	$866	$85	$90

As of June 30, 2011, contributions totaling $4,400 have been deposited into the pension plan. The Company has determined no additional contributions will be made during the fiscal year 2011. During the third quarter of fiscal year 2011 the Company made a distribution under its qualified benefit pension plan of $490.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $317 for the nine months ended June 30, 2011 (including a settlement charge of $278) and $66 for the nine months ended June 30, 2010. As of June 30, 2011 there were $1,109 in contributions to fund benefit payments on an in service withdrawal of $1,083 related to the SERP.

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

Forward-Looking Statements

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, cost savings, taxes, management’s plans, strategies and objectives for future operations, dividends, share repurchases and/or other matters regarding or affecting Provident New York Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•

Legislative and regulatory changes such as the Dodd-Frank Act and its pending and future implementing regulations that adversely affect our business including changes in regulators and regulatory policies and principles or the interpretation of regulatory capital or other rules;

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

•	Our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	Changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	Our success in implementing strategic, financial and operational initiatives;

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

Overview and Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area, which is principally New York and New Jersey. Additionally, the Company offers investment management services through its subsidiary, HVIA. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

On July 6, 2011, Jack L. Kopnisky officially assumed the position of President and Chief Executive Officer succeeding George Strayton who retired after 25 years of service. The Company’s press release relating to the management transition is available in the Company’s investor relations section of its website www.providentbanking.com, as well as the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2011.

Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Going forward imperatives for the Company will be to grow revenue and earnings by expanding client acquisitions, continuing to improve credit metrics and to significantly improve efficiency levels. To achieve these goals we will focus on high value client segments, expand delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and to proactively manage enterprise risk.

There are key factors that have affected our results during the last three months and fiscal 2011. The underlying national economic conditions continue, with issues regarding unemployment continuing to be a factor. While the economy in our footprint has not been affected to the extent that other areas in the country have, we still have seen the effects on our consumer, small business and commercial customers. As a result there has been limited opportunity to make loans that meet our credit standards and pricing.

The slow economic recovery has continued to result in some borrowers experiencing higher levels of stress, which has resulted in increased levels of charge-offs during this fiscal year and past quarter. However for the first nine months of the current fiscal year we are seeing some of our credit quality indicators reflect a positive trend. Total criticized and classified loans have decreased by $42.0 million over September 30, 2010 levels. Nonperforming loans increased $21.2 million from September 30, 2010 levels due mostly to the deterioration of one ADC relationship which had been classified as a substandard performing TDR (classified as non performing as of June 30, 2011) and net charge offs increased 36.6 percent compared to the nine months ended June 30, 2010. Management of the loan portfolio and improvement of credit metrics continues to be a top priority and we remain cautious in our credit outlook as fluctuations of charge offs and problem assets are still occurring.

We continue to experience pressure on net interest income as low rates continue to have the effect of causing many assets to prepay or to be called. As of June 30, 2011, equilibrium was reached in our investment portfolio as we were able to purchase investment securities at rates approximately equal to the overall investment portfolio yield. Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits and certain core deposits, and continuation of our deposit pricing discipline. Current market interest rates have declined, and may have an affect on our reinvestment opportunities. The low interest rate environment has also caused management to sell fixed rate conforming residential mortgages into the secondary market in order to reduce interest rate risk. This past quarter saw a slight uptick in the long term interest rates, which in turn were relayed to the residential mortgage market. A result was that management made a decision to retain a portion of 1-4 family originations this past quarter to improve margin as opposed to prior strategy of selling substantially all fixed rate conforming originations.

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Total assets as of June 30, 2011 remained relatively unchanged decreasing $45.0 million or 1.5 percent from September 30, 2010. The gross loan portfolio accounts for $16.3 million of this decrease, as residential mortgages decreased $32.8 million and acquisition, development and construction loans decreased $37.9 million due to strong repayments of $25.3 million and were only partially offset by commercial real estate loan increases of $82.5 million. Cash and due from banks decreased by $45.3 million as the fiscal year end historically has a large cash position.

Net loans as of June 30, 2011 were $1.7 billion, essentially unchanged from September 30, 2010. The composition of the portfolio changed as a result of our emphasis on commercial lending and sales of substantially all new residential mortgage production. Commercial real estate loans increased $82.5 million, and Acquisition, Development and Construction loans (ADC) decreased $37.9 million to $193.3 million compared to $231.3 million as of September, 2010, primarily due to the repayments. Consumer loans decreased by $11.7 million, and residential loans decreased by $32.8 million during the nine months ended June 30, 2011. Total loan originations, including loans originated for sale were $447.8 million for the nine months ending June 30, 2011, while repayments were $416.0 million and sales of residential mortgages were $44.6 million. There were decreases in the loan loss reserves of $1.4 million in commercial business loans and $1.3 million of ADC, with increases of $702,000 in commercial real estate and $689,000 in residential mortgages. The variances were driven by modifications in reserve factors as well as changes in loan balances.

Total securities increased by $10.4 million, to $945.2 million at June 30, 2011 from $934.9 million at September 30, 2010. Securities purchases were $512.5 million, sales of securities were $293.3 million, and maturities, calls, and repayments were $200.4 million. Carrying values of securities were reduced by $11.5 million due to unrealized losses.

Core deposit and other intangible assets increased $1.3 million due to Provident Bank entering into a naming rights contract for Provident Bank Ball Park, net of amortization of $1.1 million.

Deposits as of June 30, 2011 were $2.1 billion, a decrease of $44.6 million, or 2.1 percent, from September 30, 2010. As of June 30, 2011 transaction accounts were 36.6 percent of deposits, or $768.8 million compared to $945.5 million or 44.1 percent of deposits at September 30, 2010. Deposits received from municipalities for tax payments were approximately $219 million at September 30, 2010. As of June 30, 2011 savings deposits were $428.1 million, an increase of $35.8 million or 9.1 percent. Money market accounts increased $85.1 million or 19.9 percent to $512.5 million at June 30, 2011. Certificate of deposit accounts increased by $11.1 million or 2.9 percent. As of June 30, 2011 the Company had $101.3 million in wholesale deposits with a weighted average rate of 0.29 percent included in total deposits.

Borrowings decreased by $13.4 million, or 3.2 percent, from September 2010, to $401.8 million. Borrowings decreased as $35 million in advances matured and seasonal municipal tax deposits were retained. The Company completed restructuring $89.1 million of FHLBNY advances during the second quarter of fiscal 2011 which had a weighted average rate of 3.69 percent and a duration of 2.2 years, into new borrowings with a weighted average rate of 2.63 percent, duration of 1.43 years and an annualized interest expense savings of approximately $945,000, assuming no increase in interest rates. Prepayment penalties of $5.2 million associated with the modifications are being amortized into interest expense over the modification period on a level yield basis.

Stockholders’ equity decreased $1.9 million from September 30, 2010 to $429.0 million at June 30, 2011. The decrease was due to a $2.6 million increase in treasury stock, and a $5.9 million decrease in accumulated other comprehensive income, after realizing year to date securities gains of $5.5 million. These items were offset in part by a $5.7 million increase in the Company’s retained earnings and an increase of $882,000 due to stock based compensation items. For the 2011 fiscal year to date, the Company repurchased 274,454 shares of its common stock in the open market at a cost of $2.6 million under the treasury repurchase program. Future share repurchases will depend on, among other factors, market conditions, earnings levels and alternative uses of capital.

As of June 30, 2011 the Company had authorization to purchase up to additional 959,713 shares of common stock. Bank Tier I capital to assets was 8.77 percent at June 30, 2011. Tangible capital as a percentage of tangible assets at the consolidated company level was 9.37 percent.

Credit Quality (Also see Note 4 to the consolidated financial statements)

The third quarter of fiscal 2011’s credit metrics were negatively impacted by the movement to non-performing loans of a $14 million ADC relationship previously classified (as of March 31, 2011) as a substandard performing TDR. This downgrade was due to a significant decline in sales activity in the project during the third quarter. This subsequently resulted in a charge-off of $2.0 million and an increase in loan loss provision of $1.5 million.

Net charge-offs for the nine months ended June 30, 2011 were $9.3 million (0.73 percent of average loans, on an annualized basis) compared to $6.8 million (0.54 percent of average loans, on an annualized basis) for the same period in the prior year.

Our year-to-date provision of $7.8 million resulted in a net decrease in the allowance for loan losses of $1.5 million, from $30.8 million at September 30, 2010 to $29.4 million at June 30, 2011.

Substandard loans at June 30, 2011 were $103.8 million compared to $132.1 million at September 30, 2010, while special mention loans went from $37.9 million at September 30, 2010 to $24.1 million at June 30, 2011. Net declines in ADC and commercial business loan portfolios were offset in part by net increases in commercial mortgages and residential loans.

Nonperforming loans at June 30, 2011 were $48.1 million compared to $26.8 million at September 30, 2010. The increase in non-performing loans was caused by $20.5 million in additions to non-performing ADC loans, net of a $2.0 million charge-off related to one borrower. Of loans classified as non-performing at September 30, 2010 we favorably resolved $8.2 million through upgrades or paydowns. Charge-offs were $2.8 million of those non-performing loans and $3.1 million was transferred to REO. In addition, a commercial construction loan of $6.7 million was classified as non-performing at December 31, 2010 and was subsequently refinanced, resulting in a $4.7 million performing loan and a $2.0 million loan paying as agreed but currently in non-performing status. At June 30, 2011, the allowance for loan losses was 61.1 percent of nonperforming loans and 1.7 percent of the average loan portfolio. At September 30, 2010, the allowance for loan losses was 115 percent of nonperforming loans and 1.81 percent of the average loan portfolio. The current weighted average loan to value of mortgage secured non performing loans before and after specific reserves was 80 percent and 77 percent, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

Net income for the three months ended June 30, 2011 was $1.9 million or $0.05 per diluted share, a decrease of $2.8 million compared to $4.8 million or $0.12 per diluted share, for the same period in fiscal 2010. Excluding the after tax effect of net securities gains, the fair value adjustment of interest rate caps , and a defined benefit settlement and change in CEO charge net income was $0.07 per diluted share for the three month period ending June 30, 2011 and compared to $0.12 per diluted share for the three month period ending June 30, 2010. The provision for loan losses for the three months ended June 30, 2011 was $3.6 million, an increase of $850,000, compared to $2.8 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the three months ended June 30, 2011, decreased 21 basis points compared to the same period last year from 3.91 percent to 3.70 percent. Non-interest income for the three months ended June 30, 2011, remained relatively unchanged at $5.2 million. Non-interest expense increased $1.9 million, or 9.3 percent, to $22.7 million for the three months ended June 30, 2011, compared to $20.7 million for the same period in the prior year primarily due to the retirement benefit settlement charge and costs associated with the change in the Company’s CEO of $1.5 million.

Earnings excluding securities gains, retirement benefit settlement charge and the fair value adjustment of interest rate caps are presented below. The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

Non-GAAP disclosures

(In thousands, except share data)

	Three months ended June 30,
	2011	2010
Net Income
Net Income	$1,939	$4,756
Securities gains and credit losses[1]	(306)	(561)
Retirement benefit settlement charge/change in CEO[1]	887	—
Fair value loss on interest rate caps[1]	154	353

Net adjusted income	$2,674	$4,548

Earnings per common share
Diluted Earnings per common share	$0.05	$0.12
Securities gains and credit losses[1]	(0.01)	(0.01)
Retirement benefit settlement charge/change in CEO[1]	0.02	—
Fair value loss on interest rate caps[1]	—	0.01

Diluted adjusted earnings per common share	$0.07 *	$0.12

Non-interest income
Total non-interest income	$5,217	$5,281
Securities gains and credit losses	(515)	(945)
Fair value loss on interest rate caps	259	595

Adjusted non interest-income	$4,961	$4,931

Non-interest expense
Total non-interest expense	$22,669	$20,741
Retirement benefit settlement charge/change in CEO	(1,494)	—

Adjusted non interest-expense	$21,175	$20,741

[1]	After marginal tax effect 40.61%
*	Rounding

Relevant operating results performance measures follow:

	Three Months Ended June 30,
	2011	2010
Per common share:
Basic earnings	$.05	$0.12
Diluted earnings	.05	0.12
Dividends declared	.06	0.06
Return on average (annualized):
Assets	0.27%	0.65%
Equity	1.83%	4.50%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,038,674	$14,429	5.57%	$983,264	$14,572	5.94%
Consumer loans	231,018	2,585	4.49	244,341	2,736	4.49
Residential mortgage loans	382,060	5,247	5.51	425,419	6,085	5.74

Total loans [1]	1,651,752	22,261	5.41	1,653,024	23,393	5.68

Securities-taxable	688,445	3,607	2.10	693,554	4,716	2.73
Securities-tax exempt [2]	208,643	2,814	5.41	219,121	3,135	5.74
Federal Reserve excess reserves	11,957	11	0.37	4,029	3	0.30
Other earning assets	19,632	226	4.62	24,536	259	4.23

Total securities and other earning assets	928,677	6,658	2.88	941,240	8,113	3.46

Total interest-earning assets	2,580,429	28,919	4.50	2,594,264	31,506	4.87

Non-interest-earning assets	335,559			334,362

Total assets	$2,915,988			$2,928,626

Interest bearing liabilities:
NOW Checking	$296,677	132	0.18%	$263,709	123	0.19%
Savings, clubs and escrow	444,913	122	0.11	413,315	105	0.10
Money market accounts	529,286	445	0.34	428,612	345	0.32
Certificate accounts	346,903	794	0.92	467,360	1,276	1.10

Total interest-bearing deposits	1,617,779	1,493	0.37	1,572,996	1,849	0.47
Borrowings	397,531	3,637	3.67	481,460	4,361	3.63

Total interest-bearing liabilities	2,015,310	5,130	1.02	2,054,456	6,210	1.21

Non- interest bearing deposits	464,197			430,387
Other non-interest-bearing liabilities	11,519			19,562

Total liabilities	2,491,026			2,504,405
Stockholders’ equity	424,961			424,221

Total liabilities and equity	$2,915,987			$2,928,626

Net interest rate spread			3.48%			3.66%

Net earning assets	$565,119			$539,808

Net interest margin		23,789	3.70%		25,296	3.91%

Less tax equivalent adjustment [2]		(985)			(1,098)

Net interest income		$22,804			$24,198

Ratio of average interest-earning assets to average interest bearing liabilities	128.04%			126.27%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30,
	2011 vs. 2010
	Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$796	$(939)	$(143)
Consumer loans	(151)	—	(151)
Residential mortgage loans	(601)	(237)	(838)
Securities-taxable	(34)	(1,075)	(1,109)
Securities-tax exempt[2]	(145)	(176)	(321)
Federal Reserve excess reserves	7	1	8
Other earning assets	(49)	16	(33)

Total interest income	(177)	(2,410)	(2,587)

Interest-bearing liabilities
NOW checking	16	(7)	9
Savings	8	9	17
Money market	79	21	100
Certificates of deposit	(295)	(187)	(482)
Borrowings	(756)	32	(724)

Total interest expense	(948)	(132)	(1,080)

Net interest margin	771	(2,278)	(1,507)

Less tax equivalent adjustment[2]	50	63	113

Net interest income	$821	$(2,215)	$(1,394)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2011 decreased by $1.4 million, to $22.8 million, compared to $24.2 million for the quarter ended June 30, 2010. Gross interest income on a tax-equivalent basis decreased by $2.6 million, or 8.2 percent, to $28.9 million for the quarter ended June 30, 2011, compared to $31.5 million for the same three months in 2010. General market interest rates have declined from the prior period. As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined. Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income. Interest expense decreased by $1.1 million with the primary decrease in certificates of deposit of $482,000 and borrowings of $724,000. The average costs of borrowings increased as a result in the change in the mix of shorter and long term advances.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $3.6 million in loan loss provisions for the quarter ended June 30, 2011. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the quarter ended June 30, 2011 were $4.3 million, which included $1.0 million of specific reserves recorded in prior periods.

Non-interest income for the three months ended June 30, 2011 decreased by $64,000 to $5.2 million. The decrease was due mainly to net gains on sales of securities of $542,000 in third quarter fiscal 2011 compared to $945,000 in third quarter fiscal 2010. This decrease was offset in part by a lower fair value loss on interest rate caps and higher other income, as other categories of noninterest income were relatively stable.

Non-interest expense for the three months ended June 30, 2011 increased by 9.3 percent, to $22.7 million, primarily due to charges associated with the change in CEO and the related defined benefit settlement charges of $1.5 million, REO expenses and occupancy expense offset in part by lower advertising and promotion, regulatory fees from FDIC insurance and intangible amortization. In addition, the third quarter of 2010 benefited from a recovery of $300,000 related to servicing costs of our ATM and debit card programs.

Income Tax The Company recorded an income tax credit for the third quarter of $187,000 compared to an effective tax rate of 20.6 percent for the same period in the prior year. The decline is due to tax exempt municipal securities and BOLI income being a larger portion of overall pretax income in the current period.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and June 30, 2010

Net income for the nine months ended June 30, 2011 was $12.2 million or $0.33 per diluted share, a decrease of $2.9 million, compared to $15.1 million or $0.39 per diluted share for the same period in fiscal 2010. Excluding the after tax effect of net securities gains, the fair value adjustment of interest rate caps , and a defined benefit settlement charge and change in CEO, net income was $0.27 per diluted share and $0.33 per diluted share for the nine months ending June 30, 2011 and 2010, respectively. Net interest income before provision for loan losses for the nine months ended June 30, 2011, decreased by $1.5 million to $68.5 million, compared to $70.0 million for the same period in the prior year. The provision for loan losses was $7.8 million in both periods. Net interest margin on a tax equivalent basis for the nine months ended June 30, 2011, decreased 11 basis points compared to the same period last year from 3.79 percent to 3.68 percent. Non-interest income for the nine months ended June 30, 2011, was $20.9 million, an increase of $1.4 million, compared to $19.5 million for the same period last year. The increase was due to higher gains on sale of securities and loans, and a lower fair value loss on interest rate caps, offset in part by lower deposit fees and service charges. Non-interest expense increased $3.9 million or 6.3 percent, to $65.7 million for the nine months ended June 30, 2011, compared to $61.8 million for the same period in the prior year. The increase is primarily due to charges associated with the change in CEO and defined benefit settlement charge of $1.8 million, and staffing and occupancy expenses for new offices in Westchester and Nyack, and professional fees.

Earnings excluding securities gains, retirement benefit settlement and change in CEO charge, and the fair value adjustment of interest rate caps are presented below. The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

Non-GAAP disclosures

(In thousands, except share data)

	Nine months ended June 30,
	2011	2010
Net Income
Net Income	$12,232	$15,089
Securities gains and credit losses[1]	(3,246)	(3,098)
Retirement benefit settlement charge/change in CEO[1]	1,052	—
Fair value loss on interest rate caps[1]	16	494

Net adjusted income	$10,054	$12,485

Earnings per common share
Diluted Earnings per common share	$0.33	$0.39
Securities gains and credit losses[1]	(0.09)	(0.08)
Retirement benefit settlement charge/change in CEO[1]	0.03	—
Fair value loss on interest rate caps[1]	—	0.01

Diluted adjusted earnings per common share	$0.27 *	$0.33 *

Non-interest income
Total non-interest income	$20,896	$19,487
Securities gains and credit losses	(5,465)	(5,217)
Fair value loss on interest rate caps	27	831

Adjusted non interest-income	$15,458	$15,101

Non-interest expense
Total non-interest expense	$65,729	$61,808
Retirement benefit settlement charge/change in CEO	(1,772)	—

Adjusted non interest-expense	$63,957	$61,808

[1]	After marginal tax effect 40.61%
*	Rounding

Relevant operating results performance measures follow:

	Nine Months Ended June 30,
	2011	2010
Per common share:
Basic earnings	$0.33	$0.39
Diluted earnings	0.33	0.39
Dividends declared	0.18	0.18
Return on average (annualized):
Assets	0.56%	0.69%
Equity	3.85%	4.76%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Nine Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,038,093	$43,372	5.59%	$965,237	$42,087	5.83%
Consumer loans	234,569	7,828	4.46	248,504	8,409	4.52
Residential mortgage loans	390,353	16,305	5.58	437,175	18,952	5.80

Total net loans [1]	1,663,015	67,505	5.43	1,650,916	69,448	5.62

Securities-taxable	688,570	10,668	2.07	671,451	14,192	2.83
Securities-tax exempt [2]	215,052	8,700	5.41	207,988	8,973	5.77
Federal Reserve excess reserves	12,977	28	0.29	25,299	48	0.25
Other earning assets	21,637	940	5.81	25,091	932	4.97

Total securities and other earning assets	938,236	20,336	2.90	929,829	24,145	3.47

Total interest-earning assets	2,601,251	87,841	4.51	2,580,745	93,593	4.85

Non-interest-earning assets	337,078			330,623

Total assets	$2,938,329			$2,911,368

Interest bearing liabilities:
NOW Checking	$317,610	476	0.20%	$284,804	458	0.22%
Savings, clubs and escrow	422,247	344	0.11	388,914	295	0.10
Money market accounts	484,249	1,196	0.33	418,196	1,126	0.36
Certificate accounts	373,558	2,704	0.97	463,793	4,961	1.43

Total interest-bearing deposits	1,597,664	4,720	0.39	1,555,707	6,840	0.59
Borrowings	433,406	11,578	3.57	489,095	13,595	3.72

Total interest-bearing liabilities	2,031,070	16,298	1.07	2,044,802	20,435	1.34

Non- interest bearing deposits	467,711			422,911
Other non-interest-bearing liabilities	15,156			20,085

Total liabilities	2,513,937			2,487,798
Stockholders’ equity	424,392			423,570

Total liabilities and equity	$2,938,329			$2,911,368

Net interest rate spread			3.44%			3.51%

Net earning assets	$570,181			$535,943

Net interest margin		71,543	3.68%		73,158	3.79%

Less tax equivalent adjustment [2]		(3,045)			(3,140)

Net interest income		$68,498			$70,018

Ratio of average interest-earning assets to average interest bearing liabilities	128.07%			126.21%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Nine Months Ended June 30,
	2011 vs. 2010
	Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$3,080	$(1,795)	$1,285
Consumer loans	(470)	(111)	(581)
Residential mortgage loans	(1,955)	(692)	(2,647)
Securities-taxable	358	(3,882)	(3,524)
Securities-tax exempt[2]	300	(573)	(273)
Federal Reserve excess reserves	(27)	7	(20)
Other earning assets	(128)	136	8

Total interest income	1,158	(6,910)	(5,752)

Interest-bearing liabilities
NOW checking	58	(40)	18
Savings	23	26	49
Money market	169	(99)	70
Certificates of deposit	(851)	(1,406)	(2,257)
Borrowings	(1,475)	(542)	(2,017)

Total interest expense	(2,076)	(2,061)	(4,137)

Net interest margin	3,234	(4,849)	(1,615)

Less tax equivalent adjustment[2]	(107)	202	95

Net interest income	$3,127	$(4,647)	$(1,520)

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[3]	Reflects tax equivalent adjustment for tax-exempt income based on a 35 percent federal rate.

Net interest income for the nine months ended June 30, 2011 decreased by $1.5 million to $68.5 million, compared to $70.0 million for the nine months ended June 30, 2010. Net interest income on a tax-equivalent basis decreased by $1.6 million to $71.5 million for the nine months ended June 30, 2011, compared to $73.2 million for the nine months ended June 30, 2010. As a result the general levels of yields in the asset and liability structure of the Company’s balance sheet have declined. Further, as the Company restructured a large portion of its investment portfolio, the reinvestment of proceeds from sales into generally lower yielding securities resulted in additional declines in investment income. Interest expense decreased by $4.1 million with the primary decrease in certificates of deposit of $2.3 million and borrowings of $2.0 million.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. We recorded $7.8 million in loan loss provisions for nine months June 30, 2011, or $1.5 million less than net charge-offs. This compares to $7.8 million for the nine month period ended June 30, 2010 with net charge-offs for the period of $6.8 million. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans.

Non-interest income for the nine months ended June 30, 2011 increased $1.4 million to $20.9 million due to higher gains on sales of securities and loans, and a lower fair value loss on interest rate caps. Partially offsetting these increases in non interest income were lower deposit fees and service charges. The decline in fees is primarily related to changes in customer behavior regarding overdrafts.

Non-interest expense for the nine months ended June 30, 2011 increased $3.9 million to $65.7 million primarily due to increased retirement plan expense due to the retirement of the CEO, employee medical insurance, staffing for new offices in Westchester and Nyack, professional fees and occupancy costs for new locations. Offset in part by declines in stock based compensation expense and ATM service charge expense.

Income Tax The effective tax rate was 22.9 percent and 24.4 percent, for year to date fiscal 2011 and 2010 respectively. The decrease is mainly due to the elimination of the New York State Thrift bad debt deduction, but was offset by tax benefits generated by our captive insurance company as well as a larger proportion of tax exempt income related to pretax income.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2011 and 2010, our loan originations totaled $447.8 million and $379.1 million, respectively. Purchases of securities available for sale totaled $505.8 million and $555.0 million for the nine months ended June 30, 2011 and 2010, respectively. Purchases of securities held to maturity totaled $6.7 million and $18.3 million for the nine months ended June 30, 2011 and 2010, respectively. These activities were funded primarily by sales of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $62.4 million at June 30, 2011, and consisted of $54.5 million at adjustable or variable rates and $7.9 million at fixed rates. Unused lines of credit granted to customers were $321.5 million at June 30, 2011. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $56.5 million and $50.9 million at June 30, 2011 and September 30, 2010, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $44.6 million and $121.3 million for the nine months ended June 30, 2011 and 2010, respectively. Based upon prior experience and our current pricing strategy, management believes that a significant portion of deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets continue to improve during fiscal 2011 when compared to fiscal 2010. Credit spreads narrowed steadily during the past year and many are very near historically low levels. Nevertheless, loan demand remains muted causing liquidity to remain high. Furthermore, the extremely low interest rate environment caused our deposits to remain at elevated levels which has also strengthened our liquidity position. Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels. However, much of this liquidity is held in the form of very short-term securities. The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $401.8 million was outstanding at June 30, 2011. At June 30, 2011, we had the ability to borrow an additional $172.9 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $367.5 million by pledging securities not required to be pledged for other purposes as of June 30, 2011. Further, at June 30, 2011 we had $101.4 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $8.0 million) and have relationships with several brokers to utilize these low cost sources of funding should conditions warrant further sources of funds.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors. As of June 30, 2011, the Company’s tangible capital as a percent of tangible assets increased to 9.37 percent, and its tangible book value decreased to $6.93 per share, compared to September 30, 2010. The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	June 30,	September 30,
	2011	2010
Total assets	$2,976,057	$3,021,025
Goodwill and other amortizable intangibles	(165,828)	(164,501)

Tangible assets	$2,810,229	$2,856,524

Stockholders’ equity	$429,037	$430,955
Goodwill and other amortizable intangibles	(165,828)	(164,501)

Tangible stockholders’ equity	$263,209	$266,454

Outstanding Shares	38,005,866	38,262,288
Tangible capital as a % of tangible assets (consolidated)	9.37%	9.33%
Tangible book value per share	$6.93	$6.96

The Company declared a dividend of $0.06 per share payable on August 18, 2011 to stockholders of record on August 8, 2011.

The following table sets forth the Bank’s regulatory capital position at June 30, 2011 and September 30, 2010, compared to OTS requirements:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Tangible capital	$246,291	8.8%	$42,128	1.5%	$—	—
Tier 1 (core) capital	246,291	8.8	112,342	4.0	140,427	5.0%
Risk-based capital:
Tier 1	246,291	12.2	—	—	120,894	6.0
Total	271,483	13.5	161,192	8.0%	201,489	10.0

September 30, 2010:
Tangible capital	$240,230	8.4%	$42,734	1.5%	$—	—
Tier 1 (core) capital	240,230	8.4	113,958	4.0	142,447	5.0%
Risk-based capital:
Tier 1	240,230	12.1	—	—	119,251	6.0
Total	265,148	13.3	159,002	8.0%	198,752	10.0

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

Estimated Changes in NPV and NII. The table below sets forth, as of June 30, 2011, the estimated changes in our (1) NPV that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in		Estimated Increase (Decrease)			Increase (Decrease) in
Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
(Dollars in thousands)
+300	$301,808	$(37,466)	-11.0%	$91,661	$4,689	5.4%
+200	314,069	(25,205)	-7.4%	90,583	3,611	4.2%
+100	327,155	(12,119)	-3.6%	89,034	2,062	2.4%
0	339,274	0	0.0%	86,972	0	0.0%
-100	344,381	5,107	1.5%	80,839	(6,133)	-7.1%

The table set forth above indicates that at June 30, 2011, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 7.4 percent decrease in NPV and a 4.2 percent increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII beyond -100 basis points.

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

During the third quarter of fiscal year 2011, the federal funds target rate remained in a range of 0.00 – 0.25 percent as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased by 3 basis points from 0.42 percent to 0.45 percent during the first three quarters of fiscal year 2011 while the yield on U.S. Treasury 10 year notes increased 65 basis points from 2.53 percent to 3.18 percent over the same time period. The disproportionately greater rate of increase on longer term maturities has resulted in the 2-10 year treasury yield curve being steeper at the end of the third quarter of fiscal 2011 than it was when the year began. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression. We hold $50 million in notional principal of interest rate caps to help mitigate this risk. Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature. The net value at risk is $235.

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

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of the Company’s most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total Number of shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1 - April 30	37,908	$9.35	37,908	987,913
May 1 - May 31	28,200	9.32	28,200	959,713
June 1 - June 30	968	8.36	—	959,713

Total	67,076	$9.32	66,108

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement among Provident New York bancorp, Provident Bank and Jack L. Kopnisky (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2011).

10.2	Letter agreement between Provident New York Bancorp and George L. Strayton (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed with the Commission on June 21, 2011).

10.3	Form of Stock Option Agreement between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011)+

10.4	Form of Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011)+

10.5	Form of Performance-based Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011)+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	August 9, 2011	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Paul A. Maisch
Paul A. Maisch
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)