Form 10-K
period 2011-09-30
PROVIDENT NEW YORK BANCORP
filed 2011-12-13
CIK 1070154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)   YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer — See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2011 was $343,678,848.

As of December 5, 2011 there were outstanding 37,883,008 shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2011.

PROVIDENT NEW YORK BANCORP

FORM 10-K TABLE OF CONTENTS

September 30, 2011

PART I

ITEM 1. Business

Provident New York Bancorp

Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”). At September 30, 2011, Provident Bancorp had, on a consolidated basis, assets of $3.1 billion, deposits of $2.3 billion and stockholders’ equity of $431.1 million. As of September 30, 2011, Provident Bancorp had 37,864,008 shares of common stock outstanding.

Provident Bank

Provident Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. With $3.1 billion in assets and 513 full-time equivalent employees, Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate 37 full servicing banking offices consisting of 30 retail branches and 7 commercial banking centers which serve the Hudson Valley region. There are 13 offices located in Rockland, New York, 14 offices in Orange County, New York, 8 offices in contiguous Sullivan, Ulster, Westchester and Putnam Counties in New York, and two offices in Bergen County, New Jersey which operate under the name PBNY Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, community business (small business) and retail banking products and services. Additionally, the Company announced on October 31, 2011 its intention to expand into New York City, with the employment of a market area president and intends to staff a commercial banking center with several teams of relationship bankers servicing middle market clients commercial business.

We also offer deposit services to municipalities located in the State of New York through Provident Bank’s wholly-owned subsidiary, Provident Municipal Bank.

Provest Services Corporation I is a wholly-owned subsidiary of Provident Bank, holding an investment in a limited partnership that operates an assisted-living facility. A percentage of the units in the facility are for low-income individuals. Provest Services Corp. II is a wholly-owned subsidiary of Provident Bank that has engaged a third-party provider to sell annuities, life and health insurance products to Provident Bank’s customers. The activities of these subsidiaries have had an insignificant effect on our consolidated financial condition and results of operations to date. Provident REIT, Inc. and WSB Funding are subsidiaries in the form of real estate investment trusts and hold commercial real estate loans. Also, the Bank maintains several corporations which hold foreclosed properties acquired by Provident Bank.

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

Non-Bank Subsidiaries

In addition to Provident Bank, the Company owns Hardenburgh Abstract Company, Inc. (“Hardenburgh”) that was acquired in connection with the acquisition of Warwick Community Bancorp (“WSB”) and Hudson Valley Investment Advisors, LLC, an investment advisory firm that generates investment management fees. Hardenburgh had gross revenue from title insurance policies and abstracts of $1.2 million and net income of

$220,000 in 2011, Hudson Valley Investment Advisors, LLC generated $2.4 million in fee income in 2011 and net income of $276,000 and Provident Risk Management, Inc. a captive insurance company, generated $1.2 million in intercompany revenues and $980,000 in net income.

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

Market Area

We operate 37 full servicing banking offices consisting of 30 retail branches and 7 commercial banking centers which serve the Hudson Valley region. There are 13 offices located in Rockland, New York, 14 offices in Orange County, New York, 8 offices in contiguous Sullivan, Ulster, Westchester and Putnam Counties in New York, and two offices in Bergen County, New Jersey which operate under the name PBNY Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, community business (small business) and retail banking products and services. Additionally, the Company announced on October 31, 2011 its intention to expand into New York City, with the employment of a market area president and intend to staff a commercial banking center with several teams of relationship bankers servicing middle market client’s commercial business.

Our primary lending area consists of Rockland and Orange Counties as well as contiguous counties. Rockland and Orange Counties represent a suburban area with a broad employment base. These counties also serve as bedroom communities for nearby New York City and other suburban areas including Westchester County and northern New Jersey. According to data published by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2011, Provident Bank holds the #2 share of deposits in Rockland County and #3 share of deposits in Orange County, and overall has the combined #2 share of deposits in Rockland and Orange Counties, New York.

Management Strategy

We operate as an independent bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state, and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances which provides a favorable platform for long-term sustainable growth. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Imperatives for the Company will be to grow revenue and earnings by expanding client acquisitions, continuing to improve credit metrics and to significantly improve efficiency levels. To achieve these goals we will focus on high value client segments, expand delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and to proactively manage enterprise risk. Highlights of management’s business strategy are as follows:

Operating within a defined market. As an independent bank, we emphasize the local nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the businesses, individuals, and municipalities in our market area. We offer a broad range of financial products to meet the changing needs of the marketplace, including internet banking, cash management services and, on a selective basis, sweep accounts. In addition, we offer asset management services to meet the investing needs of individuals, corporations and not-for-profit entities. As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

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

Growing and maintaining a Diversified Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. To support this activity, we maintain commercial, consumer and residential loan departments staffed with experienced professionals to promote the continued growth and prudent management of loan assets. We have experienced consistent and significant growth in our commercial loan portfolio while continuing to provide our residential mortgage and consumer lending services. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields. We have currently deemphasized acquisition and development lending for residential housing development of single family homes, as this area has been the most affected by the economy of the region.

Expanding our Banking Franchise. Management intends to continue the expansion of the banking franchise and to increase the number of customers served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which drives a lower overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in banking locations and technology to support exceptional service levels for Provident Bank’s customers. Recent expansion efforts have been focused on the greater New York area through the addition of commercial teams. We intend to concentrate on certain segments of the market, in particular focusing on business with revenues of $5 million to $100 million, small business with revenues of $500,000 to $5 million and financially savvy families.

Lending Activities

General. The loans we originate in our general market are; primarily commercial real estate loans, multifamily real estate, commercial business loans, and are deemphasizing acquisition, development and construction loans (“loan portfolio”). We also originate loans in our market area on a fixed-rate and adjustable-rate (“ARM”) basis residential mortgage loans collateralized by one- to four-family residential real estate, and consumer loans such as home equity lines of credit, homeowner loans and personal loans. We retain most of the loans we originate, although we may sell longer-term one- to four-family residential loans and participations in some commercial loans.

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as assisted living and nursing homes, churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. Recently we began seeking multifamily properties to diversify the portfolio. We target commercial real estate loans with initial principal balances between $1.0 million and $15.0 million. At September 30, 2011, loans secured by commercial real estate totaled $703.4 million, or 41.4% of our total loan portfolio and consisted of 982 loans outstanding, although there are a large number of loans with balances substantially greater than the average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have balloon maturities up to ten years. Amortization on these loans is typically based on 25-year payout schedules. Margins generally range from 200 basis points to 300 basis points above the applicable Federal Home Loan Bank advance rate.

In the underwriting of commercial real estate loans, we generally lend up to 75% of the property’s appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally targeting a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to four-family residential mortgage loans. Commercial real estate loans typically involve significant loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is the primary occupant, repayment experience also depends on the successful operation of the borrower’s underlying business.

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2011, we had 1,871 commercial business loans outstanding with an aggregate balance of $209.9 million, or 12.3% of the total loan portfolio. As of September 30, 2011, the average commercial business loan balance was approximately $111,800, although there are a large number of loans with balances substantially greater than this average.

Commercial credit decisions are based on a credit assessment of the loan applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $100,000, we use a modified credit scoring system that enables us to process the loan requests more quickly and efficiently.

Commercial business loans generally bear higher interest rates than residential loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. .

One-To Four-Family Real Estate Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $1.1 million that are fully amortizing with monthly or bi-weekly loan payments. This portfolio totaled $389.8 million, or 22.9% of our total loan portfolio at September 30, 2011.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes or higher in certain areas as determined by the Federal Housing Finance Agency. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. In order to reduce exposure to rising interest rates, we sold or securitized a portion of conforming fixed rate 1-4 family residential loans originated, totaling $52.5 million and $49.0 million in proceeds for the fiscal years ending September 30, 2011 and 2010, respectively.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. These loans are generally intended to be held in our portfolios.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly one- to four-family residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. As of September 30, 2011, bi- weekly loans totaled $89.5 million, or 23% of our residential loan portfolio. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2011, loans serviced for others, excluding loan participations, totaled $173.8 million.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally resets every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2011, our ARM portfolio included $2.2 million in loans that re-price every six months, $42.5 million in loans that re-price once a year, $19.1 million in loans that re-price periodically after an initial fixed-rate period of one year or more and $429,000 that re-price based upon other miscellaneous re-pricing terms. Our adjustable rate loans do not have interest-only or negative amortization features. We do not nor have we in the past originated “subprime” loans, i.e., loans to borrowers with subprime credit scores combined with either high loan-to-value or high debt-to-income ratios.

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

Acquisition, Development and Construction Loans. Historically, we originated land acquisition, development and construction (“ADC”) loans to builders in our market area. In the past year, we have deemphasized this lending due to the economic slow down and declines in the real estate market. Effective August 2011, our policy is to consider acquisition or development loans only on an exception basis. These loans totaled $175.9 million, or 10.3% of our total loan portfolio at September 30, 2011, a decline of $55.3 million as we have de-emphasized this business. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers we deem to be our lowest risk, higher loan-to-value ratios may be allowed. We also make development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus limited approval of soft costs. In general, we do not originate loans with interest reserves. A portion of our ADC loans acquired through the purchase of participations do carry interest reserves. The total of these ADC participation loans with interest reserves at September 30, 2011 were $12.6 million. Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to area builders which are not affected by our new policy. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers except in cases of owner occupied construction loans. Owner occupied commercial construction loans totaled $6.9 million at September 30, 2011. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile is maintained by restricting the number of model or speculative units in each project.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. In recent years as a result of the economic downturn, most projects have performed behind schedule, requiring the borrowers to carry these projects for a longer period than was originally contemplated when we approved the credit facilities. As a result many of the borrowers have been utilizing other sources to maintain debt service or have been unable to maintain debt service requirements. As of September 30, 2011 $11.7 million of acquisition and development loans are being amortized from outside sources of cash flow.

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2011, consumer loans totaled $224.8 million, or 13.1% of the total loan portfolio.

We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of September 30, 2011, homeowner loans totaled $41.0 million or 2.4% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $174.5 million, or 10.2% of our total loan portfolio at September 30, 2011, with $129.0 million remaining undisbursed.

Other consumer loans include personal loans and loans secured by new or used automobiles. As of September 30, 2011, these loans totaled $9.3 million, or less than 1% of our total loan portfolio. We originate consumer loans directly to our customers or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Personal loans also include secured and unsecured installment loans for other purposes. Unsecured installment loans, which include most personal loans, generally have shorter terms than secured consumer loans, and generally have higher interest rates than rates charged on secured installment loans with comparable terms. We also offer overdraft lines of credit on an unsecured basis; outstanding balances on these loans included above totaled $4.2 million with additional undrawn lines totaling $14.2 million.

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

Consumer loans generally entail greater risk than residential mortgage loans. Loans secured by junior liens have been more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to four-family residential mortgage loans	$389,765	22.9%	$434,900	25.5%	$460,728	27.0%	$513,381	29.6%	$500,825	30.6

Commercial real estate loans	703,356	41.4	579,232	34.0	546,767	32.6	554,811	32.0	535,003	32.8
Commercial business loans	209,923	12.3	217,927	12.8	242,629	14.2	243,642	14.1	207,156	12.6
Acquisition, development, construction	175,931	10.3	231,258	13.6	201,611	11.4	170,979	9.9	153,074	9.3

Total commercial loans	1,089,210	64.0	1,028,417	60.4	991,007	58.2	969,432	56.0	895,233	54.7

Home equity lines of credit	174,521	10.2	176,134	10.4	180,205	10.6	166,491	9.6	162,669	9.9
Homeowner loans	40,969	2.4	48,941	2.9	54,941	3.2	58,569	3.4	59,705	3.6
Other consumer loans	9,334	0.5	13,149	0.8	16,376	1.0	23,680	1.4	19,626	1.2

Total consumer loans	224,824	13.1	238,224	14.1	251,522	14.8	248,740	14.4	242,000	14.7

Total loans	1,703,799	100.0%	1,701,541	100.0%	1,703,257	100.0%	1,731,553	100.0%	1,638,058	100.0

Allowance for loan losses	(27,917)		(30,843)		(30,050)		(23,101)		(20,389)

Total loans, net	$1,675,882		$1,670,698		$1,673,207		$1,708,452		$1,617,669

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at September 30, 2011.

	Residential Mortgage		Commercial Real Estate		Commercial Business		ADC		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$7,097	4.44%	$30,413	5.20%	$56,728	4.09%	$119,055	4.48%	$1,800	5.92%	$215,093	4.49%
2013 to 2016	24,016	5.06	255,305	5.66	85,200	4.59	50,289	4.23	10,838	8.45	425,648	5.31
2016 and beyond	358,652	5.40	417,638	5.61	67,995	4.49	6,587	3.20	212,186	4.67	1,063,058	5.26

Total	$389,765	5.56%	$703,356	5.60%	$209,923	4.42%	$175,931	4.14%	$224,824	4.87%	$1,703,799	5.20%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$323,446	$59,222	$382,668

Commercial real estate loans	293,956	378,987	672,943
Commercial business loans	47,962	105,233	153,195
ADC	1,838	55,038	56,876

Total commercial loans	343,756	539,258	883,014

Consumer loans	53,677	169,347	223,024

Total loans	$720,879	$767,827	$1,488,706

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These include competing banks, savings banks, credit unions, mortgage banking companies, life insurance companies and similar financial services firms. Loan originations are derived from a number of sources, including branch office personnel, commercial banking officers, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

Our loan origination and sales activity may be adversely affected by a rising interest rate environment or period of falling house prices, which typically result in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan origination, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae and Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae/Freddie Mac documents. If such loans are sold, the sales are conducted generally using standard Fannie Mae/Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser and not Provident Bank. Consistent with its long-standing credit policies, Provident Bank does not originate or hold subprime mortgage loans. We also hold no subprime loans through our investment portfolio.

During fiscal year 2011, $3.0 million in loans were sold as participation certificates whereby such loans were retained as mortgage backed securities guaranteed by Freddie Mac. In addition we sold $49.5 million as whole loans to Freddie Mac. We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy generally has been to retain the servicing rights for all conforming loans sold. We therefore continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

Loan Approval/Authority and Underwriting. The Board of Directors has established the Credit Risk Committee (the “CRC”) to oversee the lending functions of the Bank. The CRC reviews loans approved by the Bank’s Management Credit Committee, oversees the performance of the Bank’s loan portfolio and its various components, assists in the development of strategic initiatives to enhance portfolio performance, and considers matters for approval and recommendation to the Board of Directors.

The Management Credit Committee (the “MCC”) consists of the President and Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, and other senior lending personnel. The MCC is authorized to approve loans within the existing policy limits established by the Board. For loans that contain any policy exception but are nonetheless deemed desirable, the MCC may recommend approval to the CRC, which in turn may recommend approval to the Board.

The MCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. The maximum single initial authority for commercial loans is $50,000 ($100,000 for credit-scored small business loans); and for other consumer loans, primarily equity loans, $100,000. All residential lending authority requires dual signatures. Two loan officers with sufficient authority acting together may approve loans up to $1 million.

We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and ADC loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into four categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers, $12 million for the third group and $6 million for the last group. Sub-limits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank. The Board may also authorize the Director of the Credit Risk Committee or Management credit committee to approve loans for specific borrowers up to a designated Board approved limit in excess of the policy limit, for that borrower.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level yield method. Deferred loan origination costs (net of deferred fees) were $308,000 at September 30, 2011.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale. The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $1.5 million are included in other assets at September 30, 2011. See also Notes 2 and 5 of the “Notes to Consolidated Financial Statements”.

Loans to One Borrower. At September 30, 2011, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $22.5 million, $19.5 million, $17.6 million, $16.6 million and $16.0 million. See “Regulation — Regulation of Provident Bank — Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Troubled Debt Restructure, Impaired Loans, Other Real Estate Owned and Classified Assets

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Appraisals are performed at least annually on criticized/classifieds loans. At September 30, 2011, we had non-accrual loans of $36.5 million and $4.1 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2010 we had non-accrual loans of $21.4 million and $5.4 million of loans 90 days past due and still accruing interest.

Impaired Loans. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are based on one of three measures — the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at its measured value. Impaired loans substantially consist of non-performing loans and accruing and performing troubled debt restructured loans. At September 30, 2011, we had $55.0 million in impaired loans with $3.8 million in specific allowances.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of book value or fair value less cost to sell. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2011 we had 17 foreclosed properties with a recorded balance of $5.4 million. In addition, $9.8 million in loan balances was considered troubled debt restructures which are still accruing interest income.

Troubled Debt Restructure. The Company may modify loans to certain borrowers who are experiencing financial difficulty. If the terms of the modification include a concession, as defined by US GAAP guidance, the loan as modified is considered a trouble debt restructuring (“TDR”). Nearly all these loans are secured by real estate. Total TDR’s were $17.6 million at September 30, 2011, of which $7.8 million were classified as nonaccrual and $9.1 million were performing according to terms and still accruing interest income. TDR’s still accruing interest income were modified for a troubled borrower, who was still performing in accordance with the terms of their loan. The majority of TDR’s consisted of four relationships totaling $8.0 million, $3.6 million, $1.0 million and $853,000 respectively. Included in the total of $13.5 million of these four relationships are $6.6 million of non performing loans. The loan modifications included actions such as extension of maturity date or the lowering of interest rates and monthly payments. The amount of commitments to lend borrowers with loans that have been modified is $4.2 million at September 30, 2011. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, designated as “special mention”. As of September 30, 2011, we had $23.0 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2011, classified assets consisted of substandard assets of $94.0 million and there were not any classified as doubtful.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days & over still accruing & non- accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Real estate — residential mortgage	8	$1,212	40	$7,976	48	$9,188
Real estate — commercial mortgage	4	1,105	18	9,655	22	10,760
Real estate — commercial mortgage (CBL)	—	—	16	3,559	16	3,559
Commercial business loans	2	490	2	168	4	658
Commercial business loans (CBL)	—	—	1	75	1	75
Acquisition, development & construction loans	4	4,265	24	16,984	28	21,249
Consumer, including home equity loans	20	794	26	2,150	46	2,944

Total	38	$7,866	127	$40,567	165	$48,433

At September 30, 2010
Real estate — residential mortgage	1	$113	36	$8,033	37	$8,146
Real estate — commercial mortgage	4	1,469	26	9,857	30	11,326
Commercial business loans	2	3,403	6	1,376	8	4,779
Acquisition, development & construction loans	2	6,681	11	5,730	13	12,411
Consumer, including home equity loans	27	681	22	1,844	49	2,525

Total	36	$12,347	101	$26,840	137	$39,187

At September 30, 2009
Real estate — residential mortgage	2	$390	32	$7,357	34	$7,747
Real estate — commercial mortgage	2	398	24	6,803	26	7,201
Commercial business loans	18	999	8	457	26	1,456
Acquisition, development & construction loans	1	366	20	11,270	21	11,636
Consumer, including home equity loans	22	494	13	582	35	1,076

Total	45	$2,647	97	$26,469	142	$29,116

At September 30, 2008
Real estate — residential mortgage	19	$4,106	19	$4,218	38	$8,324
Real estate — commercial mortgage	8	1,666	12	3,832	20	5,498
Commercial business loans	29	1,318	35	2,811	64	4,129
Acquisition, development & construction loans	—	—	9	5,596	9	5,596
Consumer, including home equity loans	43	435	41	421	84	856

Total	99	$7,525	116	$16,878	215	$24,403

At September 30, 2007
Real estate — residential mortgage	28	$4,829	15	$1,899	43	$6,728
Real estate — commercial mortgage	31	3,387	8	2,586	39	5,973
Commercial business loans	9	357	19	1,683	28	2,040
Acquisition, development & construction loans	—	—	2	689	2	689
Consumer, including home equity loans	49	835	30	401	79	1,236

Total	117	$9,408	74	$7,258	191	$16,666

Risk elements. The table below sets forth the amounts and categories of our assets with various risk levels at the dates indicated.

	September 30,
	2011	2010	2009	2008	2007
	Non- Accrual	Non- Accrual	Non- Accrual	Non- Accrual	Non- Accrual
Non-performing loans:
Real estate — residential mortgage	$7,485	$6,080	$4,425	$1,731	$—
Real estate — commercial mortgage	8,016	6,886	5,826	3,100	1,099
Real estate — commercial mortgage (CBL)	3,209	—	—	—	—
Commercial business loans	168	1,376	457	2,811	1,637
Commercial business loans CBL)	75	—	—	—	—
Acquisition, land and development	16,538	5,730	10,830	5,596	644
Consumer, including home equity loans	986	1,341	371	351	129
Accruing loans past due 90 days or more	4,090	5,427	4,560	3,289	3,749

Total non-performing loans	$40,567	$26,840	$26,469	$16,878	$7,258

Foreclosed properties	5,391	3,891	1,712	84	139

Total non-performing assets	$45,958	$30,731	$28,181	$16,962	$7,397

Troubled Debt Restructures still accruing and not included above	$8,470	$16,047	$674	$—	$—

Ratios:
Non-performing loans to total loans	2.38%	1.58%	1.55%	0.97%	0.44%
Non-performing assets to total assets	1.46%	1.02%	0.93%	0.57%	0.26%

For the year ended September 30, 2011, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $1.8 million. Interest income actually recognized on such loans totaled $1.1 million.

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

Land acquisition, development and construction lending is considered higher risk and exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized this type of loan.

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

Allowance for Loan Losses by Year. The following table sets forth activity in our allowance for loan losses for the years indicated.

	2011	2010	2009	2008	2007
Balance at beginning of year	$30,843	$30,050	$23,101	$20,389	$20,373

Charge-offs:
Real estate — residential mortgage	(2,140)	(749)	(461)	(97)	—
Real estate — Commercial mortgage	(819)	(416)	(669)	(627)	—
Real estate — Commercial mortgage (CBL) ¹	(983)	(571)	(233)	—	—
Commercial business loans	(366)	(1,666)	(601)	(3,596)	(2,164)
Commercial business loans (CBL) ¹	(5,034)	(4,912)	(6,670)	—	—
Acquisition Development & Construction loans	(8,939)	(848)	(1,515)	—	—
Consumer, including home equity loans	(1,989)	(1,168)	(1,140)	(609)	(329)

	(20,270)	(10,330)	(11,289)	(4,929)	(2,493)
Recoveries:
Real estate — residential mortgage	15	3	2	—	—
Real estate — Commercial mortgage	2	8	—	—	—
Real estate — Commercial mortgage (CBL) ¹	—	15	—	—	—
Commercial business loans	232	306	80	291	581
Commercial business loans (CBL) ¹	373	364	169	—	—
Acquisition Development & Construction loans	10	261	200	—	—
Consumer, including home equity loans	128	166	187	150	128

	760	1,123	638	441	709

Net charge-offs	(19,510)	(9,207)	(10,651)	(4,488)	(1,784)
Provision for loan losses	16,584	10,000	17,600	7,200	1,800

Balance at end of year	$27,917	$30,843	$30,050	$23,101	$20,389

Ratios:
Net charge-offs to average loans outstanding	1.17%	0.56%	0.62%	0.28%	0.12%
Allowance for loan losses to non-performing loans	69%	115%	114%	137%	281%
Allowance for loan losses to total loans	1.64%	1.81%	1.76%	1.33%	1.24%

¹	Community Business Loan (CBL) information is not available for 2008 and 2007

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

	September 30,
	2011			2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate — residential mortgage	$3,498	$389,765	22.88%	$2,641	$434,900	25.55%	$3,106	$460,728	27.04%
Real estate — commercial mortgage	4,533	610,379	35.82%	5,060	481,632	28.31%	4,824	460,649	27.05%
Real estate — commercial mortgage (CBL)	1,035	92,977	5.46%	855	97,599	5.74%	2,871	86,118	5.06%
Commercial business loans	1,331	134,399	7.89%	3,262	125,766	7.39%	3,917	142,908	8.39%
Commercial business loans (CBL)	4,614	75,524	4.43%	5,708	92,162	5.42%	5,011	99,721	5.85%
Acquisition, development & construction	9,895	175,931	10.33%	9,752	231,258	13.59%	7,680	201,611	11.84%
Consumer, including home equity loans	3,011	224,824	13.19%	3,565	238,224	14.00%	2,641	251,522	14.77%

Total	$27,917	$1,703,799	100.00%	$30,843	$1,701,541	100.00%	$30,050	$1,703,257	100.00%

	September 30,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate — residential mortgage	$1,494	$513,381	29.60%	$668	$500,825	30.60%
Real estate — commercial mortgage	5,793	554,811	32.00%	8,157	535,003	32.70%
Commercial business loans	7,051	243,642	14.10%	5,223	207,156	12.60%
Acquisition, development & construction	6,841	170,979	9.90%	4,743	153,074	9.30%
Consumer, including home equity loans	1,922	248,740	14.40%	1,598	242,000	14.80%

Total	$23,101	$1,731,553	100.00%	$20,389	$1,638,058	100.00%

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

FASB ASC Topic #320, Investments, Debt and Equity securities requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio. Excluding mortgage backed securities and CMO’s management sold $325.7 million at amortized cost in investment securities and realized net gains of $5.4 million the market yields associated with the securities sold were below levels management believed justifying retaining such securities.

Government and Agency Securities. At September 30, 2011, we held government and agency securities available for sale with a fair value of $204.6 million, consisting primarily of agency obligations with maturities of more than one year through ten years. In addition, we held $30.0 million in government and agency securities as held to maturity at amortized cost. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate and Municipal Bonds and Notes. At September 30, 2011, we held $17.1 million in corporate debt securities. Corporate bonds have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment of no more than $2.0 million per issuer and a total corporate bond portfolio limit of 5% of assets. The policy also limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase, and favors issues that are insured, however we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2011, we held $207.3 million in bonds issued by states and political subdivisions, $18.6 million of which were classified as held to maturity at amortized cost and are mainly unrated and $188.7 million of which were classified as available for sale at fair value. At September 30, 2011 we did not hold any obligations that were rated less than “A” as available for sale.

Equity Securities. At September 30, 2011, our equity securities available for sale had a fair value of $1.2 million. We also held $17.6 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded in the year ended September 30, 2011 amounted to $1.1 million. We held no preferred shares of Freddie Mac or Fannie Mae for the year ended September 30, 2011. We also held no “auction rate securities” or “pooled trust preferred securities” during the year ended September 30, 2011. We held approximately $837,000 in fair value of equity securities in a local bank. We recorded $278,000 in other than temporary impairment as the fair value of these securities has been less that original cost for a period of over two years

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac and Fannie Mae; (iii) increase liquidity, and (iv) maintain our status as a thrift for charter and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, and Fannie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government, such as Ginnie Mae. At September 30, 2011, our mortgage-backed securities portfolio totaled $381.2 million, consisting of $328.3 million available for sale at fair value and $60.0 million held to maturity at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $108.2 million, consisting of $82.4 million available for sale at fair value and $25.8 million held to maturity at amortized cost. Within this total, $5.4 million at amortized cost and $4.9 million fair value were issued by private issuers, including $1.9 million at amortized cost below investment grade, to which we have recorded $75,000 in other than temporary impairment.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments. As a result of our reviews, we anticipated an acceleration of prepayments. Management sold $204.8 million in mortgage backed securities, including CMO’s, at amortized cost and realized $4.6 million in net gains on the sales. Such proceeds were reinvested in securities with yields which were lower than the recorded yields of the securities sold and a more diversified risk profile.

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

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. Government securities	$—	$—	$71,071	$72,293	$20,893	$21,076
Federal agency obligations	199,741	204,648	344,154	346,019	186,301	186,700
Corporate Bonds	16,984	17,062	29,406	30,540	25,245	25,823
State and municipal securities	177,666	188,684	180,879	191,657	158,007	167,584
Equity securities	1,192	1,192	1,146	889	1,145	885

Total investment securities available for sale	395,583	411,586	626,656	641,398	391,591	402,068

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	136,699	139,991	149,084	153,188	238,723	243,063
Freddie Mac	98,511	100,675	56,632	58,452	92,885	94,506
Ginnie Mae	4,973	5,180	9,047	9,315	26,586	26,929
CMOs and REMICs	81,170	82,412	38,338	38,659	66,784	66,017

Total mortgage-backed securities available for sale	321,353	328,258	253,101	259,614	424,978	430,515

Total securities available for sale	$716,936	$739,844	$879,757	$901,012	$816,569	$832,583

At September 30, 2011, our available for sale federal agency securities portfolio, at fair value, totaled $204.6 million, or 6.5% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of one year or less, and $199.7 million had maturities of between one and ten years and a weighted average yield of 1.89%. The agency securities portfolio currently includes both callable debentures and non callable debentures.

At September 30, 2011, our available for sale state and municipal notes securities portfolio, at fair value totaled $188.7 million or 6.0% of total assets. Of the state and municipal note securities portfolio, based on amortized cost, had $4.4 million in securities with a final maturity of one year or less and a weighted average yield of 2.01%; $10.9 million maturing in one to five years with a weighted average yield of 3.3%; $116.5 million maturing in five to ten years with a weighted average yield of 3.54% and $45.9 million maturing in greater than ten years with a weighted average yield of 4.14%. Equity securities available for sale at September 30, 2011 had a fair value of $1.2 million.

At September 30, 2011, $328.3 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 10.5% of total assets and $82.4 million of CMO securities, at fair value. The total amortized cost of these pass- through securities was $240.2 million and consisted of $136.7 million, $98.5 million and $5.0 million of Fannie Mae, Freddie Mac and Ginnie Mae mortgage backed securities, respectively, with respective weighted averages yields of 2.76%, 2.82% and 2.89%. At the same date, the fair value of our available for sale CMO portfolio totaled $82.4 million, or 2.6% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and $5.4 million sold by private party issuers. The amortized cost of these CMOs result in a weighted average yield of 2.38%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2011 had contractual maturities of over five years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
Federal agencies	$29,973	$29,857	$—	$—	$—	$—
State and municipal securities	18,583	19,691	27,879	28,815	37,162	38,055
Other	1,500	1,539	1,000	1,038	1,000	1,034

Total investment securities held to maturity	50,056	51,087	28,879	29,853	38,162	39,089

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	1,298	1,361	1,835	1,931	2,713	2,823
Freddie Mac	32,858	32,841	2,389	2,513	2,834	2,916
Ginnie Mae	—	—	16	17	45	45
CMOs and REMICs	25,828	25,983	729	748	860	866

Total mortgage-backed securities held to maturity	59,984	60,185	4,969	5,209	6,452	6,650

Total securities held to maturity	$110,040	$111,272	$33,848	$35,062	$44,614	$45,739

At September 30, 2011, our held to maturity federal agency securities portfolio, at amortized cost, totaled $30.0 million, or 1.0% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of five years or less, and $30.0 million had maturities of between five and ten years and a weighted average yield of 2.019%. The agency securities portfolio currently includes only callable debentures.

State and municipal securities totaled $18.6 million at amortized cost (primarily unrated obligations) and consisted of $5.8 million, with a final maturity of one year or less and a weighted average yield of 2.51%; $6.2 million, maturing in one to five years, with a weighted average yield of 3.53%; $3.0 million maturing in five to ten years, with a weighted average yield of 4.39% and $3.6 million, maturing in greater than ten years, with a weighted average yield of 4.48%.

At September 30, 2011, our held to maturity mortgage-backed securities portfolio totaled $60.0 million at amortized cost, consisting of: none with contractual maturities of one year or less, $223,000 with a weighted average yield of 5.15% and contractual maturities within five years, and $306,000 with a weighted average yield of 5.96% and contractual maturities of five to ten years and $59.5 million with a weighted average yield of 2.39% with contractual maturities of greater than ten years; CMOs of $25.8 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage backed securities portfolio at September 30, 2011. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis. ($ in thousands)

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
Fannie Mae	$—	—%	$6,889	2.47%	$53,626	2.49%	$76,184	2.97%	$136,699	$139,991	2.76%
Freddie Mac	—	—	1,566	3.89	—	—	96,945	2.80	98,511	100,675	2.82
Ginnie Mae	—	—	—	—	—	—	4,973	2.88	4,973	5,180	2.89
CMOs and REMICs	—	—	—	—	411	4.43	80,759	2.37	81,170	82,412	2.38

Total	—	—	8,455	2.73	54,037	2.51	258,861	2.72	321,353	328,258	2.68

Investment Securities
U.S. Government and agency securities	—	—	169,766	1.84	29,975	2.15	—	—	199,741	204,648	1.89
Corporate	—	—	16,856	2.43	128	6.88	—	—	16,984	17,062	2.46
State and municipal	4,410	2.01	10,854	3.33	116,531	3.54	45,871	4.14	177,666	188,684	3.65

Total	4,410	2.01	197,476	1.97	146,634	3.26	45,871	4.14	394,391	410,394	2.70

Total debt securities available for sale	$4,410	2.01%	$205,931	2.00%	$200,671	3.06%	$304,732	2.93%	$715,744	$738,652	2.69%

Held to Maturity:

Mortgage-Backed Securities
Fannie Mae	$—	—%	$223	5.15%	$—	—%	$1,075	2.31%	$1,298	$1,361	2.80%
Freddie Mac	—	—	—	—	306	5.96	32,552	2.54	32,858	32,841	2.57
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—
CMOs and REMICs	—	—	—	—	—	—	25,828	2.21	25,828	25,983	2.21

Total	—	—	223	5.15	306	5.96	59,455	2.39	59,984	60,185	2.42

Investment Securities
U.S. Government and agency securities					29,973	2.01	—	—	29,973	29,857	2.01
State and municipal	5,813	2.51	6,196	3.53	2,982	4.39	3,592	4.48	18,583	19,691	3.53
Other	—	—	1,500	2.36	—	—	—	—	1,500	1,539	2.36

Total	5,813	2.51	7,696	3.30	32,955	2.23	3,592	4.48	50,056	51,087	2.59

Total debt securities held to maturity	$5,813	2.51%	$7,919	3.35%	$33,261	2.26%	$63,047	2.51%	$110,040	$111,272	2.50%

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

At September 30, 2011, our deposits totaled $2.3 billion. Interest-bearing deposits totaled $1.6 billion, and non-interest-bearing demand deposits totaled $651.2 million. NOW, savings and money market deposits totaled $1.3 billion at September 30, 2011. Also at that date, we had a total of $303.7 million in certificates of deposit, of which $250.8 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, our management monitors activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

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

Management utilizes brokered deposits on a limited basis as a diversification of wholesale funding on an unsecured basis. Management maintains limits for the use of wholesale deposit and other short term funding in general less than 10% of total assets. Most of the brokered deposit funding maintained by the bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are the Company’s brokered deposits (in thousands):

	September 30, 2011	September 30, 2010
Money market	$5,725	$—
Reciprocal CDAR’s 1	2,746	7,889
CDAR’s one way	3,366	10,665

Total brokered deposits	$11,837	$18,554

[1]	Certificate of deposit account registry service

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits:
Retail	$194,299	8.5%	$174,731	8.2%	$169,122	8.1%
Commercial & municipal	456,927	19.8	355,126	16.6	323,112	15.5

Total demand deposits	651,226	28.3	529,857	24.8	492,234	23.6
Business & municipal NOW deposits	237,865	10.4	276,100	12.9	225,046	10.8
Personal NOW deposits	164,637	7.2	139,517	6.5	127,595	6.1
Savings deposits	429,825	18.7	392,321	18.3	357,814	17.2
Money market deposits	509,483	22.2	427,334	19.9	384,632	18.5

Subtotal	1,993,036	86.8	1,765,129	82.4	1,587,321	76.2
Certificates of deposit	303,659	13.2	377,573	17.6	494,961	23.8

Total deposits	$2,296,695	100.0%	$2,142,702	100.0%	$2,082,282	100.0%

As of September 30, 2011 and September 30, 2010 the Company had $614.8 million and $513.8 million, respectively, in municipal deposits. Of these amounts, $284.0 million and $219.0 million were deposits related to school district tax deposits due on September 30, 2011 and 2010, respectively, which we generally retain only for a short period. The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2011			2010			2009
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
	(Dollars in thousands)
Non interest bearing deposits	$472,388	$—	—	$429,655	$—	—	$380,571	$—	—
NOW deposits	315,623	595	0.19%	280,304	579	0.21%	232,164	670	0.29%
Savings deposits (1)	432,227	444	0.10%	397,760	403	0.10%	366,355	758	0.21%
Money market deposits	489,347	1,595	0.33%	419,152	1,456	0.35%	374,507	2,707	0.72%
Certificates of deposit	373,142	3,470	0.93%	451,509	6,079	1.35%	577,723	14,240	2.46%

Total interest bearing deposits	1,610,339	$6,104	0.38%	1,548,725	$8,517	0.55%	1,550,749	$18,375	1.18%

Total deposits	$2,082,727			$1,978,380			$1,931,320

(1)	Includes club accounts and mortgage escrow balances

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2011
	Period to Maturity						Total at September 30,
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2010	2009
	(Dollars in thousands)
Interest Rate Range:

1.00% and below	$233,780	$10,134	$978	$885	$245,777	80.9%	$285,923	$150,138
1.01% to 2.00%	6,446	3,383	2,143	3,052	15,024	4.9%	35,527	172,536
2.01% to 3.00%	4,783	1,024	4,450	6,585	16,842	5.5%	21,261	72,483
3.01% to 4.00%	2,099	2,469	5,958	—	10,526	3.5%	17,092	77,720
4.01% to 5.00%	3,465	5,482	6,055	—	15,002	4.9%	17,115	21,439
5.01% to 6.00%	196	292	—	—	488	0.2%	655	645

Total	$250,769	$22,784	$19,584	$10,522	$303,659	100%	$377,573	$494,961

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2011.

	Maturity
	3 months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$75,255	$61,014	$49,199	$35,847	$221,315
Certificates of deposit of $100,000 or more (¹)	30,821	17,336	17,144	17,043	82,344

	$106,076	$78,350	$66,343	$52,890	$303,659

(¹)

The weighted interest rates for these accounts, by maturity period, are 0.46% for 3 months or less; 0.61% for 3 to 6 months; 0.79% for 6 to 12 months; and 2.85% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.06%

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances and overnight borrowings, and in 2011 includes $51.5 million of debt guaranteed by the FDIC maturing in February 2012. At September 30, 2011, we had access to additional Federal Home Loan Bank advances of up to an additional $200 million or more in overnight advances on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$61,500	$44,873	$62,677
Average balance during year	55,098	91,442	91,985
Maximum outstanding at any month end	128,200	184,040	293,608
Weighted average interest rate at end of year	2.96%	3.82%	4.09%
Weighted average interest rate during year	1.67%	2.33%	3.38%

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

Employees

As of September 30, 2011, we had 465 full-time employees and 85 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

As a savings and loan holding company, Provident Bancorp is supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Its federal savings bank subsidiary, Provident Bank, is supervised and regulated by the Office of the Comptroller of the Currency (“OCC”). As a state-chartered, FDIC-insured bank, Provident Municipal Bank is regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”). Because it is an FDIC-insured institution, Provident Bank also is subject to regulation by the FDIC. Provident Bank’s relationship with its depositors and borrowers is governed to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank’s loan documents. As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The Federal Reserve, OCC, FDIC, SEC, and other regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Certain federal banking laws have been amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Regulation — Financial Reform Legislation” below. Among the more significant changes made by the Dodd-Frank Act, effective July 21, 2011, the Office of Thrift Supervision (“OTS”) ceased to exist as a separate entity and was merged into the OCC. The OCC has assumed the OTS’ role as primary federal regulator and supervisor of Provident Bank. The Federal Reserve has become the primary supervisor and regulator with respect to Provident Bancorp.

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

Holding Company Regulation

Provident Bancorp is a unitary savings and loan holding company because it owns only one savings association. The Federal Reserve has supervisory and enforcement authority over Provident Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a risk to Provident Bank.

Provident Bancorp must generally limit its activities to those permissible for (i) financial holding companies under section 4(k) of the Bank Holding Company Act, or (ii) multiple savings and loan holding companies under the Savings and Loan Holding Company Act. Activities in which a financial holding company may engage are those considered financial in nature or those incidentals or complementary to financial activities. These activities include lending, trust and investment advisory activities, insurance agency activities, and securities and insurance underwriting activities. Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act.

Federal law prohibits Provident Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings association or a savings and loan holding company, without prior written approval of the Federal Reserve Bank. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the voting shares of a savings association or savings and loan holding company that is not already a subsidiary, without prior written approval of the Federal Reserve Bank. In evaluating applications for acquisition, the Federal Reserve Bank must consider the financial and managerial resources and future prospects of the company and association involved the effect of the acquisition on the association, the risk to the Deposit Insurance Fund, the convenience and needs of the community to be served, and competitive factors.

As a public company with securities registered under the Securities Exchange Act of 1934, Provident Bancorp also is subject to that statute and to the Sarbanes-Oxley Act.

Dividends

Provident Bancorp is a legal entity separate and distinct from its savings association and other subsidiaries, and its principal sources of funds are cash dividends paid by these subsidiaries. OCC regulations limit the amount of capital distributions, including cash dividends, stock repurchases, and other transactions charged to the institution’s capital account, that can be made by Provident Bank. Furthermore, because Provident Bank is a subsidiary of a holding company, it must file a notice with the Federal Reserve at least 30 days before Provident Bank’s Board of Directors declares a dividend. This notice may be disapproved if the Federal Reserve finds that:

•	the savings association would be undercapitalized or worse following the dividend;

•	the proposed dividend raises safety and soundness concerns; or

•	the dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement with or condition imposed by an appropriate federal banking agency.

Provident Bank must file an application (rather than a notice) with the OCC if, among other things, the total amount of all capital distributions, including the proposed distribution, for the calendar year exceeds the institution’s net income for that year, plus retained net income for the preceding two years.

As of October 1, 2011, the maximum amount of dividends that could be declared by Provident Bank for fiscal year 2011, without regulatory approval, is net retained income for calendar year 2011, plus $8.5 million.

Capital Requirements

As a federal savings association, Provident Bank is subject to OCC capital requirements. The OCC regulations require savings associations to meet three minimum capital standards: at least an 8% risk-based capital ratio, a 4% leverage ratio (3% for institutions receiving the highest supervisory rating), and at least a 1.5% tangible capital ratio.

The OCC’s risk-based capital standards require a savings association to maintain a Tier 1 (core) capital to risk-weighted assets ratio of at least 4%, and a total (core plus supplementary) capital to risk-weighted assets ratio of at least 8%. To determine these ratios, the regulations define core capital as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible capital, other than certain mortgage servicing rights and credit card relationships. Supplementary capital is defined as including cumulative perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OCC capital regulation based on the risks inherent in the type of asset.

The OCC’s leverage ratio is defined as the ratio of core capital to adjusted total assets. The tangible capital ratio is defined as the ratio of tangible capital (the components of which are very similar to those of core capital) to adjusted total assets.

As an FDIC-insured bank, Provident Municipal Bank is subject to the risk-based capital and leverage capital requirements of the FDIC. These requirements are similar to the OCC risk-based capital and leverage capital requirements described above.

The Dodd-Frank Act contains a number of provisions that affect the capital requirements applicable to Provident Bank and to Provident Bancorp, including the requirement that thrift holding companies be subject to consolidated capital requirements. See “Regulation — Financial Reform Legislation,” below. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The impact on Provident Bank and Provident Bancorp of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time.

The OCC, the FDIC and other federal banking agencies have broad powers under current federal law to take “prompt corrective action” in connection with depository institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories for insured depository institution: “well-capitalized”, “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well capitalized,” an institution must maintain a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater, and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total risk- based capital ratio of at least 8%, and a leverage capital ratio of at least 4%.

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

At September 30, 2011, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Deposit Insurance

The FDIC insures deposit accounts in Provident Bank and Provident Municipal Bank generally up to a maximum of $250,000 per ownership category of each separately-insured depositor. As FDIC-insured depository institutions, Provident Bank and Provident Municipal Bank are required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund. Currently, the annual FDIC assessment rate ranges from $0.025 to $0.45 (not including the depository institution debt adjustment) per $100 of the institution’s assessment base, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors. The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

The Dodd-Frank Act also temporarily increases the maximum amount of federal deposit insurance coverage for non-interest bearing transaction accounts to an unlimited amount from December 31, 2010 through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity of an insured depository institution. In addition, the Dodd-Frank Act raises the minimum designated reserve ratio, which the FDIC is required to set each year for the Deposit Insurance Fund, to 1.35% and requires that the Deposit Insurance Fund meets that minimum ratio by September 30, 2020. It eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to offset the effect of the increased reserve ratio for depository institutions with assets of less than $10 billion. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. For the quarter ended September 30, 2011, the annualized FICO assessment was equal to $0.01 for each $100 of insured domestic deposits maintained at an institution.

Regulation of Provident Bank

Business Activities. As a federal savings association, Provident Bank derives its deposit, lending and investment powers from the Home Owners’ Loan Act (the “HOLA”) and the regulations of the OCC. Under these laws and regulations, Provident Bank may offer any type of deposit accounts, make or invest in mortgage loans secured by residential and commercial real estate, make and invest in commercial and consumer loans, certain types of debt securities and certain other loans and assets, subject in certain cases to certain limits. Provident Bank also may establish and operate subsidiaries that engage in activities permissible for Provident Bank, as well as service corporation subsidiaries that engage in activities not permissible for Provident Bank to engage in directly (such as real estate investment, and securities and insurance brokerage). Pursuant to this authority, Provident Bank operates certain subsidiaries, including Provest Services Corp. I, which holds an investment in a limited partnership that operates an assisted living facility; Provest Services Corp. II, a licensed insurance agency, which contracts with LPL Financial Corp. in order to offer annuities and insurance products to customers of Provident Bank. Provident Bank also controls Provident REIT, Inc. and WSB Funding Corp. to hold residential and commercial real estate loans and the Bank maintains several corporations which hold foreclosed properties acquired by Provident Bank. Certain of Provident Bank’s subsidiaries are subject to separate regulatory requirements, such as those applicable to insurance agencies and investment advisors. Hardenburgh Abstract Company Inc., a title insurance agency; Provident Risk Management Inc., a captive insurance company insuring Provident affiliated risk; and Hudson Valley Investment Advisors, LLC, an investment advisory firm are subsidiaries of Provident Bancorp.

Qualified Thrift Lender Test. As a federal savings association, Provident Bank must meet the qualified thrift lender (“QTL”) test. Under the QTL test, Provident Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. “Qualified thrift investments” are primarily mortgage loans and securities, and other investments related to housing, home equity loans, credit card loans, education loans and other consumer loans up to a certain percentage of assets. Provident Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. If Provident Bank were to fail the QTL test, it would be immediately required to operate under specified restrictions.

At September 30, 2011, Provident Bank maintained approximately 72.3% of its portfolio assets in qualified thrift investments, and satisfied the QTL test.

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2011, Provident Bank was in compliance with the loans-to-one-borrower limitations.

Transactions with Affiliates. Provident Bank is subject to restrictions on transactions with affiliates that are the same as those applicable to commercial banks under Sections 23A and 23B of the Federal Reserve Act, as well as certain additional restrictions imposed on federal savings associations by the Home Owners’ Loan Act. The term “affiliate” under these laws means any company that controls or is under common control with a savings association and includes Provident Bancorp and its non-bank subsidiaries. Transactions between Provident Bank and certain affiliates are restricted to an aggregate percentage of Provident Bank’s capital, and certain transactions must be collateralized with certain specified assets. The HOLA further prohibits a savings association from lending to any affiliate that is engaged in activities not permissible for a bank holding company and from purchasing or investing in securities issued by any affiliate other than with respect to shares of a subsidiary. Permissible transactions with affiliates must be on terms that are at least as favorable to the savings association as comparable transactions with non-affiliates.

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

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding the types of transactions covered by the law to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes will become effective on July 21, 2012. See “Regulation — Financial Reform Legislation”.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations such as Provident Bank, and has the authority to bring enforcement action against all “institution-affiliated parties,” including controlling stockholders and attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties may be imposed for a wide range of violations and actions. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The OCC is required to assess the savings association’s record of compliance with the CRA, and to assign one of four possible ratings to an institution’s CRA performance, including “outstanding,” “satisfactory,” “needs to improve,” and “substantial noncompliance.” The Equal Credit Opportunity Act and the Fair Housing Act also prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Provident Bank received an “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2011, Provident Bank was in compliance with this requirement.

Other Regulations. Provident Bank is subject to federal consumer protection statutes and regulations promulgated under these laws, including, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Provident Bank also is subject to federal laws protecting the confidentiality of consumer financial records and limiting the ability of the institution to share non-public personal information with third parties.

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

TLGP. Provident Bancorp and Provident Bank decided to opt-out of the TLGP effective July 1, 2010. As a result, Provident Bank’s non-interest-bearing transaction deposits accounts (such as business checking accounts), interest bearing transaction accounts, and IOLTA accounts were insured up to $250,000 from July 1, 2010 through December 30, 2010. From December 31, 2010 through December 31, 2012, non-interest bearing transaction accounts and IOLTA accounts are fully insured beyond the $250,000 limit under the Dodd-Frank Act. Beginning January 1, 2013, insurance coverage for non-interest bearing transaction accounts and IOLTA accounts will revert to the standard FDIC limit of $250,000.

In addition, the FDIC guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities between October 14, 2008 and October 31, 2009. For eligible debt issued by that date, the FDIC provides the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. Provident Bank issued $51.5 million senior unsecured debt in a pooled security in February 2009. This debt matures in February 2012. Provident prepaid $1.00 of insurance premiums for each $100 (on a per annum basis) of debt that was guaranteed. Additionally, the FDIC previously established an emergency debt guarantee facility through April 30, 2010, through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would expire the earlier of the maturity date or December 31, 2012, and the guarantee would be subject to an annualized assessment rate equal to a minimum of 300 basis points.

Financial Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Act into law. This law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including Provident Bancorp and Provident Bank. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that has been particularly significant to Provident Bancorp and Provident Bank is the abolition of the OTS, their historical federal financial institution regulator, on July 21, 2011. Supervision and regulation of Provident Bancorp has moved to the Federal Reserve and supervision and regulation of Provident Bank has moved to the OCC. The HOLA remains the main statute applicable to Provident Bancorp and Provident Bank, but it has been amended by the Dodd-Frank Act, as described below and by the implementing regulations that are being amended and interpreted by the Federal Reserve and the OCC, respectively.

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. Provident Bancorp for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Provident Bank.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that Provident Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions will be effective on July 21, 2012. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on Provident Bancorp or Provident Bank.

The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage. See “Regulation—Deposit Insurance”.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, which took over responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OCC). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The Dodd-Frank Act also provides that the same standards for federal preemption of state laws apply to both national banks and federal savings banks. As a result it is likely the Bank would be subject to a wider array of State laws going forward. In addition, as required by the Dodd-Frank Act, the Federal Reserve has adopted a rule that places restrictions on interchange fees applicable to debit card transactions. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as Provident Bank, are exempt from the debt card interchange fee standards.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on Provident Bancorp or Provident Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

ITEM 1A. Risk Factors

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

One change that has been particularly significant to us is the abolition of the OTS, our historical federal financial institution regulator, which was effective on July 21, 2011. Supervision and regulation of Provident Bancorp has moved to the Federal Reserve and supervision and regulation of Provident Bank has moved to the OCC. Except as described below, however, the laws and regulations applicable to us have not generally changed — the Home Owners Loan Act and the regulations issued under the Dodd-Frank Act generally still apply (although these laws and regulations are interpreted by the Federal Reserve and the OCC, respectively). However, the application of the laws and regulations may vary as administered by the Federal Reserve and the OCC. It is possible that the OCC may rate the activities of Provident Bank in ways that are more restrictive than the OTS has. This might cause us to incur increased costs or become more restrictive in certain activities than we have in the past.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including Provident Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.15% over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on Provident Bank’s profits and financial condition.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau which took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others, July 21, 2011. Institutions such as Provident Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OCC). In addition, as required by the Dodd-Frank Act, the Federal Reserve has adopted a rule that places restrictions on interchange fees applicable to debit card transactions and is thus expected to lower fee income generated from this source. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Although technically this rule only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as Provident Bank, may also be impacted.

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

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.

Difficult market conditions have adversely affected our industry.

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have to strained the financial markets both abroad and domestically. Financial institutions continue to be affected by declines in the real estate market and the constrained financial markets. Declines in the housing market over the past two years, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•

Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•

Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

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

We consider our commercial real estate loans, commercial and industrial loans and ADC loans to be the higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At September 30, 2011, our portfolio of commercial real estate loans totaled $703.4 million, or 41.4% of total loans, our commercial and industrial business loan portfolio totaled $209.9 million, or 12.3% of total loans, and our portfolio of ADC loans totaled $175.9 million, or 10.3% of total loans. We plan to emphasize the origination of these types of loans other than ADC loans, which we now make only on an exception basis. In addition, many of our borrowers also have more than one commercial real estate, commercial business or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss. In particular, many of our ADC loans continue to pose higher risk levels than the levels expected at origination. Many projects are stalled or are selling at prices lower than expected. While we continue to seek pay downs on loans with or without sales activity, this portfolio may cause us to incur additional bad debt expense even if losses are not realized. Additionally, the balance on over half of our ADC loans is maturing within one year, which may expose us to greater risk of loss.

Changes in the value of goodwill and intangible assets could reduce our earnings.

The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2011 the net present value of Provident Bancorp shares exceed recorded book value by 2%. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, the structure of the balance sheet has become more asset sensitive in which assets either mature or re-price at a faster pace than liabilities and in particular borrowings. If general levels of interest rates were to continue at existing levels or decline further, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing and in this regard we have $220.0 million in structured/convertible advances with the FHLB at an average cost of 4.17%. If interest rates were to approach or exceed this level, it would be expected that the FHLB would call for conversion of those funds at then current market rates which potentially would be higher.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage- related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2011, our investment and mortgage-backed securities available for sale totaled $739.8 million. Unrealized gains on securities available for sale, net of tax, amounted to $13.6 million and are reported as part of other comprehensive income, included as a separate component of stockholders’ equity. Further, decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

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

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were designated by the OCC as “adequately capitalized,” our ability to take brokered deposits would become limited. If we were to be designated by the OCC in one of the lower capital levels — “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” — we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

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

(a) Certificate of Incorporation and statutory provisions.

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

(b) Required change in control payments and issuance of stock options and recognition and retention plan shares

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

Our ability to make opportunistic acquisitions and participation in FDIC-assisted acquisitions or assumption of deposits from a troubled institution is subject to significant risks, including the risk that regulators will not provide the requisite approvals.

We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.

Announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the U.S. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation. These foreclosure process issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Company. Over the past few years, foreclosure timelines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

We maintain our executive offices, commercial lending division and investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 48,973 square feet. At September 30, 2011, we conducted our business through 37 full-service banking offices consisting of 30 retail branches and 7 commercial banking centers. Of our 37 branches, 14 are located in Orange County, NY, 13 in Rockland County, NY, 2 in Ulster County, NY, 2 in Sullivan County, NY, 1 in Putnam County, NY, 3 in Westchester County and 2 in Bergen County, NJ. Additionally, 18 of our branches are owned and 18 are leased. We have announced plans to consolidate two offices and have recorded a charge of $2.1 million reflecting the costs to exit the existing leases and write off the unamortized leasehold improvements.

In addition to our branch network and corporate headquarters we lease 2 and own 1 additional properties which are held for general corporate purposes and 15 foreclosed properties located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 7 of the “Notes to Consolidated Financial Statements” for further detail on our premises and equipment.

ITEM 3. Legal Proceedings

Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to Provident Bancorp’s financial condition and results of operations.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The shares of common stock of Provident Bancorp are quoted on the NASDAQ Global Select (“NASDAQ”) under the symbol “PBNY.” As of September 30, 2011, Provident Bancorp had 41 registered market makers, 5,445 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 37,864,008 shares outstanding.

Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared
September 30, 2011	$8.49	$5.82	$0.06
June 30, 2011	10.15	8.26	0.06
March 31, 2011	10.93	9.11	0.06
December 31, 2010	10.64	8.48	0.06

September 30, 2010	$10.03	$7.92	$0.06
June 30, 2010	10.40	8.42	0.06
March 31, 2010	9.57	8.01	0.06
December 31, 2009	9.41	8.00	0.06

Payment of dividends on Provident Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2011 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2011.

Set forth below is a stock performance graph comparing the yearly total return on our shares of common stock, commencing with the closing price on September 30, 2006, with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

PROVIDENT NEW YORK BANCORP

	Period Ending
Index	09/30/06	09/30/07	09/30/08	09/30/09	09/30/10	09/30/11
Provident New York Bancorp	100.00	97.21	99.86	73.98	66.73	47.57
NASDAQ Composite	100.00	120.52	94.10	96.49	108.79	112.05
SNL Mid-Atlantic Thrift Index	100.00	99.90	85.82	63.59	71.87	56.41

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

(B)

Not Applicable

(C)

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
Period (2011)
July 1 — July 31	—	$—	—	959,713
August 1 — August 31	183,000	6.68	183,000	776,713
September 1 — September 30	3,728	5.82	—	776,713

Total	186,728	$6.66	183,000

[1]

The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes ($22,697, or 3,728 shares), as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

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

	$3,137,402	$3,137,402	$3,137,402	$3,137,402	$3,137,402
	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,137,402	$3,021,025	$3,021,893	$2,984,371	$2,802,099
Loans, net (1)	1,675,882	1,670,698	1,673,207	1,708,452	1,617,669
Securities available for sale	739,844	901,012	832,583	791,688	794,997
Securities held to maturity	110,040	33,848	44,614	43,013	37,446
Deposits	2,296,695	2,142,702	2,082,282	1,989,197	1,713,684
Borrowings	323,522	363,751	430,628	566,008	661,242
Equity	431,134	430,955	427,456	399,158	405,089

	$3,137,402	$3,137,402	$3,137,402	$3,137,402	$3,137,402
	Years Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$112,614	$119,774	$131,590	$148,982	$151,626
Interest expense	21,324	26,440	37,720	53,642	66,888

Net interest income	91,290	93,334	93,870	95,340	84,738
Provision for loan losses	16,584	10,000	17,600	7,200	1,800

Net interest income after provision for loan losses	74,706	83,334	76,270	88,140	82,938
Non-interest income	29,951	27,201	39,953	21,042	19,845
Non-interest expense	90,111	83,170	80,187	75,500	74,590

Income before income tax expense	14,546	27,365	36,036	33,682	28,193
Income tax expense	2,807	6,873	10,175	9,904	8,566

Net income	$11,739	$20,492	$25,861	$23,778	$19,627

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.40%	0.70%	0.89%	0.84%	0.70%
Return on equity (ratio of net income to average equity)	2.75	4.82	6.22	5.88	4.82
Average interest rate spread (2)	3.42	3.51	3.46	3.49	2.97
Net interest margin (3)	3.65	3.78	3.81	3.96	3.57
Efficiency ratio (4)	71.00	68.96	65.11	61.20	66.40
Non-interest expense to average total assets	3.06	2.85	2.77	2.68	2.68
Ratio of average interest-earning assets to average interest-bearing liabilities	128.36	126.66	123.54	122.26	122.34

Per Share Related Data:

Basic earnings per share	$0.31	0.54	0.67	$0.61	$0.48
Diluted earnings per share	0.31	0.54	0.67	0.61	0.48
Dividends per share	0.24	0.24	0.24	0.24	0.20
Book value per share (6)	11.39	11.26	10.81	10.03	9.82
Dividend payout ratio (5)	77.42%	44.44%	35.82%	39.34%	41.67%

Asset Quality Ratios:

Non-performing assets to total assets (1)	1.46%	1.02%	0.93%	0.57%	0.26%
Non-performing loans to total loans (1)	2.38	1.58	1.55	0.97	0.44
Allowance for loan losses to non-performing loans	69	115	114	137	281
Allowance for loan losses to total loans	1.64	1.81	1.76	1.33	1.24

Capital Ratios:

Equity to total assets at end of year	13.74%	14.27%	14.15%	13.37%	14.46%
Average equity to average assets	14.49	14.60	14.36	14.34	14.61
Tier 1 leverage ratio (bank only)	8.1	8.4	8.6	8.0	8.1

Other Data:

Number of full service offices	37	35	33	33	33

(1)	Excludes loans held for sale.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
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
(6)

Book value per share is based on total stockholders’ equity and 37,864,008, 38,262,288, 39,547,207, 39,815,213 and 41,230,618 outstanding common shares at September 30, 2011, 2010, 2009, 2008 and 2007, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides financial services to individuals and businesses in New York and New Jersey. The Company’s business is primarily accepting deposits from customers through its banking offices and investing those deposits, together with funds generated from operations and borrowings into commercial real estate loans, commercial business loans, ADC loans, residential mortgages, consumer loans, and investment securities. Additionally, the Company offers investment management services. The financial condition and results of operations of Provident Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident Bancorp or the Company may signify the Bank, depending on the context.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities. The Federal Reserve Board, through a series of reductions to the federal funds target rate to an unprecedented 0-25 basis points has acted to increase liquidity in the credit markets. This target rate has been in effect since December 2008. These rate reductions significantly lowered yields on the short end of the treasury yield curve more so than the long end of the curve, resulting in a steeper yield curve than existed at the prior fiscal year-end.

As described in greater detail below, the key factors that have affected our results over the last three years include:

•	the effects of the economic downturn on our asset quality, which has led to higher levels of provisions for loan losses than historically had been the case;

•	the current low interest rate environment, which has contributed to margin pressure on net interest income;

•	management’s decision to take advantage of the interest rate environment and realize securities gains to reduce future interest rate exposure; and

•	limited opportunities to make loans that meet our credit standards and pricing criteria

The last recession and slow recovery over the past two years have resulted in borrowers experiencing higher levels of stress, which resulted in our increased levels of charge-offs and provisions for loan losses. In particular, small businesses and borrowers involved in Acquisition, Development and Construction projects have been affected. During the year our net charge-offs exceeded our provisions by $2.9 million. Management of our loan portfolio continues to be a top priority. We were able to grow commercial real estate loans, which was substantially offset by declines in one-to-four family residential mortgages as we sold a substantial portion of our new production.

In addition, we continue to experience pressure on net interest income. Low rates continue to have the effect of causing many assets to prepay or to be called. In anticipation of this, we have also been selling certain investment securities based on market conditions. Reinvestment of cash is necessarily made at lower interest rates or in extended maturity. Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits, and continuation of our deposit pricing discipline. Transaction accounts grew 11.4% during the year, non-time deposits grew as well, while CDs declined. This helped support our net interest margin which was 3.65% this year compared to 3.78% last year.

On August 9, 2011, Provident Bank (the “Bank”) announced a workforce reduction to improve efficiency and reduce operating expenses to better position the Bank for enhanced revenue growth. The Bank expects the workforce reduction together with other expense reductions to yield annual savings by the end of 2012 of approximately $10.0 million, including approximately $4.2 million in personnel salary and benefits from eliminated positions. Of the $10.5 million expense reduction the company intends to redeploy approximately $5.0 million to revenue generating initiatives designed to improve efficiency and enhance customer experience. Costs associated with the restructuring are estimated to be approximately $3.3 million. The charges the Bank expects to incur in connection with the workforce reduction are subject to a number of assumptions, and actual results may differ. The Bank may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Operating expenses increased 8.3% primarily due to restructuring charges and charges related to CEO transitioning including defined benefit settlements. Fee income excluding securities gains, declined slightly. Deposit fees declined primarily due to changed customer behavior partially offset in other categories.

Net income for the year ended September 30, 2011 decreased 43% to $11.7 million, or $0.31 per diluted share from $20.5 million, or $0.54 per diluted share for the year ended September 30, 2010. Net interest income on a tax equivalent basis decreased $2.2 million or 2.3% for the year ended September 30, 2011 as compared to the year ended 2010. Net interest margin decreased 13 basis points to 3.65% at September 30, 2011 from 3.78% at September 30, 2010. Average loans increased $9.3 million to $1.67 billion at September 30, 2011 from $1.66 billion at September 30, 2010. The net increase in average loans is due to increases in commercial lending activities virtually offsetting the refinancing of residential loans as well as the sale of residential loans to the secondary market and decline in ADC loans due to management deemphasizing this type of lending . The provision for loan losses increased $6.6 million from September 30, 2010 to $16.6 million for the year ended September 30, 2011 primarily related to one ADC borrower.

Non-interest income increased $2.8 million to $30 million for the year ended September 30, 2011 from $27.2 million for the year ended September 30, 2010, primarily resulting from an increase of $1.9 million in net securities gains, $909,000 decrease in the fair value loss on interest rate caps, and a decrease of $417,000 in deposit fees and service charges.

Non-interest expense increased $6.9 million to $90.1 million for the year ended September 30, 2011 from $83.2 million for the year ended September 30, 2010 primarily from restructuring charges and charges relating to the CEO transition including defined benefit settlements, staffing for new offices, occupancy expense associated with the new offices and professional fees.

Total assets increased $116.4 million to $3.1 billion for the year ended September 30, 2011. Net loans remained relatively unchanged increasing by 0.3% as commercial lending increases in outstanding balances were offset by decreases in all other categories. Residential loans decreased as a result of residential originations of $49.8 million being sold in the secondary market during fiscal year 2011 and ADC loans decreased by $55.3 million. Deposits increased $154.0 million in 2011 primarily in business and retail transaction accounts, municipal NOW accounts, savings, and money market deposit accounts partially offset by declines in certificate of deposit balances as customers are less willing to maintain term deposits in this relatively low interest rate environment.

The Company had significant fourth quarter items as new strategies designed to drive growth in revenues and earnings have been implemented. There was a $2.1 million charge associated with the consolidation of two branches; this consolidation will result in an annual pre-tax savings of $900,000. In addition there was $1.1 million of severance expense associated with the workforce realignment established to improve efficiency and reduce operating expense to better position the Bank for enhanced revenue growth. This workforce realignment will result in an annual savings of $4.2 million in salaries and benefits.

Additional fourth quarter items were net gains on sales of securities totaled $4.5 million offsetting the restructuring charges mentioned above. Most of the securities sold had low current market yields and were reinvested in securities through modest extension of duration at comparable book yields thereby not causing further declines in net interest margin. Credit costs also impacted the quarter as ADC loans included a charge of $6.7 million for two relationships and a $1.2 million loss was incurred on a sale of non-performing loans

The following is an analysis of the financial condition and results of the Company’s operations. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the Company’s business filed here within Part I, Item 1, “Business.”

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

Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. At September 30, 2011 Provident has recorded $27.9 million in its allowance for loan losses.

Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2011 the estimated net present value of Provident Bancorp shares exceed recorded book value by 2%. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. Other intangible assets have been recorded in connection with the acquisition of HVIA for non-competition and customer intangibles. At September 30, 2011 the bank had $2.4 million in naming rights net of amortization included in other intangibles related to Provident Bank Ball Park and $1.5 million in mortgage servicing rights included in other assets. At September 30, 2011, the Company had $4.6 million recorded in core deposit and other intangibles.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. At September 30, 2011, Provident Bancorp has net deferred tax assets of $1.9 million.

Interest income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when management has determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. At September 30, 2011, Provident has $36.5 million in loans in non-accrual status.

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total assets as of September 30, 2011 were $3.1 billion, an increase of $116.4 million compared to September 30, 2010. Cash and due from banks increased $190.6 million to $281.5 million at September 30, 2011 due primarily to deposits received on September 30, 2011 and high levels of balances maintained at the Federal Reserve in 2011 due to municipal tax collection activity. Core deposit and other intangibles increased by $1.0 million resulting from naming rights acquired on Provident Ballpark stadium. Goodwill was unchanged. The Company had $4.2 million in loans held for sale as of September 30, 2011 and $5.9 million at September 30, 2010. Premises and equipment decreased $2.7 million primarily related to depreciation and amortization exceeding new investment in premises and equipment.

Net loans as of September 30, 2011 were $1.7 billion, an increase of $5.2 million, or 0.3%, over net loan balances of $1.7 billion at September 30, 2010. Commercial real estate loans increased $124.1 million, or 21.4%, and ADC loans decreased $55.3 million or 23.9% to $175.9 million compared to $231.3 million as of September, 2010. Consumer loans decreased by $13.4 million, or 5.6%, during the fiscal year ended September 30, 2011, residential loans decreased by $45.1 million, or 10.4%. Total loan originations, excluding loans originated for sale were $578.6 million for the fiscal year ended September 30, 2011, while repayments were $553.2 million for the fiscal year ended September 30, 2011. The allowance for loan loss decreased from $30.8 million to $27.9 million as a result of provisions to loan losses of $16.6 million and net charge offs of $19.5 million. There were increases in the reserves for ADC, commercial business loans and home equity lines of credit, with decreases in commercial real estate and residential mortgages. The variances were driven by modifications in reserve factors as well as changes in loan balances.

Total securities decreased by $85.0 million, to $849.9 million at September 30, 2011 from $934.9 million at September 30, 2010. Security purchases were $716.3 million, sales of securities were $540.5 million, and maturities, calls, and repayments were $269.0 million.

Goodwill and other intangibles totaled $165.5 million at September 30, 2011 an increase of $989,000. The increase is a result of Provident Bank entering into a naming rights contract for $2.4 million in May 2011 partially offset by amortization.

Deposits as of September 30, 2011 were $2.3 billion, an increase of $154.0 million, or 7.2%, from September 30, 2010. Included in deposits for September 30, 2011 were approximately $284.0 million in short-term seasonal municipal deposits compared to $212.0 million at September 30, 2010. As of September 30, 2011 transaction accounts were 45.9% of deposits, or $1.1 billion compared to $945.5 million or 44.1% at September 30, 2010. As of September 30, 2011, savings deposits were $429.8 million, an increase of $37.5 million or 9.56%. Money market accounts increased $82.1 million or 19.2% to $509.5 million at September 30, 2011. Offsetting the increases in savings and money market accounts was a decrease of $73.9 million, or 19.6% in certificates of deposits as the Company, while maintaining competitive rate structures, did not compete with the highest pricing in the market place. The Company attributes the change in mix and net increases to customers unwilling to place significant amounts of deposits in term maturities in the current rate environment as well as the success of its marketing efforts.

Borrowings decreased by $40.2 million, or 9.7%, from September 2010, to $375.0 million. The decrease is related to the borrowings being paid down by maturing investment securities and deposits.

Stockholders’ equity increased $179,000 from September 30, 2010 to $431.1 million at September 30, 2011. The increase was due to $2.8 million increase in the Company’s retained earnings and a $12,000 improvement in accumulated other comprehensive income, after realizing securities gains in the fiscal year of $10.0 million. During fiscal 2011, the Company repurchased 457,454 shares of its common stock at a cost of $3.8 million under the treasury repurchase program and issued a net 47,046 shares from its stock based compensation plans.

As of September 30, 2011 the Company had authorization to purchase up to additional 776, 713 shares of common stock. Bank Tier I capital to assets was 8.14% at September 30, 2011. Tangible capital as a percentage of tangible assets at the holding company level was 8.94%.

Credit Quality

The Allowance for Loan Losses decreased from $30.8 million to $27.9 million as net charge-offs exceeded provisions by $3.0 million . Net charge-offs for the year ended September 30, 2011 were $19.4 million, or 1.17% of average loans, compared to net charge-offs of $9.2 million, or .56% of average loans for the prior year. The increase in net charge-offs came about as we recorded $8.9 million of charges in our ADC portfolio, including $7.5 million in one relationship. Sales activity in a residential housing subdivision dropped sharply in the second half of the year, causing us to re-evaluate cash flow expectations and collateral values in the related projects. We also experienced net charge-offs of $4.6 million in the C&I portion of our Community Business Loan portfolio and $2.3 million in our Residential Mortgage Loan portfolio. During September 2011 we completed the sale of $1.2 million in NPL residential mortgages, which accounted for $1.1 million of the residential charge-off total.

Non-performing Loans (“NPLs”) increased from $26.8 million to $40.6 million primarily driven by an increase in the ADC portfolio of $11.3 million. As at September 30, 2011, NPLs consisted of ADC loans of $17.0 million, Commercial mortgages including CBL of $13.2 million, residential mortgages of $8.0 million, consumer of $2.2 million and $243,000 in commercial business loans. In addition, other real estate owned consisted of 17 properties totaling $5.4 million dollars. However, we were able to reduce classified (substandard/doubtful) loans during the year from $132.1 million at September 30, 2010 to $94.0 million at September 30 2011. Loans carried as criticized (special mention) similarly went from $37.9 million down to $23.0 million at September 30 2011.

Impaired loans increased from $42.1 million at September 30, 2010 to $55.0 million at September 30, 2011. At September 30, 2011 impaired loans with no related valuation allowance totaled $35.2 million and impaired loans with a valuation allowance were $19.8 million before specific reserves of $3.8 million. Included in impaired loans are $9.3 million of Troubled Debt Restructured Loans at September 30, 2011 that are in performing status compared to $16.0 million at prior fiscal year end. The decrease was caused by moving the ADC relationship referred to above to non-performing status offset in part by new troubled debt restructure.

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

	Years Ended September 30,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans (1)	$1,665,360	$89,500	5.37%	$1,656,016	$92,542	5.59%	$1,700,383	$97,149	5.71%
Securities taxable	695,961	14,493	2.08	662,914	18,208	2.75	592,071	25,552	4.32
Securities-tax exempt	213,450	11,448	5.36	216,119	11,959	5.53	194,028	11,569	5.96
Federal Reserve Bank	14,044	32	0.23	20,009	52	0.26	56,639	144	0.25
Other	20,933	1,148	5.48	25,007	1,198	4.79	27,061	1,225	4.53

Total Interest-earnings assets	2,609,748	116,621	4.47	2,580,065	123,959	4.80	2,570,182	135,639	5.28

Non-interest earning assets	339,503			333,495			325,322

Total assets	$2,949,251			$2,913,560			$2,895,504

Interest Bearing Liabilities:
NOW deposits	$315,623	595	0.19	$280,304	579	0.21	$232,164	670	0.29
Savings deposits (2)	432,227	444	0.10	397,760	403	0.10	366,355	758	0.21
Money market deposits	489,347	1,595	0.33	419,152	1,456	0.35	374,507	2,707	0.72
Certificates of deposit	373,142	3,470	0.93	451,509	6,079	1.35	577,723	14,240	2.46
Senior Debt	51,498	2,017	3.92	51,495	2,029	3.94	32,730	1,269	3.88
Borrowings	371,318	13,203	3.56	436,835	15,894	3.64	496,884	18,076	3.64

Total interest-bearing liabilities	2,033,155	21,324	1.05	2,037,055	26,440	1.30	2,080,363	37,720	1.81
Non-interest bearing deposits	472,388			429,655			380,571
Other non-interest bearing liabilities	16,418			21,442			18,683

Total liabilities	2,521,961			2,488,152			2,479,617
Stockholders’ equity	427,290			425,408			415,887

Total liabilities and Stockholders’ equity	$2,949,251			$2,913,560			$2,895,504

Net interest rate spread (3)			3.42%			3.51%			3.46%
Net Interest-earning assets (4)	$576,593			$543,010			$489,819

Net interest margin (5)		95,297	3.65%		97,519	3.78%		97,919	3.81%

Less tax equivalent adjustment		(4,007)			(4,185)			(4,049)

Net Interest income		$91,290			$93,334			$93,870

Ratio of interest-earning assets to interest bearing liabilities		128.36%			126.66%			123.54%

(1)	Balances include the effect of net deferred loan origination fees and costs, the allowance for the loan losses, and non accrual loans. Includes prepayment fees and late charges.
(2)	Includes club accounts and interest-bearing mortgage escrow balances.
(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$670	$(3,712)	$(3,042)	$(2,546)	$(2,061)	$(4,607)
Securities taxable	878	(4,593)	(3,715)	2,786	(10,130)	(7,344)
Securities tax exempt	(147)	(364)	(511)	1,260	(870)	390
Federal Reserve Bank	(15)	(5)	(20)	(98)	6	(92)
Other earning assets	(191)	141	(50)	(127)	100	(27)

Total interest-earning assets	1,195	(8,533)	(7,338)	1,275	(12,955)	(11,680)

Interest-bearing
Liabilities:
NOW deposits	73	(57)	16	121	(212)	(91)
Savings deposits	41	—	41	63	(418)	(355)
Money market deposits	229	(90)	139	286	(1,537)	(1,251)
Certificates of deposit	(934)	(1,675)	(2,609)	(2,662)	(5,499)	(8,161)
Senior Debt	—	(12)	(12)	740	20	760
Borrowings	(2,347)	(344)	(2,691)	(2,182)	—	(2,182)

Total interest-bearing liabilities	(2,938)	(2,178)	(5,116)	(3,634)	(7,646)	(11,280)

Less tax equivalent adjustment	(51)	(127)	(178)	441	(305)	136

Change in net interest income	$4,184	$(6,228)	$(2,044)	$4,468	$(5,004)	$(536)

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

Net income for the year ended September 30, 2011 was $11.7 million or $0.31 per diluted share. This compares to net income of $20.5 million, or $0.54 per diluted share for the year ended September 30, 2010. Excluding net securities gains, the fair value adjustment of interest caps, CEO transition expenses and restructuring charges adjusted net income was $9.4 million or $0.25 per diluted share for the year ended September 30, 2011. Excluding net securities gains and the fair value adjustment of interest caps adjusted net income was $16.3 million or $0.43 per diluted share for the year ended September 30, 2010.

Earnings excluding securities gains, defined benefit settlement charge / CEO transition, restructuring charges and the fair value adjustment of interest rate caps are presented below. The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

(In thousands, except share data)
	Twelve months ended September 30,
	2011	2010
Net Income
Net Income	$11,739	$20,492
Securities gains, net of OTTI [1]	(5,780)	(4,844)
Defined benefit settlement charge/CEO transition [1]	1,052	—
Restructuring charges [1]	2,243	—
Fair value loss on interest rate caps [1]	117	657

Net adjusted income	$9,371	$16,305

Earnings per common share
Diluted earnings per common share	$0.31	$0.54
Securities gains, net of OTTI [1]	(0.15)	(0.13)
Defined benefit settlement charge/CEO transition [1]	0.03	—
Restructuring charges [1]	0.06	—
Fair value loss on interest rate caps [1]	—	0.02

Diluted adjusted earnings per common share	$0.25	$0.43

Non-interest income
Total non-interest income	$29,951	$27,201
Securities gains, net of OTTI	(9,733)	(8,157)
Fair value loss, net of OTTI on interest rate caps	197	1,106

Adjusted non interest-income	$20,415	$20,150

Non-interest expense
Total non-interest expense	$90,111	$83,170
Restructuring charges [1]	(3,201)	—
Defined benefit settlement charge/CEO transition [1]	(1,772)	—

Adjusted non interest-expense	$85,138	$83,170

[1]	After marginal tax effect 40.61%

Interest Income. Interest income on a tax equivalent basis for the year ended September 30, 2011 decreased to $116.6 million, a decrease of $7.3 million, or 5.9%, compared to the prior year. The decrease was primarily due to declines in general market interest rates on new lending activity, impact of loans being classified as non accrual, sales of taxable securities in which gains of $9.7 million were realized and the proceeds reinvested at lower rates. Average interest-earning assets for the year ended September 30, 2011 were $2.6 billion, an increase of $29.7 million, or 1.2%, over average interest-earning assets for the year ended September 30, 2010. Average loan balances increased by $9.3 million, average balances at the Federal Reserve Bank decreased $6.0 million and average balances of other earning assets decreased by $4.1 million, primarily FHLB stock. On a tax-equivalent basis, average yields on interest earning assets decreased by 33 basis points to 4.47% for the year ended September 30, 2011, from 4.80% for the year ended September 30, 2010. Loan activity, the sale of securities with subsequent reinvestment and lower loan balances were the primary reasons for the decrease in asset yields.

Interest income on loans for the year ended September 30, 2011 decreased $3.0 million to $89.5 million from $92.5 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2011 increased to $57.4 million, as compared to commercial loan interest income of $56.5 million for the prior fiscal year. Average balances of commercial loans grew $63.1 million to $1.0 billion, with a 26 basis point decrease in the average yield. There was no change in the prime rate during fiscal year 2011. Commercial loans adjustable with the prime rate totaled $290.0 million at September 30, 2011. Interest income on consumer loans decreased to $10.5 million, as compared to consumer loan interest income of $11.1 million for the prior fiscal year. Average balances of consumer loans decreased $13.3 million to $233.2 million, with no change in basis point in the average yield. Consumer loans adjustable with the prime rate totaled $169.6 million at September 30, 2011. Income earned on residential mortgage loans was $21.6 million for the year ended September 30, 2011, down $3.3 million, from the prior year as a result of refinancing activity and lower outstanding average balances.

Tax-equivalent interest income on securities, balances at Federal Reserve Bank and other earning assets decreased to $27.1 million for the year ended September 30, 2011, compared to $31.4 million for the prior year. This was due to a tax-equivalent decrease of 53 basis points in yields. The Company sold $540.5 million in securities and recorded $10.0 million in gains on the sales. Further during fiscal 2011, proceeds totaling $269.0 million in security maturities and repayments were reinvested at current market rates with a minor increase in duration.

Interest Expense. Interest expense for the year ended September 30, 2011 decreased by $5.1 million to $21.3 million, a decrease of 19.3% compared to interest expense of $26.4 million for the prior fiscal year. The decrease in interest expense was primarily due to the significant decrease in the average rates paid on interest-bearing deposits for the year ended September 30, 2011. Rates paid on interest bearing liabilities decreased to 1.05% from 1.30% in fiscal 2010. The average interest rate paid on certificates of deposit decreased by 42 basis points to .93% for the year ended September 30, 2011, from 1.35% for the prior year. The rates paid on NOW accounts and money market accounts each decreased 2 basis points for fiscal 2011 as compared to fiscal 2010. The average cost of borrowings decreased to 3.56% at September 30, 2011 from 3.64% in 2010, with average balances also decreased by $65.5 million. Further, during the year, the bank restructured $89.0 million in FHLB advances and paid $5.2 million in prepayment fees as part of the modification. This modification resulted in a decrease of 106 basis points in the average cost of the $89.1 million in restructured borrowings.

Net Interest Income for the fiscal year ended September 30, 2011 was $91.3 million, compared to $93.3 million for the year ended September 30, 2010. The tax equivalent net interest margin decreased by 13 basis points to 3.65%, while the net interest spread decreased by 9 basis points to 3.42%. The Bank’s average cost of interest-bearing liabilities has decreased, although the average asset yields decreased faster due to lending activity, impact of non accrual loan increases and sales of securities during 2011. Further, the greater increase of interest earning assets compared to interest bearing liabilities partially offset the decline in net interest income.

Provision for Loan Losses. We recorded $16.6 million in loan loss provisions for the year ended September 30, 2011 compared to $10.0 million in the prior year, an increase of $6.6 million. We increased the provision due to increased net charge-offs, which were $19.5 million at September 30, 2011 compared to $9.2 million in the previous year. Our charge-offs were centered in our ADC portfolio, which incurred $8.9 million on average outstandings of $224.1 million Of the $8.9 million in ADC charge-offs one relationship accounted for $7.5 million due to a dramatic reduction in sales activity in the second half of our fiscal year on a particular property which resulted in a reduction in collateral value. We incurred $5.6 million in net charge-offs in our CBL C&I portfolio on average outstanding of $84.3 million. The other significant component of net charge-offs was our residential mortgage portfolio, in which we recorded $2.1 million in net charge-offs as the foreclosure process has extended on average to three or more years, home prices have continued to be weak, and taxes continue to accrue. We sold a portion of these loans in foreclosure to reduce a portion of this exposure. We recorded a loss of $1.1 million included above, on the sale of $1.3 million in the book value of loans.

Net charge-offs exceeded our provision by $2.9 million for the year ended September 30, 2011. During the year, our special mention loans decreased from $37.9 million at September 30, 2010 to $23.0 million at September 30, 2011, while our substandard and doubtful loans decreased from $132.1 million to $94.0 million respectively. All significant loans classified substandard or special mention are reviewed for impairment. As a result of our review we may establish a specific reserve, which totaled $3.8 million at September 30, 2011. A specific reserve is established when current information indicates that the carrying value of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss, or the amount thereof.

Non-interest income consists primarily of income on securities sales, banking fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $30.0 million for the fiscal year ended September 30, 2011 compared to $27.2 million at September 30, 2010. During the year ended September 30, 2011, the Company recorded gains on sales of investment securities totaling $10.0 million compared to $8.2 million for the prior year. Deposit fees and service charges decreased by $417,000, or 3.71%. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $67,000 due to an increase in residential mortgage originations. Investment management fees increased $10,000 which is related to increased market values on assets under management. During fiscal 2011 the Company originated and sold $49.8 million in residential mortgage loans and recorded $1.0 million in gains compared to $52.8 million in loans sold with $867,000 in gains at September 30, 2010.

Non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization, data processing expenses and FDIC/other regulatory assessments. Non-interest expense for the fiscal year ended September 30, 2011 increased by $6.9 million, or 8.3% to $90.1 million, compared to $83.2 million for the same period in 2010. The increase was primarily attributable to $3.2 million in restructuring charge and $1.8 million from charges relating to the CEO transition, including defined benefit settlements. The $3.2 million in restructuring charge consisted of $1.1 million in severances which are expected to result in a pretax savings in salaries and benefits of $4.2 million, and $2.1 million related to the consolidation of two branches, which will result in an annual pre-tax savings of $900,000. Occupancy and office operations increased $1.1 million, or 8.0%, a full year of operations in the Yonkers and Nyack offices during the fiscal year 2011. Professional fees increased $370,000 due to increased consulting fees as well as elevated external costs of collection for problem loans. Stock-based compensation decreased by $381,000 mainly due to the vesting of stock based compensation awards in addition to lower ESOP expense. FDIC insurance decreased by $765,000 or 20.8% due to declines in FDIC assessments.

Income Taxes. Income tax expense was $2.8 million for the fiscal year ended September 30, 2011 compared to $6.9 million for fiscal 2010, representing effective tax rates of 19.3% and 25.1%, respectively. The lower tax rate in 2011 was primarily due to the high proportion of tax-free income, BOLI and insurance relative to the total levels of pre-tax income and the full year of the captive insurance company.

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

(In thousands, except share data)
	Twelve months ended September 30,
	2010	2009
Net Income
Net Income	$20,492	$25,861
Securities gains [1]	(4,844)	(10,735)
Fair value loss on interest rate caps [1]	657	—

Net adjusted income	$16,305	$15,126

Earnings per common share
Diluted Earnings per common share	$0.54	$0.67
Securities gains [1]	(0.13)	(0.28)
Fair value loss on interest rate caps [1]	0.02	—

Diluted adjusted earnings per common share	$0.43	$0.39

Non-interest income
Total non-interest income	$27,201	$39,953
Securities gains	(8,157)	(18,076)
Fair value loss on interest rate caps	1,106	—

Adjusted non interest-income	$20,150	$21,877

[1]	After marginal tax effect 40.61%

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

At September 30, 2010, substandard loans totaled $131.8 million, up from $89.4 million at September 30, 2009. Doubtful loans increased from $0 to $300,000 at September 30, 2010 compared to September 30, 2009. The bulk of the increase came from downgrades in the ADC portfolio, as home sales remain depressed and more borrowers are feeling stress in liquidity resources. The substandard classification for many of these loans is due to delayed progress in the projects and stress on liquidity reserves or expected outside (non-project related) cash flows. These loans, however, continue to pay interest on a current basis and do not otherwise warrant a non-accrual classification. All significant loans classified substandard or special mention are reviewed for impairment, under applicable accounting and regulatory standards. Specific reserves for impairment were $2.3 million at September 30, 2009 and $2.4 million September 30, 2010. Specific reserves are established when current information indicates that the carrying value of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss or the amount of any loss to be incurred. Our non-performing loans increased to $26.8 million at September 30, 2010 from $26.5 million at September 30, 2009, an increase of $300,000. Loans transferred from the non-performing category into other real estate owned during fiscal 2010 totaled $3.6 million.

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

Non-interest expense consists primarily of salaries and employee benefits, stock-based compensation, occupancy and office expenses, advertising and promotion expense, professional fees, intangible assets amortization, data processing expenses and FDIC/other regulatory assessments. Non-interest expense for the fiscal year ended September 30, 2010 increased by $3.0 million, or 3.7% to $83.2 million, compared to $80.2 million for the same period in 2009. The increase was primarily attributable to compensation and employee benefits of $4.1 million resulting from annual merit raises and increases in incentive compensation. Further, the Company opened offices in Yonkers and Nyack during the fiscal year 2010, as well as, experiencing a full year of salary expense for the White Plains office. Occupancy and office operations increased $632,000, or 4.9%, as the Company invested in new branch locations and automation in 2010. Professional fees increased $929,000 due to increased consulting fees as well as elevated external costs of collection for problem loans. Stock-based compensation decreased by $1.4 million mainly due to the vesting of stock based compensation awards in addition to lower ESOP expense. FDIC insurance decreased by $582,000 or 13.7% due to declines in FDIC assessments and ATM debit card expense decreased $514,000 or 3.2%.

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

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2011 and 2010, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, letters of credit and unused credit lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements, or for development and construction in the case of real estate businesses. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2011, commercial and retail loan commitments totaled $127.3 million. Approved closed undrawn lines of credit totaled $96.1 million, $129.0 million and $14.3 million for commercial, retail accounts, and overdraft protection lines, respectively. Letters of credit totaled $17.0 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity, of a customer to a third party, and represent an independent undertaking by the Company to the third party.

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

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)
FHLB and other borrowings	$61,500	$5,066	$35,795	$272,660	$375,021
Time deposits	250,769	22,784	19,584	10,522	303,659
Letters of credits	6,786	2,353	387	7,446	16,972
Undrawn lines of credit	239,387	—	—	—	239,387
Operating leases	2,579	2,411	2,175	18,997	26,162

Total	$561,021	$32,614	$57,941	$309,625	$961,201
Commitments to extend credit	$100,041	26,653	613	—	$127,307

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Provident Bancorp have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2011, 2010 and 2009, our loan originations totaled $578.6 million, $472.1 million and $450.6 million, respectively. Purchases of securities available for sale totaled $622.6 million, $830.6 million and $708.7 million for the years ended September 30, 2011, 2010 and 2009, respectively. Purchases of securities held to maturity totaled $93.8 million $23.0 million and $25.1 million for the years ended September 30, 2011, 2010 and 2009, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $127.3 million at September 30, 2011, and consisted of $113.4 million at adjustable or variable rates and $13.9 million at fixed rates. Unused lines of credit granted to customers were $239.4 million at September 30, 2011. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $57.0 million and $50.9 million at September 30, 2011 and September 30, 2010, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase / (decrease) in total deposits was $154.0 million, $60.4 million, and $93.1 million for the years ended September 30, 2011, 2010 and 2009, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2011 totaled $250.8 million. Based upon prior experience and our current pricing strategy, management believes that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets continued to improve in fiscal 2011 from the extreme conditions that existed for fiscal 2009. Credit spreads narrowed steadily during the past year and many are very near historical levels, as many financial institutions return to lending while loan demand remains at levels below that of a vibrant economy. This lack of fundamental economic vitality is causing an increase in liquidity as businesses and individuals remain uncommitted to investment. Furthermore, the extremely low interest rate environment has enhanced our deposit growth which has also strengthened our liquidity position. Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels. However, much of this liquidity is held in the form of very short-term securities and non-maturity deposit accounts. The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $375.0 million was outstanding at September 30, 2011. At September 30, 2011, we had the ability to borrow an additional $344.1 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $41.1 million by pledging securities not required to be pledged for other purposes as of September 30, 2011. Further, at September 30, 2011 we had only $11.8 million in Brokered Certificates of Deposit (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $2.7 million and Money Market of $5.7 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds. Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

Cash and short-term borrowing capacity at September 30, 2011 is summarized below:

Cash and Due from Banks	$281,512
Unpledged investment Securities	41,096
Unpledged mortgage collateral	344,090

Total immediate funding	$666,698

The Company’s tangible capital to tangible asset ratio is a strong 8.94%. Further, the Company has a common stock repurchase program with 776,713 shares remaining under its current board authorization. The Bank’s regulatory capital ratios were as follows:

Tier I leverage	8.1%
Tier I risk based capital	11.8%
Total risk based capital	13.0%

The levels are well above current regulatory capital requirements to be considered well capitalized. Management is currently studying the impact on capital resulting from the Basel III accords.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Provident Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•

legislative and regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

•

a further deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

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

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting our markets, operations, pricing, products, services and fees;

•

our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to complete merger and acquisition activities and realize expected strategic and operating efficiencies associated with suchmatters;

•	our success at managing the risks involved in the foregoing and managing our business; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control.

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

Estimated Changes in NPV and NII. The table below sets forth, as of September 30, 2011, the estimated changes in our (1) NPV that would result from the designated instantaneous changes in the forward rates curve, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest Rates (basis points)	Estimated NPV	in NPV		Estimated NII	Estimated NII
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$297,054	$(45,133)	-13.2%	$95,736	$8,359	9.6%
+200	314,826	(27,361)	-8.0%	93,619	6,242	7.1%
+100	330,866	(11,321)	-3.3%	90,752	3,375	3.9%
0	342,187	0	0.0%	87,377	0	0.0%
-100	338,189	(3,998)	-1.2%	80,831	(6,546)	-7.5%

The table set forth above indicates that at September 30, 2011, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience an 8.0% decrease in NPV and a 7.1% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII beyond -100 basis points.

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

Since December 2008, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities decreased by 17 basis points from 0.42% to 0.25% during fiscal year 2011 while the yield on U.S. Treasury 10 year notes decreased 61 basis points from 2.53% to 1.92% over the same time period. The disproportional greater rate of decrease on longer term maturities has resulted in the 2-10 year treasury yield curve being flatter at the end of the past fiscal year than it was when the year began. The overall lower yield curve caused a significant reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Furthermore, during the fourth quarter of the current fiscal year the FOMC stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression. We hold $50 million in notional principal of interest rate caps to help mitigate this risk. Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature. The derivative value at risk is $65,000.

ITEM 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm on Financial Statements

(D)	Consolidated Statements of Financial Condition as of September 30, 2011 and 2010

(E)	Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009

(F)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011, 2010 and 2009

(G)	Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of September 30, 2011. This report appears on the following page.

By:	/s/ Jack Kopnisky
Jack Kopnisky
President and Chief Executive Officer
(Principal Executive Officer)
December 13, 2011

By:	/s/ Paul Maisch
Paul Maisch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December 13, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Provident New York Bancorp

We have audited Provident New York Bancorp’s (“the Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Provident New York Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident New York Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years ended September 30, 2011 and our report dated December 13, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Livingston, New Jersey

December 13, 2011

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Provident New York Bancorp

We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries (“the Company”) as of September 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp and subsidiaries as of September 30, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2011 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Livingston, New Jersey

December 13, 2011

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2011	2010
ASSETS
Cash and due from banks	$281,512	$90,872
Securities (including $644,910 and $719,172 pledged as collateral for borrowings and deposits in 2011 and 2010, respectively):
Available for sale, at fair value (note 3)	739,844	901,012
Held to maturity, at amortized cost (fair value of $111,272 and $35,062 in 2011 and 2010, respectively) (note 4)	110,040	33,848

Total securities	849,884	934,860

Loans held for sale	4,176	5,890
Gross loans (note 5)	1,703,799	1,701,541
Allowance for loan losses	(27,917)	(30,843)

Total loans, net	1,675,882	1,670,698

Federal Home Loan Bank (“FHLB”) stock, at cost	17,584	19,572
Accrued interest receivable (note 6)	9,904	11,069
Premises and equipment, net (note 7)	40,886	43,598
Goodwill (note 2)	160,861	160,861
Core deposit and other intangible assets (note 2)	4,629	3,640
Bank owned life insurance	56,967	50,938
Foreclosed properties (note 5)	5,391	3,891
Other assets (notes 11 and 12)	29,726	25,136

Total assets	$3,137,402	$3,021,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits (note 8)	$2,296,695	$2,142,702
FHLB and other borrowings (including repurchase agreements of $211,694 and $222,500 in 2011 and 2010, respectively) (note 9)	323,522	363,751
Borrowing senior unsecured note (FDIC insured) (note 9)	51,499	51,496
Mortgage escrow funds (note 5)	9,701	8,198
Other (note 11)	24,851	23,923

Total liabilities	2,706,268	2,590,070

Commitments and Contingent liabilities (note 16)	—	—
STOCKHOLDERS’ EQUITY (note 14):
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 37,864,008 and 38,262,288 shares outstanding in 2011 and 2010 respectively)	459	459
Additional paid-in capital	357,063	356,912
Unallocated common stock held by employee stock ownership plan (“ESOP”) (note 12)	(6,138)	(6,637)
Treasury stock, at cost (8,065,544 shares in 2011 and 7,667,264 shares in 2010)	(90,585)	(87,336)
Retained earnings	165,199	162,433
Accumulated other comprehensive income, net of taxes of $3,522 in 2011 and $3,577 in 2010 (note 11)	5,136	5,124

Total stockholders’ equity	431,134	430,955

Total liabilities and stockholders’ equity	$3,137,402	$3,021,025

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended September 30,

(Dollars in thousands, except per share data)

	2011	2010	2009
Interest and dividend income:
Loans, including fees	$89,500	$92,542	$97,149
Taxable securities	14,493	18,208	25,552
Non-taxable securities	7,441	7,774	7,520
Other earning assets	1,180	1,250	1,369

Total interest and dividend income	112,614	119,774	131,590

Interest expense:
Deposits	6,104	8,517	18,375
Borrowings	15,220	17,923	19,345

Total interest expense	21,324	26,440	37,720

Net interest income	91,290	93,334	93,870
Provision for loan losses	16,584	10,000	17,600

Net interest income after provision for loan losses	74,706	83,334	76,270

Non-interest income:
Deposit fees and service charges	10,811	11,228	12,393
Net gain on sale of securities	10,011	8,157	18,076
Other than temporary impairment on securities	(278)	—	—
Title insurance fees	1,224	1,157	1,005
Bank owned life insurance	2,049	2,044	2,755
Gain (loss) on sale of premises and equipment	—	(54)	517
Net gain on sales of loans	1,027	867	961
Investment management fees	3,080	3,070	2,576
Fair value loss on interest rate caps	(197)	(1,106)	—
Other	2,224	1,838	1,670

Total non-interest income	29,951	27,201	39,953

Non-interest expense:
Compensation and employee benefits	43,662	43,589	39,520
Defined benefit settlement charge / CEO transition	1,772	—	—
Restructuring charge (severance / branch relocation)	3,201	—	—
Stock-based compensation plans	1,162	1,543	2,942
Occupancy and office operations	14,508	13,434	12,802
Advertising and promotion	3,328	3,252	3,093
Professional fees	4,389	4,019	3,090
Data and check processing	2,763	2,285	2,284
Amortization of intangible assets	1,426	1,849	2,185
ATM/debit card expense	1,584	1,601	2,115
Foreclosed property expense	1,171	137	207
FDIC insurance and regulatory assessments	2,910	3,675	4,257
Other	8,235	7,786	7,692

Total non-interest expense	90,111	83,170	80,187

Income before income tax expense	14,546	27,365	36,036
Income tax expense	2,807	6,873	10,175

Net income	$11,739	$20,492	$25,861

Weighted average common shares:
Basic	37,452,596	38,161,180	38,537,881
Diluted	37,453,542	38,185,122	38,705,837
Earnings per common share (note 13)
Basic	$0.31	$0.54	$0.67
Diluted	$0.31	$0.54	$0.67

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at October 1, 2008	39,815,213	$459	$352,882	$(7,635)	$(75,687)	$138,720	$(9,581)	$399,158
Net income						25,861		25,861
Other comprehensive income							12,058	12,058

Total comprehensive income								37,919
Deferred compensation transactions	—	—	128	—	—	—	—	128
Stock option transactions, net	181,969	—	1,066	—	2,182	(2,009)	—	1,239
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(11)	499	—	—	—	488
Vesting of RRP shares	—	—	1,688	—	—	—	—	1,688
Other RRP transactions	(34,164)	—	—	—	(326)	—	—	(326)
Purchase of treasury stock	(415,811)	—	—	—	(3,459)	—	—	(3,459)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,379)	—	(9,379)

Balance at September 30, 2009	39,547,207	459	355,753	(7,136)	(77,290)	153,193	2,477	427,456
Net income						20,492		20,492
Other comprehensive income							2,647	2,647

Total comprehensive income								23,139
Deferred compensation transactions	—	—	87	—	—	—	—	87
Stock option transactions, net	249,953	—	247	—	3,016	(2,036)	—	1,227
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(58)	499	—	—	—	441
Vesting of RRP shares	—	—	883	—		—	—	883
Other RRP transactions	(18,949)	—	—	—	(177)	—	—	(177)
Purchase of treasury stock	(1,515,923)	—	—	—	(12,885)	—	—	(12,885)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,216)	—	(9,216)

Balance at September 30, 2010	38,262,288	459	356,912	(6,637)	(87,336)	162,433	5,124	430,955
Net income						11,739		11,739
Other comprehensive income							12	12

Total comprehensive income								11,751
Deferred compensation transactions	—	—	45	—	—	—	—	45
Stock option transactions, net	—	—	558	—	—	—	—	558
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(59)	499	—	—	—	440
RRP awards	63,870	—	(561)	—	561	—	—	—
Vesting of RRP shares	—	—	168	—	—	—	—	168
Other RRP transactions	(4,696)	—	—	—	(30)	—	—	(30)
Purchase of treasury stock	(457,454)	—	—	—	(3,780)	—	—	(3,780)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(8,973)	—	(8,973)

Balance at September 30, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$11,739	$20,492	$25,861
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan losses	16,584	10,000	17,600
(Gain) loss on other real estate owned	869	(18)	186
Depreciation of premises and equipment	6,177	5,144	4,675
Amortization of intangibles	1,426	1,849	2,185
Net gain on sale of securities	(10,011)	(8,157)	(18,076)
Other than temporary impairment (credit loss)	278	—	—
Fair value loss on interest rate cap	197	1,106	—
Net gains on loans held for sale	(1,027)	(867)	(961)
(Gain) loss on sale of premises and equipment	—	54	(517)
Net amortization of premium and discounts on securities	3,181	3,209	1,715
Accrued restructuring expense	3,201	—	—
Accretion of premiums on borrowings (includes calls on borrowings)	(30)	(223)	(440)
Amortization of payment fees on restructured borrowings	1,033	—	—
ESOP and RRP expense	607	1,325	2,178
ESOP forfeitures	(3)	(29)	(4)
Stock option compensation expense	558	247	768
Originations of loans held for sale	(49,807)	(52,839)	(50,677)
Proceeds from sales of loans held for sale	52,548	49,029	49,653
Increase in cash surrender value of bank owned life insurance	(2,049)	(1,327)	(1,961)
Deferred income tax (benefit) expense	118	26	(1,640)
Net changes in accrued interest receivable and payable	674	(1,536)	(585)
Other adjustments (principally net changes in other assets and other liabilities)	(9,785)	(5,624)	(9,273)

Net cash provided by operating activities	26,478	21,861	20,687

Cash flows from investing activities:
Purchases of securities:
Available for sale	(622,551)	(830,613)	(708,727)
Held to maturity	(93,764)	(23,023)	(25,095)
Proceeds from maturities, calls and other principal payments on securities
Available for sale	251,774	328,993	153,585
Held to maturity	17,220	33,780	22,548
Proceeds from sales of securities available for sale	540,145	443,389	556,796
Proceeds from sales of securities held to maturity	357	—	625
Loan originations	(578,631)	(472,066)	(450,551)
Loan principal payments	553,235	461,632	469,157
Purchase of interest rate cap derivatives	—	(1,368)	—
Proceeds from sale of FHLB stock, net	1,988	3,605	5,498
Proceeds from sales of other real estate owned	301
Purchases of premises and equipment	(3,465)	(8,152)	(8,852)
Proceeds from the sale of fixed assets	—	48	718
Purchases of bank owned life insurance	(3,980)	—	—

Net cash provided by (used in) investing activities	62,629	(63,775)	15,702

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows Continued

Years Ended September 30, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities
Net increase in transaction, savings and money market deposits	227,907	177,808	124,037
Net decrease in time deposits	(73,914)	(117,388)	(30,952)
Net decrease in short-term borrowings	(34,840)	(62,500)	(153,791)
Gross repayments of long-term borrowings	(1,238)	(4,152)	(3,995)
Gross proceeds from long-term borrowings	—	—	22,840
Net increase in borrowings senior unsecured note	—	—	51,500
Payments of pre-payment fees on FHLBNY advances	(5,151)	—	—
Net (decrease) increase in mortgage escrow funds	1,503	(207)	1,133
Treasury shares purchased	(3,810)	(13,062)	(3,785)
Stock option transactions	4	1,008	473
Other stock-based compensation transactions	45	87	128
Cash dividends paid	(8,973)	(9,216)	(9,379)

Net cash provided by (used in) financing activities	101,533	(27,622)	(1,791)

Net increase (decrease) in cash and cash equivalents	190,640	(69,536)	34,598
Cash and cash equivalents at beginning of year	90,872	160,408	125,810

Cash and cash equivalents at end of year	$281,512	$90,872	$160,408

Supplemental cash flow information:
Interest payments	$21,815	$27,379	$38,714
Income tax payments	9,070	7,993	11,739
Loans transferred to real estate owned	1,932	2,943	1,815
Net change in unrealized gains recorded on securities available for sale	1,653	5,241	25,900
Change in deferred taxes on unrealized gains on securities available for sale	(671)	(2,122)	(10,506)
Issuance of RRP shares	561	—	—

See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended September 30, 2011, 2010, and 2009

(in thousands, except share data)

	2011	2010	2009
Net income:	$11,739	$20,492	$25,861
Other comprehensive income:
Net unrealized holding gains on securities available for sale net of related tax expense of $4,624, $5,435, and $17,834	6,762	7,963	26,142
Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $4,065, $3,313 and $7,328	5,946	4,844	10,748
Reclassification adjustment for other than temporary losses included in net income, net of related income tax benefit of $113, $0, and $0	(165)	—	—

	981	3,119	15,394
Change in funded status of defined benefit plans, net of related income tax expense of $665, $327, and $2,280	(969)	(472)	(3,336)

	12	2,647	12,058

Total comprehensive income	$11,751	$23,139	$37,919

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts from prior years have been reclassified to conform to the current fiscal year presentation. Reclassifications had no affect on prior year net income or shareholders’ equity.

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

The Bank is a community bank offering financial services to individuals and businesses primarily in Rockland and Orange Counties, New York and the contiguous Sullivan, Ulster, Westchester and Putnam Counties, New York and Bergen County, New Jersey. In October 2011, the Company announced its plans to expand into the New York City market. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank is the primary regulator for Provident Bancorp. Of the Bank’s loans 87% are collateralized or dependent on real estate.

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

(e) Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See note 18)

(f) Adoption of New Accounting Standards

Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard was effective for the Company October 1, 2010 and did not have a material effect on the Company’s consolidated financial statements.

ASC 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities has been issued. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard was effective for the Company October 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements has been issued. ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The effect of adopting this new guidance was immaterial.

ASU 2010-20, Receivables (Topic 310)-Disclosures abut the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires significantly more information about credit quality in a financial institution’s portfolio. This statement addresses only disclosures and does not seek to change recognition or measurement. The effect of adopting this new guidance was immaterial.

Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring has been issued. The ASU clarifies which loan modifications constitute troubled debt restructurings and assists creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This standard was effective for the Company July 1, 2011 and did not have a material effect on the Company’s consolidated financial statements.

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

Premiums and discounts on debt securities are recognized in interest income on a level yield basis over the period to maturity. Amortization of premiums and accretion of discounts on mortgage backed securities are based on the estimated cash flows of the mortgage backed securities, periodically adjusted for changes in estimated lives, on a level yield basis. The cost of securities sold is determined using the specific identification method. The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an other than temporary impairment (“OTTI”) loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over collateralization tests, interest coverage tests and other factors. Expected default and deferral rates are weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate is based upon the yield expected from the related securities. Unrealized losses are charged to earnings when management determines that the decline in fair value of a security is other than temporary.

Securities are evaluated at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition of the issuer. Management also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary impairment is separated into a) the amount representing the credit loss and b) the amount related to all other factors. The amount of other than temporary impairment related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

below cost are considered to be other than temporary. As of September 30, 2011 the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current-period credit loss.

(h) Loans Held For Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. In the absence of commitments from investors, fair value is based on current investor yield requirements. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

(i) Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $623, $507 and $13 for the years ended September 30, 2011, 2010 and 2009, respectively. Late fees and ancillary fees related to loan servicing are not material.

(j) Loans

Loans where management has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the level yield method.

A loan is placed on non-accrual status when management has determined that the borrower may likely be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year while interest recorded in the prior year is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

(k) Allowance for Loan Losses

The allowance for loan losses is established through provisions for losses charged to earnings. Losses on loans (including impaired loans) are charged to the allowance for loan losses when management believes that the collection of principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

The allowance for loan losses is an amount that management believes is necessary to absorb probable incurred losses on existing loans that may become uncollectible. Management’s evaluations, which are subject to periodic review by the Company’s primary regulator, take into consideration factors such as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions that may affect the borrowers’ ability to pay. Future adjustments to the allowance for loan losses may be necessary, based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors. The process of assessing the adequacy of the allowance for loan loss is subjective, particularly in times of economic downturns. It is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates. As such there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

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

(l) Troubled Debt Restructuring

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

(m) Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

(n) Premises and Equipment

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

(o) Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level. There are two steps to the process:

1.	Identify potential impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill is not considered impaired as long as the fair value of the reporting unit is greater than its carrying value. The second step is only required if a potential impairment to goodwill is identified in step one.

2.	Compare the implied fair value of goodwill to its carrying amount, where the implied fair value of goodwill is computed on a residual basis, that is, by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair value, and it must be presented as a separate line item on financial statements.

The Company estimated the fair value of the its primary reporting unit, Provident Bank, utilizing four valuation methodologies including, (1) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (2) the Control Premium approach based on the Company’s trading price followed by the application of an industry based control premium; (3) the Public Market Peers approach based on the trading prices of similar publicly-traded companies as measured by standard valuation ratios followed by application of an industry based control premium; and, (4) the Discounted Cash Flow approach where value is estimated based on the present value of projected dividends and a terminal value. These approaches were weighted to determine if impairment existed and the Company determined as of September 30, 2011 the aggregate fair value of the reporting unit exceeded the carrying value and therefore no impairment was recorded and the step two analysis for determining the impairment was not necessary. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years. Intangibles related to HVIA are amortized over 10

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

years on a straight-line basis. Intangibles related to the naming rights on Provident Bank Ball Park are amortized over 10 years on a straight-line basis. Impairment losses on intangible assets are charged to expense, if and when they occur.

(p) Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition. Foreclosed properties totaled $5.4 million and $3.9 million at September 30, 2011 and 2010, respectively.

(q) Securities Repurchase Agreements

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

(s) Income Taxes

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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax position that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of September 30, 2011. See note 11 of the “Notes to Consolidated Financial Statements”.

(r) (Bank Owned Life Insurance (BOLI)

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(s) Stock-Based Compensation Plans

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

The Company applies FASB ASC Topic 718 “Compensation- Stock Based” in accounting for its stock option plan. During 2011, 2010 and 2009, the Company issued 119,526, 321,976 and 88,861 new stock-based option awards and recognized total non-cash stock-based compensation cost of $558, $247 and $768. As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options was $413. Options granted in 2011 have a four year vesting period.

The Company also has a restricted stock plan in which shares awarded are transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The expense is amortized over the vesting period of the awards. The Company issued 63,870 shares during 2011 and none during 2010 and 2009. The recognized total restricted stock compensation cost recognized during 2011, 2010 and 2009 was $168, $883, and $1,687, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to restricted stock was $478. Options granted in 2011 have a two through four year vesting periods.

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstances in accordance with the terms of the plans. Grants issued subsequent to adoption of FASB ASC Topic 718 (October 1, 2005), which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the vesting period expressed in the option agreement, depending upon the age of the grantee. As of September 30, 2011, 1,000 restricted shares and 34,300 stock options were potentially subject to accelerated vesting, and have been fully expensed. The Company did not recognize expense associated with the acceleration of restricted shares in 2011, 2010 and 2009. The Company recognized expense associated with the acceleration of 0, 27,000 and 0 stock option shares in 2011, 2010 and 2009, respectively.

(t) Earnings Per Share

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

(u) Segment Information

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

	HVIA	HSBC	WSB	ENB	NBF	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$523,409
Deposits assumed	—	23,319	475,150	327,284	88,182	913,935
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	121,036
Goodwill	2,531	—	91,576	51,794	13,063	158,964
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	23,326
At September 30, 2011
Goodwill	$3,279	$—	$92,145	$52,101	$13,336	$160,861
Accumulated core deposit/other amortization	1,509	1,651	9,479	6,624	1,787	21,050
Net core deposit/other intangible	1,321	39	916	—	—	2,276

The changes to goodwill, reflected above, are due to tax related items in connection with acquisitions and the $750 settlement of the earn out provision for HVIA in 2007.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets, including naming rights of $2.3 million at September 30, 2011:

Amoritization Schedule	September 30, 2011	September 30, 2010
Less than one year	$1,183	$1,364
One to two years	821	941
Two to three years	524	580
Three to four years	524	283
Four to five years	430	283
Beyond five years	1,147	189

Total	$4,629	$3,640

*	In addition to the above, the Company also carries $1,456 in mortgage servicing rights included in other assets at September 30, 2011

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(3) Securities Available for Sale

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$136,699	$3,292	$—	$139,991
Freddie Mac	98,511	2,205	(41)	100,675
Ginnie Mae	4,973	207	—	5,180
CMO/Other MBS	81,170	1,764	(522)	82,412

	321,353	7,468	(563)	328,258

Investment securities
Federal agencies	199,741	4,986	(79)	204,648
Corporate bonds	16,984	257	(179)	17,062
State and municipal securities	177,666	11,018	—	188,684
Equities	1,192	—	—	1,192

	395,583	16,261	(258)	411,586

Total available for sale	$716,936	$23,729	$(821)	$739,844

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$149,084	$4,105	$(1)	$153,188
Freddie Mac	56,632	1,820	—	58,452
Ginnie Mae	9,047	268	—	9,315
CMO/Other MBS	38,338	680	(359)	38,659

	253,101	6,873	(360)	259,614

Investment securities
U.S. Government securities	71,071	1,222	—	72,293
Federal agencies	344,154	1,919	(54)	346,019
Corporate bonds	29,406	1,134	—	30,540
State and municipal securities	180,879	10,798	(20)	191,657
Equities	1,146	—	(257)	889

	626,656	15,073	(331)	641,398

Total available for sale	$879,757	$21,946	$(691)	$901,012

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

	September 30, 2011
	Amortized	Fair
	Cost	Value
Remaining period to contractual maturity
Less than one year	$4,410	$4,442
One to five years	197,476	203,113
Five to ten years	146,634	154,212
Greater than ten years	45,871	48,627

Total investment securities	394,391	410,394

Mortgage backed securities-residential	321,353	328,258

Total available for sale securities	$715,744	$738,652

Proceeds from sales of securities available for sale during the years ended September 30, 2011, 2010 and 2009 totaled $540,145, $443,389 and $556,796 respectively. These sales resulted in gross realized gains of $10,000, $8,518, and $18,043 for the years ended September 30, 2011, 2010, and 2009 respectively, and gross realized losses of $7, $361 and $0, in fiscal years 2011, 2010, and 2009 respectively. The Company’s accumulated other income included in stockholders equity at September 30, 2011 and 2010 consist of net unrealized gain, on available for sale securities of $13,603 and $12,621, respectively, net of tax liabilities of $9,302 and $8,630 respectively.

Securities, including held to maturity securities, with carrying amounts of $206,829 and $228,442 were pledged as collateral for borrowings at September 30, 2011 and 2010, respectively. Securities with carrying amounts of $438,081 and $490,730 were pledged as collateral for municipal deposits and other purposes at September 30, 2011 and 2010, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac	$10,262	$(41)	$—	$—	$10,262	$(41)
CMO/Other MBS	3,037	(257)	1,813	(265)	4,850	(522)

Total mortgage backed securities — residential	13,299	(298)	1,813	(265)	15,112	(563)

U.S. Government and agency securities	9,914	(79)	—	—	9,914	(79)
Corporate bonds	1,886	(179)	—	—	1,886	(179)

Total	$25,099	$(556)	$1,813	$(265)	$26,912	$(821)

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

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 — Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at September 30, 2011, the Company concluded that it expects to recover the amortized cost basis of its investments on all but one private label CMO security and one equity security for which incurred impairment charges of $75 and $203, respectively, were recognized. As of September 30, 2011, the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

The losses related to privately issued residential CMOs were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The Company uses a DCF analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities. The loss related to the equity securities were recognized as a result of the length of time and the extent to which the market value has been less than cost. The decline in value on these securities is thought to be affected by general market conditions which reflect prospects for the economy as a whole.

Substantially all of the unrealized losses at September 30, 2011 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2011. A total of 11 available for sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $5,372 and a fair value (carrying value) of $4,851 as of September 30, 2011. One of the four securities is considered to be impaired as noted above and is below investment grade. The impaired private label CMO has an amortized cost of $1,940 and a fair value of $1,683 at September 30, 2011. The remaining three securities are rated at or above B. The remaining three securities in this category are performing as of September 30, 2011 and are expected to perform based on current information.

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

(4) Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,298	$63	$—	$1,361
Freddie Mac	32,858	103	(120)	32,841
CMO/Other MBS	25,828	155	—	25,983

	59,984	321	(120)	60,185

Investment securities
Federal agencies	29,973	25	(141)	29,857
State and municipal securities	18,583	1,108	—	19,691
Other	1,500	39	—	1,539

	50,056	1,172	(141)	51,087

Total held to maturity	$110,040	$1,493	$(261)	$111,272

September 30, 2010
Mortgage-backed securities-residential
Fannie Mae	$1,835	$96	$—	$1,931
Freddie Mac	2,389	124	—	2,513
Ginnie Mae	16	1	—	17
CMO/Other MBS	729	19	—	748

	4,969	240	—	5,209

Investment securities
State and municipal securities	27,879	980	(44)	28,815
Other	1,000	38	—	1,038

	28,879	1,018	(44)	29,853

Total held to maturity	$33,848	$1,258	$(44)	$35,062

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2011
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$5,813	$5,840
One to five years	7,696	8,022
Five to ten years	32,955	33,226
Greater than ten years	3,592	3,999

Total investment securities	50,056	51,087

Mortgage backed securities-residential	59,984	60,185

Total held to maturity securities	$110,040	$111,272

Proceeds from sales of securities held to maturity during the years ended September 30, 2011, 2010 and 2009 totaled $357, $0, and $625 respectively. These sales resulted in gross realized gains of $18, $0, and $33 for the years ended September 30, 2011, 2010, and 2009 respectively, and no gross realized losses in fiscal years 2011, 2010, and 2009. These securities can be considered maturities per FASB ASC Topic #320, Investments — Debt & Equity securities, as the sale of the securities occurred after at least 85% of the principal outstanding had been collected since acquisition.

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	$25,770	$(120)	$—	$—	$25,770	$(120)
Federal Agencies	24,831	(141)	—	—	24,831	(141)

Total	$50,601	$(261)	$—	$—	$50,601	$(261)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	—	—	676	(44)	676	(44)

Total	$—	$—	$676	$(44)	$676	$(44)

All of the unrealized losses on held to maturity securities at September 30, 2011 are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2011. There were 8 held-to-maturity securities in a continuous unrealized loss position for less than 12 months, and 0 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

(5) Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2011	2010
One- to four-family residential mortgage loans:
Fixed rate	$325,837	$374,251
Adjustable rate	63,928	60,649

	389,765	434,900

Commercial real estate loans	703,356	579,232
Commercial business loans	209,923	217,927
Acquisition, development & construction loans	175,931	231,258

	1,089,210	1,028,417

Consumer loans:
Home equity lines of credit	174,521	176,134
Homeowner loans	40,969	48,941
Other consumer loans, including overdrafts	9,334	13,149

	224,824	238,224

Total loans	1,703,799	1,701,541
Allowance for loan losses	(27,917)	(30,843)

Total loans, net	$1,675,882	$1,670,698

Total loans include net deferred loan origination costs of $308 and $720 at September 30, 2011 and September 30, 2010, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for September 30, 2011 are summarized below:

	For the year ended September 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate — residential mortgage	$2,641	$(2,140)	$15	$(2,125)	$2,982	$3,498
Real estate — commercial mortgage	5,060	(819)	2	(817)	290	4,533
Real estate — commercial mortgage (CBL)	855	(983)	—	(983)	1,163	1,035
Commercial business loans	3,262	(366)	232	(134)	(1,797)	1,331
Commercial business loans (CBL)	5,708	(5,034)	373	(4,661)	3,567	4,614
Acquisition Development & Construction	9,752	(8,939)	10	(8,929)	9,072	9,895
Consumer, including home equity	3,565	(1,989)	128	(1,861)	1,307	3,011

Total Loans	$30,843	$(20,270)	$760	$(19,510)	$16,584	$27,917

Net charge-offs to average loans outstanding						1.17%

	September 30, 2011
	Individually evaluated for impairment	Collectivey evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate — residential mortgage	$8,573	$381,192	$389,765
Real estate — commercial mortgage	10,653	599,726	610,379
Real estate — commercial mortgage (CBL)	4,477	88,500	92,977
Commercial business loans	531	133,868	134,399
Commercial business loans (CBL)	—	75,524	75,524
Acquisition Development & Construction	28,233	147,708	175,931
Consumer, including home equity	2,504	222,320	224,824

Total Loans	$54,961	$1,648,838	$1,703,799

	September 30, 2011
	Individually evaluated for impairment	Collectivey evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate — residential mortgage	$1,069	$2,429	$3,498
Real estate — commercial mortgage	474	4,059	4,533
Real estate — commercial mortgage (CBL)	594	441	1,035
Commercial business loans	—	1,331	1,331
Commercial business loans (CBL)	—	4,614	4,614
Acquisition Development & Construction	1,409	8,486	9,895
Consumer, including home equity	260	2,751	3,011

Total allowance	$3,806	$24,111	$27,917

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for September 30, 2010 are summarized below:

	Twelve months ended September 30, 2010
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate — residential mortgage	$3,106	$(749)	$3	$(746)	$281	$2,641
Real estate — commercial mortgage	4,824	(416)	8	(408)	644	5,060
Real estate — commercial mortgage (CBL)	2,871	(571)	15	(556)	(1,460)	855
Commercial business loans	3,917	(1,666)	306	(1,360)	705	3,262
Commercial business loans (CBL)	5,011	(4,912)	364	(4,548)	5,245	5,708
Acquisition Development & Construction	7,680	(848)	261	(587)	2,659	9,752
Consumer, including home equity	2,641	(1,168)	166	(1,002)	1,926	3,565

Total Loans	$30,050	$(10,330)	$1,123	$(9,207)	$10,000	$30,843

Net charge-offs to average loans outstanding						0.56%

Loans as of September 30, 2010:
Individually evaluated for impairment	$42,082
Collectively evaluated for impairment	1,659,459

Total ending loans balance	$1,701,541

A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans substantially consist of non-performing loans and accruing and performing troubled debt restructured loans. The recorded investment of an impaired loan includes the unpaid principal balance, negative escrow and any tax in arrears.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate — residential mortgage	$2,437	$2,577	$—	$2,702	$92	$51
Real estate — commercial mortgage	6,753	6,823	—	6,769	332	146
Real estate — commercial mortgage (CBL)	2,012	2,050	—	2,148	165	102
Acquisition, development and construction	20,914	21,316	—	26,111	1,892	1,454
Commercial business loans	531	531	—	862	42	42
Commercial business loans (CBL)	—	—	—	—	—	—
Consumer loans, including home equity	1,879	1,885	—	1,860	61	13

Subtotal	34,526	35,182	—	40,452	2,584	1,808
With an allowance recorded:
Real estate — residential mortgage	5,836	5,996	1,069	6,319	159	159
Real estate — commercial mortgage	3,741	3,830	474	3,843	108	108
Real estate — commercial mortgage (CBL)	2,283	2,427	594	2,662	91	36
Acquisition, development and construction	6,900	6,907	1,409	6,963	114	96
Commercial business loans	—	—	—	—	—	—
Commercial business loans (CBL)	—	—	—	—	—	—
Consumer loans, including home equity	619	619	260	642	33	22

Subtotal	19,379	19,779	3,806	20,429	505	421

Total	$53,905	$54,961	$3,806	$60,881	$3,089	$2,229

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate — residential mortgage	$2,896	$2,930	$—
Real estate — commercial mortgage	1,658	1,793	—
Acquisition, development and construction	4,732	4,760	—
Commercial business loans	458	458	—
Consumer loans, including home equity	378	378	—

Subtotal	10,122	10,319	—
With an allowance recorded:
Real estate — residential mortgage	5,682	5,879	800
Real estate — commercial mortgage	6,974	7,203	399
Acquisition, development and construction	15,613	15,652	766
Commercial business loans	1,365	1,365	511
Consumer loans, including home equity	1,663	1,664	570

Subtotal	31,297	31,763	3,046

Total	$41,419	$42,082	$3,046

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Average impaired loans for the twelve months ending September 30, 2011 were $60,881. Listed below are the interest income recognized during impairment and cash received for interest during impairment for the twelve months ending September 30, 2011 and September 30, 2010, respectively.

	September 30, 2011	September 30, 2010
Interest income recognized during impairment	$3,089	$1,975
Cash-basis interest income recognized	2,229	1,157

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings and other real estate owned at September 30, 2011 and September 30, 2010.

	September 30, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate — residential mortgage	$380,577	$868	$344	$491	$7,485	$389,765
Real estate — commercial mortgage	599,619	768	337	1,639	8,016	610,379
Real estate — commercial mortgage (CBL)	89,418	—	—	350	3,209	92,977
Commercial business loans	133,741	490	—	—	168	134,399
Commercial business loans (CBL)	75,449	—	—	—	75	75,524
Acquisition, development and construction loans	154,682	3,859	406	446	16,538	175,931
Consumer, including home equity loans	221,880	494	300	1,164	986	224,824

Total	$1,655,366	$6,479	$1,387	$4,090	$36,477	$1,703,799

Total troubled debt restructurings included above	$9,060	$266	$—	$446	$7,792	$17,564

Non Performing Assets:
Loans 90+ and still accruing					$4,090
Nonaccrual loans					36,477

Total non performing loans					40,567

Other real estate owned:
Land					1,926
Commercial real estate					2,163
Acquisition, development & construction loans					745
One- to four-family					557

Total other real estate owned					5,391

Total non-performing assets					$45,958

Ratios:
Non-performing loans to total loans					2.38%
Non-performing assets to total assets					1.46%
Allowance for loan losses to total non-performing loans					69%
Allowance for loan losses to average loans					1.68%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	September 30, 2010
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate — residential mortgage	$426,754	$113	$—	$1,953	$6,080	$434,900
Real estate — commercial mortgage	475,532	616	853	1,866	5,061	483,928
Real estate — commercial mortgage (CBL)	92,374	—	—	1,105	1,825	95,304
Commercial business loans	121,301	3,403	—	—	1,061	125,765
Commercial business loans (CBL)	91,847	—	—	—	315	92,162
Acquisition, development and construction loans	218,847	3,982	2,699	—	5,730	231,258
Consumer, including home equity loans	235,700	375	305	503	1,341	238,224

Total	$1,662,355	$8,489	$3,857	$5,427	$21,413	$1,701,541

Total troubled debt restructurings included above	$16,047	$—	$—	$—	$5,457	$21,504

Non Performing Assets:
Loans 90+ and still accruing					$5,427
Nonaccrual loans					21,413

Total non performing loans					26,840

Other real estate owned:
Land					2,029
Commercial real estate					1,507
One- to four-family					355

Total other real estate owned					3,891

Total non-performing assets					$30,731

Ratios:
Non-performing loans to total loans					1.58%
Non-performing assets to total assets					1.02%
Allowance for loan losses to total non-performing loans					115%
Allowance for loan losses to average loans					1.82%

Troubled Debt Restructurings:

Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the company’s internal underwriting policy. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for period ranging from 3 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 3months to 30 years. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items. Total troubled debt restructurings were $17,564 and $21,504 at September 30, 2011 and September 30, 2010,

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

respectively. There were $8,238 and $5,457 in troubled debt restructurings included in non-performing loans at September 30, 2011 and September 30, 2010, respectively. Troubled debt restructurings still accruing and considered to be performing were $9,326 and $16,047 at September 30, 2011 and September 30, 2010, respectively. The Company has allocated $409 and $673 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and September 30, 2010 respectively. Troubled debt restructurings resulted in $7.5 million charge offs for the fiscal year ending September 30, 2011.

The Company has committed to lend additional amountg1s totaling up to $4,225 and $3,957 as of September 30, 2011 and September 30, 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the twelve months ended September 30, 2011.

	Number	Recorded Investment
		Pre- Modification	Post- Modification
Restructured Loans:
Real estate — residential mortgage	6	$1,892	$1,892
Real estate — commercial mortgage	2	1,439	1,439
Acquisition, development and construction loans	26	26,180	26,180
Consumer, including home equity loans	1	169	169

Total restructured loans	35	$29,680	$29,680

A loan is considered to be in default once it is 90 days contractually past due under the modified terms. There were 5 troubled debt restructurings that subsequently defaulted totaling $6.6 million in the ADC loan segment. Charge offs related to these loans totaled $2.3 million.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans. This analysis is performed on a monthly basis on all criticized/classified loans. The Company uses the following definitions of risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected these potential weaknesses may result in the deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of September 30, 2011 and September 30, 2010, the risk category of loans by segment of gross loans is as follows:

	September 30, 2011
	Special Mention	Substandard	Doubtful
Real estate — residential mortgage	$3,701	$8,525	$—
Real estate — commercial mortgage	10,175	25,952	—
Real estate — commercial mortgage (CBL)	897	4,044	—
Acquisition, development and construction	5,170	49,294	—
Commercial business loans	1,915	3,501	—
Commercial business loans (CBL)	557	150	—
Consumer loans, including home equity loans	611	2,523	—

Total	$23,026	$93,989	$—

	September 30, 2010
	Special Mention	Substandard	Doubtful
Real estate — residential mortgage	$243	$8,557	$—
Real estate — commercial mortgage	6,278	21,648	—
Real estate — commercial mortgage (CBL)	—	3,171	—
Acquisition, development and construction	27,985	74,957	—
Commercial business loans	3,044	21,097	—
Commercial business loans (CBL)	103	498	300
Consumer loans, including home equity loans	248	1,825	—

Total	$37,901	$131,753	$300

(6) Accrued Interest Receivable

The components of accrued interest receivable were as follows:

	September 30,
	2011	2010
Loans	$5,458	$5,728
Securities	4,446	5,341

Total accrued interest receivable	$9,904	$11,069

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(7) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2011	2010
Land and land improvements	$7,331	$7,505
Buildings	31,511	31,480
Leasehold improvements	7,858	8,965
Furniture, fixtures and equipment	36,869	34,857

	83,569	82,807
Accumulated depreciation and amortization	(42,683)	(39,209)

Total premises and equipment, net	$40,886	$43,598

(8) Deposits

Deposit balances and weighted average interest rates at September 30, 2011 and 2010 are summarized as follows:

	September 30,
	2011		2010
	Amount	Rate	Amount	Rate
Demand Deposits
Retail	$194,299	—%	$174,731	—%
Commercial	296,505	—	277,217	—
Municipal	160,422	—	77,909	—

Total Non-interest bearing deposits	651,226		529,857
NOW Deposits
Retail	164,637	0.05	139,517	0.05
Commercial	37,092	0.23	34,105	0.31
Municipal	200,773	0.19	241,995	0.23

Total Transaction deposits	1,053,728		945,474
Savings deposits	429,825	0.07	392,321	0.11
Money market deposits	509,483	0.30	427,334	0.29
Certificates of deposit	303,659	0.94	377,573	1.12

Total deposits	$2,296,695	0.23%	$2,142,702	0.31%

Municipal deposits held by PMB totaled $614,834 and $513,760 at September 30, 2011 and September 30, 2010, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes. Municipal deposits received for tax receipts were approximately $284,000 and $219,000 at September 30, 2011 and 2010, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2011	2010
Remaining period to contractual maturity:
Less than one year	$250,769	$316,096
One to two years	22,784	24,844
Two to three years	19,584	13,273
Three to four years	7,203	16,623
Four to five years	3,319	6,737

Total certificates of deposit	$303,659	$377,573

Certificate of deposit accounts with a denomination of $100 or more totaled $82,345 and $105,717 at September 30, 2011 and 2010, respectively. Listed below are the Company’s brokered deposits:

	September 30, 2011	September 30, 2010
Money market	$5,725	$—
Reciprocal CDAR’s 1	2,746	7,889
CDAR’s one way	3,366	10,665

Total brokered deposits	$11,837	$18,554

[1]	Certificate of deposit account registry service

Interest expense on deposits is summarized as follows:

	Years ended September 30,
	2011	2010	2009
Savings deposits	$444	$403	$758
Money market and NOW deposits	2,190	2,035	3,377
Certificates of deposit	3,470	6,079	14,240

Total interest expense	$6,104	$8,517	$18,375

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(9) FHLB and Other Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2011		2010
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$111,828	3.83%	$141,251	4.16%
Repurchase agreements	211,694	3.61%	222,500	3.98%
Senior unsecured debt (FDIC insured)	51,499	2.75%	51,496	2.75%

Total borrowings	$375,021	3.56%	$415,247	3.88%

By remaining period to maturity:
Less than one year	$61,500	2.96%	$44,873	3.82%
One to two years	5,066	4.04%	73,996	3.14%
Two to three years	35,795	2.37%	27,708	4.00%
Three to four years	49,312	2.28%	25,125	4.14%
Four to five years	211	5.32%	20,000	2.96%
Greater than five years	223,137	4.18%	223,545	4.19%

Total borrowings	$375,021	3.56%	$415,247	3.88%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible residential mortgage loans and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2011 and 2010, the Bank had pledged residential mortgage loans totaling $464,900 and $313,587, respectively. The Bank had also pledged securities with carrying amounts of $206,829 and $228,442 as of September 30, 2011 and September 30, 2010, respectively, to secure repurchase agreements. As of September 30, 2011, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $344,090. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 4.77 years and 5.38 years at September 30, 2011 and 2010, respectively. Average borrowings under securities repurchase agreements were $216,875 and $224,375 during the years ended September 30, 2011 and 2010, respectively, and the maximum outstanding month-end balance was $222,500 and $230,000, respectively.

FHLB borrowings (includes advance and repurchase agreements) of $200,000 and $227,500 at September 30, 2011 and 2010 respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 5.56 year and 6.16 years and weighted average interest rates of 4.23% and 4.24% at September 30, 2011 and 2010, respectively. An additional $20 million are putable on a one time basis after initial lockout period in February 2013 with a weighted average interest rate of 3.57% and a weighted average remaining term to contractual maturity of 6.42 years.

During 2011 the Company restructured $89,135 of its FHLBNY advances which had a weighted average rate of 3.69% and duration of 2.2 years, into new borrowings with a weighted average rate of 2.63%, duration of 1.43 years and an annualized interest expense savings of approximately $945 net of prepayment fees. Prepayment fees of $5,151 associated with the modifications are being amortized over the new duration of 1.43 years on a level yield basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(10) Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for fiscal year 2011 is a loss of $197 and a loss of $1,106 in fiscal 2010. The fair value of the interest rate caps at September 30, 2011, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during fiscal year 2011. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At September 30, 2011, summary information regarding these derivatives is presented below:

	September 30, 2011
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	3.18	3.75%	NA %	$65
3rd party interest rate swap	12,009	10.23	5.28	1 m Libor + 2.15%	1,114
Customer interest rate swap	(12,009)	10.23	5.28	1 m Libor + 2.15%	(1,114)

At September 30, 2010, summary information regarding these derivatives is presented below:

	September 30, 2010
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	4.18	3.75%	NA %	$262
3rd party interest rate swap	1,182	9.37	6.25	1 m Libor + 2.5%	173
Customer interest rate swap	(1,182)	9.37	6.25	1 m Libor + 2.5%	(173)

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(11) Income Taxes

Income tax expense consists of the following:

	Years ended September 30,
	2011	2010	2009
Current tax expense:
Federal	$1,912	$5,410	$10,369
State	777	1,437	1,446

	2,689	6,847	11,815

Deferred tax expense (benefit):
Federal	282	375	(1,567)
State	(164)	(349)	(73)

	118	26	(1,640)

Total income tax expense	$2,807	$6,873	$10,175

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2011	2010	2009
Tax at Federal statutory rate of 35%	$5,090	$9,578	$12,612

State income taxes, net of Federal tax benefit	430	652	892
Tax-exempt interest	(2,551)	(2,645)	(2,536)
BOLI income	(714)	(715)	(964)
Non deductible compensation expense	594	—	—
Other, net	(42)	3	171

Actual income tax expense	$2,807	$6,873	$10,175

Effective income tax rate	19.3%	25.1%	28.2%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	September 30,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$11,362	$12,525
Deferred compensation	3,011	3,370
Purchase accounting adjustments	—	13
Accrued post retirement expense	1,343	1,121
Core deposit intangibles	198	(32)
Other comprehensive income (defined benefits)	5,780	5,053
Goodwill	117	(53)
Other	1,497	190

Total deferred tax assets	23,308	22,187

Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (REIT Income)	5,801	6,138
Prepaid pension costs	4,846	3,592
Purchase accounting fair value adjustments	193	165
Depreciation of premises and equipment	486	743
Other comprehensive income (securities)	9,302	8,630
Other	810	876

Total deferred tax liabilities	21,438	20,144

Net deferred tax asset	$1,870	$2,043

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized below. The net amount is reported in other assets or other liabilities in the consolidated statements of financial condition.

Based on management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2011 and 2010.

The Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined “base-year” amount, plus additional amounts accumulated after the base year. Deferred tax liabilities are recognized with respect to reserves accumulated after the base year, as well as any portion of the base-year amount that is expected to become taxable (or recaptured) in the foreseeable future. The Bank’s base-year tax bad debt reserves for Federal tax purposes were $9,313 and for NY State purposes were $44,340 at September 30, 2010. Associated deferred tax liabilities of $5,755 have not been recognized at those dates since the Company does not expect that the Federal base-year reserves $(3,260) and New York State bad debt reserves $(3,839) net of federal benefit at September 30, 2010, respectively will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include redemptions of the Bank’s stock or certain excess distributions by the Bank to Provident New York Bancorp.

In 2010 the New York State law was modified to conform to the Federal treatment of the tax bad debt deduction. These changes in the law are effective for taxable years beginning on or after January 1, 2010. Therefore, there is no longer a separate New York State deduction for bad debts and the establishment and maintenance of a New York reserve is no longer necessary for thrift institutions. Taxpayers that cease to be a thrift institution will not be required to recapture any amounts of the New York reserve for losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Unrecognized Tax Benefits

The Company does not have unrecognized tax benefits as of September 2011 or September 2010.

The total amount of interest and penalties recorded in the consolidated statement of income in income tax expense (benefit) for the years ended September 30, 2011, 2010, and 2009 were $0, $0 and ($89) respective, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes. The tax years that are currently open for audit are 2007 and later for federal and 2009 and later for New York State income tax.

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

	September 30,
	2011	2010
Changes in projected benefit obligation:
Beginning of year	$31,109	$27,963
Service cost	—	—
Interest cost	1,498	1,555
Actuarial loss	647	3,296
Benefits and distributions paid	(2,642)	(1,705)

End of year	30,612	31,109

Changes in fair value of plan assets:
Beginning of year	26,796	25,503
Actual gain (loss) on plan assets	(242)	2,498
Employer contributions	4,400	500
Benefits and distributions paid	(2,642)	(1,705)

End of year	28,312	26,796

Funded status at end of year	$(2,300)	$(4,313)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Included in the $2,642 benefit and distributions paid was $490 in settlement charges related the retirement of prior CEO of the Company.

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2011 and 2010 consisted of:

	2011	2010
Unrecognized actuarial loss	$(14,234)	$(13,159)
Deferred tax asset	5,780	5,344

Net amount recognized in accumulated other comprehensive income (loss)	$(8,454)	$(7,815)

Discount rates of 5.00%, 5.00% and 5.75% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2011, 2010 and 2009, respectively. No compensation increases were used as the plan is frozen. The weighted average long-term rate of return on plan assets was 7.75 % for fiscal years ended 2011 and 2010. The accumulated benefit obligation was $30,612 and $31,109 at year end September 30, 2011 and 2010 respectively. The discount rate used in the determination of net periodic pension expense were 5.00%, 5.75% and 7.00%, for the years ending September 30, 2011, 2010 and 2009, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2012	$1,400
2013	1,465
2014	1,536
2015	1,998
2016	1,791
2017 - 2019	9,593

The components of the net periodic pension expense (benefit) were as follows:

	Years ended September 30,
	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	1,498	1,555	1,593
Expected return on plan assets	(2,343)	(1,890)	(1,778)
Amortization of unrecognized loss	1,667	1,509	826
Settlement Charge	490	—	—

Net periodic pension expense	$1,312	$1,174	$641

Unrecognized actuarial loss and prior service cost totaling $2.3 million is expected to be amortized to pension expense during the next fiscal year ending September 30, 2012.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The fair value of the plan assets consisting of various mutual funds and pooled investment funds at September 30, 2011, by asset category, is as follows:

	Fair Value Measurements at September 30, 2011	Level 1	Level 2	Level 3
Asset Category
Large U.S. equity	$13,549	$—	$13,549	$—
Small Mid U.S. equity	3,238	—	3,238	—
International Equity	2,607	—	2,607	—

Total Equity	19,394	—	19,394	—

High yield bond	914	—	914	—
Intermediate term bond	6,447	—	6,447	—
Inflation protected bond	1,557	—	1,557	—

Total Fixed Income	8,918	—	8,918	—

Cash	—	—	—	—

Total Assets	$28,312	$—	$28,312	$—

The fair value of the plan assets consisting of various mutual funds and pooled investment funds at September 30, 2010, by asset category, is as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Asset Category
Large U.S. equity	$14,355	$—	$14,355	$—
Small Mid U.S. equity	2,848	—	2,848	—
International Equity	2,792	—	2,792	—

Total Equity	19,995	—	19,995	—

High yield bond	1,043	—	1,043	—
Intermediate term bond	4,727	—	4,727	—
Inflation protected bond	1,031	—	1,031

Total Fixed Income	6,801	—	6,801	—

Cash	—	—	—	—

Total Assets	$26,796	$—	$26,796	$—

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The Plan’s investment policy prohibits the direct investment in real estate but does allow the Plan’s mutual funds to include a small percentage of real estate related investments. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. Weighted-average pension

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

plan asset allocations based on the fair value of such assets at September 30, 2011, and September 30, 2010 and target allocations for 2012, by asset category, are as follows:

	September 30, 2010	September 30, 2011	Target Allocation Range 2012		Weighted Average Expected Rate of Return
Large U.S. equity securities	54%	48%			7.00%
Small mid U.S. equity securities	11%	11%			15.00%
International equity securities	10%	9%			12.00%
Total equity securities	75%	68%	40	% - 85%	8.84%

High yield bond	4%	3%			8.00%
Intermediate term bond	17%	23%			6.00%
Inflation protected bond	4%	6%			3.00%
Total fixed income	25%	32%	20	% - 40%	5.85%

Cash	0%	0%	0	% - 20%	0%

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

There were no pension plan assets consisting of Provident Bancorp equity securities (common stock) at September 30, 2011 or at September 30, 2010.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in 2012 will be made.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $44, $87 and $94 for the years ended September 30, 2011, 2010 and 2009, respectively. Additionally, a settlement charge of $278 in 2011 was recorded reflecting the partial settlement of the defined benefit portion of the SERP relating to the former CEO benefit obligation. The actuarial present value of the projected benefit obligation was $912 and $1,763 at September 30, 2011 and 2010, respectively, and the vested benefit obligation was $912 and $1,763 for the same periods, respectively, all of which is unfunded. Discount rates of 4.75% and 4.50% were used in determining the actuarial projected benefit at September 30, 2011 and 5.00% for September 30, 2010.

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

Data relating to the postretirement benefit plan follows:

	September 30,
	2011	2010
Change in accumulated postretirement benefit obligation:
Beginning of year	$2,261	$2,041
Service cost	38	28
Interest cost	107	107
Actuarial loss	209	183
Plan participants’ contributions	—	—
Amendments	—	—
Benefits paid	(106)	(98)

End of year	$2,509	$2,261

Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	106	98
Plan participants’ contributions	—	—
Benefits paid	(106)	(98)

End of year	$—	$—

Funded status	$(2,509)	$(2,261)

Components of net periodic benefit expense (benefit):

	For years ended September 30,
	2011	2010	2009
Service Cost	$38	$28	$22
Interest Cost	107	107	118
Amortization of transition obligation	24	24	24
Amortization of prior service cost	48	49	49
Amortization of net actuarial gain	(60)	(95)	(119)

Total	$157	$113	$94

There is $22 unrecognized actuarial gain and prior service cost expected to be amortized out of accumulated other comprehensive income in 2012.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid in future years:

2012	138
2013	143
2014	145
2015	149
2016	151
2017 - 2019	838

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Assumptions used for plan	2011	2010
Medical trend rate next year	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%
Discount rate	4.25%	4.50%
Discount rate used to value periodic cost	4.50%	5.50%

There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2011 and 2010 consisted of:

	2011	2010
Post retirement plan unrecognized gain	$771	$1,047
Post retirement plan unrecognized service cost	(364)	(412)
Post retirement unrecognized transition obligation	(41)	(51)
Post retirement SERP	(244)	(306)
Post employment BOLI	(144)	(152)

Subtotal	(22)	126
Deferred tax asset (liability)	9	(51)

Net amount recognized in accumulated other comprehensive income (loss)	$(13)	$75

(c) Employee Savings Plan

The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50% of their compensation to the plan. The Company currently makes matching contributions equal to 50% of a participant’s contributions up to a maximum matching contribution of 3% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a profit sharing component which was 3% of eligible compensation, in addition to the matching contributions for 2011. Voluntary matching and profit sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,875, $1,751 and $1,594 for the years ended September 30, 2011, 2010 and 2009, respectively.

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

In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service. A total of $4, $29 and $4 related to plan forfeitures were reversed against expense for the years ended September 30, 2011, 2010, and 2009 respectively.

ESOP expense (net of forfeitures) was $436, $413, and $484 for the years ended September 30, 2011, 2010 and 2009, respectively. Through September 30, 2011 and 2010, a cumulative total of 1,755,010 and 1,705,078 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity; 613,758 shares with a cost of $6,138 and a fair value of approximately $3,572 at September 30, 2011 and 663,690 shares with a cost of $6,637 and a fair value of approximately $5,568 at September 30, 2010, respectively.

A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $340, $146, and $212, for the years ended September 30, 2011, 2010 and 2009, respectively. Amounts accrued and recorded in other liabilities at September 30, 2011 and 2010, including the defined benefit component were $1.6 million and $3.1 million respectively.

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

In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2011, 1,000 shares were potentially subject to accelerated vesting.

Under the 2004 restricted stock plan, 27,120 shares of authorized but un-issued shares remain available for future grant at September 30, 2011. Forfeited shares are available for re-issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the vesting period of the underlying shares. In addition, 41,370 shares of restricted stock were issued as inducement shares, which have three and four year vesting periods. Compensation expense related to the restricted stock plan was $168, $883, and $1.7 million for the years ended September 30, 2011, 2010 and 2009, respectively. The remaining unearned compensation cost of $478 as of September 30, 2011 is recorded as a reduction of additional paid in capital and will be expensed over 4 years. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A summary of restricted stock award activity under the plan for the year ended September 30, 2011, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2010	6,250	$13.51

Granted	63,870	8.79
Vested	(12,600)	11.19
Forfeited	—	—

Nonvested shares at September 30, 2011	57,520	$8.77

The total fair value of restricted stock vested for fiscal year ended September 30, 2011, 2010 and 2009 was $73, $575, and $1.3 million, respectively.

(f) Stock Option Plan

The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under this plan 207,607 shares of authorized but unissued remain available for future grant at September 30, 2011. Under terms of the plan, a total of 1,997,300 shares of authorized but un-issued common stock were reserved for issuance under the Stock Option Plan. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. In February 2010, the 2000 Stock Option Plan expired with 338,594 options un-granted and no longer eligible for grant. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. In addition, 107,526 shares of stock options were issued as inducement shares, which have a four year vesting period. As of September 30, 2011, 34,300 shares were potentially subject to accelerated vesting. Substantially, all stock options outstanding are expected to vest. Compensation expense related to stock option plans was $558, $247 and $768 for the years ended September 30, 2011, 2010 and 2009, respectively.

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted Average exercise price
Outstanding at September 30, 2010	1,922,844	$12.47

Granted	119,526	8.30
Exercised	—	—
Forfeited	(136,350)	12.55

Outstanding shares at September 30, 2011	1,906,020	$12.20

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The total intrinsic value of stock options vested (exercisable) for fiscal years ended September 30, 2011, 2010 and 2009 was $0, $0 and $4.1 million, respectively. The unrecognized compensation cost associated with stock options was $413 as of September 30, 2011 and is expected to be recognized in expense over a period of 4 years.

At September 30, 2011 and 2010, respectively, there were 207,607 and 93,257 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2011 was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2011 and the exercise price, multiplied by the number of in the money options). The cash received from option exercises was $0 and $984 for fiscal 2011 and 2010, respectively. There was no tax benefit recorded in the results of operations to the Company from the exercise of options for either fiscal 2011 or fiscal 2010.

A summary of stock options at September 30, 2011 follows:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$6.86 to $11.85	465,590	$9.99	7.6	228,314	$10.86	7.6
$11.85 to $12.84	1,222,600	12.84	3.3	1,218,600	12.84	3.3
$13.18 to $15.66	217,830	13.35	5.7	160,430	13.38	5.7

	1,906,020	$12.20	4.6	1,607,344	$12.61	4.6

The aggregate intrinsic value of options currently exercisable as of September 30, 2010 was $0. All non vested shares are expected to vest.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted-average estimated value per option granted was $2.27 in 2011, $2.69 in 2010, and $1.97 in 2009. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2011	2010	2009
Risk-free interest rate (1)	2.2%	2.2%	1.9%
Expected stock price volatility	34.5%	33.2%	61.5%
Dividend yield (2)	2.8%	1.9%	3.3%
Expected term in years	5.9	7.7	.91

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2011	2010	2009
Net income	$11,739	$20,492	$25,861

Weighted average common shares outstanding for computation of basic EPS (1)	37,453	38,161	38,538
Common-equivalent shares due to the dilutive effect of stock options (2)	1	24	168

Weighted average common shares for computation of diluted EPS	37,454	38,185	38,706

Earnings per common share:
Basic	$0.31	$0.54	$0.67

Diluted	$0.31	$0.54	$0.67

(1)	Excludes unallocated ESOP shares.
(2)	Represents incremental shares computed using the treasury stock method.

As of September 30, 2011, 2010 and 2009 there were 1,871,299, 1,826,519 and 1,934,637 stock options, respectively, that were considered anti-dilutive for these periods and were not included in common-equivalent shares.

(14) Stockholders’ Equity

(a) Regulatory Capital

OCC regulations require banks to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements.

The regulations establish a framework for the classification of banks into five categories: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital to total adjusted assets ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based, in part, on specific quantitative measures of assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Provident Bancorp.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Management believes that, as of September 30, 2011 and 2010 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2011 and 2010, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2011 and 2010.

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Tangible capital	$241,196	8.1%	$44,460	1.5%	$—	—
Tier 1 (core) capital	241,196	8.1	118,559	4.0	148,199	5.0%
Risk-based capital:
Tier 1	241,196	11.8	—	—	122,126	6.0
Total	265,307	13.0	162,835	8.0	203,544	10.0

September 30, 2010:
Tangible capital	$240,230	8.4%	$42,734	1.5%	$—	—
Tier 1 (core) capital	240,230	8.4	113,958	4.0	142,447	5.0%
Risk-based capital:
Tier 1	240,230	12.1	—	—	119,251	6.0
Total	265,148	13.3	159,002	8.0	198,752	10.0

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

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2011	2010
Total GAAP stockholder’s equity (Provident Bank)	$405,638	$403,630
Goodwill and certain intangible assets	(159,306)	(158,127)
Unrealized gains on securities available for sale included in other accumulated comprehensive income	(13,604)	(12,770)
Other Comprehensive loss	8,468	7,497

Tangible, tier 1 core and
Tier 1 risk-based capital	241,196	240,230
Allowance for loan losses	24,111	24,918

Total risk-based capital	$265,307	$265,148

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(b) Dividend Payments

OCC regulations limit the amount of cash dividends that can be made by the Bank to the Company. Furthermore, because the Bank is a subsidiary of a holding company, it must file a notice with the Federal Reserve at least 30 days before the Bank’s Board of Directors declares a dividend. This notice may be disapproved if the Federal Reserve finds that:

•	the savings association would be undercapitalized or worse following the dividend;

•	the proposed dividend raises safety and soundness concerns; or

•	the dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement with or condition imposed by an appropriate federal banking agency.

Under OCC regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current calendar year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OCC approval. After September 30, 2011 the amount that can be paid to Provident Bancorp by Provident Bank is $8.5 million plus earnings for the remainder of calendar year 2011. The Bank paid $10.0 million in dividends to Provident Bancorp during the fiscal year ended September 30, 2011 ($29.4 million during the year ended 2010 and $10.5 million during the year ended September 30, 2009).

Unlike the Bank, Provident Bancorp is not subject to OCC regulatory limitations on the payment of dividends to its stockholders.

(c) Stock Repurchase Programs

The Company announced its fifth stock repurchase program on December 17, 2009, authorizing the repurchase of 2,000,000 shares, of which 776,713 shares remain available to be purchased at September 30, 2011.

The total number of shares repurchased under repurchase programs during the fiscal year ended September 30, 2011, 2010, and 2009, was 457,454, 1,515,923 and 415,811, respectively at a total cost of $3.8 million, $12.9 million, and $3.5 million, respectively.

(d) Liquidation Rights

Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of Provident Federal as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2011 the liquidation account had a balance of $16.0 million. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

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

	September 30,
	2011	2010
Lending-related instruments:
Loan origination commitments	$127,307	$114,822
Unused lines of credit	239,387	282,428
Letters of credit	16,972	23,104

As of September 30, 2011 and 2010, 88%, and 86%, respectively of lending related off balance sheet instruments were at variable rates.

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

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2011 provide for interest rates ranging principally from 2.06% to 8.00%.

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

As of September 30, 2011, the Company had $16,972 in outstanding letters of credit, of which $10,528 were secured by collateral.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(16) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2011 were as follows (for fiscal years ending September 30th):

2012	$2,579
2013	2,411
2014	2,175
2015	2,095
2016	2,027
2017 and thereafter	14,875

$26,162

Occupancy and office operations expense include net rent expense of $2,845, $2,802 and $2,726 for the years ended September 30, 2011, 2010 and 2009, respectively. The consolidation of two leased branches resulted in a restructuring charge of $2.1 million at September 30, 2011.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.

(17) Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.

LEVEL 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

LEVEL 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

LEVEL 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that the market participants would use to value the asset or liability.

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

Investment securities available for sale

The majority of the Company’s available for sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. U.S. Treasuries are actively traded and therefore have been classified as Level 1 valuations. As of October 1, 2010 the company determined that government sponsored agencies totaling $346,019 previously reported as Level 1 securities were not classified based on the lowest level within the fair value hierarchy and deemed it appropriate to transfer the securities to Level 2.

The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment advisor. The majority of the Company’s available for sale investment securities (mortgage backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of financial market data and compares them to dealer indicative bids from the Company’s external investment advisor. The Company does not make adjustments to these prices unless it is determined there is limited trading activity. For securities where there is limited trading activity (private label CMO’s) and less observable valuation inputs, the Company has classified such valuations as Level 3.

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3 as of April 1, 2009 with a fair value of $9,534. As of September 30, 2011, these securities have an amortized cost of $5,372 and a fair value of $4,851. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of September 30, 2011. These securities have a weighted average coupon rate of 2.92%, a weighted average life of 5.04 years, a weighted average 1 month prepayment history of 10.98 years and a weighted average twelve month default rate of 3.78 CDR. It was determined that one of these securities with a carrying amount of $1,683 and an amortized cost of $1,940 had an other than temporary loss which resulted in a $75 other than temporary impairment charge.

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Rating:
A1	$352	$348
Ba1	138	130
B	4,882	4,373

Total private label CMOs	$5,372	$4,851

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and three interest rate swaps (see footnote 10).

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

A summary of assets and liabilities at September 30, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Level 1	Level 2	Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$139,991	$—	$139,991	$—
Freddie Mac	100,675	—	100,675	—
Ginnie Mae	5,180	—	5,180	—
CMO/Other MBS	77,561	—	77,561	—
Privately issued collateralized mortgage obligations	4,851	—	—	4,851

	328,258	—	323,407	4,851
Investment securities
Federal agencies	204,648	—	204,648	—
Corporate debt securities	17,062	—	17,062	—
Obligations of states and political subdivisions	188,684	—	188,684	—
Equities	1,192	—	1,192	—

Total investment securities available for sale	411,586	—	411,586	—

Total available for sale securities	739,844	—	734,993	4,851

Interest rate caps and swaps	1,180	—	1,180	—

Total assets	$741,024	$—	$736,173	$4,851

Swaps	$1,114	$—	$1,114	$—

Total Liabilities	$1,114	$—	$1,114	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2010 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2010	Level 1	Level 2	Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$153,188	$—	$153,188	$—
Freddie Mac	58,452	—	58,452	—
Ginnie Mae	9,315	—	9,315	—
CMO/Other MBS	32,663	—	32,663	—
Privately issued collateralized mortgage obligation	5,996	—	—	5,996

	259,614	—	253,618	5,996
Investment securities
U.S. Government securities	72,293	72,293	—	—
Federal agencies	346,019	346,019	—	—
Corporate debt securities	30,540	—	30,540	—
Obligations of states and political subdivisions	191,657	—	191,657	—
Equities	889	—	889	—

Total investment securities available for sale	641,398	418,312	223,086	—

Total available for sale securities	901,012	418,312	476,704	5,996

Interest rate caps and swaps	435	—	435	—

Total assets	$901,447	$418,312	$477,139	$5,996

Swaps	$173	$—	$173	$—

Total Liabilities	$173	$—	$173	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending September 30, 2011:

Privately issued CMOS
Balance at September 30, 2009	$10,411
Pay downs	(1,946)
(Amortization) and accretion, net	49
Change in fair value	380
Loss recognized on sale	(186)
Sale	(2,712)

Balance at September 30, 2010	5,996
Pay downs	(908)
(Amortization) and accretion, net	1
Credit loss write down (OTTI)	(75)
Change in fair value	(163)

Balance at September 30, 2011	$4,851

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans Held for Sale and Impaired Loans

Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 — Receivables, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $51,155 and $28,717 which equals the carrying value less the allowance for loan losses allocated to these loans at September 30, 2011 and 2010, respectively. Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2010. Changes in fair value recognized on provisions on loans held by the Company were $9,492 and $467 for the twelve months ended September 30, 2011 and 2010, respectively.

A summary of impaired loans at September 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Level 1	Level 2	Level 3
Real estate — residential mortgage	$6,469	$—	$—	$6,469
Real estate — commercial mortgage	3,741	—	—	3,741
Commercial business loans (CBL)	2,119	—	—	2,119
Acquisition, development and construction	2,126	—	—	2,126
Consumer loans	569	—	—	569

Total impaired loans with specific allowance allocations	$15,024	$—	$—	$15,024

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. Changes in fair

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

value of mortgage servicing rights recognized for the twelve months ended September 30, 2011 was $53. There was no valuation allowance recorded at September 30, 2011. A valuation allowance of $54 was recorded at September 30, 2010, reflecting fair market value.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $5,391 and $3,891 at September 30, 2011 and 2010, respectively. There were $869 and $19 changes in fair value recognized through income for those foreclosed assets held by the Company during the twelve months ending September 30, 2011 and 2010, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	September 30, 2011		September 30, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$281,512	$281,512	$90,872	$90,872
Securities available for sale	739,844	739,844	901,012	901,012
Securities held to maturity	110,040	111,272	33,848	35,062
Loans	1,675,882	1,718,372	1,670,698	1,680,939
Loans held for sale	4,176	4,176	5,890	5,934
Accrued interest receivable	9,904	9,904	11,069	11,069
FHLB of New York stock	17,584	17,584	19,572	19,572
Financial liabilities:
Non-maturity deposits	(1,993,036)	(1,993,036)	(1,765,129)	(1,765,129)
Certificates of Deposit	(303,659)	(305,940)	(377,573)	(380,744)
FHLB and other borrowings	(375,021)	(417,879)	(415,247)	(473,785)
Mortgage escrow funds	(9,701)	(9,701)	(8,198)	(8,198)
Accrued interest payable	(1,816)	(1,816)	(2,307)	(2,307)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2011 and September 30, 2010, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

(19) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) 2011-03, Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements has been issued, which is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard is effective for the Company January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS has been issued, which will conform the meaning and disclosure requirements of fair value measurement between U.S. GAAP and in IFRS. This standard is effective for the Company January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

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

(20) Condensed Parent Company Financial Statements

Set forth below are the condensed statements of financial condition of Provident Bancorp and the related condensed statements of income and cash flows:

Condensed Statements of Financial Condition	September 30,
	2011	2010
Assets:
Cash	$6,692	$10,020
Loan receivable from ESOP	7,338	7,762
Securities available for sale at fair value	837	790
Investment in Provident Bank	406,838	404,755
Non-bank subsidiaries	9,082	8,104
Other assets	1,680	963

Total assets	$432,467	$432,394

Liabilities	$1,333	$1,439
Stockholders’ equity	431,134	430,955

Total liabilities & stockholders’ equity	$432,467	$432,394

	Year ended September 30,
	2011	2010	2009
Condensed Statements of Income
Interest income	$304	$326	$358
Dividend income on equity securities	31	28	28
Dividends from Provident Bank	10,000	29,400	10,500
Dividends from non-bank subsidiaries	500	400	607
Bank owned life insurance income	91	—	—
Non-interest expense	(1,819)	(2,262)	(3,372)
Income tax benefit	157	321	797

Income before equity in undistributed earnings of subsidiaries	9,264	28,213	8,918
Equity in undistributed (excess distributed) earnings of:
Provident Bank	1,498	(8,257)	17,076
Non-bank subsidiaries	977	536	(133)

Net income	$11,739	$20,492	$25,861

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended September 30,
	2011	2010	2009
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$11,739	$20,492	$25,861
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of
Provident Bank	(1,498)	8,257	(17,076)
Non-bank subsidiaries	(977)	(536)	133
Other adjustments, net	(1,444)	(1,077)	(475)

Net cash provided by operating activities	7,820	27,136	8,443

Cash flows from investing activities:
ESOP loan principal repayments	424	408	392

Net cash provided by investing activities	424	408	392

Cash flows from financing activities:
Capital contribution to subsidiaries	—	(350)	—
Treasury shares purchased	(3,810)	(13,062)	(3,785)
Cash dividends paid	(8,973)	(9,216)	(9,379)
Stock option transactions including RRP	770	2,196	3,055
Other equity transactions	441	442	488

Net cash used in financing activities	(11,572)	(19,990)	(9,621)

Net increase (decrease) in cash	(3,328)	7,554	(786)
Cash at beginning of year	10,020	2,466	3,252

Cash at end of year	$6,692	$10,020	$2,466

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(21) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended September 30, 2011 and 2010:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended September 30, 2011
Interest and dividend income	$29,060	$27,803	$27,934	$27,817
Interest expense	5,876	5,292	5,130	5,026

Net interest income	23,184	22,511	22,804	22,791
Provision for loan losses	2,100	2,100	3,600	8,784
Non-interest income	9,883	5,795	5,217	9,056
Non-interest expense	21,269	21,791	22,669	24,382

Income before income tax expense	9,698	4,415	1,752	(1,319)
Income tax expense	2,978	842	(187)	(826)

Net income	$6,720	$3,573	$1,939	$(493)

Earnings per common share:
Basic	$0.18	$0.10	$0.05	$(0.01)
Diluted	$0.18	$0.10	$0.05	$(0.01)

Year ended September 30, 2010
Interest and dividend income	$30,418	$29,627	$30,408	$29,321
Interest expense	7,532	6,693	6,210	6,005

Net interest income	22,886	22,934	24,198	23,316
Provision for loan losses	2,500	2,500	2,750	2,250
Non-interest income	8,093	6,113	5,281	7,714
Non-interest expense	19,894	21,173	20,741	21,362

Income before income tax expense	8,585	5,374	5,988	7,418
Income tax expense	2,419	1,207	1,232	2,015

Net income	$6,166	$4,167	$4,756	$5,403

Earnings per common share:
Basic	$0.16	$0.11	$0.12	$0.14
Diluted	$0.16	$0.11	$0.12	$0.14

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of Provident Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in Provident Bancorp’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)

Provident Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of Provident Bancorp’s, including Provident Bancorp’s CEO and CFO, Provident Bancorp conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of Provident Bancorp concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

“Proposal I — Election of Directors” and “Section 169(a) Beneficial Ownership Reporting Compliance” sections of Provident Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2012 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

“Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.

Set forth below is certain information as of September 30, 2011, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	1,906,020	$12.20	207,607
Recognition and Retention Plan (1)	57,520	N/A	27,120
Total (2)	1,963,540	12.20	234,727

(1)	Represents shares that have been granted but have not yet vested.
(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of September 30, 2011 and 2010

(C)	Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

3.1	Certificate of Incorporation of Provident Bancorp [1]

3.2	Bylaws of Provident Bancorp, as amended [2]

10.2	Employment Agreement with George Strayton 3*

10.3	Employment Agreement with Daniel Rothstein 4*

10.4	Deferred Compensation Agreement, as amended and restated 5*

10.5	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan 6*

10.5.1	Provident 2005 Supplemental Executive Retirement Plan 7*

10.6	Executive Officer Incentive Program 8*

10.7	1996 Long-Term Incentive Plan for Officers and Directors, as amended 9*

10.8	Provident Bank 2000 Stock Option Plan 10*

10.9	Provident Bank 2000 Recognition and Retention Plan 11*

10.10	Employment Agreement with Paul A. Maisch 12*

10.11	Provident Bancorp, Inc. 2004 Stock Incentive Plan 13*

10.12	Provident Bank Executive Officer Incentive Plan 14*

10.13	Employment Agreement with Stephen Dormer 15*

10.14	Employment Agreement with Richard Jones 16*

10.15	Employment Agreement with Jack L. Kopnisky 17*

10.16	Letter Agreement with George L. Strayton 18*

10.17	Form of Stock Option Agreement between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011) 19*

10.18	Form of Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011) 20*

10.19	Form of Performance-based Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011) 21*

10.20	Separation Agreement with Stephen G. Dormer 22*

10.21	Provident Short-term Incentive Plan 23*

10.22	Form of Non-Renewal Notice (filed herewith)

21	Subsidiaries of Registrant (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document24 (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema document24 (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document24 (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document24 (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document24 (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document24 (filed herewith)

[1]	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
[2]	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 3, 2010.
[3]	Incorporated by reference to Exhibit 10.2 of the 2008 10-K (File No, 0-25233), files with the Commission on December 15, 2008.
[4]	Incorporated by reference to Exhibit 10.3 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
[5]	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No 333-63593) filed with the Commission on September 17, 1998.
[6]	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
[7]	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
[8]	Incorporated by reference to Exhibit 10.6 of the 2007 10-K (File No. 0-25233), filed with the Commission on December 13, 2007.
[9]	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (File No. 333-63593), filed with the Commission on September 17, 1998.
[10]	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.

[11]	Incorporated by reference to Appendix B of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
[12]	Incorporated by reference to Exhibit 10.10 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
[13]	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
[14]	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on December 5, 2005.
[15]	Incorporated by reference to Exhibit 10.13 of the 2008 10-K (File No. 0-25233), filed with the Commission on December 15, 2008.
[16]	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on February 6, 2009.
[17]	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on June 21, 2011.
[18]	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on June 21, 2011.
[19]	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.
[20]	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.
[21]	Incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.
[22]	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on October 13, 2011.
[23]	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 1, 2011.
[24]

In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the exchange Act, and otherwise are not subject to liability under that section.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date: December 13, 2011	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack Kopnisky	By:	/s/ Paul A. Maisch
	Jack Kopnisky		Paul A. Maisch
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer
Date:	December 13, 2011		Principal Financial Officer
		Date:	December 13, 2011

By:	/s/ William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 13, 2011	Date:	December 13, 2011

By:	/s/ Navy Djonovic	By:	/s/ Judith Hershaft	By:	/s/ Thomas F. Jauntig, Jr.
	Navy Djonovic		Judith Hershaft		Thomas F. Jauntig, Jr.
	Director		Director		Director
Date:	December 13, 2011	Date:	December 13, 2011	Date:	December 13, 2011

By:	/s/ Thomas G. Kahn	By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover
	Thomas G. Kahn		R. Michael Kennedy		Victoria Kossover
	Director		Director		Director
Date:	December 13, 2011	Date:	December 13, 2011	Date:	December 13, 2011

By:	/s/ Donald T. McNelis	By:	/s/ Carl Rosenstock	By:	/s/ George Strayton
	Donald T. McNelis		Carl Rosenstock		George Strayton
	Director		Director		Director
Date:	December 13, 2011	Date:	December 13, 2011	Date:	December 13, 2011

By:	/s/ Burt Steinberg
Burt Steinberg
Director
Date	December 13, 2011