Form 10-Q
period 2011-12-31
PROVIDENT NEW YORK BANCORP
filed 2012-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35385

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of February 1, 2012
$0.01 per share	37,890,008

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$43,687	$281,512
Securities (including $634,856 and $644,910 pledged as collateral for borrowings and deposits at December 31, 2011 and September 30, 2011 respectively)
Available for Sale	785,462	739,844
Held to maturity, at amortized cost (fair value of $184,119 and $111,272 at December 31, 2011 and September 30, 2011, respectively)	182,076	110,040

Total securities	967,538	849,884

Loans held for sale	2,142	4,176
Gross loans:	1,775,893	1,703,799
Allowance for loan losses	(28,245)	(27,917)

Total loans, net	1,747,648	1,675,882

Federal Home Loan Bank (“FHLB”) stock, at cost	21,789	17,584
Accrued interest receivable	9,430	9,904
Premises and equipment, net	39,860	40,886
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,306	4,629
Bank owned life insurance	57,485	56,967
Forclosed properties	5,625	5,391
Other assets	23,795	29,726

Total assets	$3,084,166	$3,137,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,135,555	$2,296,695
FHLB borrowings (including repurchase agreements of $206,696 and $211,694 at December 31, 2011 and September 30, 2011, respectively)	417,043	323,522
Borrowings senior unsecured note (FDIC insured)	51,500	51,499
Mortgage escrow funds	18,597	9,701
Other liabilities	23,789	24,851

Total liabilities	2,646,484	2,706,268

Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 37,883,008 and 37,864,008 shares outstanding at December 31, 2011 and September 30, 2011, respectively)	459	459
Additional paid-in capital	357,359	357,063
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(6,013)	(6,138)
Treasury stock, at cost (8,046,544 and 8,065,544 shares at December 31, 2011 and September 30, 2011, respectively)	(90,452)	(90,585)
Retained earnings	168,637	165,199
Accumulated other comprehensive income, net of taxes	7,692	5,136

Total stockholders’ equity	437,682	431,134

Total liabilities and stockholders’ equity	$3,084,166	$3,137,402

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended December 31,
	2011	2010
Interest and dividend income:
Loans	$22,149	$23,205
Taxable securities	3,990	3,530
Non-taxable securities	1,774	1,925
Other earning assets	255	400

Total interest and dividend income	28,168	29,060
Interest expense:
Deposits	1,313	1,642
Borrowings	3,617	4,234

Total interest expense	4,930	5,876

Net interest income	23,238	23,184
Provision for loan losses	1,950	2,100

Net interest income after provision for loan losses	21,288	21,084
Non-interest income:
Deposit fees and service charges	2,790	2,767
Net gain on sale of securities	1,989	4,202
Other than temporary impairment on securities	(38)	—
Title insurance fees	260	363
Bank owned life insurance	518	494
Gain on sale of loans	440	542
Investment management fees	765	743
Fair value gain (loss) on interest rate cap	(3)	234
Other	455	538

Total non-interest income	7,176	9,883
Non-interest expense:
Compensation and employee benefits	10,925	11,228
Stock-based compensation plans	275	279
Merger related expense	247	—
Occupancy and office operations	3,701	3,635
Advertising and promotion	613	953
Professional fees	927	1,062
Data and check processing	672	642
Amortization of intangible assets	323	412
Forclosed property expense	205	(84)
FDIC insurance and regulatory assessments	728	768
ATM/debit card expense	411	393
Other	1,694	1,981

Total non-interest expense	20,721	21,269
Income before income tax expense	7,743	9,698
Income tax expense	2,026	2,978

Net Income	$5,717	$6,720

Weighted average common shares:
Basic	37,252,464	37,552,245
Diluted	37,252,464	37,552,245
Per common share
Basic	$0.15	$0.18
Diluted	$0.15	$0.18

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 1, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134
Net income	—	—	—	—	—	5,717	—	5,717
Other comprehensive income	—	—	—	—	—	—	2,556	2,556

Total comprehensive income								8,273
Deferred compensation transactions	—	—	125	—	—	—	—	125
Stock option transactions, net	—	—	133	—	—	—	—	133
ESOP shares allocated or committed to be released for allocation (12,483 shares)	—	—	111	125	—	—	—	236
RRP Awards	19,000	—	(132)	—	133	—	—	1
Vesting of RRP Awards	—	—	59	—	—	—	—	59
Purchase of treasury shares	—	—	—	—	—	—	—	—
Cash dividends paid ($0.06 per common share)	—	—	—	—	—	(2,279)	—	(2,279)

Balance at December 31, 2011	37,883,008	$459	$357,359	$(6,013)	$(90,452)	$168,637	$7,692	$437,682

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,717	$6,720
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,950	2,100
Loss on real estate owned	56	—
Depreciation of premises and equipment	1,255	1,413
Amortization of intangibles	323	412
Net gains on loans held for sale	(440)	(542)
Other than temporary impairment loss (credit loss)	38	—
Net gains on sale of securities	(1,989)	(4,202)
Fair value (gain) loss on interest rate cap	3	(234)
Net amortization of premium on securities	677	4,024
Accretion (amortization) of premiums on borrowings	1	(11)
Amortization of prepaid penalties on borrowings	360	1
ESOP and RRP expense	143	144
ESOP forfeitures	(1)	(3)
Stock option compensation expense	133	138
Originations of loans held for sale	(15,204)	(30,028)
Proceeds from sales of loans held for sale	17,678	33,409
Increase in cash surrender value of bank owned life insurance	(518)	(495)
Deferred income tax benefit	(6,824)	(6,069)
Net changes in accrued interest receivable and payable	786	247
Other adjustments (principally net changes in other assets and other liabilities)	10,202	9,689

Net cash provided by operating activities	14,346	16,713

Cash flows from investing activities
Purchases of available for sale securities	(151,185)	(301,065)
Purchases of held to maturity securities	(76,832)	(3,986)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	27,083	81,275
Held to maturity	4,710	7,407
Proceeds from sales of securities available for sale and held to maturity	83,579	224,797
Loan originations	(216,422)	(151,989)
Loan principal payments	141,718	151,895
Proceeds from sales of other real estate owned	695	—
Purchase of FHLB stock, net	(4,205)	(3,703)
Purchases of premises and equipment	(229)	(1,310)

Net cash (used in) provided by investing activities	(191,088)	3,321

(Continued)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Three Months Ended December 31,
	2011	2010
Cash flows from financing activities
Net decrease in transaction, savings and money market deposits	(168,515)	(192,620)
Net increase in time deposits	7,375	29,986
Net increase in short-term borrowings	93,499	85,360
Gross repayments of long-term borrowings	(60)	(3,063)
Payment of penalties on restrucrured borrowings	(278)	(1,751)
Net increase in mortgage escrow funds	8,896	8,892
Treasury shares purchased	—	(757)
Stock option transactions	154	3
Other stock-based compensation transactions	125	22
Cash dividends paid	(2,279)	(2,134)

Net cash used in financing activities	(61,083)	(76,062)

Net decrease in cash and cash equivalents	(237,825)	(56,028)
Cash and cash equivalents at beginning of period	281,512	90,872

Cash and cash equivalents at end of period	$43,687	$34,844

Supplemental information:
Interest payments	$4,618	$5,861
Income tax payments	36	36
Net change in net unrealized gains recorded on securities available for sale	3,735	(26,189)
Change in deferred taxes on net unrealized gains on securities available for sale	(1,517)	10,636
Real estate acquired in settlement of loans	988	226

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands, except share data)

	For the Three Months Ended December 31,
	2011	2010
Net Income:	$5,717	$6,720
Other comprehensive income (loss) :
Net unrealized holding gains ( losses) on securities available for sale net of related tax expense (benefit) of $2,310 and ($8,930)	3,376	(13,057)

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $808 and $1,706	1,181	2,496

Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax expense of $15	(23)	—

	2,218	(15,553)

Change in funded status of defined benefit plans, net of related income tax expense of $229 and $74	338	107

	2,556	(15,446)

Total comprehensive income (loss)	$8,273	$(8,726)

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

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and letters of credit on behalf of customers, which all occur in the ordinary course of its lending activities. In addition, the Company purchased interest rate caps with a notional value of $50,000 during the first quarter of fiscal 2010. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2012. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

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

Certain loan amounts from prior periods have been reclassified to conform to the current fiscal year presentation.

2. Stock-Based Compensation

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $192, and $39, for the three months ending December 31, 2011 and 2010. There was no income tax benefit for the three months ending December 31, 2011 and 2010.

Stock Option Plan

The Company’s 2004 Employee Share Option Plan (stock option plan), which is shareholder-approved, permits the grant of share options to its employees for up to 159,107 shares of common stock as of December 31, 2011. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	Three months ended December 31,
	2011	2010
Risk-free interest rate (1)	1.7%	—
Expected stock price volatility	39.1%	—
Dividend yield (2)	3.2%	—
Expected term in years	5.9	—

The following table summarizes the Company's stock option activity for the three months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2011	1,906,020	$12.20

Granted	150,000	7.28
Exercised	—	—
Forfeited	(101,500)	12.47

Outstanding at December 31, 2011	1,954,520	$11.81

Exercisable at December 31, 2011	1,516,844	$12.61

Weighted average estimated fair value of options granted during the period		$2.09

Information related to the stock option plan during the period:

	0000000	0000000
	Three months ended December 31,
	2011	2010
Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	2.09	—

As of December 31, 2011, there was $665 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

There were no modifications for the three months ending December 31, 2011 and 2010.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Share Award Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares issuable under the plan are 8,120 shares of authorized but un-issued shares remain available for future grant at December 31, 2011. Inducement shares of 41,370 were issued in July of 2011.

A summary of restricted stock award activity under the plan for the three months ended December 31, 2011, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2011	57,520	$8.77

Granted	19,000	6.96
Vested	—	—
Forfeited	—	—

Nonvested shares at December 31, 2011	76,520	$8.77

As of December 31, 2011, there was $551 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.81 years.

3. Recent Accounting Standards, Not Yet Adopted

Accounting Standards Update (ASU) 2011-03, Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements has been issued, which is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard is effective for the Company on January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS has been issued, which will conform the meaning and disclosure requirements of fair value measurement between U.S. GAAP and IFRS. This standard is effective for the Company on January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-05- Presentation of Comprehensive Income (Topic 220) has been issued. This standard was issued to conform U.S. GAAP and IFRS as well as to increase the prominence of items reported in other comprehensive income. This standard is effective for the Company on January 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting standards update (ASU) 2011-11, Balance Sheet (Topic 210)—Disclosures about offsetting Assets and Liabilities has been issued to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This standard is effective for the Company on January 1, 2013 and is not expected to have a material effect on the Company's consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

4. Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	December 31, 2011	September 30, 2011
One- to four-family residential mortgage loans	$385,552	$389,765

Commercial real estate loans	809,078	703,356
Commercial business loans	199,362	209,923
Acquisition, development & construction loans	161,990	175,931

Total Commercial loans	1,170,430	1,089,210

Consumer loans:
Home equity lines of credit	172,235	174,521
Homeowner loans	38,667	40,969
Other consumer loans, including overdrafts	9,009	9,334

	219,911	224,824

Total loans	1,775,893	1,703,799
Allowance for loan losses	(28,245)	(27,917)

Total loans, net	$1,747,648	$1,675,882

Total loans include net deferred loan origination costs of $0 and $308 at December 31, 2011 and September 30, 2011, respectively.

Loans where management has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the level yield method.

A loan is placed on non-accrual status when management has determined that the borrower may likely be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, while interest recorded in the prior year is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for December 31, 2011 are summarized below:

	For the three months ended December 31, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$3,498	$(789)	$119	$(670)	$1,339	$4,167
Real estate—commercial mortgage	4,533	(472)	—	(472)	711	4,772
Real estate—commercial mortgage (CBL)	1,035	(474)	350	(124)	(161)	750
Commercial business loans	1,331	—	53	53	(175)	1,209
Commercial business loans (CBL)	4,614	(208)	493	285	(487)	4,412
Acquisition Development & Construction	9,895	(275)	—	(275)	(217)	9,403
Consumer, including home equity	3,011	(462)	43	(419)	940	3,532

Total Loans	$27,917	$(2,680)	$1,058	$(1,622)	$1,950	$28,245

Net charge-offs to average gross loans annualized						0.37%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table sets forth the loans evaluated for impairment by segment at December 31, 2011:

	December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$9,363	$376,189	$385,552
Real estate—commercial mortgage	10,912	705,235	716,147
Real estate—commercial mortgage (CBL)	3,953	88,978	92,931
Commercial business loans	597	125,758	126,355
Commercial business loans (CBL)	129	72,878	73,007
Acquisition Development & Construction	28,792	133,198	161,990
Consumer, including home equity	2,590	217,321	219,911

Total Loans	$56,336	$1,719,557	$1,775,893

The following table sets forth the allowance evaluated for impairment by segment at December 31, 2011:

	December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$922	$3,245	$4,167
Real estate—commercial mortgage	378	4,394	4,772
Real estate—commercial mortgage (CBL)	236	514	750
Commercial business loans	67	1,142	1,209
Commercial business loans (CBL)	51	4,361	4,412
Acquisition Development & Construction	1,864	7,539	9,403
Consumer, including home equity	394	3,138	3,532

Total allowance	$3,912	$24,333	$28,245

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for December 31, 2010 are summarized below:

	For the three months ended December 31, 2010
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$2,641	$(153)	$1	$(152)	$325	$2,814
Real estate—commercial mortgage	5,915	(217)		(217)	586	6,284
Commercial business loans	8,970	(1,359)	290	(1,069)	1,315	9,216
Acquisition Development & Construction	9,752	—	8	8	(779)	8,981
Consumer, including home equity	3,565	(507)	30	(477)	653	3,741

Total Loans	$30,843	$(2,236)	$329	$(1,907)	$2,100	$31,036

Net charge-offs to average gross loans outstanding annualized						0.45%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table sets forth the loans evaluated for impairment by segment at September 30, 2011:

	September 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$8,573	$381,192	$389,765
Real estate—commercial mortgage	10,653	599,726	610,379
Real estate—commercial mortgage (CBL)	4,477	88,500	92,977
Commercial business loans	531	133,868	134,399
Commercial business loans (CBL)	—	75,524	75,524
Acquisition Development & Construction	28,223	147,708	175,931
Consumer, including home equity	2,504	222,320	224,824

Total Loans	$54,961	$1,648,838	$1,703,799

The following table sets forth the allowance evaluated for impairment by segment at September 30,, 2011:

	September 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$1,069	$2,429	$3,498
Real estate—commercial mortgage	474	4,059	4,533
Real estate—commercial mortgage (CBL)	594	441	1,035
Commercial business loans	—	1,331	1,331
Commercial business loans (CBL)	—	4,614	4,614
Acquisition Development & Construction	1,409	8,486	9,895
Consumer, including home equity	260	2,751	3,011

Total allowance	$3,806	$24,111	$27,917

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate—residential mortgage	$3,184	$3,394	$—	$2,729	$30	$12
Real estate—commercial mortgage	7,185	7,322	—	6,956	84	56
Real estate—commercial mortgage (CBL)	2,328	2,400	—	2,288	23	13
Acquisition, development and construction	19,794	19,888	—	22,660	201	108
Commercial business loans	503	503	—	615	4	4
Commercial business loans (CBL)	58	58	—	58	1	—
Consumer loans, including home equity	1,696	1,710	—	1,697	15	4

Subtotal	34,748	35,275	—	37,003	358	197

With an allowance recorded:
Real estate—residential mortgage	5,852	5,969	922	5,595	32	31
Real estate—commercial mortgage	3,551	3,590	378	3,621	19	10
Real estate—commercial mortgage (CBL)	1,430	1,553	236	1,430	—	—
Acquisition, development and construction	8,567	8,904	1,864	11,750	85	81
Commercial business loans	95	94	67	47	2	2
Commercial business loans (CBL)	71	71	51	71	1	—
Consumer loans, including home equity	872	880	394	842	9	6

Subtotal	20,438	21,061	3,912	23,356	148	130

Total	$55,186	$56,336	$3,912	$60,359	$506	$327

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate—residential mortgage	$2,437	$2,577	$—	$2,702	$92	$51
Real estate—commercial mortgage	6,753	6,823	—	6,769	332	146
Real estate—commercial mortgage (CBL)	2,012	2,050	—	2,148	165	102
Acquisition, development and construction	20,914	21,316	—	26,111	1,892	1,454
Commercial business loans	531	531	—	862	42	42
Commercial business loans (CBL)	—	—	—	—	—	—
Consumer loans, including home equity	1,879	1,885	—	1,860	61	13

Subtotal	34,526	35,182	—	40,452	2,584	1,808

With an allowance recorded:
Real estate—residential mortgage	5,836	5,996	1,069	6,319	159	159
Real estate—commercial mortgage	3,741	3,830	474	3,843	108	108
Real estate—commercial mortgage (CBL)	2,283	2,427	594	2,662	91	36
Acquisition, development and construction	6,900	6,907	1,409	6,963	114	96
Commercial business loans	—	—	—	—	—	—
Commercial business loans (CBL)	—	—	—	—	—	—
Consumer loans, including home equity	619	619	260	642	33	22

Subtotal	19,379	19,779	3,806	20,429	505	421

Total	$53,905	$54,961	$3,806	$60,881	$3,089	$2,229

Listed below is the interest income recognized during impairment and cash received for interest during impairment for the three months ended December 31, 2011 and December 31, 2010, respectively.

	December 31, 2011	December 31, 2010
Interest income recognized during impairment	$506	$407
Cash-basis interest income recognized	327	235

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following tables set forth the amounts and status of the Company's loans, troubled debt restructurings and other real estate owned at December 31, 2011 and September 30, 2011.

	December 31, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate—residential mortgage	$375,502	$1,794	$94	$1,619	$6,543	$385,552
Real estate—commercial mortgage	705,078	584	—	1,683	8,802	716,147
Real estate—commercial mortgage (CBL)	89,544	—	—	312	3,075	92,931
Commercial business loans	126,094	—	—	—	261	126,355
Commercial business loans (CBL)	72,936	—	—	71	—	73,007
Acquisition, development and construction loans	132,835	2,946	4,889	446	20,874	161,990
Consumer, including home equity loans	216,687	500	497	1,005	1,222	219,911

Total	$1,718,676	$5,824	$5,480	$5,136	$40,777	$1,775,893

Total troubled debt restructurings included above	$7,049	$—	$1,494	$446	$8,868	$17,857

Non Performing Assets:
Loans 90+ and still accruing					$5,136
Nonaccrual loans					40,777

Total non performing loans					45,913

Other real estate owned:
Land					2,419
Commercial real estate					2,051
Acquisition, development & construction loans					222
One- to four-family					933

Total other real estate owned					5,625

Total non-performing assets					$51,538

Ratios:
Non-performing loans to total loans					2.59%
Non-performing assets to total assets					1.67%
Allowance for loan losses to total non-performing loans					62%
Allowance for loan losses to average loans					1.63%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	September 30, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate—residential mortgage	$380,577	$868	$344	$491	$7,485	$389,765
Real estate—commercial mortgage	599,619	768	337	1,639	8,016	610,379
Real estate—commercial mortgage (CBL)	89,418	—	—	350	3,209	92,977
Commercial business loans	133,741	490	—	—	168	134,399
Commercial business loans (CBL)	75,449	—	—	—	75	75,524
Acquisition, development and construction loans	154,682	3,859	406	446	16,538	175,931
Consumer, including home equity loans	221,880	494	300	1,164	986	224,824

Total	$1,655,366	$6,479	$1,387	$4,090	$36,477	$1,703,799

Total troubled debt restructurings included above	$9,060	$266	$—	$446	$7,792	$17,564

Non Performing Assets:
Loans 90+ and still accruing					$4,090
Nonaccrual loans					36,477

Total non performing loans					40,567

Other real estate owned:
Land					1,926
Commercial real estate					2,163
Acquisition, development & construction loans					745
One- to four-family					557

Total other real estate owned					5,391

Total non-performing assets					$45,958

Ratios:
Non-performing loans to total loans					2.38%
Non-performing assets to total assets					1.46%
Allowance for loan losses to total non-performing loans					69%
Allowance for loan losses to average loans					1.68%

Troubled Debt Restructurings:

Troubled debt restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the company’s internal underwriting policy. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for period ranging from 3 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 30 years. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items. Troubled debt restructurings resulted in $101 in charge offs for the three months ending December 31, 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Troubled debt restructurings at December 31, 2011 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$1,058	$—	$—	$—	$857	$1,915
Real estate—commercial mortgage	587	—	—	—	1,009	1,596
Acquisition, development and construction	5,245	—	1,494	446	7,002	14,187
Consumer loans, including home equity	159	—	—			159

Total	$7,049	$—	$1,494	$446	$8,868	$17,857

Allowance	$249	$—	$—	$—	$690	$939

Troubled debt restructurings at September 30, 2011 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$485	$—	$—	$—	$1,226	$1,711
Real estate—commercial mortgage	1,439	—	—	—	—	1,439
Acquisition, development and construction	6,975	266	—	446	6,566	14,253
Consumer loans, including home equity	161	—	—		—	161

Total	$9,060	$266	$—	$446	$7,792	$17,564

Allowance	$7	$56	$—	$—	$346	$409

The Company has committed to lend additional amounts totaling up to $4,081, and $4,225 as of December 31, 2011, and September 30, 2011, respectively to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

The following table presents by class loans modified as troubled debt restructurings that occurred during the three months ending December 31, 2011:

		Recorded Investment
	Number	Pre- Modification	Post- Modification
Restructured Loans:
Real estate—residential mortgage	2	$328	$314
Real estate—commercial mortgage	1	159	159

Total restructured loans	3	$487	$473

The troubled debt restructurings described above increased the allowance for loan losses by $134. There were $11 in charge offs as a result of the above troubled debt restructurings.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A loan is considered to be in default once it is 90 days contractually past due under the modified terms. The following table presents by class loans that were modified as troubled debt restructurings during the last twelve months that have subsequently defaulted during the current quarter ended December 31, 2011:

	Number of Loans	Recorded Investment
Real estate—commercial mortgage	1	$850

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of December 31, 2011 and September 30, 2011, the risk category of loans by segment of gross loans is as follows:

	December 31, 2011
	Special Mention	Substandard	Doubtful
Real estate—residential mortgage	$2,410	$9,436	$—
Real estate—commercial mortgage	7,457	28,908	—
Real estate—commercial mortgage (CBL)	1,104	3,953	—
Acquisition, development and construction	4,531	50,445	—
Commercial business loans	1,571	3,832	—
Commercial business loans (CBL)	853	137	71
Consumer loans, including home equity loans	498	2,601	—

Total	$18,424	$99,312	$71

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	September 30, 2011
	Special Mention	Substandard	Doubtful
Real estate—residential mortgage	$3,701	$8,525	$—
Real estate—commercial mortgage	10,175	25,952	—
Real estate—commercial mortgage (CBL)	897	4,044	—
Acquisition, development and construction	5,170	49,294	—
Commercial business loans	1,915	3,501	—
Commercial business loans (CBL)	557	150	—
Consumer loans, including home equity loans	611	2,523	—

Total	$23,026	$93,989	$—

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3. As of December 31, 2011, these securities have an amortized cost of $5,189 and a fair value of $4,675. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of December 31, 2011. These securities have a weighted average coupon rate of 2.86%, a weighted average life of 5.11 years, a weighted average one month prepayment history of 7.75 years and a weighted average twelve month default rate of 4.29 CDR. It was determined that two of these securities with a carrying amount of $4,228 and an amortized cost of $4,726 had other than temporary losses which resulted in a $38 other than temporary impairment charge for the three months ending December 31, 2011. These two securities have a total of $113 in other than temporary charges.

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Rating:
Aa1	$326	$320
Ba1	137	127
B1	2,882	2,631
B3	1,844	1,597

Total private label CMOs	$5,189	$4,675

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and three interest rate swaps (see note 9).

Commitments to sell real estate loans

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value on the consolidated statements of financial condition. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair values of these commitments are not considered material.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A summary of assets and liabilities at December 31, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2011	Level 1	Level 2	Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$197,609	$—	$197,609	$—
Freddie Mac	112,379	—	112,379	—
Ginnie Mae	5,134	—	5,134	—
CMO/Other MBS	114,815	—	114,815	—
Privately issued collateralized mortgage obligations	4,675	—	—	4,675

	434,612	—	429,937	4,675
Investment securities
Federal agencies	152,847	—	152,847	—
Corporate debt securities	17,162	—	17,162	—
Obligations of states and political subdivisions	179,705	—	179,705	—
Equities	1,136	—	1,136	—

Total investment securities available for sale	350,850	—	350,850	—

Total available for sale securities	785,462	—	780,787	4,675

Interest rate caps and swaps	1,180	—	1,180	—

Total assets	$786,642	$—	$781,967	$4,675

Swaps	$1,114	$—	$1,114	$—

Total Liabilities	$1,114	$—	$1,114	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A summary of assets and liabilities at September 30, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Level 1	Level 2	Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$139,991	$—	$139,991	$—
Freddie Mac	100,675	—	100,675	—
Ginnie Mae	5,180	—	5,180	—
CMO/Other MBS	77,561	—	77,561	—
Privately issued collateralized mortgage obligations	4,851	—	—	4,851

	328,258	—	323,407	4,851

Investment securities
Federal agencies	204,648	—	204,648	—
Corporate debt securities	17,062	—	17,062	—
Obligations of states and political subdivisions	188,684	—	188,684	—
Equities	1,192	—	1,192	—

Total investment securities available for sale	411,586	—	411,586	—

Total available for sale securities	739,844	—	734,993	4,851

Interest rate caps and swaps	1,474	—	1,474	—

Total assets	$741,318	$—	$736,467	$4,851

Swaps	$1,411	$—	$1,411	$—

Total Liabilities	$1,411	$—	$1,411	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending December 31, 2011:

	Fair Value Measurement three months ended December 31, 2010 Using Significant Unobservable Inputs Level 3	Fair Value Measurement three months ended December 31, 2011 Using Significant Unobservable Inputs Level 3
Private label CMOs available for sale
Beginning Balance September 30	$5,996	$4,851
Pay downs	(216)	(148)
(Amortization) and accretion, net	—	3
Credit loss write down (OTTI)	—	(38)
Change in fair value	156	7

Ending Balance December 31	$5,936	$4,675

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans Held for Sale and Impaired Loans

Loans held for sale are recorded at the lower of cost or fair value.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurements were $52,424 and $51,155 which equals the carrying value less the allowance for loan losses allocated to these loans at December 31, 2011 and September 30, 2011, respectively. Changes in fair value recognized on provisions on loans held by the Company were $1,648 and $864 for the three months ended December 31, 2011 and 2010, respectively.

A summary of impaired loans at December 31, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2011	Level 1	Level 2	Level 3
Real estate—residential mortgage	$6,440	$—	$—	$6,440
Real estate—commercial mortgage	3,614	—	—	3,614
Real estate—commercial mortgage (CBL)	2,220	—	—	2,220
Commercial business loans	28	—	—	28
Commercial business loans (CBL)	20	—	—	20
Acquisition, development and construction	11,038	—	—	11,038
Consumer loans	810	—	—	810

Total impaired loans with specific allowance allocations	$24,170	$—	$—	$24,170

A summary of impaired loans at September 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Level 1	Level 2	Level 3
Real estate—residential mortgage	$6,469	$—	$—	$6,469
Real estate—commercial mortgage	3,741	—	—	3,741
Commercial business loans (CBL)	2,119	—	—	2,119
Acquisition, development and construction	2,126	—	—	2,126
Consumer loans	569	—	—	569

Total impaired loans with specific allowance allocations	$15,024	$—	$—	$15,024

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Mortgage servicing rights

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights is considered a Level 3 valuation. Changes in fair value of mortgage servicing rights recognized for the three months ended December 31, 2011 and 2010 was $(29) and $305, respectively. A valuation allowance of $10 was recorded at December 31, 2011, reflecting fair market value. There was no valuation allowance recorded at September 30, 2011.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place, and the related nonrecurring fair value measurements adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $5,625 and $5,391 at December 31, 2011 and September 30, 2011, respectively. There were $68 and $0 changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending December 31, 2011 and 2010, respectively.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes):

	December 31, 2011		September 30, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$43,687	$43,687	$281,512	$281,512
Securities available for sale	785,462	785,462	739,844	739,844
Securities held to maturity	182,076	184,119	110,040	111,272
Loans	1,747,648	1,791,629	1,675,882	1,718,372
Loans held for sale	2,142	2,142	4,176	4,176
Accrued interest receivable	9,430	9,430	9,904	9,904
FHLB of New York stock	21,789	21,789	17,584	17,584
Financial liabilities:
Non-maturity deposits	(1,824,521)	(1,824,521)	(1,993,036)	(1,993,036)
Certificates of Deposit	(311,034)	(313,071)	(303,659)	(305,940)
FHLB and other borrowings	(468,543)	(510,950)	(375,021)	(417,879)
Mortgage escrow funds	(18,597)	(18,597)	(9,701)	(9,701)
Accrued interest payable	(2,128)	(2,128)	(1,816)	(1,816)

The following paragraphs summarize the principal methods and assumptions used by management to estimate the fair value of the Company’s financial instruments.

(a) Cash and due from banks

The carrying value of cash and due from banks approximates their fair value.

(b) Securities

The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, live trading levels, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other items. For certain securities, for which the inputs used by independent pricing services were derived from unobservable market information, the Company evaluated the appropriateness of each price. In accordance with adoption of FASB ASC Topic 820, the Company reviewed the volume and level of activity for its different classes of securities to determine whether transactions were not considered orderly. For these securities, the quoted prices received from independent pricing services may be adjusted, as necessary, to estimate fair value in accordance with FASB Codification Topic 820. If applicable, adjustments to fair value were based on averaging present value cash flow model projections with prices obtained from independent pricing services.

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

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2011 and September 30, 2011, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

6. Securities

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Mortgage-backed securities-residential
Fannie Mae	$193,557	$4,052	$—	$197,609
Freddie Mac	110,049	2,333	(3)	112,379
Ginnie Mae	4,934	200	—	5,134
CMO/Other MBS	118,420	1,709	(639)	119,490

	426,960	8,294	(642)	434,612

Investment securities
Federal agencies	148,870	3,977	—	152,847
Corporate bonds	16,922	401	(161)	17,162
State and municipal securities	164,875	14,830	—	179,705
Equities	1,192	—	(56)	1,136

	331,859	19,208	(217)	350,850

Total available for sale	$758,819	$27,502	$(859)	$785,462

September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$136,699	$3,292	$—	$139,991
Freddie Mac	98,511	2,205	(41)	100,675
Ginnie Mae	4,973	207	—	5,180
CMO/Other MBS	81,170	1,764	(522)	82,412

	321,353	7,468	(563)	328,258

Investment securities
Federal agencies	199,741	4,986	(79)	204,648
Corporate bonds	16,984	257	(179)	17,062
State and municipal securities	177,666	11,018	—	188,684
Equities	1,192	—	—	1,192

	395,583	16,261	(258)	411,586

Total available for sale	$716,936	$23,729	$(821)	$739,844

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

	December 31, 2011
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$3,025	$3,052
One to five years	131,660	136,440
Five to ten years	152,622	162,946
Greater than ten years	43,360	47,276

Total investment securities	330,667	349,714

Mortgage backed securities-residential	426,960	434,612
Equity securities	1,192	1,136

Total available for sale securities	$758,819	$785,462

Proceeds from sales of securities available for sale totaled $83,579 and $224,797 during the three months ending December 31, 2011 and 2010, respectively. These sales resulted in gross realized gains of $1,989 and $4,202 for the three months ending December 31, 2011 and 2010, respectively. There were no gross realized losses for the three months ending December 31, 2011 and 2010.

Securities, including some held to maturity securities, with carrying amounts of $262,370 and $206,829 were pledged as collateral for borrowings at December 31, 2011 and September 30, 2011, respectively. Securities with carrying amounts of $372,486 and $438,081 were pledged as collateral for municipal deposits and other purposes at December 31, 2011 and September 30, 2011, respectively.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac	$5,130	$(3)	$—	$—	$5,130	$(3)
CMO/Other MBS	12,726	(382)	1,724	(257)	14,450	(639)

Total mortgage backed securities - residential	17,856	(385)	1,724	(257)	19,580	(642)

Corporate bonds	2,029	(161)	—	—	2,029	(161)
Equity	886	(56)	—	—	886	(56)

Total	$20,771	$(602)	$1,724	$(257)	$22,495	$(859)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac	$10,262	$(41)	$—	$—	$10,262	$(41)
CMO/Other MBS	3,037	(257)	1,813	(265)	4,850	(522)

Total mortgage backed securities—residential	13,299	(298)	1,813	(265)	15,112	(563)

U.S. Government and agency securities	9,914	(79)	—	—	9,914	(79)
Corporate bonds	1,886	(179)	—	—	1,886	(179)

Total	$25,099	$(556)	$1,813	$(265)	$26,912	$(821)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at December 31, 2011, the Company concluded that it expects to recover the amortized cost basis of its investments on all but two private label collateralized mortgage-backed securities (“CMO’s”) which incurred impairment charges of $38 for the three months ended December 31, 2011. Total cumulative impairment charges on the two private label CMO’s total $113. As of December 31, 2011, the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

The losses related to privately issued residential CMO’s were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an OTTI loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities.

Substantially all of the unrealized losses at September 30, 2011 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. A total of 18 available for sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $5,189 and a fair value (carrying value) of $4,675 as of December 31, 2011. Two of the four securities are considered to be other than temporarily impaired as noted above and are below investment grade. The impaired private label CMO’s have an amortized cost of $4,726 and a fair value of $4,228 at December 31, 2011. The remaining two securities are rated at or above Ba1 and are performing as of December 31, 2011 and are expected to perform based on current information.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Decemer 31, 2011
Mortgage-backed securities-residential
Fannie Mae	$32,051	$242	$—	$32,293
Freddie Mac	57,501	323	(10)	57,814
CMO/Other MBS	30,333	260	(20)	30,573

	119,885	825	(30)	120,680

Investment securities
Federal agencies	40,739	87	(42)	40,784
State and municipal securities	19,952	1,168	—	21,120
Other	1,500	35	—	1,535

	62,191	1,290	(42)	63,439

Total held to maturity	$182,076	$2,115	$(72)	$184,119

September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,298	$63	$—	$1,361
Freddie Mac	32,858	103	(120)	32,841
CMO/Other MBS	25,828	155	—	25,983

	59,984	321	(120)	60,185

Investment securities
Federal agencies	29,973	25	(141)	29,857
State and municipal securities	18,583	1,108	—	19,691
Other	1,500	39	—	1,539

	50,056	1,172	(141)	51,087

Total held to maturity	$110,040	$1,493	$(261)	$111,272

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	December 31, 2011
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$10,327	$10,424
One to five years	4,291	4,519
Five to ten years	44,086	44,590
Greater than ten years	3,487	3,906

Total investment securities	62,191	63,439

Mortgage backed securities-residential	119,885	120,680

Total held to maturity securities	$182,076	$184,119

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	$15,123	$(10)	$—	$—	$15,123	$(10)
CMO other MBS	4,992	(20)			4,992	(20)

Total mortgage back securities	20,115	(30)			20,115	(30)
US Gov’t Agencies	14,958	(42)			14,958	(42)

Total	$35,073	$(72)	$—	$—	$35,073	$(72)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	$25,770	$(120)	$—	$—	$25,770	$(120)
Federal Agencies	24,831	(141)	—	—	24,831	(141)

Total	$50,601	$(261)	$—	$—	$50,601	$(261)

All of the unrealized losses on held to maturity securities at December 31, 2011 are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at December 31, 2011. There were no held-to-maturity securities in a continuous unrealized loss position for more than 12 months and 6 securities in a continuous unrealized loss for less than 12 months. For securities with fixed maturities, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. As of December 31, 2011, the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

7. Deposits

Major classifications of deposits are summarized below:

	December 31, 2011	September 30, 2011
Demand Deposits
Retail	$166,972	$194,299
Business	307,004	296,505
Municipal	14,870	160,422
NOW Deposits
Retail	178,226	164,637
Business	33,844	37,092
Municipal	98,847	200,773

Total transaction accounts	799,763	1,053,728
Savings	444,803	429,825
Money market	579,955	509,483
Certificates of deposit	311,034	303,659

Total deposits	$2,135,555	$2,296,695

Municipal deposits of $401,517 and $614,834 were included in total deposits at December 31, 2011 and September 30, 2011, respectively. Deposits received for tax receipts were approximately $284,000 at September 30, 2011. Listed below are the Company’s brokered deposits included in the table above:

	December 31, 2011	September 30, 2011
Money market	$31,431	$5,725
Reciprocal CDAR’s1	1,349	2,746
CDAR’s one way	22,157	3,366

Total brokered deposits	$54,937	$11,837

[1]	Certificate of deposit account registry service

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

8. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2011		September 30, 2011
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$210,347	2.13%	$111,828	3.83%
FHLB Repurchase agreements	206,696	3.66	211,694	3.61
Senior Debt (FDIC insured)	51,500	2.75	51,499	2.75

Total borrowings	$468,543	2.87%	$375,021	3.56%

By remaining period to maturity:
Less than one year	$155,000	1.12%	$61,500	2.96%
One to two years	35,955	2.65	5,066	4.04
Two to three years	9,486	3.01	35,795	2.37
Three to four years	42,439	2.63	49,312	2.28
Four to five years	2,574	1.38	211	5.32
Greater than five years	223,089	4.18	223,137	4.18

Total borrowings	$468,543	2.87%	$375,021	3.56%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2011 and September 30, 2011, the Bank had pledged mortgages totaling $527,936 and $464,900 respectively. The Bank had also pledged securities with carrying amounts of $262,370 and $206,829 as of December 31, 2011 and September 30, 2011, respectively, to secure borrowings. As of December 31, 2011, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $373,263. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

FHLB borrowings (includes advance and repurchase agreements) of $200,000 at June 30, 2011 and December 31, 2011, respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 5.31 years and 5.56 years and weighted average interest rates of 4.23 percent and 4.23 percent at December 31, 2011 and September 30, 2011, respectively. An additional $20,000 is putable on a one time basis after an initial lockout period beginning in February 2013 with an interest rate of 3.57 percent.

During the three months ending December 31, 2011, the Company restructured $5,000 of its FHLBNY advances which had a weighted average rate of 4.04 percent and a duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent net of prepayment penalties , duration of 1.6 years. Prepayment penalties of $278 associated with the modifications are being amortized to maturity on a level yield basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

9. Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5 percent and 4.0 percent. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for December 31, 2011 and 2010 is a fair value loss of $3 and a fair value gain of $234, respectively. The fair value of the interest rate caps at December 31, 2011 is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the three months ended December 31, 2011 and 2010. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At December 31, 2011 summary information regarding these derivatives is presented below:

	December 31, 2011
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	2.93	3.75%	NA %	$62
3rd party interest rate swap	23,920	7.44	4.63	1 m Libor + 2.32%	1,411
Customer interest rate swap	(23,920)	7.44	4.63	1 m Libor + 2.32%	(1,411)

At September 30, 2011, summary information regarding these derivatives is presented below:

	September 30, 2011
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	3.18	3.75%	NA %	$65
3rd party interest rate swap	12,009	10.23	5.28	1 m Libor + 2.15%	1,114
Customer interest rate swap	(12,009)	10.23	5.28	1 m Libor + 2.15%	(1,114)

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended December 31,
	2011	2010
Weighted average common shares outstanding (basic), in ‘000s	37,252	37,552
Net Income	$5,717	$6,720
Basic earnings per common share	$0.15	$0.18

Diluted earnings per common share are computed as follows:

	For the Three Months Ended December 31,
	2011	2010
Weighted average common shares outstanding (basic), in ‘000s	37,252	37,552
Effect of common stock equivalents	—	—

	37,252	37,552
Net Income	$5,717	$6,720
Diluted earnings per common share	$0.15	$0.18

Anti-dilutive shares excluded in the determination of earnings per share were 1,935,830 and 1,916,707 at December 31, 2011 and 2010, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

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

As of December 31, 2011, the Company had $17,725 in outstanding letters of credit, of which $171 are cash secured and $7,027 were secured by collateral. The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

12. Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended December 31,		Three months Ended December 31,
	2011	2010	2011	2010
Service Cost	$—	$—	$9	$7
Interest Cost	375	378	27	27
Expected return on plan assets	(531)	(498)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	579	509	(15)	(24)

	$423	$389	$39	$28

As of December 31, 2011, no contributions were deposited into the pension plan. The Company has not yet determined if additional contributions will be made during the fiscal year 2012.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $13 for the three months ended December 31, 2011 and $22 for the three months ended December 31, 2010. As of December 31, 2011 there were $9 in contributions to fund benefit payments related to the SERP.

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

14. Subsequent Events

The Company announced January 18, 2012 that Provident Bank its subsidiary has entered into a definitive agreement to acquire Gotham Bank of New York in a cash transaction valued at approximately $40.5 million. The closing considerations will be 125% of adjusted tangible net worth as calculated under the merger agreement, resulting in an estimated 3.3% core deposit premium. Completion of the transaction is subject to regulatory and Gotham Bank shareholder approvals as well as other customary closing conditions.

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

•

our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to complete merger and acquisition activities and realize expected strategic and operating efficiencies associated with such matters;

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

Overview and Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state and international banks in our market area, which is the greater New York City market place. Additionally, the Company offers investment management services through its subsidiary, HVIA. The financial condition and results of operations of Provident New York Bancorp are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

We specialize in the delivery of service solutions to business owners, their families and consumers within our marketplace through a team based approach. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Going forward imperatives for the Company will be to grow revenue and earnings by expanding client acquisitions, continuing to improve credit metrics and to significantly improve efficiency levels. To achieve these goals we will focus on high value client segments, expand delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and proactively manage enterprise risk.

The Company’s results for the first quarter of fiscal 2012 reflected the effects of the implementation of our strategies. During the first quarter we restructured the organization around markets and have hired high performing leadership to assume the roles of Market Presidents and Chief Operating Officer. We also announced during the quarter our expansion into New York City which follows through on our strategic objective of expanding our reach into the greater New York City marketplace. In line with our strategies during the month of January we hired a new Chief Financial Officer and entered into a definitive agreement to acquire Gotham Bank of New York. Gotham Bank is a great strategic fit for the Company and provides an attractive platform in the New York City marketplace to grow our franchise. In addition we have hired four seasoned commercial banking teams for the New York City marketplace, all with proven track records of delivering superior service to their clients.

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

We continue to make progress in credit quality as we work through the criticized and classified portfolio seeking positive resolution on existing problem credits. The loan portfolio demonstrates an improving credit risk profile as nearly all originations are at the desirable internal risk rating which is five or better. Our average portfolio risk rating improved to 5.46 at December 31, 2011 from 5.71 at December 31, 2010. The ADC portfolio continues to decline in size as we have deemphasized this business and repayments continue. Non performing loans increased primarily in the ADC and residential portfolios. The increase in nonperforming ADC loans from September 30, 2011 is related mostly to one large relationship and plans to resolve this credit is in progress. Residential loans have an extended three to four year foreclosure process and therefore are difficult to resolve in a timely manner potentially resulting in increased charge offs and non performing loans in this category. See credit quality section for further discussion.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Total assets as of December 31, 2011 decreased $53.2 million or 1.7 percent from September 30, 2011 due primarily to a decrease in cash and due from banks. September 30, 2011 balances historically reflect deposits of municipal tax collections that are drawn down over time to fund government expenditures. Other cash balances were redeployed into higher yielding loans and securities.

Net loans as of December 31, 2011 increased $71.8 million or 4.3 percent to $1.7 billion from September 30, 2011. Commercial real estate loans were the sole contributor with an increase of $105.7 million. Acquisition, Development and Construction loans (ADC) declined $13.9 million to $162.0 million compared to $175.9 million at September 30, 2011, a reflection of the Company’s de-emphasis on the originations of this type of loan. Consumer loans decreased by $4.9 million, and residential loans decreased by $4.2 million as of December 31, 2011. Total loan originations, including loans originated for sale were $231.6 million for the three months ending December 31, 2011, while repayments were $141.7 million. Loan loss reserves increased $328,000 during the three months ended December 31, 2011 to $28.2 million compared to the three months ended September 30, 2011.

Total securities increased by $117.7 million, to $967.5 million at December 31, 2011 from $849.9 million at September 30, 2011. Securities purchases were $228.0 million, sales of securities were $83.6 million, and maturities, calls, and repayments were $31.8 million. Carrying values of securities increased by $3.7 million mainly due to unrealized gains. Security gains and other than temporarily impaired losses were $2.0 million and net amortization of securities were $677,000 for the three months ended December 31, 2011.

Deposits as of December 31, 2011 were $2.1 billion, a decrease of $161.1 million, or 7.0 percent, from September 30, 2011. As of December 31, 2011 transaction accounts were 37.5 percent of deposits, or $799.8 million compared to $1.1 billion or 45.9 percent of deposits at September 30, 2011. Deposits received from municipalities for tax payments were approximately $284.0 million at September 30, 2011. As of December 31, 2011 savings deposits were $444.8 million, an increase of $15.0 million or 3.5 percent. Money market accounts increased $70.5 million or 13.8 percent to $580.0 million at December 31, 2011. Certificate of deposit accounts increased by $7.4 million or 2.4 percent. As of December 31, 2011, the Company had $54.9 million in wholesale deposits.

Borrowings increased by $93.5 million, or 24.9 percent, from September 30, 2011, to $468.5 million primarily due to the slower exit of municipal tax deposits received at September 30, 2011. The Company completed restructuring of $5.0 million of FHLBNY advances during the first quarter of fiscal 2012 which had a weighted average rate of 4.04 percent and a duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent, and a duration of 1.6 years. Prepayment penalties of $278,500 associated with the modifications are being amortized into interest expense over the modification period on a level yield basis.

Stockholders’ equity increased $6.5 million from September 30, 2011 to $437.7 million at December 31, 2011. The increase was due to an increase in retained earnings of $3.4 million and a $2.6 million increase in accumulated other comprehensive income, after realizing securities gains of $2.0 million for the quarter ended, December 31, 2011.

As of December 31, 2011 the Company had authorization to purchase up to additional 776,713 shares of common stock. Bank Tier I capital to assets was 8.51 percent at December 31, 2011. Tangible capital as a percentage of tangible assets at the consolidated company level was 9.34 percent.

Credit Quality (Also see Note 4 to the consolidated financial statements)

Our non-performing loans (“NPLs”) increased $5.3 million from $40.6 million at September 30 2011, to $45.9 million at December 31, 2011, driven primarily by one relationship in the ADC portfolio of $3.6 million, which had been previously classified as substandard. This increase in NPLs caused our coverage ratio of reserves to NPLs to drop from 69% to 62% quarter-over-quarter. The coverage compared to total loans was 1.59% at December 31, 2011 compared to 1.64% at September 30, 2011. Our provision for the quarter of $2.0 million exceeded net charge-offs of $1.6 million, increasing the Allowance for Loan Losses by $328,000 from September 30, 2011 to $28.2 million at December 31, 2011.

NPLs are concentrated in the ADC portfolio, which contains $21.3 million of NPLs compared to total NPLs of $45.9 million. There are 2 larger relationships in the NPL ADC portfolio. The first was added to nonperforming at June 30, 2011. It is in litigation and has been written down to $8.5 million, supported by current appraisals. There is a related performing group of loans, which partially guarantees the nonperforming debt, it is secured by a condominium project now selling in Phase 3 of its 5 phases. We are working toward a consensual arrangement to liquidate that guaranty. The other nonperforming loan relates to 3 projects that are still in development. We also are working toward a consensual arrangement to bring this relationship back to performing status. We have recourse to a substantial guarantor should that prove necessary.

Also contributing disproportionately to NPLs is the residential mortgage portfolio, with $8.2 million in that status at December 31, 2011. The time to foreclose on these loans has risen dramatically, limiting our capacity to timely resolve defaulted loans.

Net charge-offs for the quarter were $1.6 million, or 0.37% of the average loan portfolio. This compares to $10.3 million (2.41% of average loans) in the prior quarter and $1.9 million (0.45% of average loans) in the same quarter last year. Net charge-offs benefited from recoveries of $1.1 million, mostly from recoveries on commercial business loans. Charge-offs for the quarter were concentrated in write-downs of mortgage-secured nonperforming loans based on declining appraisal values.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

Net income for the three months ended December 31, 2011 was $5.7 million or $0.15 per diluted share, a decrease of $1.0 million compared to $6.7 million or $0.18 per diluted share, for the same period in fiscal 2011. Excluding the after tax effect of securities gains and other than temporary impairment credit losses, the fair value adjustment of interest rate caps, severances, and merger related expenses associated with the pending acquisition of Gotham Bank, net income was $ 0.13 per diluted share for the three month period ending December 31, 2011 compared to $0.11 per diluted share for the three month period ending December 31, 2010. The provision for loan losses for the three months ended December 31, 2011 was $2.0 million, $150,000 lower, compared to $2.1 million for the same period in the prior year. Net interest margin on a tax equivalent basis for the three months ended December 31, 2011, decreased by 12 basis points compared to the same period last year from 3.66 percent to 3.54 percent. Non-interest income totaled $7.2 million for the three months ended December 31, 2011 a decrease of $2.7 million compared to December 31, 2010. The decrease was mainly attributable to fact that there were lower gains on sales of securities of $2.0 million, a decline of $2.2 million compared to $4.2 million and a fair value gain on interest rate caps in the first fiscal quarter of 2011. Additionally, declines in other- loan fees, gains on sale of loans and lower title insurance fees also contributed to the decrease. Non-interest expense decreased $548,000, or 2.6 percent, to $20.7 million for the three months ended December 31, 2011, compared to $21.3 million for the same period in the prior year primarily due to lower employee benefits of $319,000 which were offset by severance costs of $375,000 and new hires in executive management. Marketing and consulting costs declined by $340,000 and $306,000, respectively. These expense reductions were offset in part by merger-related costs of $247,000 and an increase in real estate owned expense of $289,000.

Earnings excluding securities gains, retirement benefit settlement charge and the fair value adjustment of interest rate caps are presented below. The Company presents earnings excluding these factors so that investors can better understand the results of the Company’s core banking operations and to better align with the views of the investment community.

	Three months ended December 31,
	2011	2010
Net Income
Net Income	$5,717	$6,720
Securities net gains and credit losses(1)	(1,159)	(2,496)
Fair value (gain) loss on interest rate caps(1)	2	(139)
Severance (1)	223	—
Merger related expenses (1)	147	—

Net adjusted income	$4,930	$4,085

Earnings per common share
Diluted Earnings per common share	$0.15	$0.18
Securities net gains and credit losses(1)	(0.03)	(0.07)
Fair value (gain) loss on interest rate caps(1)	—	—
Severance (1)	0.01	—
Merger related expenses (1)	—	—

Diluted adjusted earnings per common share	$0.13	$0.11

Non-interest income
Total non-interest income	$7,176	$9,883
Securities net gains and credit losses	(1,951)	(4,202)
Fair value (gain) loss on interest rate caps	3	(234)

Adjusted non interest-income	$5,228	$5,447

Non-interest expense
Total non-interest expense	$20,721	$21,269
Severance	(376)	—
Merger related expenses	(247)	—

Adjusted non interest-expense	$20,098	$21,269

(1)	After marginal tax effect 40.61%
*	Rounding

Relevant operating results performance measures follow:

	Three Months Ended December 31,
	2011	2010
Per common share:
Basic earnings	$0.15	$0.18
Diluted earnings	0.15	0.18
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.74%	0.90%
Equity	5.26%	6.22%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,097,476	$14,245	5.15%	$1,040,065	$14,864	5.67%
Consumer loans	227,274	2,635	4.60	238,319	2,673	4.45
Residential mortgage loans	387,446	5,269	5.40	403,567	5,668	5.57

Total net loans [1]	1,712,196	22,149	5.13	1,681,951	23,205	5.47

Securities-taxable	696,293	3,990	2.27	692,346	3,530	2.02
Securities-tax exempt [2]	205,366	2,729	5.27	221,802	2,961	5.30
Federal Reserve balances	82,437	63	0.30	8,459	20	0.94
Other earning assets	18,735	192	4.07	24,257	380	6.22

Total securities and other earning assets	1,002,831	6,974	2.76	946,864	6,891	2.89

Total interest-earning assets	2,715,027	29,123	4.26	2,628,815	30,096	4.54

Non-interest-earning assets	347,493			332,643

Total assets	$3,062,520			$2,961,458

Interest bearing liabilities:
NOW Checking	$398,885	164	0.16%	$317,876	173	0.22%
Savings, clubs and escrow	445,236	81	0.07	405,177	109	0.11
Money market accounts	577,387	397	0.27	433,865	339	0.31
Certificate accounts	302,713	671	0.88	406,241	1,021	1.00

Total interest-bearing deposits	1,724,221	1,313	0.30	1,563,159	1,642	0.42
Borrowings	392,785	3,617	3.65	481,939	4,234	3.49

Total interest-bearing liabilities	2,117,006	4,930	0.92	2,045,098	5,876	1.14

Non- interest bearing deposits	500,621			470,873
Other non-interest-bearing liabilities	13,764			16,587

Total liabilities	2,631,391			2,532,558
Stockholders’ equity	431,129			428,900

Total liabilities and equity	$3,062,520			$2,961,458

Net interest rate spread			3.34%			3.40%

Net earning assets	$598,021			$583,717

Net interest margin		24,193	3.54%		24,220	3.66%

Less tax equivalent adjustment [2]		(955)			(1,036)

Net interest income		$23,238			$23,184

Ratio of average interest-earning assets to average interest bearing liabilities	128.25%			128.54%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended December 31, 2011 vs. 2010 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$784	$(1,403)	$(619)
Consumer loans	(125)	87	(38)
Residential mortgage loans	(226)	(173)	(399)
Securities-taxable	20	440	460
Securities-tax exempt[2]	(215)	(17)	(232)
Federal Reserve excess reserves	66	(23)	43
Other earning assets	(69)	(119)	(188)

Total interest income	235	(1,208)	(973)

Interest-bearing liabilities
NOW checking	42	(51)	(9)
Savings	11	(39)	(28)
Money market	104	(46)	58
Certificates of deposit	(238)	(112)	(350)
Borrowings	(802)	185	(617)

Total interest expense	(883)	(63)	(946)

Net interest margin	1,118	(1,145)	(27)
Less tax equivalent adjustment[2]	75	6	81

Net interest income	$1,193	$(1,139)	$54

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2011 of $23.2 million remained flat, compared to the same quarter December 31, 2010. Gross interest income on a tax-equivalent basis of $29.1 million remained relatively unchanged for the quarter ended December 31, 2011 compared to the same period in fiscal 2011. The current quarter was negatively impacted by non-accrual interest on non-performing loans net of prepayment fees, which reduced interest income on loans by $384,000 in the first quarter of 2012 and $83,000 in the first quarter of 2011. Interest expense declined by $946,000 with the decrease mainly in certificates of deposit of $350,000 and borrowings of $617,000. The average costs of borrowings increased as result of a change in mix between short-term and long-term funding.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $2.0 million in loan loss provisions for the quarter ended December 31, 2011. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the quarter ended December 31, 2011 were $1.6 million, which included $1.3 million of specific reserves recorded in prior periods.

Non-interest income for the three months ended December 31, 2011 decreased by $2.7 million to $7.2 million. The primary driver of the decrease were lower gains on sales of securities of $2.0 million, a decrease of $2.2 million compared to $4.2 million and a fair value gain on interest rate caps in the first fiscal quarter of 2011. Declines in other loan fees, gains on sales of loans in fiscal 2011 and lower title insurance fees also contributed to the decrease.

Non-interest expense for the three months ended December 31, 2011 decreased by 2.6 percent, to $20.7 million, due to lower employee benefits of $319,000 which were primarily offset by severance costs of $375,000 and new hires in executive management. Marketing and consulting costs declined by $340,000 and $306,000, respectively. These expense reductions were offset in part by merger-related costs of $247,000 and an increase in real estate owned expense of $289,000.

Income Tax decreased $1 million to $2.0 million for the three months ended December 31, 2011, compared to $3.0 million for the period ended December 31, 2010. The effective tax rate was 26.2 percent and 30.7 percent for the periods ended December 31, 2011 and 2010, respectively. The decline is due to municipal income and BOLI income making up a larger percentage of overall pretax income in the current period.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2011 and 2010, our loan originations totaled $231.6 million and $182.0 million, respectively. Purchases of securities available for sale totaled $151.2 million and $301.1 million for the three months ended December 31, 2011 and 2010, respectively. Purchases of securities held to maturity totaled $76.8 million and $4.0 million for the three months ended December 31, 2011 and 2010, respectively. These activities were funded primarily by sales of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $63.8 million at December 31, 2011, and consisted of $54.0 million at adjustable or variable rates and $9.8 million at fixed rates. Unused lines of credit granted to customers were $288.6 million at December 31, 2011. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $57.5 million and $57.0 million at December 31, 2011 and September 30, 2011, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net decrease in total deposits was $161.1 million and $162.6 million for the three months ended December 31, 2011 and 2010, respectively. Based upon prior experience and our current pricing strategy, management believes that a significant portion of deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit markets continue to improve during fiscal 2012 from the extreme conditions that existed in 2009. Credit spreads narrowed steadily during the past year and many are very near historically low levels. Nevertheless, loan demand remains muted causing liquidity to remain high. Furthermore, the extremely low interest rate environment caused our deposits to remain at elevated levels which have also strengthened our liquidity position. Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels. However, much of this liquidity is held in the form of very short-term securities. The preference of depositors to stay short could portend potential liquidity reductions in the future and possibly put pressure on us to raise rates in the future to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $468.5 million was outstanding at December 31, 2011. At December 31, 2011, we had the ability to borrow an additional $373.3 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $313.4 million by pledging securities not required to be pledged for other purposes as of December 31, 2011. Further, at December 31, 2011 we had $54.9 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $1.3 million) and have relationships with several brokers to utilize these low cost sources of funding should conditions warrant further sources of funds.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors. As of December 31, 2011, the Company’s tangible capital as a percent of tangible assets increased 40 basis points to 9.34 percent, and its tangible book value increased $0.17 to $7.19 per share, compared to September 30, 2011. The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	December 31, 2011	September 30, 2011
Total assets	$3,084,166	$3,137,402
Goodwill and other amortizable intangibles	(165,167)	(165,490)

Tangible assets	$2,918,999	$2,971,912

Stockholders’ equity	$437,682	$431,134
Goodwill and other amortizable intangibles	(165,167)	(165,490)

Tangible stockholders’ equity	$272,515	$265,644

Outstanding Shares	37,883,008	37,864,008
Tangible capital as a % of tangible assets (consolidated)	9.34%	8.94%
Tangible book value per share	$7.19	$7.02

The Company declared a dividend of $0.06 per share payable on February 16, 2012 to stockholders of record on February 6, 2012.

The following table sets forth the Bank’s regulatory capital position at December 31, 2011 and September 30, 2011, compared to OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Tangible capital	$247,433	8.5%	$43,632	1.5%	$—	—
Tier 1 (core) capital	247,433	8.5	116,353	4.0	145,441	5.0%
Risk-based capital:
Tier 1	247,433	11.7	—	—	126,681	6.0
Total	273,847	13.0	168,908	8.0%	211,134	10.0

September 30, 2011:
Tangible capital	$241,196	8.1%	$44,460	1.5%	$—	—
Tier 1 (core) capital	241,196	8.1	118,559	4.0	148,199	5.0%
Risk-based capital:
Tier 1	241,196	11.8	—	—	122,126	6.0
Total	265,307	13.0	162,835	8.0%	203,544	10.0

The levels are well above current regulatory capital requirements to be considered well capitalized. Management is currently studying the impact on capital requirements resulting from the Basel III accords.

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial business loans, and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, fixed-rate commercial mortgage loans, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in NPV and NII. The table below sets forth, as of December 31, 2011, the estimated changes in our (1) NPV that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$282,585	$(60,355)	-17.6%	$98,195	$5,999	6.5%
+200	309,224	(33,716)	-9.8%	97,442	5,246	5.7%
+100	331,450	(11,490)	-3.4%	95,299	3,103	3.4%
0	342,940	0	0.0%	92,196	0	0.0%
-100	338,124	(4,816)	-1.4%	84,835	(7,361)	-8.0%

The table set forth above indicates that at December 31, 2011, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience an 9.8 percent decrease in NPV and a 5.7 percent increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII beyond -100 basis points.

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

During the first quarter of fiscal year 2012, the federal funds target rate remained in a range of 0.00 – 0.25 percent as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities remained unchanged at 0.25 percent at the end of the first quarter of fiscal year 2012 while the yield on U.S. Treasury 10 year notes decreased 3 basis points from 1.92 percent to 1.89 percent over the same three month period. The slight decrease in yield on longer term maturities while the yield on shorter term maturities remained unchanged resulted in the 2-10 year treasury yield curve being only slightly flatter at the end of the first quarter of fiscal 2012 than it was when the year began. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Furthermore, during the fourth quarter of the current fiscal year the FOMC stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities—NONE

Item 3.	Defaults Upon Senior Securities

    None

Item 4.	(Removed and reserved).

Item 5.	Other Information

    None

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 17, 2012, by and between Provident Bank and Gotham Bank of New York (listed exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a supplemental copy of such exhibits and schedules upon the request of the Securities and Exchange Commission).

10.1	Employment Agreement by and among Provident New York Bancorp, Provident Bank and Steven V. Masterson (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 10, 2012).+

10.2	Separation agreement between Provident New York Bancorp and Paul A. Maisch (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on January 10, 2012).+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document 1(filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document 1(filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document 1(filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 1(filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document 1(filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document 1(filed herewith)

+	Management compensatory plan or agreement
[1]

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

Provident New York Bancorp

Date: February 8, 2012	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 8, 2012	By:	/s/ Stephen V. Masterson
Stephen V. Masterson
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)