Form 10-Q
period 2012-03-31
PROVIDENT NEW YORK BANCORP
filed 2012-05-10
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 1, 2012
$0.01 per share	37,899,007

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2012

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands, except share data)

	March 31, 2012	September 30, 2011
ASSETS
Cash and due from banks	$89,019	$281,512
Securities (including $799,798 and $644,910 pledged as collateral for borrowings and deposits at March 31, 2012 and September 30, 2011 respectively)
Available for Sale	852,717	739,844
Held to maturity, at amortized cost (fair value of $176,869 and $111,272 at March 31, 2012 and September 30, 2011, respectively)	174,824	110,040

Total securities	1,027,541	849,884

Loans held for sale	1,736	4,176
Gross loans:	1,799,112	1,703,799
Allowance for loan losses	(27,787)	(27,917)

Total loans, net	1,771,325	1,675,882

Federal Home Loan Bank (“FHLB”) stock, at cost	17,129	17,584
Accrued interest receivable	9,975	9,904
Premises and equipment, net	39,162	40,886
Goodwill	160,861	160,861
Core deposit and other intangible assets	4,001	4,629
Bank owned life insurance	57,987	56,967
Forclosed properties	5,828	5,391
Other assets	26,307	29,726

Total assets	$3,210,871	$3,137,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,368,988	$2,296,695
FHLB borrowings (including repurchase agreements of $206,982 and $211,694 at March 31, 2012 and September 30, 2011, respectively)	313,849	323,522
Borrowings senior unsecured note (FDIC insured)	—	51,499
Mortgage escrow funds	15,210	9,701
Other liabilities	73,125	24,851

Total liabilities	2,771,172	2,706,268

Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY :
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 37,899,007 and 37,864,008 shares outstanding at March 31, 2012 and September 30, 2011, respectively)	459	459
Additional paid-in capital	357,406	357,063
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(5,888)	(6,138)
Treasury stock, at cost (8,030,545 and 8,065,544 shares at March 31, 2012 and September 30, 2011, respectively)	(90,328)	(90,585)
Retained earnings	172,065	165,199
Accumulated other comprehensive income, net of taxes	5,985	5,136

Total stockholders’ equity	439,699	431,134

Total liabilities and stockholders’ equity	$3,210,871	$3,137,402

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Interest and dividend income:
Loans	$22,153	$22,039	$44,302	$45,244
Taxable securities	4,415	3,531	8,405	7,061
Non-taxable securities	1,599	1,901	3,373	3,826
Other earning assets	244	332	499	732

Total interest and dividend income	28,411	27,803	56,579	56,863
Interest expense:
Deposits	1,217	1,585	2,530	3,227
Borrowings	3,289	3,707	6,906	7,941

Total interest expense	4,506	5,292	9,436	11,168

Net interest income	23,905	22,511	47,143	45,695
Provision for loan losses	2,850	2,100	4,800	4,200

Net interest income after provision for loan losses	21,055	20,411	42,343	41,495
Non-interest income:
Deposit fees and service charges	2,706	2,643	5,496	5,410
Net gain on sale of securities	2,899	748	4,888	4,950
Other than temporary impairment on securities	—	—	(38)	—
Title insurance fees	265	274	525	637
Bank owned life insurance	502	553	1,020	1,047
Gain on sale of loans	450	310	890	852
Investment management fees	800	789	1,565	1,532
Fair value gain (loss) on interest rate cap	(40)	(2)	(43)	232
Other	389	480	844	1,018

Total non-interest income	7,971	5,795	15,147	15,678
Non-interest expense:
Compensation and employee benefits	11,395	11,183	22,320	22,411
Retirement benefit settlement charge	—	278	—	278
Stock-based compensation plans	284	296	559	575
Merger related expense	299	—	546	—
Occupancy and office operations	3,409	3,757	7,110	7,392
Advertising and promotion	427	843	1,040	1,796
Professional fees	1,056	1,043	1,983	2,105
Data and check processing	710	691	1,382	1,333
Amortization of intangible assets	305	371	628	783
Foreclosed property expense	412	117	617	33
FDIC insurance and regulatory assessments	743	919	1,471	1,687
ATM/debit card expense	425	366	836	759
Other	1,825	1,927	3,519	3,908

Total non-interest expense	21,290	21,791	42,011	43,060
Income before income tax expense	7,736	4,415	15,479	14,113
Income tax expense	2,035	842	4,061	3,820

Net Income	$5,701	$3,573	$11,418	$10,293

Weighted average common shares:
Basic	37,280,651	37,496,395	37,266,480	37,524,627
Diluted	37,316,778	37,497,467	37,275,633	37,524,950
Per common share
Basic	$0.15	$0.10	$0.31	$0.27
Diluted	$0.15	$0.10	$0.31	$0.27

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands, except share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Net Income:	$5,701	$3,573	$11,418	$10,293
Other comprehensive income (loss) :
Net unrealized holding gains ( losses) on securities available for sale net of related tax expense (benefit) of $(220), $158 and $2,090 , ($8,772)	(320)	229	3,056	(12,828)

Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $1,177, $304 and $1,985, $2,010	1,722	444	2,903	2,940

Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $15	—	—	(23)	—

	(2,042)	(215)	176	(15,768)

Change in funded status of defined benefit plans, net of related income tax expense of $231, $306 and $460, $380	335	449	673	556

Comprehensive income	(1,707)	234	849	(15,212)

Total comprehensive income (loss)	$3,994	$3,807	$12,267	$(4,919)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 1, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134
Net income	—	—	—	—	—	11,418	—	11,418
Other comprehensive income	—	—	—	—	—	—	849	849

Total comprehensive income								12,267
Deferred compensation transactions	—	—	138	—	—	—	—	138
Stock option transactions, net	—	—	252	—	—	—	—	252
ESOP shares allocated or committed to be released for allocation (24,966 shares)	—	—	89	250	—	—	—	339
RRP Awards	36,000	—	(277)	—	267	—	—	(10)
Vesting of RRP Awards	—	—	141	—	—	—	—	141
Other RRP Awards	(1,001)	—	—	—	(10)	—	—	(10)
Purchase of treasury shares	—	—	—	—	—	—	—	—
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(4,552)	—	(4,552)

Balance at March 31, 2012	37,899,007	$459	$357,406	$(5,888)	$(90,328)	$172,065	$5,985	$439,699

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$11,418	$10,293
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,800	4,200
Loss on real estate owned	178	100
Depreciation of premises and equipment	2,505	2,860
Amortization of intangibles	628	783
Net gains on loans held for sale	(890)	(852)
Other than temporary impairment loss (credit loss)	38	—
Net gains on sale of securities	(4,888)	(4,950)
Fair value (gain) loss on interest rate cap	43	(232)
Net amortization of premium on securities	1,466	4,714
Accretion (amortization) of premiums on borrowings	1	(32)
Amortization of prepaid penalties on borrowings	727	338
ESOP and RRP expense	308	302
ESOP forfeitures	(1)	(3)
Retirement benefit settlement expense	—	278
Stock option compensation expense	252	278
Originations of loans held for sale	(35,935)	(37,819)
Proceeds from sales of loans held for sale	39,265	44,561
Increase in cash surrender value of bank owned life insurance	(1,020)	(1,047)
Deferred income tax benefit	(6,700)	(1,225)
Net changes in accrued interest receivable and payable	(329)	(726)
Other adjustments (principally net changes in other assets and other liabilities)	9,206	(8,692)

Net cash provided by operating activities	21,072	13,129

Cash flows from investing activities
Purchases of available for sale securities	(261,775)	(357,238)
Purchases of held to maturity securities	(77,080)	(8,005)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	52,149	131,361
Held to maturity	12,027	10,844
Proceeds from sales of securities available for sale and held to maturity	150,657	270,351
Loan originations	(362,282)	(261,632)
Loan principal payments	259,975	272,853
Proceeds from sales of other real estate owned	1,449	—
Purchase of FHLB stock, net	455	1,393
Purchases of premises and equipment	(781)	(2,092)

Net cash (used in) provided by investing activities	(225,206)	57,835

(Continued)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share data)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in transaction, savings and money market deposits	101,863	(23,967)
Net decrease in time deposits	(29,570)	(28,831)
Net decrease in short-term borrowings	(10,000)	(62,340)
Gross repayments of long-term borrowings	(5,122)	(57,756)
Restructured debt	5,000	89,135
Payment of penalties on restructured borrowings	(278)	(5,151)
Net decrease in borrowings senior note	(51,500)	—
Net increase in mortgage escrow funds	5,509	6,088
Treasury shares purchased	—	(1,941)
Stock option transactions	153	4
Other stock-based compensation transactions	138	19
Cash dividends paid	(4,552)	(4,426)

Net cash used in financing activities	11,641	(89,166)

Net decrease in cash and cash equivalents	(192,493)	(18,202)
Cash and cash equivalents at beginning of period	281,512	90,872

Cash and cash equivalents at end of period	$89,019	$72,670

Supplemental information:
Interest payments	$9,695	$15,899
Income tax payments	1,575	4,810
Net change in net unrealized gains recorded on securities available for sale	296	(9,320)
Change in deferred taxes on net unrealized gains on securities available for sale	(121)	3,783
Real estate acquired in settlement of loans	2,064	143
Trade day security accounting	49,955	—

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

1. Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or “the Company”), Hardenburgh Abstract Title Company, Inc., which provides title searches and insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, Provident Risk Management, (a captive insurance company), Provident Bank (“the Bank”), and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) companies that hold foreclosed properties acquired by the Bank. Intercompany transactions and balances are eliminated in consolidation.

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and six months ended March 31, 2012 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2012. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

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

2. Stock-Based Compensation

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $181, and $176, for the three months ending March 31, 2012 and 2011. There was no income tax benefit for the three months ending March 31, 2012 and 2011. Total compensation cost that has been charged against income for those plans was $373, and $339, for the six months ending March 31, 2012 and 2011. There was no income tax benefit for the six months ending March 31, 2012 and 2011.

Stock Option Plan

The Company’s shareholders approved the 2012 Employee Share Option Plan (stock option plan) on February 16, 2012. The plan, permits the grant of share options to employees for up to 2,890,000 shares of common stock as of March 31, 2012. The plan allows for the following type of stock based awards to be issued: options, stock appreciation rights, restricted stock awards, performance based restricted stock awards, restricted stock unit awards, deferred stock awards, performance unit awards or other stock based awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

The Company’s 2004 Employee Share Option Plan (stock option plan), which is shareholder-approved, permits the grant of share options to its employees for up to 19,107 shares of common stock as of March 31, 2012. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as the grant date:

	Six months ended March 31,
	2012	2011
Risk-free interest rate (1)	1.5%	—
Expected stock price volatility	39.8%	—
Dividend yield (2)	3.1%	—
Expected term in years	5.8	—

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2011	1,906,020	$12.20

Granted	419,500	7.73
Exercised	—	—
Forfeited	(241,000)	12.36

Outstanding at March 31, 2012	2,084,520	$11.28

Exercisable at March 31, 2012	1,419,944	$12.63

Weighted average estimated fair value of options granted during the period		$2.27

Information related to the stock option plan during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$—	$—	$1,615
Cash received from option exercises	—	—	984
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	2.27	2.27	2.69

As of March 31, 2012, there was $1,216 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

There were no modifications for the six months ending March 31, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Share Award Plan

The Company’s 2004 Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 2,120 at March 31, 2012. Inducement shares of 41,370 were issued in July 2011.

The approval of the 2012 Employee Share Option Plan will provide for the Company to issue RRP shares.

A summary of restricted stock award activity for the six months ended March 31, 2012, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2011	57,520	$8.77

Granted	36,000	7.40
Vested	—	—
Forfeited	(1,000)	9.85

Nonvested shares at March 31, 2012	92,520	$8.23

As of March 31, 2012, there was $613 of total unrecognized compensation cost related to non-vested shares granted under the RRP. The cost is expected to be recognized over a weighted-average period of 2.69 years.

3. Recent Accounting Standards, Not Yet Adopted

Accounting standards update (ASU) 2011-11, Balance Sheet (Topic 210)—Disclosures about offsetting Assets and Liabilities has been issued to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This standard is effective for the Company on January 1, 2013 and is not expected to have a material effect on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

Accounting Standards Update (ASU) 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements has been issued, which is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard was effective for the Company on January 1, 2012 and did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS has been issued, which will conform the meaning and disclosure requirements of fair value measurement between U.S. GAAP and IFRS. This standard was effective for the Company on January 1, 2012 and did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2011-05- Presentation of Comprehensive Income (Topic 220) has been issued. This standard was issued to conform U.S. GAAP and IFRS as well as to increase the prominence of items reported in other comprehensive income. This standard was effective for the Company on January 1, 2012 and did not have a material effect on the Company’s consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

4. Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	March 31, 2012	September 30, 2011
One- to four-family residential mortgage loans	$366,675	$389,765

Commercial real estate loans	854,661	703,356
Commercial business loans	198,547	209,923
Acquisition, development & construction loans	163,808	175,931

Total Commercial loans	1,217,016	1,089,210

Consumer loans:
Home equity lines of credit	168,603	174,521
Homeowner loans	38,092	40,969
Other consumer loans, including overdrafts	8,726	9,334

	215,421	224,824

Total loans	1,799,112	1,703,799
Allowance for loan losses	(27,787)	(27,917)

Total loans, net	$1,771,325	$1,675,882

Total loans include net deferred loan origination fees of $77 at March 31, 2012 and $308 net deferred loan origination costs at September 30, 2011.

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

The allowance for loan losses (the “allowance”) is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans, in accordance with established policies, when all efforts of collection have been exhausted. The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the performing loan portfolio, as well as reserves for impaired loans.

The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the performing loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of delinquencies and non-performing loans, loan trends, concentration risks by relationship, type, and , collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The allowance for loan losses consists of the following elements: (i) specific reserves for individually impaired credits, (ii) reserves for other loans based on historical loss factors, (iii) reserves based on general economic conditions and other qualitative risk factors both internal and external to Provident Bank, including changes in loan portfolio volume and the composition and concentrations of credit.

The Credit and Risk Management Department individually evaluates non-accrual (non-homogeneous) loans and all troubled debt restructured loans to determine if an impairment reserve is needed. The Company considers a loan to be impaired when, based on current information and events, it is probable that the borrower will be unable to comply with contractual principal and interest payments due. Smaller-balance homogeneous loans are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance for loan losses. Loans in the commercial real estate segment are re-appraised using a summary report every six to nine months, and segments for residential mortgages, ELOCs, and Homeowner loans are also re-appraised every six to nine months primarily using drive-by appraisals because of the limitations on entering the premises for a full evaluation. All loans in real estate secured segments are evaluated for impairment on a quarterly basis based on information obtained by following ASU-2010-10-50, Receivables (Topic 310) guidelines. If the book value exceeds the fair market value of the collateral the difference is charged in that quarter to the allowance. This quarterly evaluation of value continues until the loan is transferred to Other Real Estate Owned (OREO) or is paid-off. If the loan is transferred to OREO, the Allowance for Loan and Lease Losses is charged for any subsequent negative adjustments that occur within a reporting period or 90 days, whichever is less. Subsequent negative adjustments are charged to the Bank’s income account - All other segments that are not secured by real estate are written off to the allowance between 90 or 120 days of deliquency or sooner if deemed uncollectible such as in the case of a bankruptcy. Once charged off all subsequent collection and legal expenses are expensed.

Collateral dependent impaired loan balances are written down to the current fair value. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible.

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located primarily in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York, Bergen County, New Jersey and New York City. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and acquisition, development and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company’s primary market area.

The allowances established for inherent losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all loans, and reviewed by the Portfolio Risk Management Department. Loans with a grade that is below “Pass” grade are adversely classified. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit and Portfolio Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off. Loans are assessed for full or partial charge-off when they are between 90 and 120 days past due or sooner if deemed uncollectible. Furthermore, residential mortgage and consumer loan accounts are charged off in accordance with regulatory requirements.

The allowance allocations for other loans (i.e.; risk rated loans that are not adversely classified and loans that are not risk rated) are calculated by applying historical loss factors for each loan portfolio segment to the applicable outstanding loan portfolio balances. Loss factors are calculated using a historical loss analysis supplemented by management judgment of general economic conditions and other qualitative risk factors both internal and external to Provident Bank. The management analysis includes an evaluation of loan portfolio volumes, the composition and concentrations of credit, credit quality and current delinquency trends.

The allowance also contains reserves to cover inherent losses within each of Provident’s loan portfolio segments, which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for March 31, 2012 are summarized below:

	For the Three Months ended March 31, 2012
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$4,167	$(677)	$1	$(676)	$696	$4,187
Real estate—commercial mortgage	4,772	(491)	51	(440)	1,408	5,740
Real estate—commercial mortgage (CBL)	750	(224)	—	(224)	200	726
Commercial business loans	1,209	(30)	16	(14)	(15)	1,180
Commercial business loans (CBL)	4,412	(463)	67	(396)	(465)	3,551
Acquisition Development & Construction	9,403	(1,021)	—	(1,021)	559	8,941
Consumer, including home equity	3,532	(566)	29	(537)	467	3,462

Total Loans	$28,245	$(3,472)	$164	$(3,308)	$2,850	$27,787

Net charge-offs to average gross loans annualized						0.74%

	For the Six Months Ended March 31, 2012
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$3,498	$(1,466)	$120	$(1,346)	$2,035	$4,187
Real estate—commercial mortgage	4,533	(963)	51	(912)	2,119	5,740
Real estate—commercial mortgage (CBL)	1,035	(698)	350	(348)	39	726
Commercial business loans	1,331	(30)	69	39	(190)	1,180
Commercial business loans (CBL)	4,614	(671)	560	(111)	(952)	3,551
Acquisition Development & Construction	9,895	(1,296)	—	(1,296)	342	8,941
Consumer, including home equity	3,011	(1,028)	72	(956)	1,407	3,462

Total Loans	$27,917	$(6,152)	$1,222	$(4,930)	$4,800	$27,787

Net charge-offs to average gross loans annualized						0.56%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table sets forth the loans evaluated for impairment by segment at March 31, 2012:

	March 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$11,177	$355,498	$366,675
Real estate—commercial mortgage	13,078	751,999	765,077
Real estate—commercial mortgage (CBL)	3,748	85,836	89,584
Commercial business loans	549	126,426	126,975
Commercial business loans (CBL)	71	71,501	71,572
Acquisition Development & Construction	29,362	134,446	163,808
Consumer, including home equity	3,397	212,024	215,421

Total Loans	$61,382	$1,737,730	$1,799,112

The following table sets forth the allowance evaluated for impairment by segment at March 31, 2012:

	March 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$768	$3,419	$4,187
Real estate—commercial mortgage	1,082	4,658	5,740
Real estate—commercial mortgage (CBL)	211	515	726
Commercial business loans	65	1,115	1,180
Commercial business loans (CBL)	3	3,548	3,551
Acquisition Development & Construction	1,212	7,729	8,941
Consumer, including home equity	320	3,142	3,462

Total allowance	$3,661	$24,126	$27,787

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for March 31, 2011 are summarized below:

	For the Three Months March 31, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$2,837	$(287)	$1	$(286)	$988	$3,539
Real estate—commercial mortgage	5,313	(364)	—	(364)	265	5,214
Real estate—commercial mortgage (CBL)	1,020	(295)	—	(295)	337	1,062
Commercial business loans	2,869	(181)	11	(170)	(7)	2,692
Commercial business loans (CBL)	6,246	(1,740)	87	(1,653)	853	5,446
Acquisition Development & Construction	9,053	(125)	—	(125)	(200)	8,728
Consumer, including home equity	3,698	(159)	46	(113)	(136)	3,449

Total Loans	$31,036	$(3,151)	$145	$(3,006)	$2,100	$30,130

Net charge-offs to average gross loans outstanding annualized						0.71%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

	For the Six Months March 31, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$2,587	$(440)	$1	$(439)	$1,391	$3,539
Real estate—commercial mortgage	5,068	(434)	—	(434)	580	5,214
Real estate—commercial mortgage (CBL)	845	(3,098)	212	(2,886)	3,103	1,062
Commercial business loans	3,172	(182)	176	(6)	(474)	2,692
Commercial business loans (CBL)	5,505	(442)	—	(442)	383	5,446
Acquisition Development & Construction	10,231	(125)	8	(117)	(1,386)	8,728
Consumer, including home equity	3,435	(665)	76	(589)	603	3,449

Total Loans	$30,843	$(5,386)	$473	$(4,913)	$4,200	$30,130

Net charge-offs to average gross loans outstanding annualized						0.58%

The following table sets forth the loans evaluated for impairment by segment at September 30, 2011:

	September 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$8,573	$381,192	$389,765
Real estate—commercial mortgage	10,653	599,726	610,379
Real estate—commercial mortgage (CBL)	4,477	88,500	92,977
Commercial business loans	531	133,868	134,399
Commercial business loans (CBL)	—	75,524	75,524
Acquisition Development & Construction	28,223	147,708	175,931
Consumer, including home equity	2,504	222,320	224,824

Total Loans	$54,961	$1,648,838	$1,703,799

The following table sets forth the allowance evaluated for impairment by segment at September 30, 2011:

	September 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$1,069	$2,429	$3,498
Real estate—commercial mortgage	474	4,059	4,533
Real estate—commercial mortgage (CBL)	594	441	1,035
Commercial business loans	—	1,331	1,331
Commercial business loans (CBL)	—	4,614	4,614
Acquisition Development & Construction	1,409	8,486	9,895
Consumer, including home equity	260	2,751	3,011

Total allowance	$3,806	$24,111	$27,917

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate—residential mortgage	$4,406	$4,614	$—	$4,244	$126	$57
Real estate—commercial mortgage	7,207	7,380	—	7,372	156	128
Real estate—commercial mortgage (CBL)	2,333	2,421	—	2,318	28	23
Acquisition, development and construction	19,852	20,251	—	21,715	344	229
Commercial business loans	456	456	—	785	20	20
Commercial business loans (CBL)	64	64	—	64	—	—
Consumer loans, including home equity	2,267	2,307	—	2,297	39	11

Subtotal	36,585	37,493	—	38,795	713	468

With an allowance recorded:
Real estate—residential mortgage	6,382	6,563	768	6,968	69	59
Real estate—commercial mortgage	5,637	5,698	1,082	6,042	66	47
Real estate—commercial mortgage (CBL)	1,201	1,327	211	1,357	—	—
Acquisition, development and construction	8,600	9,111	1,212	10,941	88	82
Commercial business loans	93	93	65	94	3	3
Commercial business loans (CBL)	7	7	3	2	—	—
Consumer loans, including home equity	1,081	1,090	320	1,085	4	4

Subtotal	23,001	23,889	3,661	26,489	230	195

Total	$59,586	$61,382	$3,661	$65,284	$943	$663

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

Listed below is the interest income recognized during impairment and cash received for interest during impairment for the three months ended March 31, 2012 and March 31, 2011, respectively.

	March 31, 2012	March 31, 2011
Interest income recognized during impairment	$437	$223
Cash-basis interest income recognized	336	306

Listed below is the interest income recognized during impairment and cash received for interest during impairment for the six months ended March 31, 2012 and March 31, 2011, respectively.

	March 31, 2012	March 31, 2011
Interest income recognized during impairment	$943	$630
Cash-basis interest income recognized	663	541

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings and other real estate owned at March 31, 2012 and September 30, 2011.

	March 31, 2012
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Non-performing loans:
Real estate—residential mortgage	$356,132	$1,020	$207	$1,888	$7,428	$366,675
Real estate—commercial mortgage	749,877	2,399	236	825	11,740	765,077
Real estate—commercial mortgage (CBL)	85,073	1,238	243	424	2,606	89,584
Commercial business loans	126,733	—	—	—	242	126,975
Commercial business loans (CBL)	71,263	209	29	—	71	71,572
Acquisition, development and construction loans	139,181	844	258	446	23,079	163,808
Consumer, including home equity loans	211,663	477	68	1,110	2,103	215,421

Total	$1,739,922	$6,187	$1,041	$4,693	$47,269	$1,799,112

Total troubled debt restructurings included above	$7,681	$—	$258	$—	$10,374	$18,313

Non Performing Assets:
Loans 90+ and still accruing					$4,693
Nonaccrual loans					47,269

Total non performing loans					51,962

Other real estate owned:
Land					2,402
Commercial real estate					1,503
Acquisition, development & construction loans					991
One- to four-family					793
Consumer, including home equity loans					139

Total other real estate owned					5,828

Total non-performing assets					$57,790

Ratios:
Non-performing loans to total loans					2.89%
Non-performing assets to total assets					1.80%
Allowance for loan losses to total non-performing loans					53.00%
Allowance for loan losses to average loans					1.57%

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

Not all loans that are restructured as a TDR are classified as non accrual before the restructuring occurs. If the subsequent TDR designation of these accruing loans has been assigned because of a below market interest rate or an extension of time, the new restructured loan will remain on accrual. As noted all other loan restructures requires a minimum of 6 months of performance in accordance with the regulatory guideline.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Troubled debt restructurings at March 31, 2012 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$2,155	$—	$—	$—	$427	$2,582
Real estate—commercial mortgage	585	—	—	—	1,004	1,589
Real estate—commercial mortgage (CBL)	273	—	—	—	—	273
Acquisition, development and construction	4,668	—	258	—	8,943	13,869
Consumer loans, including home equity	—	—	—	—	—	—

Total	$7,681	$—	$258	$—	$10,374	$18,313

Allowance	$133	$—	$63	$—	$590	$786

Troubled debt restructurings at September 30, 2011 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$485	$—	$—	$—	$1,226	$1,711
Real estate—commercial mortgage	1,439	—	—	—	—	1,439
Acquisition, development and construction	6,975	266	—	446	6,566	14,253
Consumer loans, including home equity	161	—	—		—	161

Total	$9,060	$266	$—	$446	$7,792	$17,564

Allowance	$7	$56	$—	$—	$346	$409

The Company has committed to lend additional amounts totaling up to $4,225 as of March 31, 2012, and September 30, 2011, to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending March 31, 2012:

		Recorded Investment
	Number	Pre- Modification	Post - Modification
Restructured Loans:
Real estate—residential mortgage	4	$1,009	$995
Real estate—commercial mortgage	2	421	436

Total restructured loans	6	$1,430	$1,431

The troubled debt restructurings described above increased the allowance for loan losses by $0 for the three months ended March 31, 2012 and $134 for the six months ended March 31, 2012. There were no charge offs as a result of the above troubled debt restructurings.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A loan is considered to be in default once it is 90 days contractually past due under the modified terms. The following table presents by class loans that were modified as troubled debt restructurings during the last twelve months that have subsequently defaulted during the three and six months ended March 31, 2012:

	Three Months Ended March 31, 2012		Six Months Ended March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Acquisition Development & Construction	1	$446	1	$446
Real estate-commercial mortgage	—	—	1	850

Total	1	$446	2	$1,296

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of March 31, 2012 and September 30, 2011, the risk category of loans by segment of gross loans is as follows:

	March 31, 2012
	Special Mention	Substandard	Doubtful
Real estate—residential mortgage	$957	$10,793	$—
Real estate—commercial mortgage	12,899	24,199	—
Real estate—commercial mortgage (CBL)	2,106	3,475	—
Acquisition, development and construction	6,377	44,321	—
Commercial business loans	14,271	2,715	—
Commercial business loans (CBL)	525	173	—
Consumer loans, including home equity loans	244	3,459	—

Total	$37,379	$89,135	$—

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3. As of March 31, 2012, these securities have an amortized cost of $5,014 and a fair value of $4,711. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Present value estimated cash flow models were used discounted at a rate that was reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of March 31, 2012. The Company’s Chief Financial Officer ultimately determines the fair value of level 3 investment securities. These securities have a weighted average coupon rate of 2.86%, a weighted average life of 5.6 years, a weighted average one month prepayment history of 15.1 years and a weighted average twelve month default rate of 3.38 CDR. It was determined that two of these securities with a carrying amount of $4,556 and an amortized cost of $4,259 had other than temporary losses which resulted in a $38 other than temporary impairment charge for the six months ending March 31, 2012. These two securities have a total of $113 in other than temporary charges.

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Rating:
Aa1	$322	$326
Ba1	136	125
B1	2,761	2,623
B3	1,795	1,637

Total private label CMOs	$5,014	$4,711

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and six interest rate swaps (see note 9).

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A summary of assets and liabilities at March 31, 2012 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2012	Quoted Prices in Active markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$217,905	$—	$217,905	$—
Freddie Mac	107,536	—	107,536	—
Ginnie Mae	5,141	—	5,141	—
CMO/Other MBS	120,924	—	120,924	—
Privately issued collateralized mortgage obligations	4,711	—	—	4,711

	456,217	—	451,506	4,711
Investment securities
Federal agencies	232,902	—	232,902	—
Obligations of states and political subdivisions	162,439	—	162,439	—
Equities	1,159	—	1,159	—

Total investment securities available for sale	396,500	—	396,500	—

Total available for sale securities	852,717	—	848,006	4,711

Interest rate caps and swaps	1,256	—	1,256	—

Total assets	$853,973	$—	$849,262	$4,711

Swaps	$1,234	$—	$1,234	$—

Total Liabilities	$1,234	$—	$1,234	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

A summary of assets and liabilities at September 30, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$139,991	$—	$139,991	$—
Freddie Mac	100,675	—	100,675	—
Ginnie Mae	5,180	—	5,180	—
CMO/Other MBS	77,561	—	77,561	—
Privately issued collateralized mortgage obligations	4,851	—	—	4,851

	328,258	—	323,407	4,851
Investment securities
Federal agencies	204,648	—	204,648	—
Corporate debt securities	17,062	—	17,062	—
Obligations of states and political subdivisions	188,684	—	188,684	—
Equities	1,192	—	1,192	—

Total investment securities available for sale	411,586	—	411,586	—

Total available for sale securities	739,844	—	734,993	4,851

Interest rate caps and swaps	1,180	—	1,180	—

Total assets	$741,024	$—	$736,173	$4,851

Swaps	$1,114	$—	$1,114	$—

Total Liabilities	$1,114	$—	$1,114	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended March 31, 2012 and 2011.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending March 31, 2012:

	Fair Value Measurement Six months ended March 31, 2011 Using Significant Unobservable Inputs Level 3	Fair Value Measurement Six months ended March 31, 2012 Using Significant Unobservable Inputs Level 3
Private label CMO’s available for sale
Beginning Balance September 30	$5,996	$4,851
Pay downs	(216)	(148)
(Amortization) and accretion, net	—	3
Credit loss write down (OTTI)	—	(38)
Change in fair value	156	7

Ending Balance December 31	5,936	4,675

Pay downs	(288)	(178)
(Amortization) and accretion, net	(1)	3
Credit loss write down (OTTI)	—	—
Change in fair value	38	211

Ending Balance March 31,	$5,685	$4,711

Changes in fair value are included as part of net unrealized holding gains (losses) on securities available for sale net of related tax expense on the Consolidated Statements of Comprehensive Income (Loss).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans Held for Sale and Impaired Loans

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors. Fair value of loans held for sale is determined using quoted prices for similar assets (Level 2).

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing right which is its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependant loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to nonrecurring fair value measurements were $57,721 and $51,155 which equals the carrying value less the allowance for loan losses allocated to these loans at March 31, 2012 and September 30, 2011, respectively. Changes in fair value recognized on provisions on loans held by the Company were $2,359 and $864 for the six months ended March 31, 2012 and 2011, respectively.

When valuing impaired loans that are collateral dependent, the Company charges off the difference between the recorded investment in the loan and the appraised value, which is generally less than six months old, but any event no more than nine months old. In addition, an impairment reserve is established equal to 10% of the appraised value to take into account the inability of the Bank to dispose of the property at the appraised value, In addition, a reserve for estimated costs to dispose of the asset is established, in a range of 7% to 22%, depending on our analysis of individual properties. Loans that are cash flow dependent are charged of for the difference between the net present values calculated at the effective note rate of the probable cash flows to be received from the borrower. In general, we establish an impairment reserve for 10% of the present value to cover contingencies. Nearly all our impaired loans are considered collateral dependent.

A summary of impaired loans at March 31, 2012 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate—residential mortgage	$6,516	$—	$—	$6,516
Real estate—commercial mortgage	6,115	—	—	6,115
Real estate—commercial mortgage (CBL)	1,583	—	—	1,583
Commercial business loans	28	—	—	28
Commercial business loans (CBL)	4	—	—	4
Acquisition, development and construction	7,936	—	—	7,936
Consumer loans	809	—	—	809

Total impaired loans with specific allowance allocations	$22,991	$—	$—	$22,991

A summary of impaired loans at September 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate—residential mortgage	$6,469	$—	$—	$6,469
Real estate—commercial mortgage	3,741	—	—	3,741
Commercial business loans (CBL)	2,119	—	—	2,119
Acquisition, development and construction	2,126	—	—	2,126
Consumer loans	569	—	—	569

Total impaired loans with specific allowance allocations	$15,024	$—	$—	$15,024

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. Changes in fair value of mortgage servicing rights, which required an impairment charge and were subsequently recognized in income, for the three months ended March 31, 2012 and 2011 were $32 and $0, respectively. Changes in fair value of mortgage servicing rights, which required an impairment charge and were subsequently recognized in income, for the six months ended March 31, 2012 and 2011, were $128 and $0, respectively. These amounts are considered immaterial for any previous periods.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes the new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have generally been classified as Level 3. Appraisals are reviewed and verified by the Chief Credit Officer and/or Chief Risk Officer. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $5,828 and $5,391 at March 31, 2012 and September 30, 2011, respectively. There were $208 and $100 changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending March 31, 2012 and 2011, respectively. There were $276 and $100 changes in fair value recognized through income for those foreclosed assets held by the Company during the six months ending March 31, 2012 and 2011, respectively.

Assets taken in foreclosure of loans of $5,828 were transferred between Level 2 and Level 3 as of March 31, 2012. The valuation of these properties involves judgments of the individual appraisers as well as adjustments for differences due to the availability of data on the properties, which classifies as Level 3.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2012:

	March 31, 2012
	Carrying amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$89,019	$89,019	$—	$—
Securities available for sale	852,717	—	848,006	4,711
Securities held to maturity	174,824	—	176,869	—
Loans	1,771,325	—	—	1,835,117
Loans held for sale	1,736	—	1,736	—
Accrued interest receivable	9,975	—	9,975	—
FHLB of New York stock	17,129	—	17,129	—
Financial liabilities:
Non-maturity deposits	(2,094,899)	(2,094,899)	—	—
Certificates of Deposit	(274,089)	—	(275,742)	—
FHLB and other borrowings	(313,849)	—	(348,064)	—
Mortgage escrow funds	(15,210)	—	(15,208)	—
Accrued interest payable	(1,558)	—	(1,558)	—

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2011:

	September 30, 2011
	Carrying amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$281,512	$281,512	$—	$—
Securities available for sale	739,844	—	734,993	4,851
Securities held to maturity	110,040	—	111,272	—
Loans	1,675,882	—	—	1,718,372
Loans held for sale	4,176	—	4,176	—
Accrued interest receivable	9,904	—	9,904	—
FHLB of New York stock	17,584	—	17,584	—
Financial liabilities:
Non-maturity deposits	(1,993,036)	(1,993,036)		—
Certificates of Deposit	(303,659)	—	(305,940)	—
FHLB and other borrowings	(375,021)	—	(417,879)	—
Mortgage escrow funds	(9,701)	—	(9,701)	—
Accrued interest payable	(1,816)	—	(1,816)	—

The following paragraphs summarize the principal methods and assumptions, not previously presented, used by management to estimate the fair value of the Company’s financial instruments.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

(a) Cash and due from banks

The carrying value of cash and due from banks approximates their fair value and are classified as Level 1.

(b) Loans held for sale

Loans held for sale are recorded at the lower of cost or fair value in accordance with GAAP and are classified as Level 2.

(c) Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. For valuation purposes, the total loan portfolio was segregated into adjustable-rate and fixed-rate categories. Fixed-rate loans were further segmented by type, such as residential mortgage, commercial mortgage, commercial business and consumer loans. Loans were also segmented by maturity dates. Fair values were estimated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the current market rate on loans that are similar with regard to collateral, maturity and the type of borrower. The discounted value of the cash flows was reduced by a credit risk adjustment based on loan categories. Based on the current composition of the Company’s loan portfolio, as well as past experience and current economic conditions and trends, the future cash flows were adjusted by prepayment assumptions that shortened the estimated remaining time to maturity and therefore affected the fair value estimates resulting in a Level 3 classification. Valuation for impaired loans has been described previously. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

(d) FHLB of New York Stock

The redeemable carrying amount of these securities with limited marketability approximates their fair value and as such are classified as Level 2

(e) Deposits and Mortgage Escrow Funds

In accordance with FASB Codification Topic 825, deposits with no stated maturity (such as savings, demand and money market deposits) were assigned fair values equal to the carrying amounts payable on demand and as such are classified as Level 1. Certificates of deposit and mortgage escrow funds were segregated by account type and original term, and fair values were estimated by discounting the contractual cash flows. The discount rate for each account grouping was equivalent to the current market rates for deposits of similar type and maturity resulting in a Level 2 classification.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base. Management believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

(f) Borrowings

Fair values of FHLB and other borrowings were estimated by discounting the contractual cash flows. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered on borrowings of similar type and maturity resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

(h) Other Financial Instruments

The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At March 31, 2012 and September 30, 2011, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

6. Securities

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Mortgage-backed securities-residential
Fannie Mae	$213,538	$4,442	$(75)	$217,905
Freddie Mac	104,881	2,655	—	107,536
Ginnie Mae	4,909	232	—	5,141
CMO/Other MBS	124,055	2,022	(442)	125,635

	447,383	9,351	(517)	456,217

Investment securities
Federal agencies	230,206	2,946	(250)	232,902
Corporate bonds	—	—	—	—
State and municipal securities	150,732	11,708	(1)	162,439
Equities	1,192	—	(33)	1,159

	382,130	14,654	(284)	396,500

Total available for sale	$829,513	$24,005	$(801)	$852,717

September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$136,699	$3,292	$—	$139,991
Freddie Mac	98,511	2,205	(41)	100,675
Ginnie Mae	4,973	207	—	5,180
CMO/Other MBS	81,170	1,764	(522)	82,412

	321,353	7,468	(563)	328,258

Investment securities
Federal agencies	199,741	4,986	(79)	204,648
Corporate bonds	16,984	257	(179)	17,062
State and municipal securities	177,666	11,018	—	188,684
Equities	1,192	—	—	1,192

	395,583	16,261	(258)	411,586

Total available for sale	$716,936	$23,729	$(821)	$739,844

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

	March 31, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$3,348	$3,372
One to five years	83,052	86,562
Five to ten years	252,171	259,671
Greater than ten years	42,367	45,736

Total investment securities	380,938	395,341

Mortgage backed securities-residential	447,383	456,217
Equity securities	1,192	1,159

Total available for sale securities	$829,513	$852,717

Proceeds from sales of securities available for sale totaled $150,657 and $270,351 during the six months ending March 31, 2012 and 2011, respectively. These sales resulted in gross realized gains of $2,912 and $748 for the six months ending March 31, 2012 and 2011, respectively. There were gross realized losses of $13 and $0 for the three and six months ending March 31, 2012 and 2011, respectively.

Securities, including some held to maturity securities, with carrying amounts of $234,959 and $206,829 were pledged as collateral for borrowings at March 31, 2012 and September 30, 2011, respectively. Securities with carrying amounts of $564,839 and $438,081 were pledged as collateral for municipal deposits and other purposes at March 31, 2012 and September 30, 2011.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fannie Mae	$19,915	$(75)	$—	$—	$19,915	$(75)
CMO/Other MBS	9,582	(135)	4,384	(307)	13,966	(442)

Total mortgage backed securities—residential	29,497	(210)	4,384	(307)	33,881	(517)

Federal agencies	59,694	(250)	—	—	59,694	(250)
State and municipal securities	342	(1)	—	—	342	(1)
Equity	909	(33)	—	—	909	(33)

Total	$90,442	$(494)	$4,384	$(307)	$94,826	$(801)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac	$10,262	$(41)	$-	$—	$10,262	$(41)
CMO/Other MBS	3,037	(257)	1,813	(265)	4,850	(522)

Total mortgage backed securities—residential	13,299	(298)	1,813	(265)	15,112	(563)

Federal agencies	9,914	(79)	—	—	9,914	(79)
Corporate bonds	1,886	(179)	—	—	1,886	(179)

Total	$25,099	$(556)	$1,813	$(265)	$26,912	$(821)

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at March 31, 2012, the Company concluded that it expects to recover the amortized cost basis of its investments on all but two private label collateralized mortgage-backed securities (“CMO’s”) which incurred impairment charges of $38 for the six months ended March 31, 2012. Total cumulative impairment charges on the two private label CMO’s total $113. As of March 31, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

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

Substantially all of the unrealized losses at March 31, 2012 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. A total of 19 available for sale securities were in a continuous unrealized loss position for less than 12 months and three securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $5,014 and a fair value (carrying value) of $4,711 as of March 31, 2012. Two of the four securities are considered to be other than temporarily impaired as noted above and are below investment grade. The impaired private label CMO’s have an amortized cost of $4,556 and a fair value of $4,260 at March 31, 2012. The remaining two securities are rated at or above Ba1 and are performing as of March 31, 2012 and are expected to perform based on current information.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Mortgage-backed securities-residential
Fannie Mae	$31,127	$387	$—	$31,514
Freddie Mac	54,269	453	—	54,722
CMO/Other MBS	29,710	248	(3)	29,955

	115,106	1,088	(3)	116,191

Investment securities
Federal agencies	40,746	24	(257)	40,513
State and municipal securities	17,472	1,159	—	18,631
Other	1,500	34	—	1,534

	59,718	1,217	(257)	60,678

Total held to maturity	$174,824	$2,305	$(260)	$176,869

September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,298	$63	$—	$1,361
Freddie Mac	32,858	103	(120)	32,841
CMO/Other MBS	25,828	155	—	25,983

	59,984	321	(120)	60,185

Investment securities
Federal agencies	29,973	25	(141)	29,857
State and municipal securities	18,583	1,108	—	19,691
Other	1,500	39	—	1,539

	50,056	1,172	(141)	51,087

Total held to maturity	$110,040	$1,493	$(261)	$111,272

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	March 31, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$8,037	$8,098
One to five years	4,163	4,380
Five to ten years	44,031	44,258
Greater than ten years	3,487	3,942

Total investment securities	59,718	60,678

Mortgage backed securities-residential	115,106	116,191

Total held to maturity securities	$174,824	$176,869

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
CMO other MBS	$4,910	$(3)	$—	$—	$4,910	$(3)

Total mortgage back securities	4,910	(3)	—	—	4,910	(3)

Federal agencies	35,490	(257)	—	—	35,490	(257)

Total	$40,400	$(260)	$—	$—	$40,400	$(260)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	$25,770	$(120)	$—	$—	$25,770	$(120)
Federal Agencies	24,831	(141)	—	—	24,831	(141)

Total	$50,601	$(261)	$—	$—	$50,601	$(261)

All of the unrealized losses on held to maturity securities at March 31, 2012 are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at March 31, 2012. There were no held-to-maturity securities in a continuous unrealized loss position for more than 12 months and 6 securities in a continuous unrealized loss for less than 12 months. For securities with fixed maturities, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. As of March 31, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

7. Deposits

Major classifications of deposits are summarized below:

	March 31, 2012	September 30, 2011
Demand Deposits
Retail	$167,247	$194,299
Business	314,177	296,505
Municipal	20,339	160,422
NOW Deposits
Retail	198,084	164,637
Business	34,407	37,092
Municipal	182,098	200,773

Total transaction accounts	916,352	1,053,728
Savings	479,648	429,825
Money market	698,899	509,483
Certificates of deposit	274,089	303,659

Total deposits	$2,368,988	$2,296,695

Municipal deposits of $607,158 and $614,834 were included in total deposits at March 31, 2012 and September 30, 2011, respectively. Deposits received for tax receipts were approximately $284,000 at September 30, 2011. Listed below are the Company’s brokered deposits included in the table above:

	March 31, 2012	September 30, 2011
Money market	$31,984	$5,725
Reciprocal CDAR’s1	1,353	2,746
CDAR’s one way	762	3,366

Total brokered deposits	$34,099	$11,837

[1]	Certificate of deposit account registry service

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

8. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$106,867	3.97%	$111,828	3.83%
FHLB Repurchase agreements	206,982	3.79	211,694	3.61
Senior Debt (FDIC insured)	—	—	51,499	2.75

Total borrowings	$313,849	3.85%	$375,021	3.56%

By remaining period to maturity:
Less than one year	$—	—%	$61,500	2.96%
One to two years	36,050	2.93	5,066	4.04
Two to three years	52,181	3.17	35,795	2.37
Three to four years	—	—	49,312	2.28
Four to five years	102,578	4.20	211	5.32
Greater than five years	123,040	4.12	223,137	4.18

Total borrowings	$313,849	3.85%	$375,021	3.56%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2012 and September 30, 2011, the Bank had pledged mortgages totaling $575,323 and $464,900 respectively. The Bank had also pledged securities with carrying amounts of $234,958 and $206,829 as of March 31, 2012 and September 30, 2011, respectively, to secure borrowings. As of March 31, 2012, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $496,433. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

FHLB borrowings which are putable quarterly at the discretion of the FHLB (includes both advance and repurchase agreements) were $200,000 as of March 31, 2012 and September 30, 2011. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 5.05 years and 5.56 years and weighted average interest rates of 4.23 percent at March 31, 2012 and September 30, 2011. An additional $20,000 is putable on a one time basis after an initial lockout period beginning in February 2013 with an interest rate of 3.57 percent.

In November 2011, the Company restructured $5,000 of its FHLBNY advances which had a weighted average rate of 4.04 percent and a duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent net of prepayment penalties, duration of 1.6 years. Prepayment penalties of $278 associated with the modifications are being amortized to maturity on a level yield basis.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

9. Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5 percent and 4.0 percent. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for March 31, 2012 and 2011 is a fair value loss of $43 and a fair value gain of $232, respectively. The fair value of the interest rate caps at March 31, 2012 is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the six months ended March 31, 2012 and 2011. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At March 31, 2012 summary information regarding these derivatives is presented below:

	March 31, 2012
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	2.68	3.75%	NA %	$22
3rd party interest rate swap	23,771	7.19	4.63	1 m Libor + 2.32%	1,234
Customer interest rate swap	(23,771)	7.19	4.63	1 m Libor + 2.32%	(1,234)

At September 30, 2011, summary information regarding these derivatives is presented below:

	September 30, 2011
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	3.18	3.75%	NA %	$65
3rd party interest rate swap	12,009	10.23	5.28	1 m Libor + 2.15%	1,114
Customer interest rate swap	(12,009)	10.23	5.28	1 m Libor + 2.15%	(1,114)

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

Basic earnings per common share are computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding (basic), in ‘000s	37,281	37,496	37,266	37,525
Net Income	$5,701	$3,573	$11,418	$10,293
Basic earnings per common share	$0.15	$0.10	$0.31	$0.27

Diluted earnings per common share are computed as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding (basic), in ‘000s	37,281	37,496	37,266	37,525
Effect of common stock equivalents	36	1	10	—

	37,317	37,497	37,276	37,525
Net Income	$5,701	$3,573	$11,418	$10,293
Diluted earnings per common share	$0.15	$0.10	$0.31	$0.27

As of March 31, 2012, 1,710,943 and 1,832,280 weighted average shares were anti-dilutive for the three month period and six month period, respectively. As of March 31, 2011, 1,891,341 and 1,904,163 weighted average shares were anti-dilutive for the three month period and six month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

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

As of March 31, 2012, the Company had $18,500 in outstanding letters of credit, of which $5,371 are cash secured and $2,486 were secured by collateral. The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

12. Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three months Ended March 31,		Three months Ended March 31,
	2012	2011	2012	2011
Service Cost	$—	$—	$9	$7
Interest Cost	376	371	27	27
Expected return on plan assets	(532)	(581)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	579	508	(15)	(24)

	$423	$298	$39	$28

	Pension Plan		Other Post Retirement Plans
	Six months Ended		Six months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Service Cost	$—	$—	$18	$14
Interest Cost	751	749	54	54
Expected return on plan assets	(1,063)	(1,079)	—	—
Amortization of net transition obligation	—	—	12	12
Amortization of prior service cost	—	—	24	24
Amortization of (gain) or loss	1,158	1,017	(30)	(48)

	$846	$687	$78	$56

As of March 31, 2012, no contributions had been deposited into the pension plan during fiscal year 2012. The Company has not yet determined if additional contributions will be made during the fiscal year 2012.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $26 for the six months ended March 31, 2012 and $305 (including a settlement charge of $278) for the six months ended March 31, 2011. As of March 31, 2012, there was $84 in contributions to fund benefit payments related to the SERP.

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

We specialize in the delivery of service solutions to business owners, their families and consumers within our marketplace through a team based approach. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Going forward imperatives for the Company will be to grow revenue and earnings by expanding client acquisitions, and to improve credit metrics and efficiency levels. To achieve these goals we will continue to focus on high value client segments, expand delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and proactively manage enterprise risk.

The Company’s results for the first six months year to date fiscal 2012 reflected the effects of the implementation of our strategies. During first six months of fiscal 2012 we restructured the organization around markets and have hired leadership to assume the roles of Market Presidents and a Chief Operating Officer. We also announced our expansion into New York City which follows through on our strategic objective of expanding our reach into the greater New York City marketplace. In line with our strategies, during the month of January, we entered into a definitive agreement to acquire Gotham Bank of New York. Gotham Bank provides an attractive platform in the New York City marketplace from which to grow our franchise. In addition we have hired 5 seasoned commercial banking teams for the New York City marketplace, all with proven track records of delivering superior service to their clients, as well as restructured the legacy market teams bringing the total teams to 13. Along with the restructuring we have introduced a measurement and accountability system for the teams that align incentives with shareholder objectives.

We continue to experience pressure on net interest income as low rates continue to cause many assets to prepay or to be called. Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits and certain core deposits, and continuation of our deposit pricing discipline. Current market interest rates remained low, and may have an affect on our reinvestment opportunities.

We continue to work through the criticized and classified portfolio seeking positive resolution on existing problem credits. The loan portfolio demonstrates an improving credit risk profile as nearly all originations are at the desirable internal risk rating of five or better. Our average portfolio risk rating improved to 5.459 at March 31, 2012 from 5.504 at September 30, 2011. The ADC portfolio continues to decline in size as we have deemphasized this business and repayments continue. The increase seen in non performing loans at March 31, 2012 was due primarily to negative migration in the ADC portfolio. This portfolio continues to be the focus of our efforts. We have active plans for resolution, and we believe that pursuing these plans, rather than selling the assets will produce better results for our stockholders. Virtually all of our non performing loans are real estate secured and are marked to current values every six to twelve months.

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Total assets as of March 31, 2012 increased $73.5 million or 2.3 percent from September 30, 2011 primarily due to increases in investment securities and gross loans. These increases were offset by a decrease in cash and due from banks, as of September 30, 2011 balances historically reflect deposits of municipal tax collections that are drawn down over time to fund government expenditures.

Net loans as of March 31, 2012 increased $95.4 million or 5.7 percent to $1.8 billion from September 30, 2011. Commercial real estate loans were the sole contributor with an increase of $151.3 million. Acquisition, Development and Construction loans (ADC) declined $12.1 million to $163.8 million compared to $175.9 million at September 30, 2011, a reflection of the Company’s de-emphasis on the originations of this type of loan. Consumer loans decreased by $9.4 million, and residential loans decreased by $23.1 million as of March 31, 2012. Total loan originations, including loans originated for sale were $398.2 million as of March 31, 2012, while repayments were $260.0 million. Loan loss reserves decreased $130,000 for the period ending March 31, 2012 to $27.8 million compared to September 30, 2011.

Total securities increased by $177.7 million, to $1.0 billion at March 31, 2012 from $849.9 million at September 30, 2011. Securities purchases were $388.8 million, sales of securities were $150.7 million, and maturities, calls, and repayments were $64.2 million. Carrying values of securities increased by $296,000 mainly due to unrealized gains. Securities gains and other than temporarily impaired losses were $4.9 million and net amortization of securities were $1.5 million the period ended March 31, 2012.

Deposits as of March 31, 2012 were $2.4 billion, an increase of $72.3 million, or 3.1 percent, from September 30, 2011. As of March 31, 2012 transaction accounts were 38.7 percent of deposits, or $916.4 million compared to $1.1 billion or 45.9 percent of deposits at September 30, 2011. Deposits received from municipalities for tax payments were approximately $284.0 million at September 30, 2011. As of March 31, 2012 savings deposits were $479.6 million, an increase of $49.8 million or 11.6 percent. Money market accounts increased $189.4 million or 37.2 percent to $698.9 million at March 31, 2012. Certificate of deposit accounts decreased by $29.6 million or 9.7 percent. As of March 31, 2012, the Company had $34.1 million in wholesale deposits.

Borrowings decreased by $61.2 million or 16.3 percent, from September 30, 2011, to $313.8 million primarily due to the Company’s FDIC guaranteed borrowing maturing during February 2012. The Company completed restructuring of $5.0 million of FHLBNY advances during the first quarter of fiscal 2012 which had a weighted average rate of 4.04 percent and duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent, and a duration of 1.6 years. Prepayment penalties of $278,500 associated with the modifications are being amortized into interest expense over the modification period on a level yield basis

Stockholders’ equity increased $8.6 million from September 30, 2011 to $439.7 million at March 31, 2012. The increase was mainly due to an increase in retained earnings of $6.9 million and accumulated other comprehensive income of $849,000.

As of March 31, 2012 the Company had authorization to purchase up to additional 776,713 shares of common stock. Bank Tier I capital to assets was 8.3 percent at March 31, 2012. Tangible capital as a percentage of tangible assets at the consolidated company level was 9.02 percent.

Credit Quality (Also see Note 4 to the consolidated financial statements)

Our loan portfolio is growing with loans originated in one of our strongest portfolio segments, commercial real estate loans that are secured by income producing properties. That portfolio grew from $703.4 million at September 30, 2011 to $854.7 million at March 31, 2012. We continue to work with loans in the ADC category, however, March 31, 2012 NPLs in this category accounted for 45.3 percent of total NPLs, while comprising just 9.1 percent of the loan portfolio. Total NPLs increased from $40.6 million at September 30, 2011 to $52.0 million at March 31, 2012, while NPLs in the ADC category went from $17.0 million to $23.5 million. The increase was primarily caused by two new relationships falling into this category, the largest of which was about $3.6 million.

Our criticized loans increased from $23.0 million to $37.4 million at September 30, 2011 and March 31, 2012, respectively. The increase is primarily attributable to $10 million of upgrades from substandard combined with a downgrade from our pass portfolio of a loan on a delayed, but actively selling single family development project with a strong obligor. Classified loans decreased $4.9 million from $94.0 million at September 30, 2011 to $89.1 million at March 31, 2012. The previously mentioned upgrade was partially offset by downgrades in our CRE portfolio.

Net charge-offs fiscal year-to-date were $4.9 million, approximately the same as the prior year-to-date. Net charge-offs this year benefitted by approximately $1.0 million in recoveries recorded in the quarter ending December 31, 2011. We continue to incur charge-offs in our real estate secured portfolios from further write-downs based on new appraisals, as residential property in our market area has decreased in value year over year. Conversely, losses in our credit scored C&I loan portfolio have moderated, reflecting $160,000 in net recoveries year-to-date.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

Net income for the three months ended March 31, 2012 was $5.7 million or $0.15 per diluted share, an increase of $2.1 million compared to $3.6 million or $0.10 per diluted share, for the same period in fiscal 2011. The primary factors accounting for the change were:

•	higher gains on sales of securities of $2.9 million in the second quarter of 2012 compared to $748,000 for the same period in 2011.

•	lower expenses of $501,000 primarily due to lower occupancy and marking costs.

•	an increase in net interest income after provision of $644,000. Higher volume driven income on securities and lower volume driven borrowing expense was offset in part by a higher provision.

Relevant performance measures follow:

	Three Months Ended March 31,
	2012	2011
Per common share:
Basic earnings	$0.15	$0.10
Diluted earnings	0.15	0.10
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.73%	0.49%
Equity	5.22%	3.45%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,167,620	$14,600	5.03%	$1,035,490	$14,079	5.51%
Consumer loans	223,988	2,459	4.42	234,326	2,571	4.45
Residential mortgage loans	378,851	5,094	5.41	385,232	5,389	5.67

Total net loans [1]	1,770,459	22,153	5.03	1,655,048	22,039	5.40

Securities-taxable	799,753	4,415	2.22	684,834	3,531	2.09
Securities-tax exempt [2]	185,062	2,460	5.35	214,634	2,925	5.53
Federal Reserve balances	17,604	9	0.21	18,628	2	0.04
Other earning assets	19,164	235	4.92	20,987	330	6.38

Total securities and other earning assets	1,021,583	7,119	2.80	939,083	6,788	2.93

Total interest-earning assets	2,792,042	29,272	4.22	2,594,131	28,827	4.51

Non-interest-earning assets	339,812			346,168

Total assets	$3,131,854			$2,940,299

Interest bearing liabilities:
NOW Checking	$389,846	106	0.11%	$338,503	171	0.20%
Savings, clubs and escrow	463,971	66	0.06	416,777	113	0.11
Money market accounts	654,013	430	0.26	490,215	412	0.34
Certificate accounts	284,737	615	0.87	367,099	889	0.98

Total interest-bearing deposits	1,792,567	1,217	0.27	1,612,594	1,585	0.40
Borrowings	375,765	3,289	3.52	420,069	3,707	3.58

Total interest-bearing liabilities	2,168,332	4,506	0.84	2,032,663	5,292	1.06

Non- interest bearing deposits	503,539			468,031
Other non-interest-bearing liabilities	20,599			19,758

Total liabilities	2,692,470			2,520,452
Stockholders’ equity	439,384			419,847

Total liabilities and equity	$3,131,854			$2,940,299

Net interest rate spread			3.38%			3.45%

Net earning assets	$623,710			$561,468

Net interest margin		24,766	3.57%		23,535	3.68%

Less tax equivalent adjustment [2]		(861)			(1,024)

Net interest income		$23,905			$22,511

Ratio of average interest-earning assets to average interest bearing liabilities	128.76%			127.62%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended March 31, 2012 vs. 2011 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$1,787	$(1,266)	$521
Consumer loans	(97)	(15)	(112)
Residential mortgage loans	(78)	(217)	(295)
Securities-taxable	644	240	884
Securities-tax exempt[2]	(376)	(89)	(465)
Federal Reserve excess reserves	—	7	7
Other earning assets	(21)	(74)	(95)

Total interest income	1,859	(1,414)	445

Interest-bearing liabilities
NOW checking	22	(87)	(65)
Savings	11	(58)	(47)
Money market	126	(108)	18
Certificates of deposit	(183)	(91)	(274)
Borrowings	(398)	(20)	(418)

Total interest expense	(422)	(364)	(786)

Net interest margin	2,281	(1,050)	1,231
Less tax equivalent adjustment[2]	133	30	163

Net interest income	$2,414	$(1,020)	$1,394

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2012 was $23.9 million, an increase of $1.4 million, compared to the same quarter of fiscal 2011. Gross interest income on a tax-equivalent basis of $29.3 million increased $445,000 for the quarter ended March 31, 2012 compared to the same period in fiscal 2011. Interest expense declined by $786,000 with the decrease mainly in certificates of deposit of $274,000 and borrowings of $418,000, the average costs of borrowings decreased due to the Company’s guaranteed FDIC borrowing maturing in February 2012. Volume driven increase in net interest income with margin compression due to lower rates.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb incurred loan losses inherent in the existing portfolio. The Company recorded $2.9 million in loan loss provisions for the quarter ended March 31, 2012 compared to $2.1 million at March 31, 2011. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the quarter ended March 31, 2012 were $3.3 million, which included $1.7 million of specific reserves recorded in prior periods, compared to net charge-offs of $3.0 million for the same period in 2011.

Non-interest income for the three months ended March 31, 2012 increased by $2.2 million to $8.0 million over the second quarter of fiscal 2011. The primary drivers of the increase was higher gains on sales of securities of $2.9 million compared to $748,000 for the same period last year.

Non-interest expense for the three months ended March 31, 2012 decreased by 2.3 percent, to $21.3 million compared to the same period in 2011. The decrease was primarily due to lower marketing and office and occupancy cost of $416,000 and $348,000, respectively. These expense reductions were offset in part by increases in compensation and benefits of $212,000 primarily associated with the expansion into the New York City market and foreclosed property expense of $295,000. Merger related costs of $299,000 were incurred related to the acquisition of Gotham Bank in the second quarter of 2012.

Income Tax increased $1.2 million to $2.0 million for the three months ended March 31, 2012, compared to $842,000 for the period ended March 31, 2011. The effective tax rate was 26.3 percent and 19.1 percent for the periods ended March 31, 2012 and 2011, respectively. The increase is due to higher BOLI income and larger tax exempt municipal security interest related to pre-tax income fiscal 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and March 31, 2011

Net income for the six months ended March 31, 2012 was $11.4 million or $0.31 per diluted share, an increase of $1.1 million compared to $10.3 million or $0.27 per diluted share, for the same period in fiscal 2011. Primary factors accounting for the changes were:

•	higher net interest income in the six months ended 2012 of $1.4 million driven by lower interest expense on certificates of deposit and borrowings both due primarily to lower volumes.

•

lower non-interest expense primarily driven by lower compensation and benefits, occupancy and advertising costs. Also contributing to the reduced expense were lower stationary and supply expense and business development expenses, partially offset by higher foreclosed property expense which are included in the other expense category.

•

lower non-interest income in the six months ended March 31, 2012 was primary attributable to a gain on the fair value on interest rate caps in 2011 compared to a loss in 2012 as well as lower loan fees in 2012.

Relevant performance measures follow:

	Six Months Ended March 31,
	2012	2011
Per common share:
Basic earnings	$0.31	$0.27
Diluted earnings	0.31	0.27
Dividends declared	0.12	0.12
Return on average (annualized):
Assets	0.74%	0.70%
Equity	5.25%	4.86%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Six Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,132,356	$28,845	5.09%	$1,037,801	$28,943	5.59%
Consumer loans	225,640	5,094	4.52	236,344	5,243	4.45
Residential mortgage loans	383,172	10,363	5.41	394,501	11,058	5.62

Total net loans [1]	1,741,168	44,302	5.09	1,668,646	45,244	5.44

Securities-taxable	747,741	8,405	2.25	688,631	7,061	2.06
Securities-tax exempt [2]	195,269	5,189	5.31	218,258	5,886	5.41
Federal Reserve balances	50,198	72	0.29	13,488	18	0.27
Other earning assets	18,948	427	4.51	22,640	714	6.32

Total securities and other earning assets	1,012,156	14,093	2.78	943,017	13,679	2.91

Total interest-earning assets	2,753,324	58,395	4.24	2,611,663	58,923	4.52

Non-interest-earning assets	343,674			339,332

Total assets	$3,096,998			$2,950,995

Interest bearing liabilities:
NOW Checking	$394,390	270	0.14%	$328,076	344	0.21%
Savings, clubs and escrow	454,552	147	0.06	410,913	222	0.11
Money market accounts	615,491	827	0.27	461,730	751	0.33
Certificate accounts	293,775	1,286	0.88	386,885	1,910	0.99

Total interest-bearing deposits	1,758,208	2,530	0.29	1,587,604	3,227	0.41
Borrowings	384,321	6,906	3.59	451,344	7,941	3.53

Total interest-bearing liabilities	2,142,529	9,436	0.88	2,038,948	11,168	1.10

Non- interest bearing deposits	502,072			469,468
Other non-interest-bearing liabilities	17,163			18,156

Total liabilities	2,661,764			2,526,572
Stockholders’ equity	435,234			424,423

Total liabilities and equity	$3,096,998			$2,950,995

Net interest rate spread			3.36%			3.42%

Net earning assets	$610,795			$572,715

Net interest margin		48,959	3.56%		47,755	3.67%

Less tax equivalent adjustment [2]		(1,816)			(2,060)

Net interest income		$47,143			$45,695

Ratio of average interest-earning assets to average interest bearing liabilities	128.51%			128.09%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Six Months Ended March 31, 2012 vs. 2011 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$2,569	$(2,667)	$(98)
Consumer loans	(234)	85	(149)
Residential mortgage loans	(302)	(393)	(695)
Securities-taxable	648	696	1,344
Securities-tax exempt[2]	(593)	(104)	(697)
Federal Reserve excess reserves	53	1	54
Other earning assets	(92)	(195)	(287)

Total interest income	2,049	(2,577)	(528)

Interest-bearing liabilities
NOW checking	59	(133)	(74)
Savings	25	(100)	(75)
Money market	229	(153)	76
Certificates of deposit	(427)	(197)	(624)
Borrowings	(1,195)	160	(1,035)

Total interest expense	(1,309)	(423)	(1,732)

Net interest margin	3,358	(2,154)	1,204
Less tax equivalent adjustment[2]	212	32	244

Net interest income	$3,570	$(2,122)	$1,448

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the six months ended March 31, 2012 of $47.1 million an increase of $1.4 million, compared to the period ended March 31, 2011. Gross interest income on a tax-equivalent basis of $58.4 million decreased $528,000 when compared to the same period in fiscal 2011. Interest expense declined by $1.7 million with the decrease mainly in certificates of deposit of $624,000 and borrowings of $1.0 million. The average costs of borrowings decreased due to the Company’s FDIC guaranteed borrowing maturing February 2012.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $4.8 million in loan loss provisions for the six months ended March 31, 2012, compared to $4.2 million for 2011. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the six months ended March 31, 2012 were $4.9 million, which included $3.4 million of specific reserves recorded in prior periods.

Non-interest income for the six months ended March 31, 2012 decreased by $531,000 to $15.1 million. The decrease was mainly attributable to a higher fair value gain on interest rate caps in the prior year, six months ended March 31, 2011 and declines in other loan fees for the six months ended March 31, 2012 compared to the same period ending March 31, 2011.

Non-interest expense for the six months ended March 31, 2012 decreased by 2.4 percent, to $42.0 million, primarily due to lower occupancy and operations, marketing, consulting and FDIC costs declined by $282,000, $756,000, $504,000 and $216,000 respectively. These expense reductions were offset in part by merger-related costs related to the acquisition of Gotham Bank of $546,000 and an increase in foreclosed property expense of $584,000.

Income Tax increased $241,000 to $4.1 million for the six months ended March 31, 2012, compared to $3.8 million for the period ended March 31, 2011. The effective tax rate was relatively unchanged at 26.2 percent and 27.1 percent for the periods ended March 31, 2012 and 2011, respectively.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2012 and 2011, our loan originations totaled $398.2 million and $299.5 million, respectively. Purchases of securities available for sale totaled $311.7 million and $357.2 million for the six months ended March 31, 2012 and 2011, respectively. Purchases of securities held to maturity totaled $77.1 million and $8.0 million for the six months ended March 31, 2012 and 2011, respectively. These activities were funded primarily by sales of securities, by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $63.4 million at March 31, 2012, and consisted of $51.4 million at adjustable or variable rates and $12.0 million at fixed rates. Unused lines of credit granted to customers were $234.9 million at March 31, 2012. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $58.0 million and $57.0 million at March 31, 2012 and September 30, 2011, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase in total deposits was $72.3 million and decrease of $52.8 million for the six months ended March 31, 2012 and 2011, respectively. Based upon prior experience and our current pricing strategy, management believes that a significant portion of deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit spreads narrowed steadily during the past year and many are very near historically low levels. Nevertheless, loan demand remains down, causing liquidity to remain high. Furthermore, the extremely low interest rate environment caused our deposits to remain at elevated levels which have also strengthened our liquidity position. Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels. However, much of this liquidity is held in the form of very short-term securities. The preference of depositors to stay short could lead to potential liquidity reductions in the future if we do not raise rates to retain these funds.

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $313.8 million was outstanding at March 31, 2012. At March 31, 2012, we had the ability to borrow an additional $253.0 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $211.0 million by pledging securities not required to be pledged for other purposes as of March 31, 2012. Further, at March 31, 2012 we had $34.1 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $1.4 million) and have relationships with several brokers to utilize these low cost sources of funding should conditions warrant further sources of funds.

The Company has an effective shelf registration covering $75 million of debt and equity securities that may be used, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors. As of March 31, 2012, the Company’s tangible capital as a percent of tangible assets increased 8 basis points to 9.02 percent, and its tangible book value increased $0.23 to $7.25 per share, compared to September 30, 2011. The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	March 31, 2012	September 30, 2011
Total assets	$3,210,871	$3,137,402
Goodwill and other amortizable intangibles	(164,862)	(165,490)

Tangible assets	$3,046,009	$2,971,912

Stockholders’ equity	$439,699	$431,134
Goodwill and other amortizable intangibles	(164,862)	(165,490)

Tangible stockholders’ equity	$274,837	$265,644

Outstanding Shares	37,899,007	37,864,008
Tangible capital as a % of tangible assets (consolidated)	9.02%	8.94%
Tangible book value per share	$7.25	$7.02

The Company declared a dividend of $0.06 per share payable on May 17, 2012 to stockholders of record on May 7, 2012.

The following table sets forth the Bank’s regulatory capital position at March 31, 2012 and September 30, 2011, compared to OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Tangible capital	$252,586	8.3%	$45,629	1.5%	$—	—
Tier 1 (core) capital	252,586	8.3	121,676	4.0	152,096	5.0%
Risk-based capital:
Tier 1	252,586	12.7	—	—	119,465	6.0
Total	277,512	13.9%	159,286	8.0%	199,108	10.0%

September 30, 2011:
Tangible capital	$241,196	8.1%	$44,460	1.5%	$—	—
Tier 1 (core) capital	241,196	8.1	118,559	4.0	148,199	5.0%
Risk-based capital:
Tier 1	241,196	11.8	—	—	122,126	6.0
Total	265,307	13.0%	162,835	8.0%	203,544	10.0%

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

Estimated Changes in NPV and NII. The table below sets forth, as of March 31, 2012, the estimated changes in our (1) NPV that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest Rates	Estimated	in NPV		Estimated	Estimated NII
(basis points)	NPV	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$300,557	$(81,557)	-21.3%	$106,837	$7,645	7.7%
+200	332,672	(49,442)	-12.9%	104,751	5,559	5.6%
+100	361,098	(21,016)	-5.5%	102,026	2,834	2.9%
0	382,114	0	0.0%	99,192	0	0.0%
-100	389,083	7,269	1.9%	93,412	(5,780)	-5.8%

The table set forth above indicates that at March 31, 2012, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 12.9 percent decrease in NPV and a 5.6 percent increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on NPV and NII beyond -100 basis points.

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

During the second quarter of fiscal year 2012, the federal funds target rate remained in a range of 0.00 – 0.25 percent as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 8 basis points from 0.25 percent to 0.33 percent at the end of the second quarter of fiscal year 2012 while the yield on U.S. Treasury 10 year notes increased 34 basis points from 1.89 percent to 2.23 percent over the same six month period. The disproportionate increase in yield on longer term maturities resulted in the 2-10 year treasury yield curve being steeper at the end of the second quarter of fiscal 2012 than it was when the year began. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Furthermore, during the second quarter of the current fiscal year the FOMC stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionably more than the longer end thereby resulting in margin compression.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities—NONE

Item 3.	Defaults Upon Senior Securities

    None

Item 4.	Not Applicable

Item 5.	Other Information

    None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document 1(filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document 1(filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document 1(filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 1(filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document 1(filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document 1(filed herewith)

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

Provident New York Bancorp

Date: May 10, 2012	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Stephen V. Masterson
Stephen V. Masterson
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)