Form 10-Q
period 2012-06-30
PROVIDENT NEW YORK BANCORP
filed 2012-08-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35385
______________________________
PROVIDENT NEW YORK BANCORP
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware	80-0091851
(State or Other Jurisdiction of	(IRS Employer ID No.)
Incorporation or Organization)

400 Rella Boulevard, Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including area code)
______________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 7, 2012
$0.01 per share	44,154,787

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED JUNE 30, 2012

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2012	September 30, 2011
ASSETS
Cash and due from banks	$111,400	$281,512
Securities (including $672,650 and $644,910 pledged as collateral for borrowings and deposits at June 30, 2012 and September 30, 2011 respectively)
Available for Sale	714,200	739,844
Held to maturity, at amortized cost (fair value of $174,402 and $111,272 at June 30, 2012 and September 30, 2011, respectively)	171,233	110,040
Total securities	885,433	849,884
Loans held for sale	5,369	4,176
Gross loans:	1,851,027	1,703,799
Allowance for loan losses	(27,587)	(27,917)
Total loans, net	1,823,440	1,675,882
Federal Home Loan Bank (“FHLB”) stock, at cost	18,207	17,584
Accrued interest receivable	9,059	9,904
Premises and equipment, net	38,877	40,886
Goodwill	160,861	160,861
Core deposit and other intangible assets	3,718	4,629
Bank owned life insurance (BOLI)	58,506	56,967
Foreclosed properties	7,292	5,391
Other assets	27,878	29,726
Total assets	$3,150,040	$3,137,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,332,091	$2,296,695
FHLB borrowings (including repurchase agreements of $207,268 and $211,694 at June 30, 2012 and September 30, 2011, respectively)	314,154	323,522
Borrowings senior unsecured note (FDIC insured)	—	51,499
Mortgage escrow funds	24,223	9,701
Other liabilities	34,902	24,851
Total liabilities	2,705,370	2,706,268
Commitment and contingent liabilities
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 45,929,552 issued; 37,899,007 and 37,864,008 shares outstanding at June 30, 2012 and September 30, 2011, respectively)	459	459
Additional paid-in capital	357,620	357,063
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(5,763)	(6,138)
Treasury stock, at cost (8,030,545 and 8,065,544 shares at June 30, 2012 and September 30, 2011, respectively)	(90,328)	(90,585)
Retained earnings	175,999	165,199
Accumulated other comprehensive income, net of taxes	6,683	5,136
Total stockholders’ equity	444,670	431,134
Total liabilities and stockholders’ equity	$3,150,040	$3,137,402

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans	$22,312	$22,261	$66,614	$67,505
Taxable securities	4,224	3,607	12,629	10,668
Non-taxable securities	1,581	1,829	4,954	5,655
Other earning assets	228	237	727	968
Total interest and dividend income	28,345	27,934	84,924	84,796
Interest expense:
Deposits	1,262	1,493	3,792	4,720
Borrowings	3,001	3,637	9,907	11,578
Total interest expense	4,263	5,130	13,699	16,298
Net interest income	24,082	22,804	71,225	68,498
Provision for loan losses	2,312	3,600	7,112	7,800
Net interest income after provision for loan losses	21,770	19,204	64,113	60,698
Non-interest income:
Deposit fees and service charges	2,816	2,674	8,312	8,085
Net gain on sale of securities	2,412	542	7,300	5,492
Other than temporary impairment on securities	(6)	(27)	(44)	(27)
Title insurance fees	249	312	774	949
Bank owned life insurance	518	488	1,538	1,535
Gain on sale of loans	578	9	1,468	861
Investment management fees	802	815	2,367	2,347
Fair value loss on interest rate cap	(14)	(259)	(57)	(27)
Other	624	663	1,468	1,681
Total non-interest income	7,979	5,217	23,126	20,896
Non-interest expense:
Compensation and employee benefits	10,845	11,122	33,165	33,533
Retirement benefit settlement charge	—	1,494	—	1,772
Stock-based compensation plans	326	284	885	859
Merger related expense	451	—	997	—
Occupancy and office operations	3,388	3,423	10,498	10,815
Advertising and promotion	440	855	1,480	2,651
Professional fees	1,128	1,137	3,111	3,242
Data and check processing	705	712	2,087	2,045
Amortization of intangible assets	283	305	911	1,088
Foreclosed property expense	428	461	1,045	494
FDIC insurance and regulatory assessments	782	587	2,253	2,274
ATM/debit card expense	437	400	1,273	1,159
Other	1,949	1,889	5,468	5,797
Total non-interest expense	21,162	22,669	63,173	65,729
Income before income tax expense	8,587	1,752	24,066	15,865
Income tax expense	2,378	(187)	6,439	3,633
Net Income	$6,209	$1,939	$17,627	$12,232

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares:
Basic	37,302,693	37,368,391	37,278,507	37,472,548
Diluted	37,330,467	37,370,213	37,292,366	37,473,167
Per common share
Basic	$0.17	$0.05	$0.47	$0.33
Diluted	$0.17	$0.05	$0.47	$0.33

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Net Income:	$6,209	$1,939	$17,627	$12,232
Other comprehensive income (loss) :
Net unrealized holding gains (losses) on securities available for sale net of related tax expense (benefit) of $1,223, $6,305, $3,313, and ($2,467)	1,790	9,220	4,846	(3,608)
Less:
Reclassification adjustment for net unrealized gains included in net income, net of related income tax expense of $980, $220, $2,965, and $2,230	1,432	322	4,335	3,262
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $3, $11, $18, and $11	(3)	(16)	(26)	(16)
	361	8,914	537	(6,854)
Change in funded status of defined benefit plans, net of related income tax expense of $230, $272, $690, and $652	337	400	1,010	956
Other comprehensive income (loss)	698	9,314	1,547	(5,898)
Total comprehensive income	$6,907	$11,253	$19,174	$6,334

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 1, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134
Net income	—	—	—	—	—	17,627	—	17,627
Other comprehensive income	—	—	—	—	—	—	1,547	1,547
Total comprehensive income								19,174
Deferred compensation transactions	—	—	151	—	—	—	—	151
Stock option transactions, net	—	—	411	—	—	—	—	411
ESOP shares allocated or committed to be released for allocation (24,966 shares)	—	—	62	375	—	—	—	437
Recognition and Retention Plan "RRP" Awards	36,000	—	(276)	—	267	—	—	(9)
Vesting of RRP Awards	—	—	209	—	—	—	—	209
Other RRP Awards	(1,001)	—	—	—	(10)	—	—	(10)
Purchase of treasury shares	—	—	—	—	—	—	—	—
Cash dividends paid ($0.18 per common share)	—	—	—	—	—	(6,827)	—	(6,827)
Balance at June 30, 2012	37,899,007	$459	$357,620	$(5,763)	$(90,328)	$175,999	$6,683	$444,670

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,627	$12,232
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,112	7,800
Loss on real estate owned	427	429
Depreciation of premises and equipment	3,488	3,971
Amortization of intangibles	911	1,088
Net gains on loans held for sale	(1,468)	(861)
Other than temporary impairment loss (credit loss)	44	27
Net gains on sale of securities	(7,300)	(5,492)
Fair value loss on interest rate cap	57	27
Net gain on sale of premises and equipment	(5)	—
Net accretion (amortization) of premium on securities	(128)	2,318
Accretion of premiums on borrowings	1	686
Accretion (amortization) of prepaid penalties on borrowings	1,092	(31)
ESOP and RRP expense	474	453
ESOP forfeitures	(1)	(3)
Stock option compensation expense	412	409
Originations of loans held for sale	(53,107)	(37,819)
Proceeds from sales of loans held for sale	53,382	44,570
Increase in cash surrender value of bank owned life insurance	(1,539)	(1,535)
Deferred income tax benefit	(5,628)	(4,109)
Net changes in accrued interest receivable and payable	581	747
Other adjustments (principally net changes in other assets and other liabilities)	18,787	(1,843)
Net cash provided by operating activities	35,219	23,064
Cash flows from investing activities
Purchases of available for sale securities	(338,469)	(505,846)
Purchases of held to maturity securities	(83,574)	(6,675)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	137,306	185,343
Held to maturity	21,916	15,088
Proceeds from sales of securities available for sale	235,559	293,328
Loan originations	(551,305)	(409,980)
Loan principal payments	392,153	415,994
Proceeds from sales of other real estate owned	1,745	—
Purchase (sale) of FHLB stock, net	(623)	765
Purchase of bank owned life insurance	—	(3,980)
Purchases of premises and equipment	(1,474)	(2,622)
Net cash used in investing activities	(186,766)	(18,585)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the Nine Months Ended June 30,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in transaction, savings and money market deposits	84,016	(55,752)
Net increase (decrease) in time deposits	(48,620)	11,123
Net increase (decrease) in short-term borrowings	(10,000)	27,100
Gross repayments of long-term borrowings	(5,183)	(36,020)
Restructured debt	5,000	—
Payment of penalties on restructured borrowings	(278)	(5,151)
Net decrease in borrowings senior note	(51,499)	—
Net increase in mortgage escrow funds	14,522	18,112
Treasury shares purchased	—	(2,566)
Stock option transactions	153	4
Other stock-based compensation transactions	151	19
Cash dividends paid	(6,827)	(6,690)
Net cash used in financing activities	(18,565)	(49,821)
Net decrease in cash and cash equivalents	(170,112)	(45,342)
Cash and cash equivalents at beginning of period	281,512	90,872
Cash and cash equivalents at end of period	$111,400	$45,530
Supplemental information:
Interest payments	$13,963	$16,408
Income tax payments	1,644	7,034
Net change in net unrealized gains recorded on securities available for sale	903	(11,540)
Change in deferred taxes on net unrealized gains on securities available for sale	(366)	4,686
Real estate acquired in settlement of loans	4,482	985
Trade day security accounting	9,314	—

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

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and nine months ended June 30, 2012 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2012. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

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

2. Stock-Based Compensation

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $228, and $171, for the three months ending June 30, 2012 and 2011. There was no income tax benefit for the three months ending June 30, 2012 and 2011. Total compensation cost that has been charged against income for those plans was $601, and $510, for the nine months ending June 30, 2012 and 2011. There was no income tax benefit for the nine months ending June 30, 2012 and 2011.

Stock Option Plan

The Company’s shareholders approved the 2012 Employee Share Option Plan (stock option plan) on February 16, 2012. The plan permits the grant of share options to employees for up to 2,864,000 shares of common stock as of June 30, 2012. The plan allows for the following type of stock based awards to be issued: options, stock appreciation rights, restricted stock awards, performance based restricted stock awards, restricted stock unit awards, deferred stock awards, performance unit awards or other stock based awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Company’s 2004 Employee Share Option Plan (stock option plan), which is shareholder-approved, permits the grant of share options to its employees for up to 58,857 shares of common stock as of June 30, 2012. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

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

The fair value of options granted was determined using the following weighted-average assumptions as the grant date:

	Nine Months Ended June 30,
	2012	2011
Risk-free interest rate (1)	1.5%	—%
Expected stock price volatility	39.8%	—%
Dividend yield (2)	3.1%	—%
Expected term in years	5.8	—
(1) represents the yield on a risk free rate of return (either the US Treasury curve or the SWAP curve, in periods with high volatility in US Treasury securities) with a remaining term equal to the expected option term
(2) represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2011	1,906,020	$12.20
Granted	419,500	7.73
Exercised	0	—
Forfeited	(322,940)	12.22
Outstanding at June 30, 2012	2,002,580	$11.26
Exercisable at June 30, 2012	1,350,254	$12.65
Weighted average estimated fair value of options granted during the period		$2.27

Information related to the stock option plan during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$—	$—	$1,615
Cash received from option exercises	—	—	984
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	2.27	2.27	2.69

As of June 30, 2012, there was $1,058 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

There were no modifications for the nine months ending June 30, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Share Award Plan

The Company’s 2004 Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 2,120 at June 30, 2012. Inducement shares of 41,370 were issued in July 2011.

A summary of restricted stock award activity for the nine months ended June 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2011	57,520	$8.77
Granted	36,000	7.40
Vested	0	—
Forfeited	(1,000)	9.85
Nonvested shares at June 30, 2012	92,520	$8.23

As of June 30, 2012, there was $545 of total unrecognized compensation cost related to non-vested shares granted under the RRP. The cost is expected to be recognized over a weighted-average period of 2.69 years.

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

Accounting Standards Update (ASU) 2011-05- Presentation of Comprehensive Income (Topic 220) has been issued. This standard was issued to conform U.S. GAAP and IFRS as well as to increase the prominence of items reported in other comprehensive income. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

4. Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	June 30, 2012	September 30, 2011
One-to four-family residential mortgage loans	$357,943	$389,765
Commercial real estate loans	906,798	703,356
Commercial business loans	207,966	209,923
Acquisition, development & construction loans	165,125	175,931
Total commercial loans	1,279,889	1,089,210
Consumer loans:
Home equity lines of credit	167,296	174,521
Homeowner loans	37,173	40,969
Other consumer loans, including overdrafts	8,726	9,334
	213,195	224,824
Total loans	1,851,027	1,703,799
Allowance for loan losses	(27,587)	(27,917)
Total loans, net	$1,823,440	$1,675,882

Total loans include net deferred loan origination fees of $(247) at June 30, 2012 and $308 net deferred loan origination costs at September 30, 2011.

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

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for June 30, 2012 are summarized below:

	For the Three Months Ended June 30, 2012
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$4,187	$(244)	$17	$(227)	$454	$4,414
Real estate—commercial mortgage	5,740	(174)	1	(173)	(30)	5,537
Real estate—commercial mortgage (CBL)[1]	726	(481)	3	(478)	552	800
Commercial business loans	1,180	(20)	86	66	173	1,419
Commercial business loans (CBL)[1]	3,551	(480)	86	(394)	(119)	3,038
Acquisition Development & Construction	8,941	(1,263)	263	(1,000)	1,031	8,972
Consumer, including home equity	3,462	(335)	29	(306)	251	3,407
Total Loans	$27,787	$(2,997)	$485	$(2,512)	$2,312	$27,587
Annualized net charge-offs to average gross loans						0.55%

[1]	Community business loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	For the Nine Months Ended June 30, 2012
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$3,498	$(1,710)	$137	$(1,573)	$2,489	$4,414
Real estate—commercial mortgage	4,533	(1,137)	52	(1,085)	2,089	5,537
Real estate—commercial mortgage (CBL)[1]	1,035	(1,179)	353	(826)	591	800
Commercial business loans	1,331	(50)	155	105	(17)	1,419
Commercial business loans (CBL)[1]	4,614	(1,151)	646	(505)	(1,071)	3,038
Acquisition Development & Construction	9,895	(2,559)	263	(2,296)	1,373	8,972
Consumer, including home equity	3,011	(1,363)	101	(1,262)	1,658	3,407
Total Loans	$27,917	$(9,149)	$1,707	$(7,442)	$7,112	$27,587
Annualized net charge-offs to average gross loans						0.56%

1	Community business loans

The following table sets forth the loans evaluated for impairment by segment at June 30, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$12,772	$345,171	$357,943
Real estate—commercial mortgage	12,038	814,708	826,746
Real estate—commercial mortgage (CBL)[1]	2,680	77,372	80,052
Commercial business loans	449	143,133	143,582
Commercial business loans (CBL)[1]	71	64,313	64,384
Acquisition Development & Construction	27,985	137,140	165,125
Consumer, including home equity	3,195	210,000	213,195
Total Loans	$59,190	$1,791,837	$1,851,027

[1]	Community business loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table sets forth the allowance evaluated for impairment by segment at June 30, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$1,155	$3,259	$4,414
Real estate—commercial mortgage	693	4,844	5,537
Real estate—commercial mortgage (CBL)	405	395	800
Commercial business loans	64	1,355	1,419
Commercial business loans (CBL)	35	3,003	3,038
Acquisition Development & Construction	867	8,105	8,972
Consumer, including home equity	271	3,136	3,407
Total allowance	$3,490	$24,097	$27,587

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for June 30, 2011 are summarized below:

	For the Three Months Ended June 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$3,539	$(438)	$13	$(425)	$162	$3,276
Real estate—commercial mortgage	5,213	(114)	1	(113)	439	5,539
Real estate—commercial mortgage (CBL)[1]	1,062	(279)	—	(279)	293	1,076
Commercial business loans	2,692	(185)	2	(183)	2	2,511
Commercial business loans (CBL)[1]	5,447	(599)	103	(496)	(200)	4,751
Acquisition Development & Construction	8,728	(2,095)	3	(2,092)	2,316	8,952
Consumer, including home equity	3,449	(788)	31	(757)	588	3,280
Total Loans	$30,130	$(4,498)	$153	$(4,345)	$3,600	$29,385
Annualized net charge-offs to average gross loans outstanding						1.03%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	For the Nine Months Ended June 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate—residential mortgage	$2,587	$(878)	$14	$(864)	$1,553	$3,276
Real estate—commercial mortgage	5,068	(547)	1	(546)	1,017	5,539
Real estate—commercial mortgage (CBL)[1]	845	(722)	—	(722)	953	1,076
Commercial business loans	3,172	(367)	179	(188)	(473)	2,511
Commercial business loans (CBL)[1]	5,505	(3,697)	315	(3,382)	2,628	4,751
Acquisition Development & Construction	10,231	(2,220)	10	(2,210)	931	8,952
Consumer, including home equity	3,435	(1,453)	107	(1,346)	1,191	3,280
Total Loans	$30,843	$(9,884)	$626	$(9,258)	$7,800	$29,385
Annualized net charge-offs to average gross loans outstanding						0.73%

[1]	Community business loans

The following table sets forth the loans evaluated for impairment by segment at September 30, 2011:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate—residential mortgage	$8,573	$381,192	$389,765
Real estate—commercial mortgage	10,653	599,726	610,379
Real estate—commercial mortgage (CBL)[1]	4,477	88,500	92,977
Commercial business loans	531	133,868	134,399
Commercial business loans (CBL)[1]	—	75,524	75,524
Acquisition Development & Construction	28,223	147,708	175,931
Consumer, including home equity	2,504	222,320	224,824
Total Loans	$54,961	$1,648,838	$1,703,799

[1]	Community business loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table sets forth the allowance evaluated for impairment by segment at September 30, 2011:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate—residential mortgage	$1,069	$2,429	$3,498
Real estate—commercial mortgage	474	4,059	4,533
Real estate—commercial mortgage (CBL)[1]	594	441	1,035
Commercial business loans	—	1,331	1,331
Commercial business loans (CBL)[1]	—	4,614	4,614
Acquisition Development & Construction	1,409	8,486	9,895
Consumer, including home equity	260	2,751	3,011
Total allowance	$3,806	$24,111	$27,917

[1]	Community business loans

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of June 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate—residential mortgage	$5,232	$5,232	$—	$5,228	$197	$109
Real estate—commercial mortgage	7,013	7,013	—	6,989	225	179
Real estate—commercial mortgage (CBL)	1,202	1,202	—	1,202	56	32
Commercial business loans	358	358	—	358	30	30
Commercial business loans (CBL)	—	—	—	—	—	—
Acquisition, development and construction	22,269	22,269	—	22,402	423	290
Consumer loans, including home equity	2,144	2,144	—	2,145	28	10
Subtotal	38,218	38,218	—	38,324	959	650
With an allowance recorded:
Real estate—residential mortgage	7,540	7,540	1,155	7,650	119	96
Real estate—commercial mortgage	5,025	5,025	693	5,250	103	74
Real estate—commercial mortgage (CBL)[1]	1,478	1,478	405	1,540	6	6
Commercial business loans	91	91	64	93	—	—
Commercial business loans (CBL)[1]	71	71	35	69	—	—
Acquisition, development and construction	5,716	5,716	867	6,644	100	100
Consumer loans, including home equity	1,051	1,051	271	1,044	1	1
Subtotal	20,972	20,972	3,490	22,290	329	277
Total	$59,190	$59,190	$3,490	$60,614	$1,288	$927

[1]	Community business loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate—residential mortgage	$2,437	$2,577	$—	$2,702	$92	$51
Real estate—commercial mortgage	6,753	6,823	—	6,769	332	146
Real estate—commercial mortgage (CBL)	2,012	2,050	—	2,148	165	102
Commercial business loans	531	531	—	862	42	42
Commercial business loans (CBL)	—	—	—	—	—	—
Acquisition, development and construction	20,914	21,316	—	26,111	1,892	1,454
Consumer loans, including home equity	1,879	1,885	—	1,860	61	13
Subtotal	34,526	35,182	—	40,452	2,584	1,808
With an allowance recorded:
Real estate—residential mortgage	5,836	5,996	1,069	6,319	159	159
Real estate—commercial mortgage	3,741	3,830	474	3,843	108	108
Real estate—commercial mortgage (CBL)[1]	2,283	2,427	594	2,662	91	36
Commercial business loans	—	—	—	—	—	—
Commercial business loans (CBL)[1]	—	—	—	—	—	—
Acquisition, development and construction	6,900	6,907	1,409	6,963	114	96
Consumer loans, including home equity	619	619	260	642	33	22
Subtotal	19,379	19,779	3,806	20,429	505	421
Total	$53,905	$54,961	$3,806	$60,881	$3,089	$2,229

[1]	Community business loans

Listed below is the interest income recognized during impairment and cash received for interest during impairment for the three months ended June 30, 2012 and June 30, 2011, respectively.

	June 30, 2012	June 30, 2011
Interest income recognized during impairment	$345	$755
Cash-basis interest income recognized	264	527

Listed below is the interest income recognized during impairment and cash received for interest during impairment for the nine months ended June 30, 2012 and June 30, 2011, respectively.

	June 30, 2012	June 30, 2011
Interest income recognized during impairment	$1,288	$1,385
Cash-basis interest income recognized	927	1,068

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructuring and other real estate owned at June 30, 2012 and September 30, 2011.

	June 30, 2012
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Loans by segment:
Real estate—residential mortgage	$346,515	$1,091	$514	$1,662	$8,161	$357,943
Real estate—commercial mortgage	810,726	161	331	825	8,568	820,611
Real estate—commercial mortgage (CBL)[1]	83,971	157	—	370	1,689	86,187
Commercial business loans	139,556	—	—	—	162	139,718
Commercial business loans (CBL)[1]	67,918	225	34	—	71	68,248
Acquisition, development and construction loans	145,045	26	—	—	20,054	165,125
Consumer, including home equity loans	209,821	362	76	593	2,343	213,195
Total	$1,803,552	$2,022	$955	$3,450	$41,048	$1,851,027
Total troubled debt restructurings included above	$11,428	$418	$—	$—	$10,715	$22,561
Non Performing Assets:
Loans 90+ and still accruing					$3,450
Non accrual loans					41,048
Total non performing loans					44,498
Other real estate owned:
Land					2,574
Commercial real estate					2,756
Acquisition, development & construction loans					941
One- to four-family					1,021
Consumer, including home equity loans					—
Total other real estate owned					7,292
Total non-performing assets					$51,790
Ratios:
Non-performing loans to total loans					2.40%
Non-performing assets to total assets					1.64%
Allowance for loan losses to total non-performing loans					62%
Allowance for loan losses to average loans					1.54%

[1]	Community business loans

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	September 30, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Loans by segment:
Real estate—residential mortgage	$380,577	$868	$344	$491	$7,485	$389,765
Real estate—commercial mortgage	599,619	768	337	1,639	8,016	610,379
Real estate—commercial mortgage (CBL)[1]	89,418	—	—	350	3,209	92,977
Commercial business loans	133,741	490	—	—	168	134,399
Commercial business loans (CBL)[1]	75,449	—	—	—	75	75,524
Acquisition, development and construction loans	154,682	3,859	406	446	16,538	175,931
Consumer, including home equity loans	221,880	494	300	1,164	986	224,824
Total	$1,655,366	$6,479	$1,387	$4,090	$36,477	$1,703,799
Total troubled debt restructurings included above	$9,060	$266	$—	$446	$7,792	$17,564
Non Performing Assets:
Loans 90+ and still accruing					$4,090
Non accrual loans					36,477
Total non performing loans					40,567
Other real estate owned:
Land					1,926
Commercial real estate					2,163
Acquisition, development & construction loans					745
One- to four-family					557
Total other real estate owned					5,391
Total non-performing assets					$45,958
Ratios:
Non-performing loans to total loans					2.38%
Non-performing assets to total assets					1.46%
Allowance for loan losses to total non-performing loans					69%
Allowance for loan losses to average loans					1.68%

[1]	Community business loans

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

Troubled debt restructurings at June 30, 2012 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$1,310	$418	$—	$—	$1,173	$2,901
Real estate—commercial mortgage	2,650	—	—	—	850	3,500
Real estate—commercial mortgage (CBL)[1]	272	—	—	—	—	272
Acquisition, development and construction	7,196	—	—	—	8,692	15,888
Consumer loans, including home equity	—	—	—	—	—	—
Total	$11,428	$418	$—	$—	$10,715	$22,561
Allowance	$219	$—	$—	$—	$843	$1,062

[1]	Community business loans

Troubled debt restructurings at September 30, 2011 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDR’s
Real estate—residential mortgage	$485	$—	$—	$—	$1,226	$1,711
Real estate—commercial mortgage	1,439	—	—	—	—	1,439
Acquisition, development and construction	6,975	266	—	446	6,566	14,253
Consumer loans, including home equity	161	—	—	—	—	161
Total	$9,060	$266	$—	$446	$7,792	$17,564
Allowance	$7	$56	$—	$—	$346	$409

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The Company has committed to lend additional amounts totaling up to $4,225 as of June 30, 2012, and September 30, 2011, to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending June 30, 2012:

		Recorded Investment
	Number	Pre- Modification	Post - Modification
Restructured Loans:
Real estate—residential mortgage	5	$1,525	$1,295
Real estate—commercial mortgage	3	1,956	2,351
Acquisition, development and construction	3	2,849	2,849
Total restructured loans	11	$6,330	$6,495

The troubled debt restructurings described above increased the allowance for loan losses by $0 for the three months ended June 30, 2012 and $134 for the nine months ended June 30, 2012. There were no charge offs as a result of the above troubled debt restructurings.

A loan is considered to be in default once it is 90 days contractually past due under the modified terms. The following table presents by class loans that were modified as troubled debt restructurings during the last twelve months that have subsequently defaulted during the three and nine months ended June 30, 2012:

	Three Months Ended June 30, 2012		Nine Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Acquisition Development & Construction	—	$—	1	$446
Real estate-commercial mortgage	—	—	1	850
Total	—	$—	2	$1,296

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of June 30, 2012 and September 30, 2011, the risk category of loans by segment of gross loans is as follows:

	June 30, 2012
	Special Mention	Substandard	Doubtful
Real estate—residential mortgage	$672	$12,035	$—
Real estate—commercial mortgage	16,766	21,793	—
Real estate—commercial mortgage (CBL)[1]	1,523	2,408	—
Acquisition, development and construction	5,942	44,537	—
Commercial business loans	11,751	4,026	—
Commercial business loans (CBL)[1]	539	173	—
Consumer loans, including home equity loans	362	3,423	—
Total	$37,555	$88,395	$—

[1]	Community business loans

	September 30, 2011
	Special Mention	Substandard	Doubtful
Real estate—residential mortgage	$3,701	$8,525	$—
Real estate—commercial mortgage	10,175	25,952	—
Real estate—commercial mortgage (CBL)[1]	897	4,044	—
Acquisition, development and construction	5,170	49,294	—
Commercial business loans	1,915	3,501	—
Commercial business loans (CBL)[1]	557	150	—
Consumer loans, including home equity loans	611	2,523	—
Total	$23,026	$93,989	$—

[1]	Community business loans

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

The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment adviser. The majority of the Company’s available for sale investment securities (mortgage backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of financial market data and compares them to dealer indicative bids from the Company’s external investment adviser. The Company does not make adjustments to these prices unless it is determined there is limited trading activity. For securities where there is limited trading activity (private label CMO’s) and less observable valuation inputs, the Company has classified such valuations as Level 3.

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage backed securities as Level 3. As of June 30, 2012, these securities have an amortized cost of $4,844 and a fair value of $4,635. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. Present value estimated cash flow models were used discounted at a the securities rate reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of June 30, 2012. The Company’s Chief Financial Officer ultimately determines the fair value of level 3 investment securities. These securities have a weighted average coupon rate of 2.91%, a weighted average life of 5.67 years, a weighted average one month prepayment history of 7.56 years and a weighted average twelve month default rate of 3.09% CDR. It was determined that two of these securities with a carrying amount of $4,192 and an amortized cost of $4,397 had other than temporary losses which resulted in a $44 other than temporary impairment charge for the nine months ending June 30, 2012. These two securities have a total of $119 in other than temporary charges. The calculation of the other than temporary charges is determined by performing a present value of credit loss using the securities book yields of 3.24% and 2.88%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Rating:
Aa3	$319	$321
Ba1	128	122
B1	2,674	2,576
B3	1,723	1,616
Total private label CMOs	$4,844	$4,635

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

A summary of assets and liabilities at June 30, 2012 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2012	Quoted Prices in Active markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$162,657	$—	$162,657	$—
Freddie Mac	97,597	—	97,597	—
Ginnie Mae	4,748	—	4,748	—
CMO/Other MBS	86,661	—	86,661	—
Privately issued collateralized mortgage obligations	4,635	—	—	4,635
	356,298	—	351,663	4,635
Investment securities
Federal agencies	191,521	—	191,521	—
Obligations of states and political subdivisions	165,219	—	165,219	—
Equities	1,162	—	1,162	—
Total investment securities available for sale	357,902	—	357,902	—
Total available for sale securities	714,200	—	709,565	4,635
Interest rate caps and swaps	2,195	—	2,195	—
Total assets	$716,395	$—	$711,760	$4,635
Swaps	$2,186	$—	$2,186	$—
Total liabilities	$2,186	$—	$2,186	$—

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended June 30, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending June 30, 2012:

	Fair Value Measurement Nine Months Ended June 30, 2012 Using Significant Unobservable Inputs Level 3	Fair Value Measurement Nine Months Ended June 30, 2011 Using Significant Unobservable Inputs Level 3
Private label CMO’s available for sale
Beginning Balance September 30	$4,851	$5,996
Pay downs	(326)	(504)
(Amortization) and accretion, net	6	(1)
Credit loss write down (OTTI)	(38)	—
Change in fair value	218	194
Ending balance March 31,	4,711	5,685
Pay downs	(169)	(221)
(Amortization) and accretion, net	5	—
Credit loss write down (OTTI)	(6)	(27)
Change in fair value	94	(123)
Ending Balance June 30,	$4,635	$5,314

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

The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to nonrecurring fair value measurements were $55,700 and $51,155 which equals the carrying value less the allowance for loan losses allocated to these loans at June 30, 2012 and September 30, 2011, respectively. Changes in fair value recognized on provisions on loans held by the Company were $2,579 and $662 for the nine months ended June 30, 2012 and 2011, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

When valuing impaired loans that are collateral dependent, the Company charges off the difference between the recorded investment in the loan and the appraised value, which is generally less than six months old, but any event no more than nine months old. In addition, an impairment reserve is established equal to 10% of the appraised value to take into account the inability of the Bank to dispose of the property at the appraised value, In addition, a reserve for estimated costs to dispose of the asset is established, in a range on residential loans including ELOCs and homeowners is 7% to 13%, the range for commercial mortgages, and ADC including land loans is 12% to 22%. Loans that are cash flow dependent are charged off for the difference between the net present values calculated at the effective note rate of the probable cash flows to be received from the borrower. In general, we establish an impairment reserve for 10% of the present value to cover contingencies. Nearly all our impaired loans are considered collateral dependent.

A summary of impaired loans at June 30, 2012 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at June 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate—residential mortgage	$6,578	$—	$—	$6,578
Real estate—commercial mortgage	4,397	—	—	4,397
Real estate—commercial mortgage (CBL)	1,385	—	—	1,385
Commercial business loans	27	—	—	27
Commercial business loans (CBL)	35	—	—	35
Acquisition, development and construction	8,244	—	—	8,244
Consumer loans	907	—	—	907
Total impaired loans with specific allowance allocations	$21,573	$—	$—	$21,573

A summary of impaired loans at September 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate—residential mortgage	$6,469	$—	$—	$6,469
Real estate—commercial mortgage	3,741	—	—	3,741
Commercial business loans (CBL)	2,119	—	—	2,119
Acquisition, development and construction	2,126	—	—	2,126
Consumer loans	569	—	—	569
Total impaired loans with specific allowance allocations	$15,024	$—	$—	$15,024

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. The fair value of mortgage servicing rights at June 30, 2012 was $1.4

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

million Changes in fair value of mortgage servicing rights, which required an impairment charge and were subsequently recognized in income, for the three months ended June 30, 2012 and 2011 were $3 and $0, respectively. Changes in fair value of mortgage servicing rights, which required an impairment charge and were subsequently recognized in income, for the nine months ended June 30, 2012 and 2011, were $131 and $0, respectively. These amounts are considered immaterial for any previous periods.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes the new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have generally been classified as Level 3. Appraisals are reviewed and verified by the Chief Credit Officer and/or Chief Risk Officer. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $7,292 and $5,391 at June 30, 2012 and September 30, 2011, respectively. There were $422 and $229 changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending June 30, 2012 and 2011, respectively. There were $684 and $329 changes in fair value recognized through income for those foreclosed assets held by the Company during the nine months ending June 30, 2012 and 2011, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets non recurring measurements at June 30, 2012:

Non Recurring fair value measurements	Fair Value	Valuation Techniques	Unobservable input / assumptions	Range
Real estate—residential mortgage (impaired)	$6,578	Appraisal	Adjustments for comparable properties	17% - 23%
Real estate—commercial mortgage(impaired)	4,397	Appraisal	Adjustments for comparable properties	22% - 32%
Real estate—commercial mortgage (CBL) (impaired)	1,385	Appraisal	Adjustments for comparable properties	22% - 32%
Commercial business loans (impaired)	27	Appraisal	Adjustments for comparable properties	22% - 32%
Commercial business loans (CBL) (impaired)	35	Appraisal	Adjustments for comparable properties	22% - 32%
Acquisition, development and construction (impaired)	8,244	Appraisal	Adjustments for comparable properties	22% - 32%
Consumer loans (impaired)	907	Appraisal	Adjustments for comparable properties	17% - 23%
Assets taken in foreclosure:
Real estate - residential mortgage	1,021	Appraisal	Adjustments by management to reflect current conditions/selling costs	17% - 23%
Real estate - commercial mortgage	2,756	Appraisal	Adjustments by management to reflect current conditions/selling costs	22% - 32%
Acquisition, development and construction	3,515	Appraisal	Adjustments by management to reflect current conditions/selling costs	22% - 32%
Mortgage servicing rights	1,432	Third Party Valuation	Discount rates	9.25% - 12.75%
		Third Party Valuation	Prepayment speeds	100 - 968 ( Weighted average of 224)

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2012:

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	June 30, 2012
	Carrying amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$111,400	$111,400	$—	$—
Securities available for sale	714,200	—	709,565	4,635
Securities held to maturity	171,233	—	174,402	—
Loans	1,823,440	—	—	1,885,150
Loans held for sale	5,369	—	5,369	—
Accrued interest receivable on securities	3,499	—	3,499	—
Accrued interest receivable on loans	5,560	—	—	5,560
FHLB of New York stock	18,207	—	18,207	—
Financial liabilities:
Non-maturity deposits	(2,077,052)	(2,077,052)	—	—
Certificates of Deposit	(255,039)	—	(256,390)	—
FHLB and other borrowings	(314,154)	—	(349,889)	—
Mortgage escrow funds	(24,223)	—	(24,220)	—
Accrued interest payable on deposits including escrow	(175)	—	(175)	—
Accrued interest payable on borrowings	(1,377)	—	(1,377)	—

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2011:

	September 30, 2011
	Carrying amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$281,512	$281,512	$—	$—
Securities available for sale	739,844	—	734,993	4,851
Securities held to maturity	110,040	—	111,272	—
Loans	1,675,882	—	—	1,718,372
Loans held for sale	4,176	—	4,176	—
Accrued interest receivable on securities	4,446	—	4,446	—
Accrued interest receivable on loans	5,458	—	—	5,458
FHLB of New York stock	17,584	—	17,584	—
Financial liabilities:
Non-maturity deposits	(1,993,036)	(1,993,036)	—	—
Certificates of Deposit	(303,659)	—	(305,940)	—
FHLB and other borrowings	(375,021)	—	(417,879)	—
Mortgage escrow funds	(9,701)	—	(9,701)	—
Accrued interest payable on deposits including escrow	(425)	—	(425)	—
Accrued interest payable on borrowings	(1,391)	—	(1,391)	—

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2012 and September 30, 2011, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

6. Securities

The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Mortgage-backed securities-residential
Fannie Mae	$157,929	$4,728	$—	$162,657
Freddie Mac	94,388	3,209	—	97,597
Ginnie Mae	4,512	236	—	4,748
CMO/Other MBS	90,403	1,105	(212)	91,296
	347,232	9,278	(212)	356,298
Investment securities
Federal agencies	187,468	4,055	(2)	191,521
State and municipal securities	154,497	10,761	(39)	165,219
Equities	1,192	—	(30)	1,162
	343,157	14,816	(71)	357,902
Total available for sale	$690,389	$24,094	$(283)	$714,200
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$136,699	$3,292	$—	$139,991
Freddie Mac	98,511	2,205	(41)	100,675
Ginnie Mae	4,973	207	—	5,180
CMO/Other MBS	81,170	1,764	(522)	82,412
	321,353	7,468	(563)	328,258
Investment securities
Federal agencies	199,741	4,986	(79)	204,648
Corporate bonds	16,984	257	(179)	17,062
State and municipal securities	177,666	11,018	—	188,684
Equities	1,192	—	—	1,192
	395,583	16,261	(258)	411,586
Total available for sale	$716,936	$23,729	$(821)	$739,844

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

	June 30, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$7,761	$7,791
One to five years	95,701	99,898
Five to ten years	201,670	209,629
Greater than ten years	36,833	39,422
Total investment securities	341,965	356,740
Mortgage backed securities-residential	347,232	356,298
Equity securities	1,192	1,162
Total available for sale securities	$690,389	$714,200

Proceeds from sales of securities available for sale totaled $84,902 and $22,977 during the three months ending June 30, 2012 and 2011, respectively. These sales resulted in gross realized gains of $2,412 and $542 for the three months ending June 30, 2012 and 2011, respectively. There were no gross realized losses for the three months ending June 30, 2012 and 2011. Proceeds from sales of securities available for sale totaled $235,559 and $293,328 during the nine months ending June 30, 2012 and 2011, respectively. These sales resulted in gross realized gains of $7,313 and $5,492 for the nine months ending June 30, 2012 and 2011, respectively. There were gross realized losses of $13 and $0 for the nine months ending June 30, 2012 and 2011, respectively.

Securities, including some held to maturity securities, with carrying amounts of $219,025 and $206,829 were pledged as collateral for borrowings at June 30, 2012 and September 30, 2011, respectively. Securities with carrying amounts of $453,625 and $438,081 were pledged as collateral for municipal deposits and other purposes at June 30, 2012 and September 30, 2011.

Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
CMO/Other MBS	—	—	4,313	(212)	4,313	(212)
Total mortgage backed securities—residential	—	—	4,313	(212)	4,313	(212)
Federal agencies	1,248	(2)	—	—	1,248	(2)
State and municipal securities	6,391	(39)	—	—	6,391	(39)
Equity	912	(30)	—	—	912	(30)
Total	$8,551	$(71)	$4,313	$(212)	$12,864	$(283)

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

The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 – Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at June 30, 2012, the Company concluded that it expects to recover the amortized cost basis of its investments on all but two private label collateralized mortgage-backed securities (“CMO’s”) which incurred impairment charges of $44 for the nine months ended June 30, 2012. Total cumulative impairment charges on the two private label CMO’s total $119. As of June 30, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

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

Substantially all of the unrealized losses at June 30, 2012 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. A total of 29 available for sale securities were in a continuous unrealized loss position for less than 12 months and three securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $4,844 and a fair value (carrying value) of $4,635 as of June 30, 2012. Two of the four securities are considered to be other than temporarily impaired as noted above and are below investment grade. The impaired private label CMO’s have an amortized cost of $4,397 and a fair value of $4,192 at June 30, 2012. There were $54 and $31 of unrealized gains recorded in other comprehensive income for the three and nine months ended June 30, 2012 for the two CMO's that were deemed other than temporarily impaired. There were $5 and $50 of unrealized gains recorded in other comprehensive income for the three and nine months ended June 30, 2011 for the two CMO's that were deemed other than temporarily impaired.The remaining two securities are rated at or above Ba1 and are performing as of June 30, 2012 and are expected to perform based on current information.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Mortgage-backed securities-residential
Fannie Mae	$31,182	$763	$(13)	$31,932
Freddie Mac	50,239	1,032	—	51,271
CMO/Other MBS	29,049	143	(51)	29,141
	110,470	1,938	(64)	112,344
Investment securities
Federal agencies	41,077	135	—	41,212
State and municipal securities	18,186	1,130	—	19,316
Other	1,500	30	—	1,530
	60,763	1,295	—	62,058
Total held to maturity	$171,233	$3,233	$(64)	$174,402
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,298	$63	$—	$1,361
Freddie Mac	32,858	103	(120)	32,841
CMO/Other MBS	25,828	155	—	25,983
	59,984	321	(120)	60,185
Investment securities
Federal agencies	29,973	25	(141)	29,857
State and municipal securities	18,583	1,108	—	19,691
Other	1,500	39	—	1,539
	50,056	1,172	(141)	51,087
Total held to maturity	$110,040	$1,493	$(261)	$111,272

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	June 30, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$11,159	$11,219
One to five years	3,676	3,875
Five to ten years	42,017	42,616
Greater than ten years	3,911	4,348
Total investment securities	60,763	62,058
Mortgage backed securities-residential	110,470	112,344
Total held to maturity securities	$171,233	$174,402

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fannie Mae	$1,267	$(13)			$1,267	$(13)
CMO other MBS	13,918	$(51)	—	—	13,918	(51)
Total	$15,185	$(64)	$—	$—	$15,185	$(64)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	$25,770	$(120)	$—	$—	$25,770	$(120)
Federal Agencies	24,831	(141)	—	—	24,831	(141)
Total	$50,601	$(261)	$—	$—	$50,601	$(261)

All of the unrealized losses on held to maturity securities at June 30, 2012 are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at June 30, 2012. There were no held-to-maturity securities in a continuous unrealized loss position for more than 12 months and 3 securities in a continuous unrealized loss for less than 12 months. For securities with fixed maturities, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. As of June 30, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

7. Deposits

Major classifications of deposits are summarized below:

	June 30, 2012	September 30, 2011
Demand Deposits
Retail	$167,527	$194,299
Business	320,849	296,505
Municipal	15,936	160,422
NOW Deposits
Retail	203,290	164,637
Business	39,170	37,092
Municipal	180,433	200,773
Total transaction accounts	927,205	1,053,728
Savings	476,349	429,825
Money market	673,498	509,483
Certificates of deposit	255,039	303,659
Total deposits	$2,332,091	$2,296,695

Municipal deposits of $479,772 and $614,834 were included in total deposits at June 30, 2012 and September 30, 2011, respectively. Deposits received for tax receipts were approximately $284,000 at September 30, 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Listed below are the Company’s brokered deposits included in the table above:

	June 30, 2012	September 30, 2011
Savings	$13,577	$—
Money market	34,715	5,725
Reciprocal CDAR’s1	1,352	2,746
CDAR’s one way	763	3,366
Total brokered deposits	$50,407	$11,837
 1  Certificate of deposit account registry service

8. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	June 30, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances	$106,886	3.81%	$111,828	3.83%
FHLB Repurchase agreements	207,268	3.58%	211,694	3.61%
Senior Debt (FDIC insured)	—	—%	51,499	2.75%
Total borrowings	$314,154	3.66%	$375,021	3.56%
By remaining period to maturity:
Less than one year	$—	—%	$61,500	2.96%
One to two years	36,144	2.37%	5,066	4.04%
Two to three years	52,437	2.42%	35,795	2.37%
Three to four years	—	—%	49,312	2.28%
Four to five years	152,583	4.21%	211	5.32%
Greater than five years	72,990	4.04%	223,137	4.18%
Total borrowings	$314,154	3.66%	$375,021	3.56%

As a member of the FHLB of New York, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2012 and September 30, 2011, the Bank had pledged mortgages totaling $573,832 and $464,900 respectively. The Bank had also pledged securities with carrying amounts of $219,025 and $206,829 as of June 30, 2012 and September 30, 2011, respectively, to secure borrowings. As of June 30, 2012, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $478,702. FHLB advances are subject to prepayment penalties, if repaid prior to maturity.

FHLB borrowings which are putable quarterly at the discretion of the FHLB (includes both advance and repurchase agreements) were $200,000 as of June 30, 2012 and September 30, 2011. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 4.81 years and 5.56 years and weighted average interest rates of 4.23 percent at June 30, 2012 and September 30, 2011. An additional $20,000 is putable on a one time basis after an initial lockout period beginning in February 2013 with an interest rate of 3.57 percent.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

9. Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5 percent and 4.0 percent. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for June 30, 2012 and 2011 is a fair value loss of $57 and a fair value loss of $27, respectively. The fair value of the interest rate caps at June 30, 2012 is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the nine months ended June 30, 2012 and 2011. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

At June 30, 2012 summary information regarding these derivatives is presented below:

	June 30, 2012
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	2.43	3.75%	NA	$8
3rd party interest rate swap	38,576	6.27	4.33	1 m Libor + 2.34	2,186
Customer interest rate swap	(38,576)	6.27	4.33	1 m Libor + 2.34	(2,186)

At September 30, 2011, summary information regarding these derivatives is presented below:

	September 30, 2011
	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	3.18	3.75%	NA	$65
3rd party interest rate swap	12,009	10.23	5.28	1 m Libor + 2.15	1,114
Customer interest rate swap	(12,009)	10.23	5.28	1 m Libor + 2.15	(1,114)

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Basic earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding (basic)	37,302,693	37,368,391	37,278,507	37,472,548
Net Income	$6,209	$1,939	$17,627	$12,232
Basic earnings per common share	$0.17	$0.05	$0.47	$0.33

Diluted earnings per common share are computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding (basic)	37,302,693	37,368,391	37,278,507	37,472,548
Effect of common stock equivalents	27,774	1,822	13,859	619
	37,330,467	37,370,213	37,292,366	37,473,167
Net Income	$6,209	$1,939	$17,627	$12,232
Diluted earnings per common share	$0.17	$0.05	$0.47	$0.33

As of June 30, 2012, 1,764,154 and 1,833,898 weighted average shares were anti-dilutive for the three month period and nine month period, respectively. As of June 30, 2011, 1,862,328 and 1,890,218 weighted average shares were anti-dilutive for the three month period and nine month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

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

As of June 30, 2012, the Company had $17,927 in outstanding letters of credit, of which $5,290 are cash secured and $3,272 were secured by collateral. The carrying values of these obligations are considered immaterial.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

12. Pension and Other Post Retirement Plans

Net post-retirement cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension Plan		Other Post Retirement Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$—	$—	$9	$7
Interest Cost	375	375	27	27
Expected return on plan assets	(531)	(570)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	579	447	(15)	(24)
Settlement Charge	—	490	—	—
	$423	$742	$39	$28

	Pension Plan		Other Post Retirement Plans
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$—	$—	$28	$21
Interest Cost	1,126	1,123	80	81
Expected return on plan assets	(1,594)	(1,711)	—	—
Amortization of net transition obligation	—	—	18	18
Amortization of prior service cost	—	—	36	36
Amortization of (gain) or loss	1,737	1,342	(44)	(71)
Settlement Charge	—	490	—	—
	$1,269	$1,244	$118	$85

As of June 30, 2012, no contributions had been deposited into the pension plan during fiscal year 2012. The Company has not yet determined if additional contributions will be made during the fiscal year 2012.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $38 for the nine months ended June 30, 2012 and $317 (including a settlement charge of $278) for the nine months ended June 30, 2011. As of June 30, 2012, there was $93 in contributions to fund benefit payments related to the SERP.

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

14. Subsequent Event

On August 7, 2012 Provident New York Bancorp announced that it had sold to several institutional investors an aggregate of 6,258,504 shares of its common stock at a price of $7.35 per share. The Company received net proceeds of a approximately $46.0 million. The Company intends to use net proceeds for general corporate purposes, including a capital contribution to Provident Bank, where the funds will be deployed in the Banks, general banking business and to support strategic initiatives.

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

•
our ability to make accurate assumptions and judgments about an appropriate level of allowance for loan losses and the collectivity of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves;

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

We specialize in the delivery of service solutions to business owners, their families and consumers within our marketplace through a team based approach. We focus our efforts on core deposit generation, especially transaction accounts and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. The Company's strategic objectives include growing revenue and earnings by expanding client acquisitions, and improving credit metrics and efficiency levels. To achieve these goals we will continue to focus on high value client segments, expand delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and protectively manage enterprise risk.

The Company’s results for the first nine months year to date fiscal 2012 reflected the effects of the implementation of our strategies as a result of our focus on strong, consistent execution. During first nine months of fiscal 2012 we restructured the organization around markets and have hired or promoted leadership to assume the roles of Market Presidents. We also announced our expansion into New York City which follows through on our strategic objective of expanding our reach into the greater New York City marketplace. In addition we have hired 6 seasoned commercial banking teams for the New York City marketplace, all with proven track records of delivering superior service to their clients, as well as restructured the legacy market teams bringing the total teams to 16. Along with the restructuring we have introduced a measurement and accountability system for the teams that align incentives with shareholder objectives.

In line with our strategies, during the month of January, we entered into a definitive agreement to acquire Gotham Bank of New York. Gotham Bank provides an attractive platform in the New York City marketplace from which to grow our franchise. The Company received federal regulatory approval for the acquisition of Gotham Bank of New York during July of 2012, and expects to complete the transaction during August of 2012. The impact to Provident New York Bancorp's tangible book value is expected to move from $7.39 per share at June 30, 2012, to approximately $7.15 per share after the consummation of the Gotham transaction in August 2012. The tier 1 leverage ratio as of June 30 for Provident Bank was 8.7%, and is expected to be approximately 8.4% to 8.5% after the acquisition of Gotham and the consummation of the Company's capital raise. The Company has also launched a new Wealth Management Services designed to provide a full array of wealth management options to our growing and sophisticated client base. This service will fill a key need for our clients.

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

We continue to work through the criticized and classified portfolio, seeking positive resolution on existing problem credits. The loan portfolio demonstrates an improving credit risk profile as nearly all originations are at the desirable internal risk rating of five or better. The percentage of risk rated loans of five or better increased from 71 percent at September 30, 2011 to 79 percent at June 30, 2012. The ADC portfolio continues to decline in size as we have deemphasized this business and repayments continue. The increase seen in non performing loans at June 30, 2012 compared to September 30, 2011, was due primarily to negative migration in the ADC portfolio and residential loans. Decreases in non performing loans were experienced in all other categories. The ADC portfolio continues to be the focus of our efforts. We have active plans for resolution, and we believe that pursuing these plans, rather than selling the assets, will produce better results for our stockholders. Virtually all of our non performing loans are real estate secured and are marked to current values every six to twelve months.

Comparison of Financial Condition at June 30, 2012 and September 30, 2011
Total assets as of June 30, 2012 increased $12.6 million or 0.4 percent from September 30, 2011 primarily due to increases in investment securities and gross loans. These increases were offset by a decrease in cash and due from banks, as of September 30, 2011 balances historically reflect deposits of municipal tax collections that are drawn down over time to fund government expenditures.

Net loans as of June 30, 2012 increased $147.6 million or 8.8 percent to $1.8 billion from September 30, 2011. Commercial real estate loans were the sole contributor with an increase of $203.4 million. Acquisition, Development and Construction loans (ADC) declined $10.8 million to $165.1 million compared to $175.9 million at September 30, 2011, a reflection of the Company’s de-emphasis on originations of this type of loan. Consumer loans decreased by $11.6 million, and residential loans decreased by $31.8 million as of June 30, 2012. Total loan originations, including loans originated for sale were $604.4 million as of June 30, 2012, while repayments were $392.2 million. Loan loss reserves decreased $330,000 for the period ending June 30, 2012 to $27.6 million compared to September 30, 2011.

Total securities increased by $35.5 million, to $885.4 million at June 30, 2012 from $849.9 million at September 30, 2011. Securities purchases were $422.0 million, sales of securities were $235.6 million, and maturities, calls, and repayments were $159.2 million. Unrealized gains increased the carrying values of securities by $903,000. Securities gains and other than temporarily impaired losses were $2.4 million and net amortization of securities were $7.2 million the period ended June 30, 2012.

Deposits as of June 30, 2012 were $2.3 billion, an increase of $35.4 million, or 1.5 percent, from September 30, 2011. As of June 30, 2012 transaction accounts were 39.8 percent of deposits, or $927.2 million compared to $1.1 billion or 45.9 percent of deposits at September 30, 2011. Deposits received from municipalities for tax payments were approximately $284.0 million at September 30, 2011. As of June 30, 2012 savings deposits were $476.3 million, an increase of $46.5 million or 10.8 percent. Money market accounts increased $164.0 million or 32.2 percent to $673.5 million at June 30, 2012. Certificate of deposit accounts decreased by $48.6 million or 16.0 percent. As of June 30, 2012, the Company had $50.4 million in wholesale deposits.

Borrowings decreased by $60.9 million or 16.2 percent, from September 30, 2011 to $314.2 million primarily due to the Company’s FDIC guaranteed borrowing maturing during February 2012. The Company completed restructuring of $5.0 million of FHLBNY advances during the first quarter of fiscal 2012 which had a weighted average rate of 4.04 percent and duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent, and a duration of 1.6 years. Prepayment penalties of $278,500 associated with the modifications are being amortized into interest expense over the modification period on a level yield basis

Stockholders’ equity increased $13.5 million from September 30, 2011 to $444.7 million at June 30, 2012. The increase was mainly due to an increase in retained earnings of $10.8 million and accumulated other comprehensive income of $1.5 million.

As of June 30, 2012 the Company had authorization to purchase up to an additional 776,713 shares of common stock. Bank Tier I capital to assets was 8.7 percent at June 30, 2012. Tangible capital as a percentage of tangible assets at the consolidated company level was 9.4 percent.

Credit Quality (Also see Note 4 to the consolidated financial statements)
For the nine months ended June 30, 2012, our loan portfolio grew as a result of growth in our CRE portfolio. Loans in this category have performed well through the recent recession and the current sluggish economic environment. Our NPLs increased $3.9 million to $44.5 million resulting from increases in our ADC, residential mortgage, and equity loan portfolios. During the year delinquencies decreased from $48.4 million to $47.5 million. Our net charge-offs were $7.4 million, which exceeded our provision of $7.1 million as many loans that resulted in a charge off had already been reserved for a portion of the losses we recorded. Since the beginning of the fiscal year our substandard loans decreased from $94.0 million to $88.4 million, while special mention loans increased from $23.0 million to $37.6 million. The primary reason for the increase in the special mention loans is due to the addition of one ADC relationship.

For the quarter ended June 30, 2012, our loan portfolio grew $52.1 million, driven by growth in our Commercial Real Estate portfolio. The growth in this portfolio fully accounts for the growth in the portfolio as a whole. Nonperforming Loans decreased $7.5 million during the quarter primarily driven by the upgrade to performing status based on payment performance of a $4.9 million relationship in the ADC category. In addition, $2.3 million of previously nonperforming loans were added to the REO portfolio, leaving REO at $7.3 million at June 30, 2012, up from $5.8 million at March 31, 2012.

Overall delinquent loans decreased $11.7 million from the quarter ended March 31, 2012, driven by a substantial improvement in all categories of loans 30 - 89 days late of $4.3 million. Improvement of $3.2 million in non accrual loans in commercial real estate and $3.0 million in ADC non accrual loans was also experienced when compared to the linked quarter. At June 30, loans in this delinquency category stood at only $3.0 million, while loans 90 days or more past due totaled $44.5 million. Net charge-offs for the quarter ended June 30, 2012 were $2.5 million, down from $3.3 million in the linked quarter. The majority of charge-offs are due to write-downs on our real estate secured impaired loans, as we are still experiencing appraisals that show declining values of residential real estate in our marketplace.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011
Net income for the three months ended June 30, 2012 was $6.2 million or $0.17 per diluted share, an increase of $4.3 million compared to $1.9 million or $0.05 per diluted share, for the same period in fiscal 2011. The primary factors were a higher net interest income of $1.3 million or 5.6 percent, an increase in non interest income of $2.8 million or 53.0 percent resulting mainly from gains on sales of securities and loans, offset by a lower provision for loan loss of $1.3 million or 35.8 percent and decreased non interest expense of $1.5 million or 6.7 percent due mostly from charges incurred during the third quarter of 2011 related to the change in the CEO when compared to the three months ended June 30, 2011.

Relevant performance measures follow:

	Three Months Ended June 30,
	2012	2011
Per common share:
Basic earnings	$0.17	$0.05
Diluted earnings	0.17	0.05
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.80%	0.27%
Equity	5.65%	1.83%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,206,759	$14,982	4.99%	$1,038,674	$14,429	5.57%
Consumer loans	219,462	2,623	4.81	231,018	2,585	4.49
Residential mortgage loans	363,544	4,707	5.21	382,060	5,247	5.51
Total net loans [1]	1,789,765	22,312	5.01	1,651,752	22,261	5.41
Securities-taxable	778,782	4,224	2.18	688,445	3,607	2.10
Securities-tax exempt [2]	182,003	2,433	5.38	208,643	2,814	5.41
Federal Reserve balances	27,767	14	0.20	11,957	11	0.37
Other earning assets	18,776	214	4.58	19,632	226	4.62
Total securities and other earning assets	1,007,328	6,885	2.75	928,677	6,658	2.88
Total interest-earning assets	2,797,093	29,197	4.20	2,580,429	28,919	4.50
Non-interest-earning assets	336,865			335,559
Total assets	$3,133,958			$2,915,988
Interest bearing liabilities:
NOW Checking	$412,072	110	0.11%	$296,677	132	0.18%
Savings, clubs and escrow	493,234	86	0.07	444,913	122	0.11
Money market accounts	697,342	540	0.31	529,286	445	0.34
Certificate accounts	265,375	526	0.80	346,903	794	0.92
Total interest-bearing deposits	1,868,023	1,262	0.27	1,617,779	1,493	0.37
Borrowings	320,237	3,001	3.77	397,531	3,637	3.67
Total interest-bearing liabilities	2,188,260	4,263	0.78	2,015,310	5,130	1.02
Non- interest bearing deposits	483,589			464,197
Other non-interest-bearing liabilities	20,153			11,520
Total liabilities	2,692,002			2,491,027
Stockholders’ equity	441,956			424,961
Total liabilities and equity	$3,133,958			$2,915,988
Net interest rate spread			3.42%			3.48%
Net earning assets	$608,833			$565,119
Net interest margin		24,934	3.59%		23,789	3.70%
Less tax equivalent adjustment [2]		(852)			(985)
Net interest income		$24,082			$22,804
Ratio of average interest-earning assets to average interest bearing liabilities	127.82%			128.04%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30, 2012 vs. 2011 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$2,169	$(1,616)	$553
Consumer loans	(137)	175	38
Residential mortgage loans	(254)	(286)	(540)
Securities-taxable	478	139	617
Securities-tax exempt[2]	(365)	(16)	(381)
Federal Reserve excess reserves	10	(7)	3
Other earning assets	(6)	(6)	(12)
Total interest income	1,895	(1,617)	278
Interest-bearing liabilities
NOW checking	41	(63)	(22)
Savings	12	(48)	(36)
Money market	137	(42)	95
Certificates of deposit	(173)	(95)	(268)
Borrowings	(751)	115	(636)
Total interest expense	(734)	(133)	(867)
Net interest margin	2,629	(1,484)	1,145
Less tax equivalent adjustment[2]	(128)	(5)	(133)
Net interest income	$2,757	$(1,479)	$1,278

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2012 was $24.1 million, an increase of $1.3 million or 5.6 percent, compared to the same quarter of fiscal 2011. Gross interest income on a tax-equivalent basis of $29.2 million increased $278,000 for the quarter ended June 30, 2012 compared to the same period in fiscal 2011. Interest expense declined by $867,000 mainly in borrowings of $636,000. A decrease in interest expense on borrowings accounted for $636,000 of this decline as a result of the Company’s guaranteed FDIC borrowing maturing in February 2012 and interest expense on certificates of deposit of declined $268,000. There was a volume driven increase in net interest income with margin compression due to lower rates.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb incurred loan losses inherent in the existing portfolio. The Company recorded $2.3 million in loan loss provisions for the quarter ended June 30, 2012 compared to $3.6 million at June 30, 2011 a decrease of $1.3 million. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the quarter ended June 30, 2012 were $2.5 million, which included $121,000 of specific reserves recorded in prior periods, compared to net charge-offs of $4.3 million for the same period in 2011.

Non-interest income for the three months ended June 30, 2012 increased by $2.8 million or 52.9 percent to $8.0 million over the third quarter of fiscal 2011. The primary driver of the increase was higher gains on sales of securities of $1.9 million and increased gains on sales of loans of $569,000.

Non-interest expense for the three months ended June 30, 2012 decreased by 6.6 percent or $1.5 million, to $21.2 million compared to the same period in 2011. The decrease was due to retirement benefit settlement charges of $1.5 million which were incurred during the third quarter of 2011 relating to the change in CEO, lower advertising and promotion of $415,000, decreased compensation and employee benefits of $277,000. These expense reductions were offset in part by merger related costs of $451,000 which were incurred related to the acquisition of Gotham Bank during the third quarter of 2012, and increases in FDIC insurance and regulatory assessments of $195,000.

Income Tax increased $2.6 million to $2.4 million for the three months ended June 30, 2012, compared to a tax credit of $187,000 for the period ended June 30, 2011. The effective tax rate was 27.7 percent for the period ended June 30, 2012 compared to (10.7) at June 30, 2011. The difference is primarily due to an increased write-off of credits in 2011, as well as larger tax-exempt municipal security interest relative to pre-tax income for fiscal 2011.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and June 30, 2011
Net income for the nine months ended June 30, 2012 was $17.6 million or $0.47 per diluted share, an increase of $5.4 million compared to $12.2 million or $0.33 per diluted share, for the same period in fiscal 2011. The primary factors were a higher net interest income of $2.7 million or 4.0 percent, an increase in non interest income of $2.2 million or 10.7 percent, offset by a lower provision for loan loss of $688,000 or 8.8 percent compared to the nine months ended June 30,2011. non interest expense decreased $2.6 million or 3.9 percent when compared to the nine months ended June 30, 2011.

Relevant performance measures follow:

	Nine Months Ended June 30,
	2012	2011
Per common share:
Basic earnings	$0.47	$0.33
Diluted earnings	0.47	0.33
Dividends declared	0.18	0.18
Return on average (annualized):
Assets	0.76%	0.56%
Equity	5.38%	3.85%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	Nine Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield Rate	Average Outstanding Balance	Interest	Average Yield Rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,157,067	$43,828	5.06%	$1,038,093	$43,372	5.59%
Consumer loans	223,588	7,716	4.61	234,569	7,828	4.46
Residential mortgage loans	376,653	15,070	5.34	390,353	16,305	5.58
Total net loans [1]	1,757,308	66,614	5.06	1,663,015	67,505	5.43
Securities-taxable	758,050	12,629	2.23	688,570	10,668	2.07
Securities-tax exempt [2]	190,863	7,622	5.33	215,052	8,700	5.41
Federal Reserve balances	42,748	86	0.27	12,977	28	0.29
Other earning assets	18,891	641	4.53	21,637	940	5.81
Total securities and other earning assets	1,010,552	20,978	2.77	938,236	20,336	2.90
Total interest-earning assets	2,767,860	87,592	4.23	2,601,251	87,841	4.51
Non-interest-earning assets	341,413			337,078
Total assets	$3,109,273			$2,938,329
Interest bearing liabilities:
NOW Checking	$400,263	380	0.13%	$317,610	476	0.20%
Savings, clubs and escrow	467,399	233	0.07	422,247	344	0.11
Money market accounts	642,674	1,368	0.28	484,249	1,196	0.33
Certificate accounts	284,343	1,811	0.85	373,558	2,704	0.97
Total interest-bearing deposits	1,794,679	3,792	0.28	1,597,664	4,720	0.39
Borrowings	363,038	9,907	3.65	433,406	11,578	3.57
Total interest-bearing liabilities	2,157,717	13,699	0.85	2,031,070	16,298	1.07
Non- interest bearing deposits	495,856			467,711
Other non-interest-bearing liabilities	18,233			15,156
Total liabilities	2,671,806			2,513,937
Stockholders’ equity	437,467			424,392
Total liabilities and equity	$3,109,273			$2,938,329
Net interest rate spread			3.38%			3.44%
Net earning assets	$610,143			$570,181
Net interest margin		73,893	3.57%		71,543	3.68%
Less tax equivalent adjustment [2]		(2,668)			(3,045)
Net interest income		$71,225			$68,498
Ratio of average interest-earning assets to average interest bearing liabilities	128.28%			128.07%

[1]	Includes non-accrual loans
[2]	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	Nine Months Ended June 30, 2012 vs. 2011 Increase / (Decrease) Due to
	Volume[1]	Rate[1]	Total
Interest earning assets
Commercial and commercial mortgage loans	$4,766	$(4,310)	$456
Consumer loans	(372)	260	(112)
Residential mortgage loans	(555)	(680)	(1,235)
Securities-taxable	1,111	850	1,961
Securities-tax exempt[2]	(953)	(125)	(1,078)
Federal Reserve excess reserves	60	(2)	58
Other earning assets	(94)	(205)	(299)
Total interest income	3,963	(4,212)	(249)
Interest-bearing liabilities
NOW checking	101	(197)	(96)
Savings	32	(143)	(111)
Money market	366	(194)	172
Certificates of deposit	(588)	(305)	(893)
Borrowings	(1,952)	281	(1,671)
Total interest expense	(2,041)	(558)	(2,599)
Net interest margin	6,004	(3,654)	2,350
Less tax equivalent adjustment[2]	(345)	(32)	(377)
Net interest income	$6,349	$(3,622)	$2,727

[1]	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
[2]	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the nine months ended June 30, 2012 was $71.2 million an increase of $2.7 million or 4 percent, compared to the same period in fiscal 2011. Gross interest income on a tax-equivalent basis of $87.6 million decreased $249,000 when compared to the same period in fiscal 2011. Interest expense declined by $2.6 million with the decrease mainly in certificates of deposit of $893,000 and borrowings of $1.7 million. The average costs of borrowings decreased due to the Company’s FDIC guaranteed borrowing maturing February 2012.

Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable incurred loan losses inherent in the existing portfolio. The Company recorded $7.1 million in loan loss provisions for the nine months ended June 30, 2012, compared to $7.8 million or 8.8 percent less for the same period in fiscal 2011. Refer to the credit quality section for a discussion on net charge-offs and nonperforming loans. Net charge-offs for the nine months ended June 30, 2012 were $7.4 million, which included $3.5 million of specific reserves recorded in prior periods.

Non-interest income for the nine months ended June 30, 2012 increased $2.2 million or 10.7 percent to $23.1 million. The increase was mainly attributable to a higher net gain on sale of securities of $1.8 million and an increase in gain on sale of loans $607,000 for the nine months ended June 30, 2012 compared to the same period in fiscal 2011.

Non-interest expense for the nine months ended June 30, 2012 decreased by 3.9 percent, to $63.2 million. Decreased expenses was mainly related to retirement benefit settlement charges for the change in CEO in 2011 of $1.8 million, advertising and promotion expense of $1.2 million, compensation and employee benefits expense of $368,000, and occupancy and operations expense of $317,000. These expense reductions were offset in part by merger-related costs related to the acquisition of Gotham Bank of $997,000 and increased foreclosed property expense of $551,000.

Income Tax increased $2.8 million for the nine months ended June 30, 2012, compared to $3.6 million or 77.2 percent for the period ended June 30, 2011. The effective tax rate 26.8 percent at June 30, 2012 compared to 22.9 percent for the same period in fiscal 2011.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential one- to four-family loans, and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2012 and 2011, our loan originations totaled $604.4 million and $447.8 million, respectively. Purchases of securities available for sale totaled $338.5 million and $505.8 million for the nine months ended June 30, 2012 and 2011, respectively. Purchases of securities held to maturity totaled $83.6 million and $6.7 million for the nine months ended June 30, 2012 and 2011, respectively. These activities were funded primarily by sales of securities, deposit growth, borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $23.0 million at June 30, 2012, and consisted of $12.9 million at adjustable or variable rates and $10.1 million at fixed rates. Unused lines of credit granted to customers were $244.6 million at June 30, 2012. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $58.5 million and $57.0 million at June 30, 2012 and September 30, 2011, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase in total deposits was $35.4 million and decrease of $44.6 million for the nine months ended June 30, 2012 and 2011, respectively. Based upon prior experience and our current pricing strategy, management believes that a significant portion of deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

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

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $314.2 million was outstanding at June 30, 2012. At June 30, 2012, we had the ability to borrow an additional $478.7 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $195.9 million by pledging securities not required to be pledged for other purposes as of June 30, 2012. Further, at June 30, 2012 we had $50.4 million in Brokered Deposits (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $1.4 million) and have relationships with several brokers to utilize these low cost sources of funding should conditions warrant further sources of funds.

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

Provident Bank has committed to the OCC to have an 8% Tier 1 leverage ratio upon consummation of the Gotham merger and thereafter to maintain capital at comparable levels consistent with its capital management policy. Consistent with these commitments and to help support the acquisition of Gotham and our own future growth, the Company raised $46 million in additional common equity on August 7, 2012.

The Bank provides supplemental reporting of Non-GAAP tangible equity ratios as management believes this information is useful to investors. As of June 30, 2012, the Company’s tangible capital as a percent of tangible assets increased 44 basis points to 9.4 percent, and its tangible book value increased $0.37 to $7.39 per share, compared to September 30, 2011.
The following table shows the reconciliation of tangible equity and the tangible equity ratio:

	June 30, 2012	September 30, 2011
Total assets	$3,150,040	$3,137,402
Goodwill and other amortizable intangibles	(164,579)	(165,490)
Tangible assets	$2,985,461	$2,971,912
Stockholders’ equity	$444,670	$431,134
Goodwill and other amortizable intangibles	(164,579)	(165,490)
Tangible stockholders’ equity	$280,091	$265,644
Outstanding Shares	37,899,007	37,864,008
Tangible capital as a % of tangible assets (consolidated)	9.38%	8.94%
Tangible book value per share	$7.39	$7.02

The Company declared a dividend of $0.06 per share payable on August 16, 2012 to stockholders of record on August 6, 2012.

The following table sets forth the Bank’s regulatory capital position at June 30, 2012 and September 30, 2011, compared to OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Tangible capital	$257,621	8.7%	$44,597	1.5%	$—	—
Tier 1 (core) capital	257,621	8.7	118,924	4.0%	148,655	5.0%
Risk-based capital:
Tier 1	257,621	12.7%	—	—	121,814	6.0%
Total	283,028	13.9%	162,419	8.0%	203,024	10.0%
September 30, 2011:
Tangible capital	$241,196	8.1%	$44,460	1.5%	$—	—
Tier 1 (core) capital	241,196	8.1	118,559	4.0	148,199	5.0%
Risk-based capital:
Tier 1	241,496	11.8	—	—	122,126	6.0
Total	265,307	13.0%	162,835	8.0%	203,544	10.0%

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

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company and the Bank’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2012, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest Rates	Estimated	in EVE		Estimated	Estimated NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$406,662	$(9,289)	2.2%	$109,320	$10,812	11.0%
+200	418,120	2,169	0.5%	105,909	7,401	7.5%
+100	431,438	15,487	3.7%	102,374	3,866	3.9%
0	415,951	—	—%	98,508	—	—%
-100	383,757	(32,194)	7.7%	92,610	(5,998)	6.0%

The table set forth above indicates that at June 30, 2012, in the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 0.5 percent increase in EVE and a 7.5 percent increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the EVE and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

During the third quarter of fiscal year 2012, the federal funds target rate remained in a range of 0.00 – 0.25 percent as the

Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 8 basis points from 0.25 percent to 0.33 percent at the end of the third quarter of fiscal year 2012 while the yield on U.S. Treasury 10 year notes decreased 25 basis points from 1.92 percent to 1.67 percent over the same nine month period. The disproportionate decrease in yield on longer term maturities resulted in the 2-10 year treasury yield curve being flatter at the end of the third quarter of fiscal 2012 than it was when the year began. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Furthermore, during the second quarter of the current fiscal year the FOMC reiterated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately more than the longer end thereby resulting in margin compression.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities—NONE

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement with Daniel G. Rothstein effective July 1, 2012 (incorporated by reference to
Exhibit 10.1 of the Current Reporton Form 8-K filed with the SEC on July 2, 2012)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document 1(filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document 1(filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document 1(filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 1(filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document 1(filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document 1(filed herewith)

[1]	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the exchange act, and otherwise are not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	August 7, 2012	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2012	By:	/s/ Stephen V. Masterson
Stephen V. Masterson
Executive Vice President
Chief Financial Officer
Principal Accounting Officer
(Principal Financial Officer)