Form 10-K
period 2012-09-30
PROVIDENT NEW YORK BANCORP
filed 2012-12-14
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 0-25233
________________________
PROVIDENT NEW YORK BANCORP
(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2012 was $283,477,866
As of December 5, 2012 there were outstanding 44,346,087 shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2012.

PROVIDENT NEW YORK BANCORP
FORM 10-K TABLE OF CONTENTS
September 30, 2012

PART I

ITEM 1.	Business
Provident New York Bancorp
Provident New York Bancorp (“Provident Bancorp” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Provident Bank (the “Bank”). At September 30, 2012, Provident Bancorp had, on a consolidated basis, assets of $4.0 billion, deposits of $3.1 billion and stockholders’ equity of $491.1 million. As of September 30, 2012, Provident Bancorp had 44,173,470 shares of common stock outstanding.

Provident Bank
Provident Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. With $4.0 billion in assets and 493 full-time equivalent employees, Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate 35 financial centers which serve the greater New York metropolitan area . There are 13 offices located in Rockland County, New York, 12 offices in Orange County, New York, 8 offices in contiguous Sullivan, Ulster, Westchester and Putnam Counties in New York, 1 office in New York City, and 1 office in Bergen County, New Jersey which operate under the name PBNY Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, business banking (small business), wealth management, and consumer banking products and services.

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

Provident Bank’s website (www.providentbanking.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission ("SEC"), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to Provident New York Bancorp Investor Relations, 400 Rella Boulevard, Montebello, New York 10901, Attention: Donna Peterson, Provident Bank’s website is not part of this Annual Report on Form 10-K.

Non-Bank Subsidiaries
In addition to Provident Bank, the Company owns Hardenburgh Abstract Company, Inc. (“Hardenburgh”) that was acquired in connection with the acquisition of Warwick Community Bancorp (“WSB”) and Hudson Valley Investment Advisors, LLC ("HVIA"), an investment advisory firm that generates investment management fees. Hardenburgh had gross revenue from title insurance policies and abstracts of $1.1 million and net income of $202,000 for the fiscal year ending September 30, 2012. Hardenburgh and Madison Title Holding, LLC entered into a joint venture under Provident Bank, creating PB Madison Title Agency, LP, a title insurance agency that will significantly increase our capacity and market coverage.

On November 16, 2012, the Company sold Hudson Valley Investment Advisors, LLC ("HVIA"), an investment advisory firm that generated $2.4 million in fee income and net income of $372,000 in 2012. The Company has launched an enhanced program to deliver a wide range of superior wealth management products that were previously offered by HVIA.

Provident Risk Management, Inc., a captive insurance company, generated $1.2 million in intercompany revenues and $1.0 million in net income for the fiscal year ending September 30, 2012.

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

Acquisition of Gotham Bank of New York
On August 10, 2012, the Company acquired Gotham Bank of New York (“Gotham”), a New York state-chartered banking corporation with approximately $431.4 million in assets, $205.5 million in loans, and $368.9 million in deposits and one branch location in midtown Manhattan as of the acquisition date. At the closing, Gotham was merged with and into Provident Bank, with Provident Bank as the surviving entity. The shareholders of Gotham received cash equal to 125% of adjusted tangible net worth, subject to fair value adjustments. The aggregate cash consideration to Gotham shareholders and option holders was approximately $41 million. We believe that Gotham provides us with an established platform in New York City which is additive to our growth strategy and will support the expansion of our franchise in this attractive market.

Common Equity Capital Raise
On August 7, 2012, the Company sold directly to several institutional investors (the “Investors”) an aggregate of 6,258,504 shares of its common stock at a price of $7.35 per share. The Company received net proceeds of approximately $46 million, which were used to fund the acquisition of Gotham and for general corporate purposes

Forward-Looking Statements
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

Market Area
Provident Bank specializes in the delivery of service and solutions to business owners, their families, and the consumers in communities within the greater New York City marketplace through teams of dedicated and experienced relationship managers and offers a complete line of commercial, business, and consumer banking products and services. Collectively, we now operate 35 full service financial centers which serve the greater New York metropolitan area. There are 13 offices located in Rockland County, New York, 12 offices in Orange County, New York, 8 offices in contiguous Sullivan, Ulster, Westchester and Putnam Counties in New York, 1 office in New York City, and 1 office in Bergen County, New Jersey which operates under the name PBNY Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, business banking (small business) and consumer banking products and services.

Management Strategy
We operate as an regional bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state, and international banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation, and quality loan growth with emphasis on growing commercial loan balances. We believe this provides a favorable platform for long-term sustainable growth. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Imperatives for the Company will be to grow revenue and earnings by expanding client acquisitions, continuing to improve credit metrics and significantly improving operating efficiency levels. To achieve these goals we will focus on high value client segments, the expansion of delivery channels and distribution to increase client acquisitions, execute effectively by creating a highly productive performance culture, reduce operating costs, and to proactivly manage enterprise risk. Highlights of management’s business strategy are as follows:

Operating within a defined market. As an regional bank, we emphasize the centralized nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the businesses, individuals, and municipalities in our market area. We offer a broad range of financial products to meet the changing needs of the marketplace, including Internet banking, cash management services and, on a selective basis, sweep accounts. In addition, we offer wealth management services to meet the investing needs of individuals, corporations and not-for-profit entities. As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition. Our team based approach provides a level of distinctive service across our franchise. Clients are served by a focused group of professionals that provide commercial and consumer solutions to their clients. Additionally as part of our commitment to service, we have been engaged in Sunday banking since 1995. In addition, we offer multiple access channels to our customers, including our branch and ATM network, Internet banking, our Customer Care Telephone Center and our Automated Voice Response

system. We reinforce in our employees a commitment to customer service through extensive training, recognition programs and measurement of service standards.

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

Expanding our Banking Franchise. Management intends to continue the expansion of the banking franchise and to increase the number of customers served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on up-to-date technology and multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which drives a lower overall cost of funds. Management intends to maintain this strategy, which will require ongoing investment in banking locations and technology to support exceptional service levels for Provident Bank’s customers. Recent expansion efforts have been focused on the greater NYC metro area through the addition of commercial teams. We intend to concentrate on certain segments of the market, in particular focusing on business with revenues up to $100 million, small business with revenues of up to $5 million and financially secure families.

Lending Activities
General. We primarily originate commercial real estate loans, multifamily real estate and commercial business loans. We are de-emphasizing acquisition, development and construction loans. We also originate residential mortgage loans in our market area on a fixed-rate and adjustable-rate (“ARM”) basis collateralized by residential real estate, and consumer loans such as home equity lines of credit, homeowner loans and personal loans. We may sell longer-term one- to four-family residential loans and participations in some commercial loans for portfolio management purposes.

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The commercial properties are predominantly non-residential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and, to a lesser extent, more specialized properties such as assisted living and nursing homes, churches, mobile home parks, restaurants and motel/hotels. We may, from time to time, purchase commercial real estate loan participations. We also originate multifamily properties to diversify the portfolio. We target commercial real estate loans with initial principal balances between $1.0 million and $15.0 million. At September 30, 2012, loans secured by commercial real estate totaled $1.1 billion, or 50.6% of our total loan portfolio and consisted of 1,124 loans outstanding. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans are written as five-year adjustable-rate or ten-year fixed-rate mortgages and typically have ten year balloon maturities up to ten years. Amortization on these loans is typically based on 25-year payout schedules. Margins generally range from 200 basis points to 300 basis points above a reference index.

In the underwriting of commercial real estate loans, we generally lend up to 75% of the property’s appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally targeting a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower, except for loans secured by multi-family properties. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

Commercial real estate loans typically involve significant loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is a significant tenant, repayment experience also depends on the successful operation of the borrower’s underlying business.

Commercial Business Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2012, we had 1,994 commercial business loans outstanding with an aggregate balance of $343.3 million, or 16.2% of our total loan portfolio. As of September 30, 2012, the average commercial business loan balance was approximately $172,000. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, a determination is made of the probable adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability. For small business loans and lines of credit, generally those not exceeding $250,000, we use a modified credit scoring system that enables us to process the loan requests more quickly and efficiently.

Residential Mortgage Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally up to $4.0 million that are fully amortizing with monthly or bi-weekly loan payments. This portfolio totaled $350.0 million, or 16.5% of our total loan portfolio at September 30, 2012.

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes or higher in certain areas as determined by the Federal Housing Finance Agency. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. In order to reduce exposure to rising interest rates, we sold or securitized a portion of our conforming fixed rate real estate- residential loans originated, totaling $79.1 million and $52.5 million in proceeds for the fiscal years ending September 30, 2012 and 2011, respectively.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. These loans are generally intended to be held in our loan portfolio. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate residential mortgage loans, or from time to time we may decide to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae and Freddie Mac or other purchasers. Our bi-weekly residential mortgage loans that are retained in our portfolio result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. We retain the servicing rights on a large majority of loans sold to generate fee income and reinforce our commitment to customer service, although we may also sell non-conforming loans to mortgage banking companies, generally on a servicing-released basis. As of September 30, 2012, loans serviced for others, excluding loan participations, totaled $207.4 million.

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

We require title insurance on all of our residential mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. Residential first mortgage loans generally are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

Acquisition, Development and Construction Loans. Historically, we originated acquisition, development and construction (“ADC”) loans to builders in our market area. The Company has deemphasized this lending due to the economic slow down and declines in the real estate market. Effective August 2011, our policy is to consider ADC loans only on an exception basis. ADC loans totaled $144.1 million, or 6.8% of our total loan portfolio at September 30, 2012, a decline of $31.9 million, compared to September 30, 2011. ADC loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income properties. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although higher loan-to-value ratios may be allowed for certain borrowers we deem to be lower risk. We also make development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan amount is generally limited to the cost of the improvements plus limited approval of soft costs. In general, we do not originate loans with interest reserves. A portion of our ADC loans acquired through the purchase of participations do carry interest reserves. The total of these ADC participation loans with interest reserves at September 30, 2012 were $7.6 million. Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to area builders which are not affected by our new policy. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers except in cases of owner occupied construction loans. Owner occupied commercial construction loans totaled $10.1 million at September 30, 2012. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile is maintained by restricting the number of model or speculative units in each project.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. In recent years as a result of the economic downturn, most projects have performed behind schedule, requiring the borrowers to carry these projects for a longer period than was originally contemplated when we approved the credit facilities. As a result many of the borrowers have been utilizing other sources to maintain debt service or have been unable to maintain debt service requirements. As of September 30, 2012 $22.6 million of acquisition and development loans are being amortized from outside sources of cash flow.

Consumer Loans. We originate a variety of consumer and other loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2012, consumer loans totaled $209.6 million, or 9.9% of the total loan portfolio. We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of September 30, 2012, homeowner loans totaled $35.0 million or 1.7% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $165.2 million, or 7.8% of our total loan portfolio at September 30, 2012, with $110.4 million remaining undisbursed.

Other consumer loans include personal loans including overdraft lines of credit and loans secured by new or used automobiles.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real-estate residential mortgage loans	$350,022	16.5%	$389,765	22.9%	$434,900	25.5%	$460,728	27.0%	$513,381	29.6%
Commercial real estate loans	1,072,504	50.6	703,356	41.4	579,232	34.0	546,767	32.1	554,811	32.0
Commercial business loans	343,307	16.2	209,923	12.3	217,927	12.8	242,629	14.2	243,642	14.1
Acquisition, development & construction	144,061	6.8	175,931	10.3	231,258	13.6	201,611	11.9	170,979	9.9
Total commercial loans	1,559,872	73.6	1,089,210	64.0	1,028,417	60.4	991,007	58.2	969,432	56.0
Home equity lines of credit	165,200	7.8	174,521	10.2	176,134	10.4	180,205	10.6	166,491	9.6
Homeowner loans	34,999	1.7	40,969	2.4	48,941	2.9	54,941	3.2	58,569	3.4
Other consumer loans	9,379	0.4	9,334	0.5	13,149	0.8	16,376	1.0	23,680	1.4
Total consumer loans	209,578	9.9	224,824	13.1	238,224	14.1	251,522	14.8	248,740	14.4
Total loans	2,119,472	100.0%	1,703,799	100.0%	1,701,541	100.0%	1,703,257	100.0%	1,731,553	100.0%
Allowance for loan losses	(28,282)		(27,917)		(30,843)		(30,050)		(23,101)
Total loans, net	$2,091,190		$1,675,882		$1,670,698		$1,673,207		$1,708,452

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at September 30, 2012.

	Residential Mortgage		Commercial Real Estate		Commercial Business		ADC		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$6,362	5.17%	$64,491	5.38%	$93,987	4.14%	$89,831	4.50%	$4,817	13.67%	$259,488	4.77%
2014 to 2017	26,142	4.78	439,009	4.93	116,924	4.41	44,961	5.05	11,557	7.28	638,593	4.88
2017 and beyond	317,518	5.26	569,004	5.01	132,396	4.27	9,269	3.34	193,204	4.29	1,221,391	4.87
Total	$350,022	5.22%	$1,072,504	5.00%	$343,307	4.29%	$144,061	4.60%	$209,578	4.67%	$2,119,472	4.86%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$271,716	$71,944	$343,660
Commercial real estate loans	482,201	525,812	1,008,013
Commercial business loans	110,891	138,429	249,320
Acquisition, development & construction	13,309	40,921	54,230
Total commercial loans	606,401	705,162	1,311,563
Consumer loans	41,765	162,996	204,761
Total loans	$919,882	$940,102	$1,859,984

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

During fiscal year 2012, we did not sell any loans through securitzations. However, we sold $79.1 million as whole loans to Freddie Mac. We are a qualified loan servicer for both Fannie Mae and Freddie Mac. Our policy generally has been to retain the servicing rights for all conforming loans sold. We therefore continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

The Management Credit Committee (the “MCC”) consists of the President and Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, and other senior lending personnel. The MCC is authorized to approve loans within the existing policy limits established by the Board. For loans that are not within policy guidelines but are nonetheless deemed desirable, the MCC may recommend approval to the CRC, which in turn may recommend approval to the Board.

The MCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authorities are for credit secured small business loans up to $250,000. and up to $500,000 if secured by residential property. Two loan officers with sufficient authority acting together may approve loans up to $2 million.

We have established a risk rating system for our commercial business loans, commercial and multi-family real estate loans, and ADC loans to builders. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are performed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based upon the rating of the loan. The large majority of loans fall into four categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers, $12 million for the third group and $6 million for the last group. Sub-limits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank. The Board may also authorize the Chief Risk Officer, or Management Credit Committee to approve loans for specific borrowers up to a designated Board approved limit in excess of the policy limit, for that borrower.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level yield method. Deferred loan origination fees (net of deferred costs) were $310,000 at September 30, 2012.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale. The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $1.6 million are included in other assets at September 30, 2012.

Loans to One Borrower. At September 30, 2012, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $24.4 million, $22.1 million, $19.9 million, $18.9 million and $18.8 million. In addition, we have 35 relationships with an amount loaned of $10 million or more, with an aggregate exposure of $503.1 million. See “Regulation — Regulation of Provident Bank — Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Troubled Debt Restructure, Impaired Loans, Other Real Estate Owned and Classified Assets

Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. A late notice is automatically generated after the 16th day of loan payment due date requesting the payment due plus any late charge that was assessed. Legal action, notwithstanding ongoing collection efforts are put in place after 90 days of the original due date for failure to make payment. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures vary depending upon individual circumstances.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, unless well secured and in the process of collection. In addition, loans are placed on non-accrual status when, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Appraisals are performed at least annually on criticized/classifieds loans. At September 30, 2012, we had non-accrual loans of $35.4 million and $4.4 million of loans 90 days past due and still accruing interest, which were well secured and in the process of collection. At September 30, 2011, we had non-accrual loans of $36.5 million and $4.1 million of loans 90 days past due and still accruing interest.

Impaired Loans. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are based on one of three measures — the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at its measured value. Impaired loans substantially consist of non-performing loans and accruing and performing troubled debt restructured loans. At September 30, 2012, we had $53.3 million in impaired loans with $3.2 million in specific allowances.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of book value or fair value less cost to sell. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2012, we had 24 foreclosed properties with a recorded balance of $6.4 million.

Troubled Debt Restructure. The Company may modify loans to certain borrowers who are experiencing financial difficulty. If the terms of the modification include a concession, as defined by US GAAP guidance, the loan as modified is considered a trouble debt restructure (“TDR”). Nearly all of these loans are secured by real estate. Total TDRs were $24.9 million at September 30, 2012, of which $10.9 million were classified as nonaccrual and $14.1 million were performing according to terms and still accruing interest income. TDRs still accruing interest income were modified for a troubled borrower, who was still performing in accordance with the terms of their loan. The majority of TDRs consisted of four relationships totaling $8.7 million, $4.8 million, $3.5 million and $812,000 respectively. Included in the total of $17.8 million of these four relationships are $8.7 million of non performing loans. The loan modifications included actions such as extension of maturity date or the lowering of interest rates and monthly payments. The amount of commitments to lend borrowers with loans that have been modified is $4.2 million at September 30, 2012. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, designated as “special mention”. As of September 30, 2012, we had $42.4 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2012, classified assets consisted of substandard and doubtful loans of $88.7 million.

Loan Portfolio Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days & over still accruing & non- accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2012
Real estate — residential mortgage	10	$1,352	56	$11,314	66	$12,666
Real estate — commercial mortgage	7	1,875	30	10,453	37	12,328
Commercial business loans	7	237	2	344	9	581
Acquisition, development & construction	9	7,067	29	15,404	38	22,471
Consumer, including home equity loans	22	1,816	21	2,299	43	4,115
Total	55	$12,347	138	$39,814	193	$52,161
At September 30, 2011
Real estate — residential mortgage	8	$1,212	40	$7,976	48	$9,188
Real estate — commercial mortgage	4	1,105	34	13,214	38	14,319
Commercial business loans	2	490	3	243	5	733
Acquisition, development & construction	4	4,265	24	16,984	28	21,249
Consumer, including home equity loans	20	794	26	2,150	46	2,944
Total	38	$7,866	127	$40,567	165	$48,433
At September 30, 2010
Real estate — residential mortgage	1	$113	36	$8,033	37	$8,146
Real estate — commercial mortgage	4	1,469	26	9,857	30	11,326
Commercial business loans	2	3,403	6	1,376	8	4,779
Acquisition, development & construction	2	6,681	11	5,730	13	12,411
Consumer, including home equity loans	27	681	22	1,844	49	2,525
Total	36	$12,347	101	$26,840	137	$39,187
At September 30, 2009
Real estate — residential mortgage	2	$390	32	$7,357	34	$7,747
Real estate — commercial mortgage	2	398	24	6,803	26	7,201
Commercial business loans	18	999	8	457	26	1,456
Acquisition, development & construction	1	366	20	11,270	21	11,636
Consumer, including home equity loans	22	494	13	582	35	1,076
Total	45	$2,647	97	$26,469	142	$29,116
At September 30, 2008
Real estate — residential mortgage	19	$4,106	19	$4,218	38	$8,324
Real estate — commercial mortgage	8	1,666	12	3,832	20	5,498
Commercial business loans	29	1,318	35	2,811	64	4,129
Acquisition, development & construction loans	—	—	9	5,596	9	5,596
Consumer, including home equity	43	435	41	421	84	856
Total	99	$7,525	116	$16,878	215	$24,403

Risk elements. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing loans:
Real estate — residential mortgage	$9,051	$7,485	$6,080	$4,425	$1,731
Real estate — commercial mortgage	8,815	11,225	6,886	5,826	3,100
Commercial business loans	344	243	1,376	457	2,811
Acquisition, development & construction	15,404	16,538	5,730	10,830	5,596
Consumer, including home equity loans	1,830	986	1,341	371	351
Accruing loans past due 90 days or more	4,370	4,090	5,427	4,560	3,289
Total non-performing loans	$39,814	$40,567	$26,840	$26,469	$16,878
Foreclosed properties	6,403	5,391	3,891	1,712	84
Total non-performing assets	$46,217	$45,958	$30,731	$28,181	$16,962
Troubled Debt Restructures still accruing and not included above	$14,077	$8,470	$16,047	$674	$—
Ratios:
Non-performing loans to total loans	1.87%	2.38%	1.58%	1.55%	0.97%
Non-performing assets to total assets	1.15%	1.46%	1.02%	0.93%	0.57%
For the year ended September 30, 2012, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $1.7 million. Interest income actually recognized on such loans totaled $470,000.

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

The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; commercial mortgage loans; commercial mortgage community business loans; ADC loans; homeowner loans, and equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial business loans, commercial community business loans, and consumer loans. In all segments or classes, loans are reviewed for impairment once they are past due 90 days or more past due, or are classified substandard or doubtful. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan's carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally impairment reserves are recognized for estimated costs to hold and to liquidate and a 10% discount of the appraisal value. The ranges for the costs to hold and liquidate are 12-22% for the following segments: commercial mortgage loans, commercial mortgage community business mortgage loans and ADC loans and 7-13 % for homeowner loans, equity lines of credit, and residential mortgage loans. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For loans in the commercial community business loans segment we charge off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan.  For loans in the commercial business loan segment, we conduct a cash flow projection, and charge off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the imprecision of our estimates.  However, most of these cases receipt of future cash flows is too unreliable to be considered probable, resulting in the charge off of the entire balance of the loan.  For unsecured consumer loans, charge offs are recognized once the loan is 90 days or more past due or the borrower files for bankruptcy protection.

ADC lending is considered higher risk and exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. ADC loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized this type of loan.

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

Allowance for Loan Losses by Year. The following table sets forth activity in our allowance for loan losses for the years indicated.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$27,917	$30,843	$30,050	$23,101	$20,389
Charge-offs:
Real estate — residential mortgage	(2,551)	(2,140)	(749)	(461)	(97)
Real estate — commercial mortgage	(2,707)	(1,802)	(987)	(902)	(627)
Commercial business loans	(1,526)	(5,400)	(6,578)	(7,271)	(3,596)
Acquisition, development & construction	(4,124)	(8,939)	(848)	(1,515)	—
Consumer, including home equity loans	(1,901)	(1,989)	(1,168)	(1,140)	(609)
	(12,809)	(20,270)	(10,330)	(11,289)	(4,929)
Recoveries:
Real estate — residential mortgage	356	15	3	2	—
Real estate — commercial mortgage	528	2	23	—	—
Commercial business loans	1,116	605	670	249	291
Acquisition, development & construction	299	10	261	200	—
Consumer, including home equity loans	263	128	166	187	150
	2,562	760	1,123	638	441
Net charge-offs	(10,247)	(19,510)	(9,207)	(10,651)	(4,488)
Provision for loan losses	10,612	16,584	10,000	17,600	7,200
Balance at end of period	$28,282	$27,917	$30,843	$30,050	$23,101
Ratios:
Net charge-offs to average loans outstanding	0.56%	1.17%	0.56%	0.62%	0.28%
Allowance for loan losses to non-performing loans	71%	69%	115%	114%	137%
Allowance for loan losses to total loans	1.48%	1.64%	1.81%	1.76%	1.33%

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

	September 30,
	2012			2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate — residential mortgage	$4,359	$349,382	16.48%	$3,498	$389,765	22.88%	$2,641	$434,900	25.56%
Real estate — commercial mortgage	7,230	968,703	45.70%	5,568	703,356	41.28%	5,915	579,231	34.04%
Commercial business loans	4,603	242,242	11.43%	5,945	209,923	12.31%	8,970	217,928	12.81%
Acquisition, development & construction	8,526	144,061	6.80%	9,895	175,931	10.33%	9,752	231,258	13.59%
Consumer, including home equity loans	3,564	209,320	9.88%	3,011	224,824	13.20%	3,565	238,224	14.00%
Loans acquired in Gotham acquisition	—	205,764	9.71%	—	—	—%	—	—	—%
Total	$28,282	$2,119,472	100.00%	$27,917	$1,703,799	100.00%	$30,843	$1,701,541	100.00%

	September 30,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate — residential mortgage	$3,106	$460,728	27.04%	$1,494	$513,381	29.60%
Real estate — commercial mortgage	4,824	460,649	27.05%	5,793	554,811	32.00%
Real estate — commercial mortgage (CBL)	2,871	86,118	5.06%
Commercial business loans	3,917	142,908	8.39%	7,051	243,642	14.10%
Commercial business loans (CBL)	5,011	99,721	5.85%
Acquisition, development & construction	7,680	201,611	11.84%	6,841	170,979	9.90%
Consumer, including home equity loans	2,641	251,522	14.77%	1,922	248,740	14.40%
Total	$30,050	$1,703,257	100.00%	$23,101	$1,731,553	100.00%

Investment Securities
Our investment securities policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board’s Enterprise Risk Committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer, chief executive officer, treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, a summary of all transactions are reviewed by the Enterprise Risk Committee at least quarterly.

Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds and notes, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and CMOs, and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities investment yields while managing interest rate and credit risk.

FASB ASC Topic 320, Investments - Debt and Equity Securities, requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability to hold the security and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio. Excluding mortgage-backed securities and CMO’s, management sold $253.3 million in investment securities at amortized cost and realized net gains of $8.4 million for the fiscal year ended September 30, 2012

Government and Agency Securities. At September 30, 2012, we held government and agency securities as available for sale with a fair value of $408.8 million, consisting primarily of agency obligations with maturities of more than one year through ten years. In addition, we held $22.2 million in government and agency securities as held to maturity at amortized cost. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Notes. At September 30, 2012, we did not have any corporate debt securities. Corporate bonds have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment of no more than $2.0 million per issuer and a total corporate bond portfolio limit of 5% of assets.

Municipal Bonds. At September 30, 2012, we held $175.9 million at carrying value in bonds issued by states and political subdivisions, $19.4 million of which were classified as held to maturity at amortized cost and are mainly unrated and $156.5 million of which were classified as available for sale at fair value. The policy limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase, and favors issues that are insured, however we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment limitation of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2012, we did not hold any obligations that were rated less than “A-” as available for sale.

Equity Securities. At September 30, 2012, we held equity securities as available for sale had a fair value of $1.1 million. We also held $19.2 million (at cost) of Federal Home Loan Bank of New York (“FHLBNY”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the Federal Home Loan Bank advance program. Dividends on FHLBNY stock recorded during the year ended September 30, 2012 amounted to $849,000. We did not hold preferred shares of Freddie Mac or Fannie Mae, auction rate securities, or pooled trust securities, for the year ended September 30, 2012. We held approximately $809,000 in fair value of equity securities in a local bank.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower credit risk as a result of the guarantees provided by Freddie Mac and Fannie Mae; a (iii) increase liquidity, and (iv) maintain our status as a thrift for charter and income tax purposes. We invest primarily in mortgage-backed securities issued or sponsored by Freddie Mac, and Fannie Mae or private issuers for CMOs. To a lesser extent, we also invest in securities backed by agencies of the U.S. Government, such as Ginnie Mae. At September 30, 2012, our mortgage-backed securities portfolio totaled $543.8 million, consisting of $444.5 million available for sale securities at fair value and $99.3 million held to maturity securities at amortized cost. The total mortgage-backed securities portfolio includes CMOs of $221.0 million, consisting of $193.1 million available for sale securities at fair value and $27.9 million held to maturity at amortized cost. The CMO portfolio contains securities issued by private issuers totaling $4.7 million at amortized cost and $4.6 million fair value, of which $4.4 million at amortized cost are below investment grade, to which we have recorded $47,000 in other than temporary impairment as of September 30, 2012.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments. As a result of our reviews, we anticipated an acceleration of prepayments. Management sold $89.1 million in mortgage-backed securities at amortized cost, including CMO’s, at amortized cost and realized $2.1 million in net gains on the sales. These proceeds were reinvested in securities with yields which were lower than the recorded yields of the securities sold and which had a more diversified risk profile.

A portion of our mortgage-backed securities portfolio is invested in CMOs, including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae and Freddie Mac and certain private issuers. CMOs and REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. Government securities	$—	$—	$—	$—	$71,071	$72,293
Federal agency obligations	404,820	408,823	199,741	204,648	344,154	346,019
Corporate Bonds	—	—	16,984	17,062	29,406	30,540
State and municipal securities	146,136	156,481	177,666	188,684	180,879	191,657
Equity securities	1,087	1,059	1,192	1,192	1,146	889
Total investment securities available for sale	552,043	566,363	395,583	411,586	626,656	641,398
Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	155,601	161,407	136,699	139,991	149,084	153,188
Freddie Mac	81,509	85,260	98,511	100,675	56,632	58,452
Ginnie Mae	4,488	4,778	4,973	5,180	9,047	9,315
CMOs and REMICs	191,867	193,064	81,170	82,412	38,338	38,659
Total mortgage-backed securities available for sale	433,465	444,509	321,353	328,258	253,101	259,614
Total securities available for sale	$985,508	$1,010,872	$716,936	$739,844	$879,757	$901,012
At September 30, 2012, our available for sale federal agency securities portfolio, at fair value, totaled $408.8 million, or 10.20% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of one year or less, and $404.8 million had maturities of between one and ten years and a weighted average yield of 1.56%. The agency securities portfolio currently includes both callable debentures and non callable debentures.

At September 30, 2012, our available for sale state and municipal notes securities portfolio, at fair value totaled $156.5 million or 3.9% of total assets. Of the state and municipal note securities portfolio, based on amortized cost, had $2.4 million in securities with a final maturity of one year or less and a weighted average yield of 2.58%; $19.9 million maturing in one to five years with a weighted average yield of 3.44%; $86.4 million maturing in five to ten years with a weighted average yield of 3.54% and $37.5 million maturing in greater than ten years with a weighted average yield of 3.97%. Equity securities available for sale at September 30, 2012 had a fair value of $1.1 million.

At September 30, 2012, $444.5 million of our available for sale mortgage-backed securities, at fair value, consisted of pass-through securities, which totaled 11.0% of total assets and $193.1 million of CMO securities, at fair value. The total amortized cost of these pass- through securities was $241.6 million and consisted of $155.6 million, $81.5 million and $4.5 million of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities, respectively, with respective weighted average yields of 2.47%, 2.70% and 2.63%. At the same date, the fair value of our available for sale CMO portfolio totaled $193.1 million, or 4.8% of total assets, and consisted of CMOs issued by government sponsored agencies such as Fannie Mae, Freddie Mac and $4.6 million sold by private party issuers. The amortized cost of these CMOs result in a weighted average yield of 2.06%. We own both fixed-rate and floating-rate CMOs. The underlying mortgage collateral for our portfolio of CMOs available for sale at September 30, 2012 had contractual maturities of over five years. However, as with mortgage-backed pass-through securities, the actual maturity of a CMO may be less than its stated contractual maturity due to prepayments of the underlying mortgages and the terms of the CMO tranche owned.

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
Federal agencies	$22,236	$22,342	$29,973	$29,857	$—	$—
State and municipal securities	19,376	20,435	18,583	19,691	27,879	28,815
Other	1,500	1,526	1,500	1,539	1,000	1,038
Total investment securities held to maturity	43,112	44,303	50,056	51,087	28,879	29,853
Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	28,637	29,849	1,298	1,361	1,835	1,931
Freddie Mac	42,706	44,053	32,858	32,841	2,389	2,513
Ginnie Mae	—	—	—	—	16	17
CMOs and REMICs	27,921	28,119	25,828	25,983	729	748
Total mortgage-backed securities held to maturity	99,264	102,021	59,984	60,185	4,969	5,209
Total securities held to maturity	$142,376	$146,324	$110,040	$111,272	$33,848	$35,062

At September 30, 2012, our held to maturity federal agency securities portfolio, at amortized cost, totaled $22.2 million, or 0.6% of total assets. Of the federal agency portfolio, based on amortized cost, none had maturities of five years or less, and $22.2 million had maturities of between five and ten years and a weighted average yield of 2.11%. The agency securities portfolio currently includes only callable debentures.

State and municipal securities totaled $19.4 million at amortized cost (primarily unrated obligations) and consisted of $9.9 million, with a final maturity of one year or less and a weighted average yield of 2.38%; $1.9 million maturing in one to five years, with a weighted average yield of 3.77%; $3.4 million maturing in five to ten years, with a weighted average yield of 4.18% and $4.2 million maturing in greater than ten years, with a weighted average yield of 4.24%.

At September 30, 2012, our held to maturity mortgage-backed securities portfolio totaled $99.3 million at amortized cost, consisting of: none with contractual maturities of one year or less, $282,000 with a weighted average yield of 5.63% and contractual maturities within five years, and $99.0 million with a weighted average yield of 2.58% with contractual maturities of greater than ten years; CMOs of $27.9 million are included in this portfolio. While the contractual maturity of the CMOs underlying collateral is greater than ten years, the actual period to maturity of the CMOs may be shorter due to prepayments on the underlying mortgages and the terms of the CMO tranche owned.

Portfolio Maturities and Yields. The following table summarizes the composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2012. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis. ($ in thousands)

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Mortgage-Backed Securities
Fannie Mae	$108	4.14%	$5,688	2.13%	$33,201	2.27%	$116,604	2.54%	$155,601	$161,407	2.47%
Freddie Mac	168	3.71	393	3.80	—	—	80,948	2.69	81,509	85,260	2.70
Ginnie Mae	—	—	—	—	—	—	4,488	2.63	4,488	4,778	2.63
CMOs and REMICs	—	—	—	—	9,628	1.99	182,239	2.06	191,867	193,064	2.06
Total	276	3.88	6,081	2.24	42,829	2.21	384,279	2.35	433,465	444,509	2.33
Investment Securities
U.S. Government and agency securities	—	—	107,391	1.33	297,429	1.64	—	—	404,820	408,823	1.56
State and municipal	2,365	2.58	19,850	3.44	86,439	3.54	37,482	3.97	146,136	156,481	3.62
Total	2,365	2.58	127,241	1.66	383,868	2.07	37,482	3.97	550,956	565,304	2.10%
Total debt securities available for sale	$2,641	2.72%	$133,322	1.68%	$426,697	2.08%	$421,761	2.49%	$984,421	$1,009,813	2.20%
Held to Maturity:
Mortgage-Backed Securities
Fannie Mae	$—	—%	$76	4.81%	$—	—%	$28,561	2.93%	$28,637	$29,849	2.93%
Freddie Mac	—	—	206	5.93	—	—	42,500	2.59	42,706	44,053	2.61%
CMOs and REMICs	—	—	—	—	—	—	27,921	2.18	27,921	28,119	2.18%
Total	—	—	282	5.63	—	—	98,982	2.57	99,264	102,021	2.58%
Investment Securities
U.S. Government and agency securities	—	—%	—	—	22,236	2.11	—	—	22,236	22,342	2.11%
State and municipal	9,867	2.38	1,930	3.77	3,375	4.18	4,204	4.24	19,376	20,435	3.24%
Other	250	1.51	1,250	2.53	—	—	—	—	1,500	1,526	2.36%
Total	10,117	2.36	3,180	3.28	25,611	2.38	4,204	4.24	43,112	44,303	5.42%
Total debt securities held to maturity	$10,117	2.36%	$3,462	3.47%	$25,611	2.38%	$103,186	2.64%	$142,376	$146,324	3.07%

Sources of Funds
General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general corporate purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide a variety of commercial checking accounts and other products for businesses.

At September 30, 2012, our deposits totaled $3.1 billion. Interest-bearing deposits totaled $2.2 billion, and non-interest-bearing demand deposits totaled $947.3 million. NOW, savings and money market deposits totaled $1.8 billion at September 30, 2012. Also at that date, we had a total of $387.5 million in certificates of deposit, of which $344.0 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of such accounts upon maturity, although we may have to match competitive rates to retain many of these accounts.

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

We utilize brokered deposits on a limited basis as a diversification of wholesale funding on a secured basis. We maintain limits for the use of wholesale deposit and other short term funding in general less than 10% of total assets. Most of the brokered deposit funding maintained by the bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are the Company’s brokered deposits:

	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Savings	$13,344	$—
Money market	46,566	5,725
Reciprocal CDAR’s [1]	1,354	2,746
CDAR’s one way	764	3,366
Total brokered deposits	$62,028	$11,837

[1]	Certificate of deposit account registry service

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the year ended September 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits:
Retail	$167,050	5.4%	$194,299	8.5%	$174,731	8.2%
Commercial & municipal	780,254	25.0	456,927	19.8	355,126	16.6
Total demand deposits	947,304	30.4	651,226	28.3	529,857	24.8
Business & municipal NOW deposits	234,368	7.5	237,865	10.4	276,100	12.9
Personal NOW deposits	213,755	6.9	164,637	7.2	139,517	6.5
Savings deposits	506,538	16.3	429,825	18.7	392,321	18.3
Money market deposits	821,704	26.4	509,483	22.2	427,334	19.9
Subtotal	2,723,669	87.5	1,993,036	86.8	1,765,129	82.4
Certificates of deposit	387,482	12.5	303,659	13.2	377,573	17.6
Total deposits	$3,111,151	100.0%	$2,296,695	100.0%	$2,142,702	100.0%

As of September 30, 2012 and September 30, 2011 the Company had $901.7 million and $614.8 million, respectively, in municipal deposits. Of these amounts, approximately $425.0 million and $284.0 million were deposits related to school district tax deposits due on September 30, 2012 and 2011, respectively, which we generally retain only for a short period. The following table sets forth the distribution of average deposit accounts by account category with the average rates paid at the dates indicated.

	September 30,
	2012			2011			2010
	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid	Average Balance	Interest	Average Rate Paid
	(Dollars in thousands)
Non interest bearing deposits	$520,265	$—	—%	$472,388	$—	—%	$429,655	$—	—%
NOW deposits	399,819	483	0.12%	315,623	595	0.19%	280,304	579	0.21%
Savings deposits (1)	485,624	393	0.08%	432,227	444	0.10%	397,760	403	0.10%
Money market deposits	671,325	2,194	0.33%	489,347	1,595	0.33%	419,152	1,456	0.35%
Certificates of deposit	289,230	2,511	0.87%	373,142	3,470	0.93%	451,509	6,079	1.35%
Total interest bearing deposits	1,845,998	$5,581	0.30%	1,610,339	$6,104	0.38%	1,548,725	$8,517	0.55%
Total deposits	$2,366,263			$2,082,727			$1,978,380

(1)	Includes club accounts and mortgage escrow balances

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate ranges at the dates indicated.

	At September 30, 2012
	Period to Maturity						Total at September 30,
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	2011	2010
	(Dollars in thousands)
Interest Rate Range:
1.00% and below	$224,994	$7,703	$4,396	$2,056	$239,149	61.7%	$245,777	$285,923
1.01% to 2.00%	108,115	2,634	220	3,867	114,836	29.6%	15,024	35,527
2.01% to 3.00%	1,046	4,020	5,985	518	11,569	3.0%	16,842	21,261
3.01% to 4.00%	3,303	5,798	—	—	9,101	2.4%	10,526	17,092
4.01% to 5.00%	6,272	6,252	—	—	12,524	3.2%	15,002	17,115
5.01% to 6.00%	303	—	—	—	303	0.1%	488	655
Total	$344,033	$26,407	$10,601	$6,441	$387,482	100%	$303,659	$377,573

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2012.

	Maturity
	3 months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$67,692	$42,852	$46,422	$27,000	$183,966
Certificates of deposit of $100,000 or more (¹)	99,036	45,839	42,192	16,449	203,516
	$166,728	$88,691	$88,614	$43,449	$387,482
 __________________

(¹)
The weighted interest rates for these accounts, by maturity period, are 1.08% for 3 months or less; 1.06% for 3 to 6 months; 1.04% for 6 to 12 months; and 2.37% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.17%

Short-term Borrowings. Our short-term borrowings (less than one year) consist of advances and overnight borrowings, and in 2011 includes $51.5 million of debt guaranteed by the FDIC which matured in February 2012. At September 30, 2012, we had access to additional Federal Home Loan Bank advances of up to an additional $200 million in overnight advances on a collateralized basis. The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$10,136	$61,500	$44,873
Average balance during year	27,286	55,098	91,442
Maximum outstanding at any month end	103,500	128,200	184,040
Weighted average interest rate at end of year	1.88%	2.96%	3.82%
Weighted average interest rate during year	0.78%	1.67%	2.33%

Competition
The greater New York metropolitan area is a highly-competitive market area. The New York metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well-received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits. Although we have not done so in the past, net interest income could be adversely affected should competitive pressures cause us to increase our interest rates paid on deposits in order to maintain our market share.

Employees
As of September 30, 2012, we had 456 full-time employees and 66 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General
As a savings and loan holding company, Provident Bancorp is supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Its federal savings bank subsidiary, Provident Bank, is supervised and regulated by the Office of the Comptroller of the Currency (“OCC”). As a state-chartered, FDIC-insured bank, Provident Municipal Bank is regulated by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”). Because it is an FDIC-insured institution, Provident Bank also is subject to regulation by the FDIC. Provident Bank's relationship with its depositors and borrowers is governed to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Provident Bank's loan documents. As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The Federal Reserve, OCC, FDIC, SEC, and other regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Certain federal banking laws have been amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Regulation - Financial Reform Legislation” below. Among the more significant changes made by the Dodd-Frank Act, effective July 21, 2011, the Office of Thrift Supervision (“OTS”) ceased to exist as a separate entity and was merged into the OCC. The OCC has assumed the OTS' role as primary federal regulator and supervisor of Provident Bank. The Federal Reserve has become the primary supervisor and regulator with respect to Provident Bancorp. Some of the numerous governmental regulations to which Provident Bancorp and its subsidiaries are subject are summarized below. These summaries are not complete and you should refer to these laws and regulations for more information. Failure to comply with applicable laws and regulations could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. Applicable laws and regulations may change in the future and any such change could have a material adverse impact on Provident Bancorp, Provident Bank or Provident Municipal Bank.

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

Provident Bancorp must generally limit its activities to those permissible for (i) financial holding companies under section 4(k) of the Bank Holding Company Act, or (ii) multiple savings and loan holding companies under the Savings and Loan Holding Company Act. Activities in which a financial holding company may engage are those considered financial in nature or those incidentals or complementary to financial activities. These activities include lending, trust and investment advisory activities, insurance agency activities, and securities and insurance underwriting activities. Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act, as implemented by the Federal Reserve's Regulation Y.

Federal law prohibits Provident Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings association, another bank, a savings and loan holding company, or a bank holding company without prior written approval of the Federal Reserve Bank. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the voting shares of a savings association or savings and loan holding company that is not already a subsidiary, without prior written approval of the Federal Reserve Bank. In evaluating applications for acquisition, the Federal Reserve Bank must consider the financial and managerial resources and future prospects of the company and association involved the effect of the acquisition on the association, the risk to the Deposit Insurance Fund, the convenience and needs of the community to be served, and competitive factors.

As a public company with securities registered under the Securities Exchange Act of 1934, Provident Bancorp also is subject to that statute and to the Sarbanes-Oxley Act.

Dividends
Provident Bancorp is a legal entity separate and distinct from its savings association and other subsidiaries, and its principal sources of funds are cash dividends paid by these subsidiaries. OCC regulations limit the amount of capital distributions, including cash dividends, stock repurchases, and other transactions charged to the institution's capital account, that can be made by Provident Bank. Furthermore, because Provident Bank is a subsidiary of a holding company, it must file a notice with the Federal Reserve at least 30 days before Provident Bank's Board of Directors declares a dividend. This notice may be disapproved if the Federal Reserve finds that:

•	the savings association would be undercapitalized or worse following the dividend;

•	the proposed dividend raises safety and soundness concerns; or

•	the dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement with or condition imposed by an appropriate federal banking agency.

Provident Bank must file an application (rather than a notice) with the OCC if, among other things, the total amount of all capital distributions, including the proposed distribution, for the calendar year exceeds the institution's net income for that year, plus retained net income for the preceding two years.

As of October 1, 2012, the maximum amount of dividends that could be declared by Provident Bank for fiscal year 2012, without regulatory approval, is net retained income for calendar year 2012, plus $10.0 million.

Capital Requirements
As a federal savings association, Provident Bank is subject to OCC capital requirements. The OCC regulations require savings associations to meet three minimum capital standards: at least an 8% risk-based capital ratio, a 4% leverage ratio (3% for institutions receiving the highest supervisory rating), and at least a 1.5% tangible capital ratio.

The OCC's risk-based capital standards require a savings association to maintain a Tier 1 (core) capital to risk-weighted assets ratio of at least 4%, and a total (core plus supplementary) capital to risk-weighted assets ratio of at least 8%. To determine these ratios, the regulations define core capital as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible capital, other than certain mortgage servicing rights and credit card relationships. Supplementary capital is defined as including cumulative perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OCC capital regulation based on the risks inherent in the type of asset. The OCC's leverage ratio is defined as the ratio of core capital to adjusted total assets. The tangible capital ratio is defined as the ratio of tangible capital (the components of which are very similar to those of core capital) to adjusted total assets.

In addition to generally applicable capital requirements, Provident Bank has committed to the OCC to have an 8% Tier 1 leverage ratio upon consummation of the Gotham Bank merger and thereafter to maintain capital at comparable levels consistent with its capital management policy. At the time of the merger with Gotham Bank, Provident Bank's Tier 1 leverage ratio exceeded 8% and Provident Bank believes it continues to be in compliance with this commitment under the OCC's average asset calculation method.

The FDIC-insured bank, Provident Municipal Bank is subject to the risk-based capital and leverage capital requirements of the FDIC. These requirements are similar to the OCC risk-based capital and leverage capital requirements described above.

The Dodd-Frank Act contains a number of provisions that affect the capital requirements applicable to Provident Bank and to Provident Bancorp, including the requirement that thrift holding companies be subject to consolidated capital requirements. See “Regulation - Financial Reform Legislation,” below. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The U.S. federal banking agencies issued three notices of proposed rulemaking (NPRs) in June 2012 that would revise and replace the current regulatory capital rules to adopt the Basel III capital rules. The NPRs proposed, among other rules, to revise risk-based and leverage capital requirements for all insured banks and savings associations, and top-tier savings and loan holding companies domiciled in the United States. The proposals suggested an effective date of January 1, 2013, but on November 9, 2012 the U.S. federal banking agencies announced that they do not expect any of the Basel III proposed rules to be implemented by the suggested January 2013 date. The enactment of the Basel III rules could increase the required capital levels of Provident Bank and Provident Bancorp.

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

If an institution fails to meet these capital requirements, progressively more severe restrictions are placed on the institution's operations, management and capital distributions, depending on the capital category in which an institution is placed. Any institution that is “adequately capitalized” is, absent a waiver from the FDIC, prohibited from accepting or renewing brokered deposits. Any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital and may not accept or renew brokered deposits. In addition, numerous mandatory supervisory actions become immediately applicable to the insured depository institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The federal banking agencies also may take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors. The agencies also may appoint a receiver or conservator for a savings association that is “critically undercapitalized”.

At September 30, 2012, the capital of Provident Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Deposit Insurance
The FDIC insures deposit accounts in Provident Bank and Provident Municipal Bank generally up to a maximum of $250,000 per ownership category of each separately-insured depositor. As FDIC-insured depository institutions, Provident Bank and Provident Municipal Bank are required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund. Currently, the annual FDIC assessment rate ranges from $0.025 to $0.45 (not including the depository institution debt adjustment) per $100 of the institution's assessment base, based on the institution's relative risk to the Deposit Insurance Fund, as measured by the institution's regulatory capital position and other supervisory factors. The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

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

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. For the quarter ended September 30, 2012, the annualized FICO assessment was equal to $0.01 for each $100 of insured domestic deposits maintained at an institution.

Regulation of Provident Bank

Business Activities. As a federal savings association, Provident Bank derives its deposit, lending and investment powers from the Home Owners' Loan Act (the “HOLA”) and the regulations of the OCC. Under these laws and regulations, Provident Bank may offer any type of deposit accounts, make or invest in mortgage loans secured by residential and commercial real estate, make and invest in commercial and consumer loans, certain types of debt securities and certain other loans and assets, subject in certain cases to certain limits. Provident Bank also may establish and operate subsidiaries that engage in activities permissible for Provident Bank, as well as service corporation subsidiaries that engage in activities not permissible for Provident Bank to engage in directly (such as real estate investment, and securities and insurance brokerage). Pursuant to this authority, Provident Bank operates certain subsidiaries, including Provest Services Corp. I, which holds an investment in a limited partnership that operates an assisted living facility; Provest Services Corp. II, a licensed insurance agency, which contracts with LPL Financial Corp. in order to offer annuities and insurance products to customers of Provident Bank. Provident Bank also controls Provident REIT, Inc. and WSB Funding Corp. to hold residential and commercial real estate loans and the Bank maintains several corporations which hold foreclosed properties acquired by Provident Bank. Certain of Provident Bank's subsidiaries are subject to separate regulatory requirements, such as those applicable to insurance agencies and investment advisors. Hardenburgh Abstract Company Inc., a title insurance agency; Provident Risk Management Inc., a captive insurance company insuring Provident affiliated risk; and Hudson Valley Investment Advisors, LLC (HVIA), an investment advisory firm are subsidiaries of Provident Bancorp. However, on November 16, 2012 substantially all of the assets of HVIA were sold to a nonaffiliated party.

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

Loans to One Borrower. Provident Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2012, Provident Bank was in compliance with the loans-to-one-borrower limitations.

Transactions with Affiliates. Provident Bank is subject to restrictions on transactions with affiliates that are the same as those applicable to commercial banks under Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve's Regulation W, as well as certain additional restrictions imposed on federal savings associations by the Home Owners' Loan Act. The term “affiliate” under these laws means any company that controls or is under common control with a savings association and includes Provident Bancorp and its non-bank subsidiaries. Transactions between Provident Bank and certain affiliates are restricted to an aggregate percentage of Provident Bank's capital, and certain transactions must be collateralized with certain specified assets. The HOLA further prohibits a savings association from lending to any affiliate that is engaged in activities not permissible for a bank holding company and from purchasing or investing in securities issued by any affiliate other than with respect to shares of a subsidiary. Permissible transactions with affiliates must be on terms that are at least as favorable to the savings association as comparable transactions with non-affiliates.

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

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding the types of transactions covered by the law to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes became effective on July 21, 2012. See “Regulation - Financial Reform Legislation”.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations such as Provident Bank, and has the authority to bring enforcement action against all “institution-affiliated parties,” including controlling stockholders, agents, and attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil money penalties may be imposed for a wide range of violations and actions. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OCC to help meet the credit needs of their communities, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The OCC is required to assess the savings association's record of compliance with the CRA, and to assign one of four possible ratings to an institution's CRA performance, including “outstanding,” “satisfactory,” “needs to improve,” and “substantial noncompliance.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Provident Bank received an “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Federal Home Loan Bank System. Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Provident Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2012, Provident Bank was in compliance with this requirement.

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

•
Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Possible Charter Conversion. The Company currently is considering the possibility of converting Provident Bank from a federal savings bank to a national bank. At present, there is no assurance when, or if, a conversion will ultimately occur. Although, as a national bank, Provident Bank would no longer need to satisfy the QTL test, its powers to conduct its business and the regulatory restrictions on those power otherwise would generally remain the same. In addition, Provident Bancorp and Provident Bank would continue to be regulated by the Federal Reserve and the OCC, respectively. Accordingly, we believe that even if the conversion occurs it will not materially affect the business or operations of either Provident Bancorp or Provident Bank.

Recent Regulatory Initiatives

TLGP. Provident Bancorp and Provident Bank decided to opt-out of the TLGP effective July 1, 2010. As a result, Provident Bank's non-interest-bearing transaction deposits accounts (such as business checking accounts), interest bearing transaction accounts, and IOLTA accounts were insured up to $250,000 from July 1, 2010 through December 30, 2010. From December 31, 2010 through December 31, 2012, non-interest bearing transaction accounts and IOLTA accounts are fully insured beyond the $250,000 limit under the Dodd-Frank Act. Beginning January 1, 2013, insurance coverage for non-interest bearing transaction accounts and IOLTA accounts will revert to the standard FDIC limit of $250,000, unless the U.S. Congress passes further legislation extending the unlimited coverage before December 31, 2012, which does not appear likely at this time.

In addition, the FDIC guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities between October 14, 2008 and October 31, 2009. For eligible debt issued by that date, the FDIC provides the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. Provident Bank issued $51.5 million senior unsecured debt in a pooled security in February 2009. This debt matured in February 2012. Provident prepaid $1.00 of insurance premiums for each $100 (on a per annum basis) of debt that was guaranteed.

Financial Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Act into law. This law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including Provident Bank and Provident Bancorp. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that has been particularly significant to Provident Bancorp and Provident Bank is the abolition of the OTS, their historical federal financial institution regulator, on July 21, 2011. Supervision and regulation of Provident Bancorp have moved to the Federal Reserve and supervision and regulation of Provident Bank have moved to the OCC. The HOLA remains the main statute applicable to Provident Bancorp and Provident Bank, but it has been amended by the Dodd-Frank Act, as described below and by the implementing regulations that are being adopted and interpreted by the Federal Reserve and the OCC, respectively.

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. Provident Bancorp for the first time will be subject to consolidated capital requirements and must to serve as a source of strength to Provident Bank.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that Provident Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective on July 21, 2012. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on Provident Bancorp or Provident Bank.

The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage. See “Regulation-Deposit Insurance”.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company's proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (CFPB), which took over responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OCC). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The Dodd-Frank Act also provides that the same standards for federal preemption of state laws apply to both national banks and federal savings banks. As a result it is likely the Bank would be subject to a wider array of State laws going forward.

The scope and impact of many of the Dodd-Frank Act's provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on Provident Bancorp or Provident Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

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

One change that has been particularly significant to us is the abolition of the OTS, our historical federal financial institution regulator, which was effective on July 21, 2011. Supervision and regulation of Provident Bancorp has moved to the Federal Reserve and supervision and regulation of Provident Bank has moved to the OCC. Except as described below, however, the laws and regulations applicable to us have not generally changed - the Home Owners Loan Act and the regulations issued under the Dodd-Frank Act generally still apply (although these laws and regulations are now interpreted by the Federal Reserve and the OCC, respectively). However, the application of the laws and regulations may vary as administered by the Federal Reserve and the OCC. It is possible that the OCC may evaluate the activities of Provident Bank in ways that are more restrictive than the OTS has. This might cause us to incur increased costs or become more restrictive in certain activities than we have been in the past.

In addition, Provident Bancorp for the first time will be subject to consolidated capital requirements and must serve as a source of strength to Provident Bank. It is possible such requirements may limit our capacity to pay dividends or repurchase shares. Provident Bank also will be subject to the same lending limits as national banks. In addition, the affiliate transaction rules in Section 23A of the Federal Reserve Act, as implemented by the Federal Reserve's Regulation W, will apply to securities lending, repurchase agreement and derivatives activities that Provident Bank may have with an affiliate.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including Provident Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.15% over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on Provident Bank's profits and financial condition.

The Dodd-Frank Act created a new CFPB which took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others, on July 21, 2011. However, institutions such as Provident Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of Provident Bank, the OCC).

In addition, the Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that was enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association's or national bank's powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

The scope and impact of many of the Dodd-Frank Act's provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.

Difficult market conditions have adversely affected our industry.
We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have to strained the financial markets both abroad and domestically. Although there appears to be evidence of some improvements in the overall situation during 2012, financial institutions continue to be affected by declines in the real estate market and the constrained financial markets. Declines in the housing market over the past three years, with falling home prices and elevated foreclosure, unemployment and under-employment statistics, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions , reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers, although we have observed some increases in lending activity over the past few months. This tightening of credit has led to an increased level of commercial and consumer delinquencies, lowered consumer confidence, and reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. If these conditions were to worsen, this would likely exacerbate the adverse effects of these market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•
Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with our loans; and

•
Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

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

Acquisition, development, and construction (ADC) loans, commercial real estate and commercial and industrial (C&I) loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, C&I loans and ADC loans to be the higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At September 30, 2012, our portfolio of commercial real estate loans totaled $1.1 billion, or 50.6% of total loans, our commercial and industrial business loan portfolio totaled $343.3 million, or 16.2% of total loans, and our portfolio of ADC loans totaled $144.1 million, or 6.8 % of total loans. We plan to continue to emphasize the origination of these types of loans other than ADC loans, which we now make only on an exception basis. In the case of C&I loans, which we are emphasizing throughout our market area, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter.

In addition, many of our borrowers also have more than one commercial real estate, commercial business or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss. In particular, many of our ADC loans continue to pose higher risk levels than the levels expected at origination. Many projects are stalled or are selling at prices lower than expected. While we continue to seek pay downs on loans with or without sales activity, this portfolio may cause us to incur additional bad debt expense even if losses are not realized. Additionally, the balance on over half of our ADC loans is maturing within one year, which may expose us to greater risk of loss or to report increased levels of loans considered troubled debt restructures.

Changes in the value of goodwill and intangible assets could reduce our earnings.
The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2012, the fair value of Provident Bancorp shares exceed recorded book value by 9%. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Our continuing concentration of loans in our primary market area may increase our risk.
Our success depends primarily on the general economic conditions in the counties in which we have historically conducted most of our business, and in the New York metropolitan area in general. Most of the loans and deposits we hold arise from customers primarily in Rockland and Orange Counties, New York. We also have a branch presence in Ulster, Sullivan, Westchester and Putnam Counties in New York and in Bergen County, New Jersey. Also, during fiscal 2012 we have expanded into New York City through the creation of commercial banking teams for the New York City marketplace and the acquisition of Gotham Bank, which among other things, has provided us with a branch in the City. Although our recent expansion into New York City and continued growth in Westchester County, New York help us diversify, the economic conditions in Rockland and Orange counties continue to have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A deterioration in those conditions would adversely affect our results of operations and financial condition.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At September 30, 2012, our investment and mortgage-backed securities available for sale totaled $1.0 billion. Unrealized gains on securities available for sale, net of tax, amounted to $15.1 million and are reported as part of other comprehensive income, included as a separate component of stockholders' equity. Further, decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.
Provident Bancorp is a separate legal entity from its subsidiary, Provident Bank, and does not have significant operations of its own. The availability of dividends from Provident Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Provident Bank and other factors that Provident Bank's regulator could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, Provident Bancorp will be subjected to consolidated capital requirements and must serve as a source of strength to Provident Bank. If Provident Bank is unable to pay dividends to Provident Bancorp or Provident Bancorp is required to retain capital or contribute capital to Provident Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

A breach of information security could negatively affect our earnings.
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. While to date we have not been subject to cyber attacks or other cyber incidents, we cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors' systems may arise from events that are wholly or partially beyond our vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse affect on the value of our common stock.

Our management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012.
We have identified material weaknesses in our internal control over financial reporting as of September 30, 2012. These material weaknesses are described in Item 9A, "Controls and Procedures" in this Form 10-K, together with a discussion of our remedial efforts.

 Our failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings.

Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were designated by the OCC as “adequately capitalized,” our ability to take brokered deposits would become limited. If we were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver. Also, in addition to generally applicable capital requirements, Provident Bank has committed to maintain an 8% Tier 1 leverage ratio at comparable levels consistent with its capital management policy. While we believe that Provident Bank has been and continues to be in compliance with this commitment, if the OCC were to conclude otherwise it could seek to impose sanctions on Provident Bank.

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
Provisions of the certificate of incorporation and bylaws of Provident Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, super majority voting requirements for certain business combinations, the election of directors to staggered terms of three years and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

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
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Over the past few years, foreclosure time lines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure time-line may have an adverse effect on collateral values and our ability to minimize our losses.

Unresolved Staff Comments
Not Applicable.

ITEM 2.	Properties

We maintain our executive offices, commercial lending division and investment management and trust department at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 48,623 square feet. At September 30, 2012, we conducted our business through 35 full-service financial centers which serve the greater New York City metropolitan area. Of these financial centers, 12 are located in Orange County, New York, 13 in Rockland County, New York. We operate 8 offices in Ulster, Sullivan, Westchester and Putnam Counties in New York, 1 office in New York City, and 1 office in Bergen County, NJ which operates under the name PBNY Bank, a division of Provident Bank, New York. Additionally, 18 of our financial centers are owned and 17 are leased.

In addition to our branch network and corporate headquarters we lease 2 and own 1 additional properties which are held for general corporate purposes and 24 foreclosed properties located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 6 of the “Notes to Consolidated Financial Statements” for further detail on our premises and equipment.

ITEM 3.	Legal Proceedings
Provident Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to Provident Bancorp’s financial condition and results of operations.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(A)
The shares of common stock of Provident Bancorp are quoted on the New York Stock Exchange (“NYSE”) under the symbol “PBNY.” As of September 30, 2012, Provident Bancorp has one designated registered market maker, 5,280 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 44,173,470 shares outstanding.
Market Price and Dividends. The following table sets forth market price and dividend information for the common stock for the past two fiscal years.

Quarter Ended	High	Low	Cash Dividends Declared
September 30, 2012	$9.65	$7.44	$0.06
June 30, 2012	8.72	7.24	0.06
March 31, 2012	9.21	6.70	0.06
December 31, 2011	7.63	5.51	0.06
September 30, 2011	$8.49	$5.82	$0.06
June 30, 2011	10.15	8.26	0.06
March 31, 2011	10.93	9.11	0.06
December 31, 2010	10.64	8.48	0.06
Payment of dividends on Provident Bancorp’s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, legal, and regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Repurchases of the Company’s shares of common stock during the fourth quarter of the fiscal year ended September 30, 2012 are detailed in (C) below. There were no sales of unregistered securities during the quarter ended September 30, 2012.
Set forth below is a stock performance graph comparing the yearly total return on our shares of common stock, commencing with the closing price on September 30, 2007, with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.
There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

PROVIDENT NEW YORK BANCORP

	Period Ending
Index	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012
Provident New York Bancorp	100.00	102.72	76.10	68.64	48.93	81.56
NASDAQ Composite	100.00	78.08	80.06	90.26	92.97	121.46
SNL Mid-Atlantic Thrift Index	100.00	85.91	63.66	71.94	56.47	74.79
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
(B)
Not Applicable

(C)
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
Period (2012)
July 1 — July 31	2,724	$7.77	—	776,713
August 1 — August 31	420	8.29	—	776,713
September 1 — September 30	2,897	9.41	—	776,713
Total	6,041	$8.59	—

[1]
The total number of shares purchased during the periods includes shares deemed to have been received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes ($51,907, or 6,041shares), as is permitted under the Company’s stock benefit plans and shares repurchased as part of a previously authorized repurchase program.

[2]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

ITEM 6.	Selected Financial Data
The following financial condition and operating data are derived from the audited consolidated financial statements of Provident Bancorp. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this report respectively.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$4,022,982	$3,137,402	$3,021,025	$3,021,893	$2,984,371
Loans, net (1)	2,091,190	1,675,882	1,670,698	1,673,207	1,708,452
Securities available for sale	1,010,872	739,844	901,012	832,583	791,688
Securities held to maturity	142,376	110,040	33,848	44,614	43,013
Deposits	3,111,151	2,296,695	2,142,702	2,082,282	1,989,197
Borrowings	345,176	323,522	363,751	430,628	566,008
Equity	491,122	431,134	430,955	427,456	399,158

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$115,037	$112,614	$119,774	$131,590	$148,982
Interest expense	18,573	21,324	26,440	37,720	53,642
Net interest income	96,464	91,290	93,334	93,870	95,340
Provision for loan losses	10,612	16,584	10,000	17,600	7,200
Net interest income after provision for loan losses	85,852	74,706	83,334	76,270	88,140
Non-interest income	32,152	29,951	27,201	39,953	21,042
Non-interest expense	91,957	90,111	83,170	80,187	75,500
Income before income tax expense	26,047	14,546	27,365	36,036	33,682
Income tax expense	6,159	2,807	6,873	10,175	9,904
Net income	$19,888	$11,739	$20,492	$25,861	$23,778

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.62%	0.40%	0.70%	0.89%	0.84%
Return on equity (ratio of net income to average equity)	4.45	2.75	4.82	6.22	5.88
Average interest rate spread (2)	3.33	3.42	3.51	3.46	3.49
Net interest margin (3)	3.51	3.65	3.78	3.81	3.96
Efficiency ratio (4)	68.34	71.00	68.96	65.11	61.20
Non-interest expense to average total assets	2.88	3.06	2.85	2.77	2.68
Ratio of average interest-earning assets to average interest-bearing liabilities	129.13	128.36	126.66	123.54	122.26
Per Share Related Data:
Basic earnings per share	$0.52	$0.31	$0.54	$0.67	$0.61
Diluted earnings per share	0.52	0.31	0.54	0.67	0.61
Dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share (6)	11.12	11.39	11.26	10.81	10.03
Dividend payout ratio (5)	46.15%	77.42%	44.44%	35.82%	39.34%
Asset Quality Ratios:
Non-performing assets to total assets (1)	1.15%	1.46%	1.02%	0.93%	0.57%
Non-performing loans to total loans (1)	1.88	2.38	1.58	1.55	0.97
Allowance for loan losses to non-performing loans	71	69	115	114	137
Allowance for loan losses to total loans	1.47	1.64	1.81	1.76	1.33
Capital Ratios:
Equity to total assets at end of year	12.21%	13.74%	14.27%	14.15%	13.37%
Average equity to average assets	13.99	14.49	14.60	14.36	14.34
Tier 1 leverage ratio (bank only)	7.5	8.1	8.4	8.6	8.0
Other Data:
Number of full service offices	35	37	35	33	33
_________________________

(1)	Excludes loans held for sale.

(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

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

(4)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis. Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both non-interest expense and non-interest income to exclude from these items (as calculated under generally accepted accounting principles) certain component elements, such as non-recurring charges, other real estate expense and amortization of intangibles (deducted from non-interest expense) and securities transactions and other non-recurring items (excluded from non-interest income). We follow these practices.

(5)	The dividend payout ratio represents dividends per share divided by basic earnings per share.

(6)
Book value per share is based on total stockholders’ equity and 44,173,470; 37,864,008; 38,262,288; 39,547,207; and 39,815,213 outstanding common shares at September 30, 2012, 2011, 2010, 2009 and 2008, respectively. For this purpose, common shares include unallocated employee stock ownership plan shares but exclude treasury shares.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

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

The Company's results reflect the effects of the implementation of our strategies as a result of our focus on strong, consistent execution. This year, we restructured the organization around markets and have hired or promoted leadership to assume the roles of market presidents. We also announced our expansion into New York City which follows through on our strategic objective of expanding our reach into the greater New York City marketplace. In addition, we have hired 6 seasoned commercial banking teams for the New York City marketplace, all with proven track records of delivering superior service to their clients, as well as restructured the legacy market teams bringing the total teams to 16. Along with the restructuring we have introduced a measurement and accountability system for the teams that align incentives with shareholder objectives.
In line with our strategies, during the month of August we acquired Gotham Bank of New York. Gotham Bank provides an attractive platform in the New York City marketplace from which to grow our franchise. The Company has also launched a new Wealth Management Services division designed to provide a full array of wealth management options to our growing and sophisticated client base. This service has already begun to fill a key need for our clients.
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
We continue to experience pressure on net interest income as low rates cause many assets to prepay or to be called. Many of our liabilities are at rates that are either fixed or already very low, so maintaining net interest margin is a function of loan growth, growth in non-interest bearing deposits and certain core deposits, and continuation of our deposit pricing discipline. Current market interest rates remain low, and may have an affect on our reinvestment opportunities.
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
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. At September 30, 2012 Provident has recorded $28.3 million in its allowance for loan losses.
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
We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. At September 30, 2012 the Bank had $2.1 million in naming rights net of amortization included in other intangibles related to Provident Bank Ball Park and $1.6 million in mortgage servicing rights included in other assets.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. At September 30, 2012, Provident Bancorp has net deferred tax assets of $504,000.
Interest income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless the Company considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when we have determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. At September 30, 2012, Provident has $35.4 million in loans in non-accrual status.
Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Total assets as of September 30, 2012 were $4.0 billion, an increase of $885.6 million compared to September 30, 2011. Significant causes for the increase were the August acquisition of Gotham Bank whose assets totaled $431.4 million on the acquisition date, as well as, seasonal monies received from municipal tax collection activity. Core deposit and other intangibles increased $2.5 million as a result of the Gotham Bank acquisition offset by decreases in other intangibles relating to the pending sale of HVIA.

Net loans as of September 30, 2012 were $2.1 billion, an increase of $415.3 million, or 24.8%, over net loan balances of $1.7 billion at September 30, 2011. Approximately half of this increase is due to the loans acquired from Gotham Bank. Commercial real estate loans increased $369.1 million, or 52.5%, commercial business loans increased $133.4 million, or 63.5%, and ADC loans decreased $31.9 million or 18.1% to $144.1 million compared to $175.9 million as of September 30, 2011, reflecting our decision to decrease ADC lending and increase commercial lending. Consumer loans decreased by $15.2 million, or 6.8%, during the fiscal year ended September 30, 2012, residential loans decreased by $39.7 million, or 10.2%. Total loan originations, excluding loans originated for sale were $735.7 million for the fiscal year ended September 30, 2012, while repayments were $509.1 million for the fiscal year ended September 30, 2012. The allowance for loan loss increased from $27.9 million to $28.3 million as a result of provisions to loan losses of $10.6 million and net charge offs of $10.2 million.

Total securities increased by $303.4 million, to $1.2 billion at September 30, 2012 from $849.9 million at September 30, 2011. Security purchases were $774.7 million, sales of securities were $344.4 million, and maturities, calls, and repayments were $237.5 million.

Goodwill and other intangibles totaled $170.4 million at September 30, 2012 an increase of $4.9 million. The increase is a mainly related to the August 2012 acquisition of Gotham Bank off set by decreases relating to the pending sale of HVIA.

Deposits as of September 30, 2012 were $3.1 billion, an increase of $814.5 million, or 35.5%, from September 30, 2011. Included in deposits for September 30, 2012 were approximately $425.0 million in short-term seasonal municipal deposits compared to $284.0 million at September 30, 2011. As of September 30, 2012, transaction accounts were 44.9% of deposits, or $1.4 billion compared to $1.1 billion or 45.9% at September 30, 2011. As of September 30, 2012, savings deposits were $506.5 million, an increase of $76.7 million or 17.8%. Money market accounts increased $312.2 million or 61.3% to $821.7 million at September 30, 2012 and certificate of deposits increased $83.8 million or 27.6% to $387.5 million.

Borrowings decreased by $29.8 million, or 8.0%, from September 2011, to $345.2 million primarily due to the maturity of the Company's FDIC guaranteed borrowing. The company restructured of $5.0 million of FHLBNY advances during the first quarter of fiscal 2012 which had a weighted average rate of 4.04 percent and duration of 1.5 years, into new borrowings with a weighted average rate of 2.37 percent, and duration of 1.6 years. Prepayment penalties of $278,500 associated with the modifications are being amortized into interest expense over the modification period on a level yield basis.

Stockholders’ equity increased $60.0 million from September 30, 2011 to $491.1 million at September 30, 2012. The increase was primarily due to an increase of $46.5 million in additional paid in capital from the issuance of 6,258,504 shares of common stock at a price of $7.35 per share . The Company received net proceeds of approximately $46.0 million. The Company's retained earnings increased $10.8 million, additionally accumulated other comprehensive income improved by $1.8 million, after realizing securities gains in fiscal year 2012 of $10.5 million. During fiscal 2012, the Company did not repurchase shares of common stock under the treasury repurchase program.

As of September 30, 2012 the Company had authorization to purchase up to additional 776, 713 shares of common stock. Bank Tier I capital to assets was 7.5% at September 30, 2012. Tangible capital as a percentage of tangible assets at the holding company level was 8.3%.
Credit Quality
Nonperforming loans ("NPLs") decreased slightly to $39.8 million at September 30, 2012 compared to $40.6 million at September 30, 2011.  However, non performing loans peaked during the year at $52.0 million at March 31, 2012.  The increase primarily resulted from deterioration in our ADC portfolio combined with some increase in nonperforming commercial real estate loans.  Through a combination of restructuring and loan sales, along with partial charge-offs, we reduced the balance during the second half of the fiscal year.

The Allowance for Loan Losses increased from $27.9 million to $28.3 million as the provisions exceeded net charge-offs by $365,000. The allowance for loan losses at September 30, 2012 was $28.3 million, 71 percent of nonperforming loans and 1.48 percent of Provident loan portfolio. Net charge-offs for the year ended September 30, 2012 were $10.2 million, or .56% of average loans, compared to net charge-offs of $19.5 million, or 1.17% of average loans for the prior year. The decrease in net charge-offs is mostly due to decreases in net charge offs in commercial business loans and ADC loans.  The prior year included $8.9 million of net charges in the ADC portfolio of which $7.5 million was from one relationship.

Our classified loans,  those rated substandard or worse, declined from $94.0 million at September 30, 2011 to $88.7 million at September 30, 2012 primarily driven by a reduction in our ADC loans commensurate with the reduction in the non performing loans from this segment.  Special mention loans, however, increased from $23.0 million at September 30, 2011 to $42.4 million at September 30 2012, driven by increases in our commercial business and commercial real estate portfolios.  The increase in the commercial business portfolio was primarily caused by a downgrade of a loan to a substantial borrower that was used to partially finance a residential housing development that has been paying according to terms.  The increase in the Commercial real estate portfolio primarily resulted from upgrades from the substandard category.

Average Balances
The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax exempt securities are reported on a tax-equivalent basis, using a 35% federal tax rate. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended September 30,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans (1)	$1,806,136	91,010	5.04%	$1,665,360	$89,500	5.37%	$1,656,016	$92,542	5.59%
Securities taxable	778,994	16,537	2.12	695,961	14,493	2.08	662,914	18,208	2.75
Securities-tax exempt	188,520	9,996	5.30	213,450	11,448	5.36	216,119	11,959	5.53
Federal Reserve Bank	51,351	127	0.25	14,044	32	0.23	20,009	52	0.26
Other	18,901	865	4.58	20,933	1,148	5.48	25,007	1,198	4.79
Total Interest-earnings assets	2,843,902	118,535	4.17	2,609,748	116,621	4.47	2,580,065	123,959	4.80
Non-interest earning assets	351,397			339,503			333,495
Total assets	$3,195,299			$2,949,251			$2,913,560
Interest Bearing Liabilities:
NOW deposits	$399,819	483	0.12	$315,623	595	0.19	$280,304	579	0.21
Savings deposits (2)	485,624	393	0.08	432,227	444	0.10	397,760	403	0.10
Money market deposits	671,325	2,194	0.33	489,347	1,595	0.33	419,152	1,456	0.35
Certificates of deposit	289,230	2,511	0.87	373,142	3,470	0.93	451,509	6,079	1.35
Senior debt	19,136	753	3.93	51,498	2,017	3.92	51,495	2,029	3.94
Borrowings	337,160	12,239	3.63	371,318	13,203	3.56	436,835	15,894	3.64
Total interest-bearing liabilities	2,202,294	18,573	0.84	2,033,155	21,324	1.05	2,037,055	26,440	1.30
Non-interest bearing deposits	520,265			472,388			429,655
Other non-interest bearing liabilities	25,675			16,418			21,442
Total liabilities	2,748,234			2,521,961			2,488,152
Stockholders’ equity	447,065			427,290			425,408
Total liabilities and Stockholders’ equity	$3,195,299			$2,949,251			$2,913,560
Net interest rate spread (3)			3.33%			3.42%			3.51%
Net Interest-earning assets (4)	$641,608			$576,593			$543,010
Net interest margin (5)		99,962	3.51%		95,297	3.65%		97,519	3.78%
Less tax equivalent adjustment		(3,498)			(4,007)			(4,185)
Net Interest income		$96,464			$91,290			$93,334
Ratio of interest-earning assets to interest bearing liabilities		129.13%			128.36%			126.66%

(1)	Balances include the effect of net deferred loan origination fees and costs, the allowance for the loan losses, and non accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest-bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,367	$(5,857)	$1,510	$670	$(3,712)	$(3,042)
Securities taxable	1,761	283	2,044	878	(4,593)	(3,715)
Securities tax exempt	(1,325)	(127)	(1,452)	(147)	(364)	(511)
Federal Reserve Bank	92	3	95	(15)	(5)	(20)
Other earning assets	(90)	(193)	(283)	(191)	141	(50)
Total interest-earning assets	7,805	(5,891)	1,914	1,195	(8,533)	(7,338)
Interest-bearing
Liabilities:
NOW deposits	139	(251)	(112)	73	(57)	16
Savings deposits	46	(97)	(51)	41	—	41
Money market deposits	599	—	599	229	(90)	139
Certificates of deposit	(745)	(214)	(959)	(934)	(1,675)	(2,609)
Senior Debt	(1,269)	5	(1,264)	—	(12)	(12)
Borrowings	(1,223)	259	(964)	(2,347)	(344)	(2,691)
Total interest-bearing liabilities	(2,453)	(298)	(2,751)	(2,938)	(2,178)	(5,116)
Less tax equivalent adjustment	(466)	(43)	(509)	(51)	(127)	(178)
Change in net interest income	$10,724	$(5,550)	$5,174	$4,184	$(6,228)	$(2,044)
Net Interest Income
Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.
Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011
Net income for the year ended September 30, 2012 was $19.9 million or $0.52 per diluted share. This compares to net income of $11.7 million, or $0.31 per diluted share for the year ended September 30, 2011.

Interest Income. Interest income on a tax equivalent basis for the year ended September 30, 2012 increased to $100.0 million, a increase of $4.7 million, or 4.9%, compared to the prior year. Average interest-earning assets for the year ended September 30, 2012 were $2.8 billion, an increase of $234.2 million, or 9.0%, over average interest-earning assets for the year ended September 30, 2011. Average loan balances increased by $140.8 million, average balances at the Federal Reserve Bank increased $37.3 million and average balances of other earning assets decreased by $2.0 million, primarily FHLB stock. On a tax-equivalent basis, average yields on interest earning assets decreased by 30 basis points to 4.17% for the year ended September 30, 2012, from 4.47% for the year ended September 30, 2011. The primary reasons for the decrease in asset yields are declines in general market interest rates on new lending activity, and the sale of securities with subsequent reinvestment at lower yields.
Interest income on loans for the year ended September 30, 2012 increased $1.5 million to $91.0 million from $89.5 million for the prior fiscal year. Interest income on commercial loans for the year ended September 30, 2012 increased to $61.2 million, as compared to commercial loan interest income of $57.4 million for the prior fiscal year. Average balances of commercial loans grew $173.4 million to $1.2 billion, with a 47 basis point decrease in the average yield. Prime rate remained at 3.25% during fiscal year 2012. Commercial loans adjustable with the prime rate totaled $354.7 million at September 30, 2012. Interest income on consumer loans decreased to $10.1 million, as compared to consumer loan interest income of $10.5 million for the prior fiscal year. Average balances of consumer loans decreased $11.9 million to $221.4 million, with a increase of 5 basis points in the average yield. Consumer loans adjustable with the prime rate totaled $162.2 million at September 30, 2012. Income earned on residential mortgage loans was $19.7 million for the year ended September 30, 2012, down $1.9 million, from the prior year as a result of refinancing activity at lower rates and lower outstanding average balances.

Tax-equivalent interest income on securities, balances at Federal Reserve Bank and other earning assets increased to $27.5 million for the year ended September 30, 2012, compared to $27.1 million for the prior year. This was due to a tax-equivalent decrease of 22 basis points in yields. The Company sold $344.4 million in securities and recorded $10.5 million in gains on the sales. Further during fiscal 2012, proceeds totaling $237.5 million in security maturities and repayments were reinvested at current market rates with a minor increase in duration.

Interest Expense. Interest expense for the year ended September 30, 2011 decreased by $2.8 million to $18.6 million, a decrease of 12.9% compared to interest expense of $21.3 million for the prior fiscal year. The decrease in interest expense was primarily due to the decreases in balances on average borrowings as well as lower rates paid on interest bearing deposits at September 30, 2012. Rates paid on interest bearing liabilities decreased to 0.84% from 1.05% in fiscal 2011. The average interest rate paid on certificates of deposit decreased by 6 basis points to 0.87% for the year ended September 30, 2012, from 0.93% for the prior year. The rates paid on NOW accounts decreased 7 basis points for fiscal 2012 as compared to fiscal 2011. The average cost of borrowings increased to 3.63% at September 30, 2012 from 3.56% in 2011, average balances decreased by $34.2 million. Further, during the year, the bank restructured $5.0 million in FHLB advances and paid $278,000 in prepayment fees as part of the modification.

Net Interest Income for the fiscal year ended September 30, 2012 was $96.5 million, compared to $91.3 million for the year ended September 30, 2011. The tax equivalent net interest margin decreased by 14 basis points to 3.51%, while the net interest spread decreased by 9 basis points to 3.33%. The main components of this decrease relates to the fact that the Bank's cash position throughout the year was higher than normal, and that cash was placed in lower yielding investments. Additionally, the loans originated during the year were at lower yields than the historical weighted book yield.

Provision for Loan Losses. We recorded $10.6 million in loan loss provisions for the year ended September 30, 2012 compared to $16.6 million in the prior year, a decrease of $6.0 million. We decreased the provision due to decreased net charge-offs, which were $10.2 million for the year ended September 30, 2012, compared to $19.5 million in the previous year.The ADC loan segment continues to experience higher levels of charge offs in comparison to the other segments as a result of the slow moving real estate market. The remaining charge offs were concentrated in write downs of mortgage secured non performing loans based on declining appraisal values. Prior year net charge-offs were at an all time high due to recording $8.9 million of charges in the ADC portfolio, including $7.5 million in one relationship, as sale activity in residential housing subdivisions dropped sharply in the second half of fiscal year 2011.

During the year, our special mention loans increased from $23.0 million at September 30, 2011 to $42.4 million at September 30, 2012, while our substandard and doubtful loans decreased from $94.0 million to $88.7 million, respectively. All significant loans classified substandard or special mention are reviewed for impairment. As a result of our review we may establish a specific reserve, which totaled $3.2 million at September 30, 2012. A specific reserve is established when current information indicates that the carrying value of a loan is probably not recoverable, but there is sufficient uncertainty about the actual occurrence of a loss, or the amount thereof.

Non-interest income was $32.2 million for the fiscal year ended September 30, 2012 compared to $29.9 million at September 30, 2011. Income on securities sales, deposit fees and service charges, investment management fees, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, and net gains on the sale of loans made up the majority of non interest income. During the year ended September 30, 2012, the Company recorded gains on sales of investment securities totaling $10.5 million compared to $10.0 million for the prior year. Deposit fees and service charges increased by $566,000, or 5.24%. During fiscal 2012 the Company originated and sold $80.6 million in residential mortgage loans and recorded $1.9 million in gains compared to $49.8 million in loans sold with $1.0 million in gains at September 30, 2011.

Non-interest expense for the fiscal year ended September 30, 2012 increased by $1.8 million, or 2.0% to $92.0 million, compared to $90.1 million for the same period in 2011. The largest components of non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, merger related expense and professional fees. The increase was primarily attributable to merger expense of $5.9 million related to the acquisition of Gotham Bank and increased compensation and employee benefits of $2.4 million to $46.0 compared to $43.7 in the prior year. These increases were off set by decreases of $1.5 million to advertising and promotion and prior year restructuring charges of $3.2 million and deferred benefit settlement / CEO transition charges of $1.8 million.

Income Taxes. Income tax expense was $6.2 million for the fiscal year ended September 30, 2012 compared to $2.8 million for fiscal 2011, representing effective tax rates of 23.65% and 19.29%, respectively. The lower tax rate in 2011 was primarily due to the high proportion of tax-free income, BOLI and insurance relative to the total levels of pre-tax income.

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

Total securities decreased by $85.0 million, to $849.9 million at September 30, 2011 from $934.9 million at September 30, 2010. Securities purchases were $716.3 million, sales of securities were $540.5 million, and maturities, calls, and repayments were $269.0 million.

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
Credit Quality
The Allowance for Loan Losses decreased from $30.8 million to $27.9 million as net charge-offs exceeded provisions by $3.0 million . Net charge-offs for the year ended September 30, 2011 were $19.4 million, or 1.17% of average loans, compared to net charge-offs of $9.2 million, or .56% of average loans for the prior year. The increase in net charge-offs came about as we recorded $8.9 million of charges in our ADC portfolio, including $7.5 million in one relationship. Sales activity in a residential housing subdivision dropped sharply in the second half of the year, causing us to re-evaluate cash flow expectations and collateral values in the related projects. We also experienced net charge-offs of $4.6 million in the C&I portion of our Community Business Loan portfolio and $2.3 million in our Residential Mortgage Loan portfolio. During September 2011 we completed the sale of $1.2 million in non performing residential mortgages, which accounted for $1.1 million of the residential charge-off total.

Non-performing Loans increased from $26.8 million to $40.6 million primarily driven by an increase in the ADC portfolio of $11.3 million. As at September 30, 2011, non performing loans consisted of ADC loans of $17.0 million, Commercial mortgages including CBL of $13.2 million, residential mortgages of $8.0 million, consumer of $2.2 million and $243,000 in commercial business loans. In addition, other real estate owned consisted of 17 properties totaling $5.4 million dollars. However, we were able to reduce classified (substandard/doubtful) loans during the year from $132.1 million at September 30, 2010 to $94.0 million at September 30 2011. Loans carried as criticized (special mention) similarly went from $37.9 million down to $23.0 million at September 30 2011.

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

Average Balances
The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-exempt securities are reported on a tax-equivalent basis, using a 35% federal tax rate. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accredited to interest income or expense.

	Years Ended September 30,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans (1)	$1,665,360	$89,500	5.37%	$1,656,016	$92,542	5.59%	$1,700,383	$97,149	5.71%
Securities taxable	695,961	14,493	2.08%	662,914	18,208	2.75%	592,071	25,552	4.32%
Securities-tax exempt	213,450	11,448	5.36%	216,119	11,959	5.53%	194,028	11,569	5.96%
Federal Reserve Bank	14,044	32	0.23%	20,009	52	0.26%	56,639	144	0.25%
Other	20,933	1,148	5.48%	25,007	1,198	4.79%	27,061	1,225	4.53%
Total Interest-earnings assets	2,609,748	116,621	4.47%	2,580,065	123,959	4.80%	2,570,182	135,639	5.28%
Non-interest earning assets	339,503			333,495			325,322
Total assets	$2,949,251			$2,913,560			$2,895,504
Interest Bearing Liabilities:
NOW deposits	$315,623	595	0.19%	$280,304	579	0.21%	$232,164	670	0.29%
Savings deposits (2)	432,227	444	0.10%	397,760	403	0.10%	366,355	758	0.21%
Money market deposits	489,347	1,595	0.33%	419,152	1,456	0.35%	374,507	2,707	0.72%
Certificates of deposit	373,142	3,470	0.93%	451,509	6,079	1.35%	577,723	14,240	2.46%
Senior Debt	51,498	2,017	3.92%	51,495	2,029	3.94%	32,730	1,269	3.88%
Borrowings	371,318	13,203	3.56%	436,835	15,894	3.64%	496,884	18,076	3.64%
Total interest-bearing liabilities	2,033,155	21,324	1.05%	2,037,055	26,440	1.30%	2,080,363	37,720	1.81%
Non-interest bearing deposits	472,388			429,655			380,571
Other non-interest bearing liabilities	16,418			21,442			18,683
Total liabilities	2,521,961			2,488,152			2,479,617
Stockholders’ equity	427,290			425,408			415,887
Total liabilities and Stockholders’ equity	$2,949,251			$2,913,560			$2,895,504
Net interest rate spread (3)			3.42%			3.51%			3.46%
Net Interest-earning assets (4)	$576,593			$543,010			$489,819
Net interest margin (5)		95,297	3.65%		97,519	3.78%		97,919	3.81%
Less tax equivalent adjustment		(4,007)			(4,185)			(4,049)
Net Interest income		$91,290			$93,334			$93,870
Ratio of interest-earning assets to interest bearing liabilities		128.36%			126.66%			123.54%

(1)	Balances include the effect of net deferred loan origination fees and costs, the allowance for the loan losses, and non accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest-bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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
Provision for Loan Losses. We recorded $16.6 million in loan loss provisions for the year ended September 30, 2011 compared to $10.0 million in the prior year, an increase of $6.6 million. We increased the provision due to increased net charge-offs, which were $19.5 million at September 30, 2011 compared to $9.2 million in the previous year. Our charge-offs were centered in our ADC portfolio, which incurred $8.9 million on average outstanding loans of $224.1 million. Of the $8.9 million in ADC charge-offs one relationship accounted for $7.5 million due to a dramatic reduction in sales activity in the second half of our fiscal year on a particular property which resulted in a reduction in collateral value. We incurred $5.6 million in net charge-offs in our CBL C&I portfolio on average outstanding of $84.3 million. The other significant component of net charge-offs was our residential mortgage portfolio, in which we recorded $2.1 million in net charge-offs as the foreclosure process has extended on average to three or more years, home prices have continued to be weak, and taxes continue to accrue. We sold a portion of these loans in foreclosure to reduce a portion of this exposure. We recorded a loss of $1.1 million included above, on the sale of $1.3 million in the book value of loans.

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
Non-interest income consists primarily of income on securities sales, deposit fees and service charges, net increases in the cash surrender value of bank-owned life insurance (“BOLI”) contracts, title insurance fees and investment management fees. Non-interest income was $30.0 million for the fiscal year ended September 30, 2011 compared to $27.2 million at September 30, 2010. During the year ended September 30, 2011, the Company recorded gains on sales of investment securities totaling $10.0 million compared to $8.2 million for the prior year. Deposit fees and service charges decreased by $417,000, or 3.71%. Title insurance fee income derived from the Hardenburgh Abstract Company, Inc. increased $67,000 due to an increase in residential mortgage originations. Investment management fees increased $10,000 which is related to increased market values on assets under management. During fiscal 2011 the Company originated and sold $49.8 million in residential mortgage loans and recorded $1.0 million in gains compared to $52.8 million in loans sold with $867,000 in gains at September 30, 2010.
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
The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2012 and 2011, the Company had no interests in non-consolidated special purpose entities.
Lending Commitments. Lending commitments include loan commitments, unused credit lines, and letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.
For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At September 30, 2012, these commitments totaled $126.3 million. For our real estate businesses, loan commitments are generally for development and construction, and these totaled $125.7 million, at September 30, 2012. Loan commitments for our retail customers are generally lines of credit secured by residential property. At September 30, 2012, our retail loan commitments and unused credit lines totaled $127.6 million. In addition loan commitments for overdrafts were $12.0 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity, of a customer to a third party, and represent an independent undertaking by the Company to the third party. Letters of credit as of September 30, 2012 totaled $26.4 million.
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

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)
FHLB and other borrowings	$10,136	$109,512	$202,587	$22,941	$345,176
Time deposits	344,033	37,008	6,441	—	387,482
Letters of credits	9,537	8,382	285	8,237	26,441
Undrawn lines of credit	265,940	—	—	—	265,940
Operating leases	2,782	5,029	4,899	13,024	25,734
Total	$632,428	$159,931	$214,212	$44,202	$1,050,773
Commitments to extend credit	$125,729	—	—	—	$125,729
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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial real estate and residential mortgage loans, and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2012, 2011 and 2010, our loan originations totaled $ 810.1 million, $578.6 million, and $472.1 million, respectively. Purchases of securities available for sale totaled $679.6 million, $622.6 million and $830.6 million for the years ended September 30, 2012, 2011 and 2010, respectively. Purchases of securities held to maturity totaled $95.2 million, $93.8 million and $23.0 million for the years ended September 30, 2012, 2011 and 2010, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $125.7 million at September 30, 2012, and consisted of $117.1 million at adjustable or variable rates and $8.6 million at fixed rates. Unused lines of credit granted to customers were $265.9 million at September 30, 2012. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $59.0 million and $57.0 million at September 30, 2012 and September 30, 2011, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net increase / (decrease) in total deposits was $814.5 million, $154.0 million and $60.4 million, for the years ended September 30, 2012, 2011 and 2010, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2012 totaled $344.0 million. Based upon prior experience and our current pricing strategy, we believe that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

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

We generally remain fully invested and utilize additional sources of funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $345.2 million was outstanding at September 30, 2012. At September 30, 2012, we had the ability to borrow an additional $488.5 million under our credit facilities with the Federal Home Loan Bank. The Bank may borrow up to an additional $380.4 million by pledging securities not required to be pledged for other purposes as of September 30, 2012. Further, at September 30, 2012 we had $62.0 million in Brokered Certificates of Deposit (including certificates of deposit accounts registry service (CDAR’s) reciprocal CD’s of $1.4 million and Money Market of $46.6 million) and have relationships with several brokers to utilize these sources of funding should conditions warrant further sources of funds. Provident Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”.

Cash and short-term borrowing capacity at September 30, 2012 is summarized below:

(Dollars in thousands)
Cash and Due from Banks	$437,982
Unpledged investment Securities	380,437
Unpledged mortgage collateral	488,534
Total immediate funding available	$1,306,953
The Company’s tangible capital to tangible asset ratio is 8.32% as of September 30, 2012. The Bank’s regulatory capital ratios as of September 30,2012 were as follows:

Tier I leverage*	7.5%
Tier I risk based capital	12.1%
Total risk based capital	13.3%
*Calculated using the OCC's rules for a thrift institution, which requires the Tier I leverage ratio to be calculated on period end balances. However, if the OCC's rules for a national bank were used, which uses average assets for the period, the Tier I leverage ratio would have been 8.8%.
The levels are well above current regulatory capital requirements to be considered well capitalized. We are currently studying the impact on capital resulting from the Basel III accords.

Provident Bank has committed to the OCC to have an 8% Tier 1 leverage ratio consistent with its capital management policy. At the time of the acquisition with Gotham Bank, Provident Bank's Tier 1 leverage ratio exceeded 8% and Provident Bank believes it continues to be in compliance with this commitment under its capital policy. Consistent with these commitments and to help support the acquisition of Gotham Bank and future growth, the Company raised $46 million in common equity on August 7, 2012.

The Company has an effective shelf registration covering $14 million of debt and equity securities remaining available for use, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

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
The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•
the timely implementation of our new business strategy, including customer acceptance of our products and services and the perceived overall value, pricing and quality of them, compared to our competitors;

•
legislative and regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

•	general economic conditions, either nationally, internationally, or in our market areas, including fluctuations in real estate values and constrained financial markets;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

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
Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company's and the Bank’s net portfolio value (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.
Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2012, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rates curve, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Changes in EVE			Changes in NII
Interest Rates (basis points)	Estimated EVE	Amount	Percent	Estimated NII	Amount	Percent
(Dollars in thousands)
+300	$445,806	$(30,474)	-6.4%	$119,121	$11,299	10.5%
+200	465,091	(11,189)	-2.3%	115,200	7,378	6.8%
+100	488,527	12,247	2.6%	111,522	3,700	3.4%
0	476,280	—	—%	107,822	—	—%
-100	462,631	(13,649)	-2.9%	101,116	(6,706)	-6.2%

The table set forth above indicates that at September 30, 2012, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience an 2.3% decrease in EVE and a 6.8% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

Since December 2008, the federal funds target rate remained in a range of 0.00 – 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities decreased by 2 basis points from 0.25% to 0.23% during fiscal year 2012 while the yield on U.S. Treasury 10 year notes decreased 27 basis points from 1.92% to 1.65% over the same time period. The greater rate of decrease on longer term maturities has resulted in the 2-10 year treasury yield curve being flatter at the end of the past fiscal year than it was when the year began. The overall lower yield curve caused a significant reduction in rates paid on deposits and short-term borrowings as well as rates charged on loans and other assets. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period”. Furthermore, during the fourth quarter of the current fiscal year the FOMC stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2015. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately more than the longer end thereby resulting in margin compression. We hold $50 million in notional principal of interest rate caps to help mitigate this risk. Should rates not increase sufficiently to collect on such derivatives; the fair value of this derivative would decline and eventually mature.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Management on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm on Financial Statements

(D)	Consolidated Statements of Financial Condition as of September 30, 2012 and 2011

(E)	Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010

(F)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010

(G)	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

(H)	Notes to Consolidated Financial Statements
The supplementary data required by this item (selected quarterly financial data) is provided in Note 21 of the Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting
Board of Directors and Stockholders
Provident New York Bancorp:
The management of Provident New York Bancorp (“the Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company's system of internal controls is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.
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
Management assessed the Company's internal control over financial reporting as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis by the Company's internal controls.
Based on our assessment, we identified the following two deficiencies in internal control over financial reporting as of September 30, 2012 that we consider to be material weaknesses:

1.
The Company did not maintain effective controls to ensure the accuracy of the provision for income taxes or deferred taxes. Specifically, this control deficiency was the result of inadequate staffing and technical expertise in key positions related to accounting for provision for income taxes and deferred income taxes.

2.	The Company did not maintain effective controls to ensure that pension accounting matters were properly recorded and presented on the Balance Sheet or the Statement of Other Comprehensive Income.
Based on the material weaknesses identified herein, Management has enacted the following action plans to enhance the Company's internal control over financial reporting:

1.
Management will increase the Company's personnel resources and technical accounting expertise within the accounting function. In addition, management has instituted additional specific training for existing accounting personnel.

2.
Management has enhanced its written policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Based on our identification of the material weakness described above, we believe that, as of September 30, 2012, the Company's internal control over financial control did not meet the criteria for effective internal control over financial reporting and thus was not effective.
We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2012. Any audit adjustments arising from these deficiencies were recorded in our audited financial statements for the fiscal year ended September 30, 2012 and are included in this Annual Report on Form 10-K
The Company's independent registered public accounting firm has issued an audit report on the effective operation of the Company's internal control over financial reporting as of September 30, 2012. This report appears on the following page.

By:	/s/ Jack Kopnisky
Jack Kopnisky
President and Chief Executive Officer
(Principal Executive Officer)
December 14, 2012

By:	/s/ Stephen Masterson
Stephen Masterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
December 14, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Provident New York Bancorp

We have audited Provident New York Bancorp's (“the Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Provident New York Bancorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's report.

•
The Company did not maintain effective controls to ensure the accuracy of the provision for income taxes and related current and deferred income tax assets and liabilities. Specifically, this control deficiency was the result of inadequate staffing and technical expertise in key positions related to accounting for income taxes.

•	The Company did not maintain effective controls to ensure that pension accounting matters were properly recorded and presented on the balance sheet or the statement of comprehensive income.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the September 30, 2012 financial statements and this report does not affect our report dated December 14, 2012 on those financial statements.

In our opinion, because of the effects of the material weaknesses described above, Provident New York Bancorp has not maintained effective internal control over financial reporting as of September 30, 2012, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident New York Bancorp and subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of income, statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years ended September 30, 2012 and our report dated December 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/Crowe Horwath LLP
New York, New York
December 14, 2012

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
Provident New York Bancorp

We have audited the accompanying consolidated statements of financial condition of Provident New York Bancorp and subsidiaries (“the Company”) as of September 30, 2012 and 2011 and the related consolidated statements of income, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident New York Bancorp and subsidiaries as of September 30, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident New York Bancorp's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2012 expressed an adverse opinion thereon.

/s/Crowe Horwath LLP
New York, New York
December 14, 2012

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES Consolidated Statements of Financial Condition (Dollars in thousands, except per share data)

	September 30,
	2012	2011
ASSETS
Cash and due from banks	$437,982	$281,512
Securities
Available for sale, at fair value	1,010,872	739,844
Held to maturity, at amortized cost (fair value of $146,324 and $111,272 in 2012 and 2011, respectively)	142,376	110,040
Total securities	1,153,248	849,884
Assets held for sale	4,550	—
Loans held for sale	7,505	4,176
Gross loans	2,119,472	1,703,799
Allowance for loan losses	(28,282)	(27,917)
Total loans, net	2,091,190	1,675,882
Federal Home Loan Bank (“FHLB”) stock, at cost	19,249	17,584
Accrued interest receivable	10,513	9,904
Premises and equipment, net	38,483	40,886
Goodwill	163,247	160,861
Core deposit and other intangible assets	7,164	4,629
Bank owned life insurance	59,017	56,967
Foreclosed properties	6,403	5,391
Other assets	24,431	29,726
Total assets	$4,022,982	$3,137,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$3,111,151	$2,296,695
FHLB and other borrowings	345,176	323,522
Borrowing senior unsecured note (FDIC insured)	—	51,499
Mortgage escrow funds	11,919	9,701
Other liabilities	63,614	24,851
Total liabilities	3,531,860	2,706,268
Commitments and Contingent liabilities	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 52,188,056 and 45,929,552 issued for 2012 and 2011, respectively; 44,173,470 and 37,864,008 shares outstanding in 2012 and 2011 respectively)	522	459
Additional paid-in capital	403,541	357,063
Unallocated common stock held by employee stock ownership plan (“ESOP”); 563,826 and 611,677 unallocated shares outstanding in 2012 and 2011, respectively	(5,638)	(6,138)
Treasury stock, at cost (8,014,586 shares in 2012 and 8,065,544 shares in 2011)	(90,173)	(90,585)
Retained earnings	175,971	165,199
Accumulated other comprehensive income, net of taxes of $4,688 in 2012 and $3,522 in 2011	6,899	5,136
Total stockholders’ equity	491,122	431,134
Total liabilities and stockholders’ equity	$4,022,982	$3,137,402
See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES Consolidated Statements of Income For the years ended September 30, (Dollars in thousands, except per share data)

	2012	2011	2010
Interest and dividend income:
Loans, including fees	$91,010	$89,500	$92,542
Taxable securities	16,538	14,493	18,208
Non-taxable securities	6,497	7,441	7,774
Other earning assets	992	1,180	1,250
Total interest and dividend income	115,037	112,614	119,774
Interest expense:
Deposits	5,581	6,104	8,517
Borrowings	12,992	15,220	17,923
Total interest expense	18,573	21,324	26,440
Net interest income	96,464	91,290	93,334
Provision for loan losses	10,612	16,584	10,000
Net interest income after provision for loan losses	85,852	74,706	83,334
Non-interest income:
Deposit fees and service charges	11,377	10,811	11,228
Net gain on sale of securities	10,452	10,011	8,157
Other than temporary impairment on securities:
Total impairment loss	(90)	(787)	—
Loss recognized in other comprehensive income	43	509	—
Net impairment loss recognized in earnings	(47)	(278)	—
Title insurance fees	1,106	1,224	1,157
Bank owned life insurance	2,050	2,049	2,044
Gain (loss) on sale of premises and equipment	75	—	(54)
Net gain on sales of loans	1,897	1,027	867
Loss on sale of HVIA	(135)	—	—
Investment management fees	3,143	3,080	3,070
Fair value loss on interest rate caps	(63)	(197)	(1,106)
Other	2,297	2,224	1,838
Total non-interest income	32,152	29,951	27,201
Non-interest expense:
Compensation and employee benefits	46,038	43,662	43,589
Defined benefit settlement charge / CEO transition	—	1,772	—
Restructuring charge (severance / branch relocation)	—	3,201	—
Stock-based compensation plans	1,187	1,162	1,543
Merger related expense	5,925	255	—
Occupancy and office operations	14,457	14,508	13,434
Advertising and promotion	1,849	3,328	3,252
Professional fees	4,247	4,389	4,019
Data and check processing	2,802	2,763	2,285
Amortization of intangible assets	1,245	1,426	1,849
ATM/debit card expense	1,711	1,584	1,601
Foreclosed property expense	1,618	1,171	137
FDIC insurance and regulatory assessments	3,096	2,910	3,675
Other	7,782	7,980	7,786
Total non-interest expense	91,957	90,111	83,170
Income before income tax expense	26,047	14,546	27,365
Income tax expense	6,159	2,807	6,873
Net income	$19,888	$11,739	$20,492
Weighted average common shares:
Basic	38,227,653	37,452,596	38,161,180
Diluted	38,248,046	37,453,542	38,185,122
Earnings per common share
Basic	$0.52	$0.31	$0.54
Diluted	$0.52	$0.31	$0.54
See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the years ended September 30, 2012, 2011 and 2010
(in thousands, except share data)

	2012	2011	2010
Net income:	$19,888	$11,739	$20,492
Other comprehensive income:
Net unrealized holding gains on securities available for sale net of related tax expense of $5,220, $4,624 and $5,435	7,641	6,762	7,963
Less:
Reclassification adjustment for net realized gains included in net income, net of related income tax expense of $4,245, $4,065 and $3,313	6,206	5,946	4,844
Reclassification adjustment for other than temporary losses included in net income, net of related income tax benefit of $19, $113, and $0	(28)	(165)	—
	1,463	981	3,119
Change in funded status of defined benefit plans, net of related income tax expense (benefit) of $205, $(665), and $(327)	300	(969)	(472)
Other comprehensive income	1,763	12	2,647
Total comprehensive income	$21,651	$11,751	$23,139
See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at October 1, 2009	39,547,207	$459	$355,753	$(7,136)	$(77,290)	$153,193	$2,477	$427,456
Net income						20,492		20,492
Other comprehensive income							2,647	2,647
Deferred compensation transactions	—	—	87	—	—	—	—	87
Stock option transactions, net	249,953	—	247	—	3,016	(2,036)	—	1,227
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(58)	499	—	—	—	441
Vesting of RRP shares	—	—	883	—		—	—	883
Other RRP transactions	(18,949)	—	—	—	(177)	—	—	(177)
Purchase of treasury stock	(1,515,923)	—	—	—	(12,885)	—	—	(12,885)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,216)	—	(9,216)
Balance at September 30, 2010	38,262,288	459	356,912	(6,637)	(87,336)	162,433	5,124	430,955
Net income						11,739		11,739
Other comprehensive income							12	12
Deferred compensation transactions	—	—	45	—	—	—	—	45
Stock option transactions, net	—	—	558	—	—	—	—	558
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(59)	499	—	—	—	440
RRP awards	63,870	—	(561)	—	561	—	—	—
Vesting of RRP shares	—	—	168	—	—	—	—	168
Other RRP transactions	(4,696)	—	—	—	(30)	—	—	(30)
Purchase of treasury stock	(457,454)	—	—	—	(3,780)	—	—	(3,780)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(8,973)	—	(8,973)
Balance at September 30, 2011	37,864,008	459	357,063	(6,138)	(90,585)	165,199	5,136	431,134
Net income						19,888	—	19,888
Other comprehensive income							1,763	1,763
Deferred compensation transactions	—	—	164	—	—	—	—	164
Stock option transactions, net	—	—	521	—	—	—	—	521
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	43	500	—	—	—	543
RRP awards	58,000	—	(463)	—	474	—	—	11
Vesting of RRP shares	—	—	276	—	—	—	—	276
Other RRP transactions	(7,042)	—	—	—	(62)	—	—	(62)
Capital raise	6,258,504	63	45,937					46,000
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,100)	—	(9,100)
Other						(16)		$(16)
Balance at September 30, 2012	44,173,470	$522	$403,541	$(5,638)	$(90,173)	$175,971	$6,899	$491,122
See accompanying notes to consolidated financial statements.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended September 30, 2012, 2011 and 2010 (Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$19,888	$11,739	$20,492
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan losses	10,612	16,584	10,000
(Gain) loss on other real estate owned	694	869	(18)
Depreciation of premises and equipment	4,746	6,177	5,144
Amortization of intangibles	1,245	1,426	1,849
Net gain on sale of securities	(10,452)	(10,011)	(8,157)
Other than temporary impairment (credit loss)	47	278	—
Fair value loss on interest rate cap	63	197	1,106
Write down on assets held for sale	135	—	—
Net gains on loans held for sale	(1,897)	(1,027)	(867)
(Gain) loss on sale of premises and equipment	(75)	—	54
Net amortization of premium and discounts on securities	(1,006)	3,181	3,209
Accrued restructuring expense	—	3,201	—
Accretion of premiums on borrowings (includes calls on borrowings)	(67)	(30)	(223)
Amortization of payment fees on restructured borrowings	1,459	1,033	—
ESOP and RRP expense	667	607	1,325
ESOP forfeitures	(1)	(3)	(29)
Stock option compensation expense	521	558	247
Originations of loans held for sale	(80,579)	(49,807)	(52,839)
Proceeds from sales of loans held for sale	79,147	52,548	49,029
Increase in cash surrender value of bank owned life insurance	(2,050)	(2,049)	(1,327)
Increase in assets held for sale	—	—	—
Deferred income tax (benefit) expense	(64)	118	26
Net changes in accrued interest receivable and payable	(66)	674	(1,536)
Trade date securities	—	—	—
Other adjustments (principally net changes in other assets and other liabilities)	2,059	(9,785)	(5,624)
Net cash provided by operating activities	25,026	26,478	21,861
Cash flows from investing activities:
Purchases of securities:
Available for sale	(679,553)	(622,551)	(830,613)
Held to maturity	(95,157)	(93,764)	(23,023)
Proceeds from maturities, calls and other principal payments on securities
Available for sale	174,497	251,774	328,993
Held to maturity	63,037	17,220	33,780
Proceeds from sales of securities available for sale	344,431	540,145	443,389
Proceeds from sales of securities held to maturity	—	357	—
Loan originations	(735,676)	(578,631)	(472,066)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Continued Years Ended September 30, 2011, 2010 and 2009 (Dollars in thousands)

Loan principal payments	509,060	553,235	461,632
Purchase of interest rate cap derivatives	—	—	(1,368)
Proceeds from sale of FHLB stock, net	(620)	1,988	3,605
Proceeds from sales of other real estate owned	3,468	301	—
Purchases of premises and equipment	(1,853)	(3,465)	(8,152)
Proceeds from the sale of fixed assets	75	—	48
Purchases of bank owned life insurance	—	(3,980)	—
Cash received from Gotham acquisition	126,818	—	—
Net cash provided by (used in) investing activities	(291,473)	62,629	(63,775)
Cash flows from financing activities
Net increase in transaction, savings and money market deposits	499,340	227,907	177,808
Net decrease in time deposits	(53,786)	(73,914)	(117,388)
Net decrease in short-term borrowings	(10,000)	(34,840)	(62,500)
Gross repayments of long-term borrowings	(5,244)	(1,238)	(4,152)
Restructured Debt	5,000	—	—
Repayment of senior unsecured note	(51,499)	—	—
Payments of pre-payment fees on FHLBNY advances	(278)	(5,151)	—
Net (decrease) increase in mortgage escrow funds	2,218	1,503	(207)
Treasury shares purchased	—	(3,810)	(13,062)
Stock option transactions	102	4	1,008
Other stock-based compensation transactions	164	45	87
Capital raise	46,000	—	—
Cash dividends paid	(9,100)	(8,973)	(9,216)
Net cash provided by (used in) financing activities	422,917	101,533	(27,622)
Net increase (decrease) in cash and cash equivalents	156,470	190,640	(69,536)
Cash and cash equivalents at beginning of year	281,512	90,872	160,408
Cash and cash equivalents at end of year	$437,982	$281,512	$90,872
Supplemental cash flow information:
Interest payments	$18,447	$21,815	$27,379
Income tax payments	1,873	9,070	7,993
Loans transferred to other real estate owned	6,148	1,932	2,943
Securities purchases settled in subsequent periods	41,758	—	—

Acquisitions:
Non-cash assets acquired:
Investments available for sale	54,994	—	—
Total loans, net	205,453	—	—
Loans FHLB Stock	1,045	—	—
Accrued interest receivable	417	—	—
Goodwill	5,665	—	—
Core deposit intangibles	4,818	—	—
Premises and equipment, net	490	—	—
Other assets	1,663	—	—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Continued Years Ended September 30, 2011, 2010 and 2009 (Dollars in thousands)

Total non-cash assets acquired	274,545	—	—

Liabilities assumed:
Deposits	368,902	—	—
FHLB and other borrowings	30,784	—	—
Other liabilities	1,677	—	—
Total liabilities assumed	401,363	—	—

Net non-cash assets (liabilities) acquired	(126,818)	—	—
Cash and cash equivalents acquired (paid) in acquisitions	126,818	—	—
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

On June 29, 2005, Provident Bancorp, Inc. changed its name to Provident New York Bancorp in order to differentiate itself from the numerous bank holding companies with similar names. It began trading on the NASDAQ under the stock symbol “PBNY” on that date. Prior to that date, from January 7, 1999 its common stock traded under the stock symbol “PBCP.” On December 28, 2011, Provident Bancorp changed from trading on the NASDAQ to the New York Stock Exchange (NYSE) under the same symbol PBNY.

Provident Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Provident Bancorp. Provident Bank accounts for substantially all of Provident Bancorp’s consolidated assets and net income. We operate financial centers which serve the greater New York metropolitan area . There are offices located in Rockland County, New York, Orange County, New York, Sullivan, Ulster, Westchester and Putnam Counties,New York City, and Bergen County, New Jersey which operate under the name PBNY Bank, a division of Provident Bank, New York. Provident Bank offers a complete line of commercial, business banking (small business), wealth management, and consumer banking products and services. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank is a federally-chartered savings association and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank is the primary regulator for Provident Bancorp.

At September 30, 2012, the Company had $4.5 million of assets held for sale that represented the assets of HVIA. The Company entered into an agreement to sell HVIA subsequent to September 30, 2012. The transaction closed on November 16, 2012.

(b) Use of estimates
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below. Also subject to change are estimates involving goodwill impairment evaluations, mortgage servicing rights, benefit plans, deferred income taxes and fair values of financial instruments.

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

(d) Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.
(e) Long Term Assets
Premises and equipment, core deposit and other intangible assets are reviewed annually for impairment or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
(f) Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See note 18)

(g) Adoption of New Accounting Standards

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

(h) Securities
Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations and marketable equity securities.
The Company can classify its securities among three categories: held to maturity, trading, and available-for-sale. We determine the appropriate classification of the Company’s securities at the time of purchase.
Held-to-maturity securities are limited to debt securities for which we have the intent and the Company has the ability to hold to maturity. These securities are reported at amortized cost.
Trading securities are debt and equity securities held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in securities trading activities.
All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available-for-sale securities include securities that we intend to hold for an indefinite period of time, such as securities to be used as part

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

of the Company’s asset/liability management strategy or securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.
Premiums and discounts on debt securities are recognized in interest income on a level yield basis over the period to maturity. Amortization of premiums and accretion of discounts on mortgage-backed securities are based on the estimated cash flows of the mortgage-backed securities, periodically adjusted for changes in estimated lives, on a level yield basis. The cost of securities sold is determined using the specific identification method.
Securities are evaluated at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, we consider the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary impairment is separated into a) the amount representing the credit loss and b) the amount related to all other factors. The amount of other than temporary impairment related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of September 30, 2012 the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss.
(i) Loans Held For Sale
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
(j) Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Under the amortization measurement method, the Company subsequently measures servicing rights at fair value at each reporting date and records any impairment in value of servicing assets in earnings in the period in which the impairment occurs. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $695, $623 and $507 for the years ended September 30, 2012, 2011 and 2010, respectively. Late fees and ancillary fees related to loan servicing are not material.
(k) Loans
Loans where we have the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the unpaid principal balance.
A loan is placed on non-accrual status when we have determined that the borrower may likely be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income, related to the current year while interest recorded in the prior year is charged to the allowance for loan losses. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Furthermore, negative tax escrow will be included in the unpaid principal for loans individually evaluated for impairment, as this is part of the customer's legal obligation to the company.
The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time. Interest and fees on loans include prepayment fees and late charges collected.

(l) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral.
The segments or classes considered real estate secured are: residential mortgage loans; commercial mortgage loans; commercial mortgage community business loans; acquisition, development and construction (“ADC”) loans; homeowner loans, and equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial business loans, commercial community business loans, and consumer loans. In all segments or classes, loans are reviewed for impairment once they are past due 90 days or more, or are classified substandard or doubtful. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan's carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally impairment reserves are recognized for estimated costs to hold and to liquidate and a 10% discount of the appraisal value. The ranges for the costs to hold and liquidate are 12-22% for the following segments: commercial mortgage loans, commercial mortgage community business mortgage loans and ADC loans and 7-13 % for homeowner loans, equity lines of credit, and residential mortgage loans. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.
For loans in the commercial community business loans segment we charge off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan.  For loans in the commercial business loan segment, we conduct a cash flow projection, and charge off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the imprecision of our estimates.  However, for most of these cases receipt of future cash flows is too unreliable to be considered probable, resulting in the charge off of the entire balance of the loan.  For unsecured consumer loans, charge offs are recognized once the loan is 90 days or more past due or the borrower files for bankruptcy protection.
Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for the pass rated loans in each major loan category. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable incurred losses inherent in that portion of the portfolio. These percentages are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:
•levels of, and trends in, delinquencies and non-accruals;
•trends in volume and terms of loans;
•effects of any changes in lending policies and procedures;
•experience, ability, and depth of lending management and staff;
•national and local economic trends and conditions;
•concentrations of credit by such factors as location, industry, inter-relationships, and borrower; and for commercial loans, trends in risk ratings.

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
Commercial business lending is also higher risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower's business before foreclosing which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is subject to downward pressure.
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
(m) Troubled Debt Restructure
Troubled debt restructures ("TDR") are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted and the borrower is experiencing financial difficulty. Not all loans that are restructured as a TDR are classified as non accrual before the restructuring occurs. Restructured loans can convert from non accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.
(n) Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.
(o) Premises and Equipment
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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(p) Goodwill and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
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

The Company estimated the fair value of the reporting unit, Provident Bank, utilizing four valuation methodologies including, (1) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (2) the Control Premium approach based on the Company’s trading price followed by the application of an industry based control premium; (3) the Public Market Peers approach based on the trading prices of similar publicly-traded companies as measured by standard valuation ratios followed by application of an industry based control premium; and, (4) the Discounted Cash Flow approach where value is estimated based on the present value of projected dividends and a terminal value. These approaches were weighted to determine if impairment existed and the Company determined as of September 30, 2012 the aggregate fair value of the reporting unit exceeded the carrying value and therefore no impairment was recorded and the step two analysis for determining the impairment was not necessary. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
The core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years. Intangibles related to the naming rights on Provident Bank Ball Park are amortized over 10 years on a straight-line basis. Impairment losses on intangible assets are charged to expense, if and when they occur.
(q) Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned properties are recognized upon disposition. Foreclosed properties totaled $6.4 million and $5.4 million at September 30, 2012 and 2011, respectively.
(r) Securities Repurchase Agreements
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
A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, we determine that it is more likely than not that some portion, or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax position that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of September 30, 2012. See note 11 of the “Notes to Consolidated Financial Statements”.
(t) Bank Owned Life Insurance (BOLI)
The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).
(u) Stock-Based Compensation Plans
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
Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.
During 2012, 2011 and 2010 the Company issued 515,000, 119,526 and 321,976 new stock-based option awards and recognized total non-cash stock-based compensation cost of $521, $558 and $247. As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options was $1,177. Options granted in 2012 have 3 to 4 year vesting periods.
The Company also has a restricted stock plan in which shares awarded are transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The expense is amortized over the vesting period of the awards. The Company issued 58,000 shares during 2012 and 63,870 during 2011 and no shares were issued in 2010. The total restricted stock compensation cost recognized during 2012, 2011 and 2010 was $276, $168, and $883, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to restricted stock was $665. Options granted in 2012 have a two through four year vesting periods.
The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstances in accordance with the terms of the plans. Grants issued subsequent to adoption of FASB ASC Topic 718 (October 1, 2005), which are subject to such accelerated vesting, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the vesting period expressed in the option agreement, depending upon the age of the grantee. As of September 30, 2012, 5,333 restricted shares and 23,183 stock options were potentially subject to accelerated vesting, and have been fully expensed. The Company did not recognize expense associated with the acceleration of restricted shares in 2012, 2011 and 2010. The

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Company recognized expense associated with the acceleration of 0 shares in 2012, 2011 and 27,000 stock option shares 2010, respectively.
(v) Earnings Per Share
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
(w) Segment Information
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

(x) Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the financial statements.
(y) Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
(z) Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
(2) Acquisitions

On August 10, 2012 the Company acquired 100% of the outstanding common shares of Gotham Bank of New York ("Gotham")in exchange for $40,510 in cash. Under the terms of the acquisition, common shareholders received cash equal to 125% of adjusted tangible net worth. The acquisition of Gotham provides a strategic expansion into the metropolitan New York City market, enabling the Company to grow middle market business. Gotham delivered a core asset and deposit base, a long-term client base, advantageous location in midtown Manhattan and an initial client relationship team. Gotham's results of operations were included in the Company's results beginning August 10, 2012. Acquisition-related costs of $5,925 are included in non-interest expense in the Company's income statement for the year ended September 30, 2012.

The following table summarizes the consideration paid for Gotham and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

August 10, 2012
Cash and due from banks	$167,328
Securities, available for sale	54,994
Total loans, net	205,453
Federal Home Loan Bank ("FHLB") stock	1,045
Accrued interest receivable	417
Premises and equipment, net	490
Other assets	1,663
Total Assets acquired	$431,390

Deposits	368,902
FHLB and other borrowings	30,784
Other liabilities	1,677
Total liabilities acquired	$401,363

Total identifiable net assets	30,027

Core deposit intangible	4,818
Goodwill	5,665

Cash paid	$40,510

The following table presents proforma information as if the acquisition had occurred at October 1, 2010. The proforma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired and the related income tax effects. The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	2012	2011
Net interest income	$103,999	$102,447
Net income	22,914	16,068
Basic earnings per share	$0.60	$0.37
Diluted earnings per share	$0.60	$0.37

Summary of Acquisition Transactions. Below is the summary of the acquisition transactions for Warwick Community Bancorp (2005) “WSB”, Ellenville National Bank (2004) “ENB”, National Bank of Florida (2002) “NBF”, one purchase in 2005 of a branch office of HSBC Bank USA, National Association (“HSBC”), Hudson Valley Investment Advisors (“HVIA”) and Gotham Bank of New York (2012) "Gotham".

	HVIA	HSBC	WSB	ENB	NBF	Gotham	Total
At Acquisition Date
Number of shares issued	208,331	—	6,257,896	3,969,676	—	—	10,435,903
Loans acquired	$—	$2,045	$284,522	$213,730	$23,112	$207,513	$730,922
Deposits assumed	—	23,319	475,150	327,284	88,182	368,545	1,282,480
Cash paid/(received)	2,500	(18,938)	72,601	36,773	28,100	40,510	161,546
Goodwill	2,531	—	91,576	51,794	13,063	5,665	164,629
Core deposit/other intangibles	2,830	1,690	10,395	6,624	1,787	4,818	28,144
At September 30, 2012
Goodwill	$—	$—	$92,145	$52,101	$13,336	$5,665	$163,247
Accumulated core deposit/other amortization	2,830	1,690	10,098	6,624	1,787	63	23,092
Net core deposit/other intangible	—	—	297	—	—	4,755	5,052

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets, including naming rights of $2,112 at September 30, 2012:

Amortization Schedule	September 30, 2012	September 30, 2011
Less than one year	$853	$1,183
One to two years	960	821
Two to three years	814	524
Three to four years	751	524
Four to five years	714	430
Beyond five years	3,072	1,147
Total	$7,164	$4,629

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(3) Securities Available for Sale
The following is a summary of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Mortgage-backed securities-residential
Fannie Mae	$155,601	$5,806	$—	$161,407
Freddie Mac	81,509	3,751	—	85,260
Ginnie Mae	4,488	290	—	4,778
CMO/Other MBS	191,867	1,787	(590)	193,064
	433,465	11,634	(590)	444,509
Investment securities
Federal agencies	404,820	4,013	(10)	408,823
State and municipal securities	146,136	10,349	(4)	156,481
Equities	1,087	—	(28)	1,059
	552,043	14,362	(42)	566,363
Total available for sale	$985,508	$25,996	$(632)	$1,010,872
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$136,699	$3,292	$—	$139,991
Freddie Mac	98,511	2,205	(41)	100,675
Ginnie Mae	4,973	207	—	5,180
CMO/Other MBS	81,170	1,764	(522)	82,412
	321,353	7,468	(563)	328,258
Investment securities
Federal agencies	199,741	4,986	(79)	204,648
Corporate bonds	16,984	257	(179)	17,062
State and municipal securities	177,666	11,018	—	188,684
Equities	1,192	—	—	1,192
	395,583	16,261	(258)	411,586
Total available for sale	$716,936	$23,729	$(821)	$739,844

The following is a summary of the amortized cost and fair value of investment securities available for sale (other than equity securities), by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	September 30, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$2,367	$2,389
One to five years	127,240	130,510
Five to ten years	383,867	392,094
Greater than ten years	37,482	40,311
Total investment securities	550,956	565,304
Mortgage-backed securities-residential	433,465	444,509
Equity securities	1,087	1,059
Total available for sale securities	$985,508	$1,010,872

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Proceeds from sales of securities available for sale during the years ended September 30, 2012, 2011 and 2010 totaled $344,431, $540,145 and $443,389 respectively. These sales resulted in gross realized gains of $10,468, $10,000, and $8,518 for the years ended September 30, 2012, 2011 and 2010 respectively, and gross realized losses of $16, $7 and $361, in fiscal years 2012, 2011, and 2010 respectively. The Company’s accumulated other income included in stockholders equity at September 30, 2012 and 2011 consist of net unrealized gain, on available for sale securities of $15,066 and $13,603, respectively, net of tax liabilities of $10,298 and $9,302 respectively.
Securities, including held to maturity securities, with carrying amounts of $245,989 and $206,829 were pledged as collateral for borrowings at September 30, 2012 and 2011, respectively. Securities with carrying amounts of $506,079 and $438,081 were pledged as collateral for municipal deposits and other purposes at September 30, 2012 and 2011, respectively.
Securities Available for Sale with Unrealized Losses. The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
CMO/Other MBS	64,065	(590)	—	—	64,065	(590)
Total mortgage-backed securities — residential	64,065	(590)	—	—	64,065	(590)
U.S. Government and agency securities	4,993	(10)	—	—	4,993	(10)
State and municipal securities	716	(4)	—	$—	716	(4)
Equities	—	—	809	$(28)	809	(28)
Total	$69,774	$(604)	$809	$(28)	$70,583	$(632)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac	$10,262	$(41)	$—	$—	$10,262	$(41)
CMO/Other MBS	3,037	(257)	1,813	(265)	4,850	(522)
Total mortgage-backed securities — residential	13,299	(298)	1,813	(265)	15,112	(563)
U.S. Government and agency securities	9,914	(79)	—	—	9,914	(79)
Corporate bonds	1,886	(179)	—	—	1,886	(179)
Total	$25,099	$(556)	$1,813	$(265)	$26,912	$(821)
The Company, as of June 30, 2009 adopted the provisions under FASB ASC Topic 320 — Investments- Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at September 30, 2012, the Company concluded that it expects to recover the amortized cost basis of its investments on all but two private label CMO securities for which incurred impairment charges recognized totaled $47 and $75, for September 30, 2012 and September 30, 2011, respectively. The total cumulative impairment charges for these private label CMO securities was $122. There were $419 of unrealized gains recorded in other comprehensive income for the fiscal year ending September 30, 2012 for the two CMOs that were determined other than temporarily impaired. At September 30, 2011, there was one equity security that had an impairment charge of $203. As of September 30, 2012, the Company does not intend to sell nor is it more than likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current-period applicable credit losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The losses related to privately issued residential CMOs were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The Company uses a discounted cash flow analysis to provide an estimate of an other than temporary impairment loss. Inputs to the discount model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities.
Substantially all of the unrealized losses at September 30, 2012 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2012. A total of 16 available for sale securities were in a continuous unrealized loss position for less than 12 months and 1 security for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.
Within the collateralized mortgage-backed securities (CMO’s) category of the available for sale portfolio there are four individual private label CMO’s that have an amortized cost of $4,665 and a fair value (carrying value) of $4,630 as of September 30, 2012. Two of the four securities are considered to be impaired as noted above and are below investment grade. The impaired private label CMO securities have an amortized cost of $4,240 and a fair value of $4,197 at September 30, 2012. The remaining two securities in this category are performing as of September 30, 2012 and are expected to perform based on current information.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(4) Securities Held to Maturity
The following is a summary of securities held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Mortgage-backed securities-residential
Fannie Mae	$28,637	$1,212	$—	$29,849
Freddie Mac	42,706	1,347	—	44,053
CMO/Other MBS	27,921	226	(28)	28,119
	99,264	2,785	(28)	102,021
Investment securities
Federal agencies	22,236	106	—	22,342
State and municipal securities	19,376	1,059	—	20,435
Other	1,500	26	—	1,526
	43,112	1,191	—	44,303
Total held to maturity	$142,376	$3,976	$(28)	$146,324
September 30, 2011
Mortgage-backed securities-residential
Fannie Mae	$1,298	$63	$—	$1,361
Freddie Mac	32,858	103	(120)	32,841
CMO/Other MBS	25,828	155	—	25,983
	59,984	321	(120)	60,185
Investment securities
Federal agencies	29,973	25	(141)	29,857
State and municipal securities	18,583	1,108	—	19,691
Other	1,500	39	—	1,539
	50,056	1,172	(141)	51,087
Total held to maturity	$110,040	$1,493	$(261)	$111,272

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	September 30, 2012
	Amortized Cost	Fair Value
Remaining period to contractual maturity
Less than one year	$10,117	$10,151
One to five years	3,180	3,336
Five to ten years	25,611	26,148
Greater than ten years	4,204	4,668
Total investment securities	43,112	44,303
Mortgage-backed securities-residential	99,264	102,021
Total held to maturity securities	$142,376	$146,324
Proceeds from sales of securities held to maturity during the years ended September 30, 2012, 2011 and 2010 totaled $0, $357, and $0 respectively. These sales resulted in gross realized gains of $0, $18, and $0 for the years ended September 30, 2012, 2011, and 2010 respectively, and no gross realized losses in fiscal years 2012, 2011, and 2010. These securities can be

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

considered maturities per FASB ASC Topic 320, Investments — Debt and Equity securities, as the sale of the securities occurred after at least 85% of the principal outstanding had been collected since acquisition.
The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
CMO other MBS	13,189	(28)	—	—	13,189	(28)
Total	$13,189	$(28)	$—	$—	$13,189	$(28)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Freddie Mac MBS-residential	25,770	(120)	—	—	25,770	(120)
Federal Agencies	24,831	(141)	—	—	24,831	(141)
Total	$50,601	$(261)	$—	$—	$50,601	$(261)
All of the unrealized losses on held to maturity securities at September 30, 2012 are attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2012. There were 0 held-to-maturity securities in a continuous unrealized loss position for less than 12 months, and no securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012.
(5) Loans
The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2012	2011

Real estate-residential mortgage loans	$350,022	$389,765

Commercial real estate loans	1,072,504	703,356
Commercial business loans	343,307	209,923
Acquisition, development & construction loans	144,061	175,931
Total commercial loans	1,559,872	1,089,210
Consumer loans:
Home equity lines of credit	165,200	174,521
Homeowner loans	34,999	40,969
Other consumer loans, including overdrafts	9,379	9,334
	209,578	224,824
Total loans	2,119,472	1,703,799
Allowance for loan losses	(28,282)	(27,917)
Total loans, net	$2,091,190	$1,675,882
Total loans include net deferred loan origination (fees)/costs of $(310) and $308 at September 30, 2012 and 2011, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York, New York City, and Bergen County, New Jersey. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and acquisition, development and construction loans are considered by management to be of somewhat greater credit risk than loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate. Substantially all of these loans are collateralized by real estate located in the Company’s primary market area.

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for September 30, 2012 are summarized below:

	For the year ended September 30, 2012
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate — residential mortgage	$3,498	$(2,551)	$356	$(2,195)	$3,056	$4,359
Real estate — commercial mortgage	5,568	(2,707)	528	(2,179)	3,841	7,230
Commercial business loans	5,945	(1,526)	1,116	(410)	(932)	4,603
Acquisition, development & construction	9,895	(4,124)	299	(3,825)	2,456	8,526
Consumer, including home equity	3,011	(1,901)	263	(1,638)	2,191	3,564
Total Loans	$27,917	$(12,809)	$2,562	$(10,247)	$10,612	$28,282
Net charge-offs to average loans outstanding						0.56%

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for September 30, 2011 are summarized below:

	For the year ended September 30, 2011
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate — residential mortgage	$2,641	$(2,140)	$15	$(2,125)	$2,982	$3,498
Real estate — commercial mortgage	5,915	(1,802)	2	(1,800)	1,453	5,568
Commercial business loans	8,970	(5,400)	605	(4,795)	1,770	5,945
Acquisition, development & construction	9,752	(8,939)	10	(8,929)	9,072	9,895
Consumer, including home equity	3,565	(1,989)	128	(1,861)	1,307	3,011
Total Loans	$30,843	$(20,270)	$760	$(19,510)	$16,584	$27,917
Net charge-offs to average loans outstanding						1.17%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for September 30, 2010 are summarized below:

	For the year ended September 30, 2010
	Beginning Allowance for loan losses	Charge-offs	Recoveries	Net Charge-offs	Provision for losses	Ending Allowance for Loan Losses
Loans by segment:
Real estate — residential mortgage	$3,106	$(749)	$3	$(746)	$281	$2,641
Real estate — commercial mortgage	7,695	(987)	23	(964)	(816)	5,915
Commercial business loans	8,928	(6,578)	670	(5,908)	5,950	8,970
Acquisition, development & construction	7,680	(848)	261	(587)	2,659	9,752
Consumer, including home equity	2,641	(1,168)	166	(1,002)	1,926	3,565
Total Loans	$30,050	$(10,330)	$1,123	$(9,207)	$10,000	$30,843
Net charge-offs to average loans outstanding						0.56%

The following table sets forth the loans evaluated for impairment by segment at September 30, 2012 :

	Gotham acquired loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate — residential mortgage	$640	$12,739	$336,643	$350,022
Real estate — commercial mortgage	103,801	13,017	955,686	1,072,504
Commercial business loans	101,065	357	241,885	343,307
Acquisition, development & construction	—	24,880	119,181	144,061
Consumer, including home equity	258	2,299	207,021	209,578
Total Loans	$205,764	$53,292	$1,860,416	$2,119,472

The acquired Gotham loans are primarily collectively evaluated for impairment.

The following table sets forth the loans evaluated for impairment by segment at September 30, 2011

	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending loans balance
Loans by segment:
Real estate — residential mortgage	$8,573	$381,192	$389,765
Real estate — commercial mortgage	15,130	$688,226	703,356
Commercial business loans	531	$209,392	209,923
Acquisition, development & construction	28,223	$147,708	175,931
Consumer, including home equity	2,504	222,320	224,824
Total Loans	$54,961	$1,648,838	$1,703,799

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

 The following table sets forth the allowance evaluated for impairment by segment at September 30, 2012

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate — residential mortgage	$871	$3,488	$4,359
Real estate — commercial mortgage	1,036	6,194	7,230
Commercial business loans	48	4,555	4,603
Acquisition, development & construction	996	7,530	8,526
Consumer, including home equity	263	3,301	3,564
Total allowance	$3,214	$25,068	$28,282

 The following table sets forth the allowance evaluated for impairment by segment at September 30, 2011

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance balance
Ending allowance by segment:
Real estate — residential mortgage	$1,069	$2,429	$3,498
Real estate — commercial mortgage	1,068	4,500	5,568
Commercial business loans	—	5,945	5,945
Acquisition, development & construction	1,409	8,486	9,895
Consumer, including home equity	260	2,751	3,011
Total allowance	$3,806	$24,111	$27,917

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate — residential mortgage	$6,193	$5,413	$—	$5,493	$310	$137
Real estate — commercial mortgage	9,296	7,837	—	7,869	520	291
Acquisition, development and construction	24,144	20,597	—	22,043	636	367
Commercial business loans	262	262	—	467	26	26
Consumer loans, including home equity	1,146	1,122	—	1,113	28	8
Subtotal	41,041	35,231	—	36,985	1,520	829
With an allowance recorded:
Real estate — residential mortgage	8,485	7,326	871	7,770	180	141
Real estate — commercial mortgage	5,942	5,180	1,036	5,970	84	84
Acquisition, development & construction	7,159	4,283	996	5,868	76	76
Commercial business loans	95	95	48	99	18	6
Consumer loans, including home equity	1,400	1,177	263	1,503	—	—
Subtotal	23,081	18,061	3,214	21,210	358	307
Total	$64,122	$53,292	$3,214	$58,195	$1,878	$1,136

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	YTD Average Impaired Loans	Interest Income Recognized	Cash-basis Interest Income Recognized
With no related allowance recorded:
Real estate — residential mortgage	$2,437	$2,577	$—	$2,702	$92	$51
Real estate — commercial mortgage	8,765	8,873	—	8,917	497	248
Acquisition, development & construction	20,914	21,316	—	26,111	1,892	1,454
Commercial business loans	531	531	—	862	42	42
Consumer loans, including home equity	1,879	1,885	—	1,860	61	13
Subtotal	34,526	35,182	—	40,452	2,584	1,808
With an allowance recorded:
Real estate — residential mortgage	5,836	5,996	1,069	6,319	159	159
Real estate — commercial mortgage	6,024	6,257	1,068	6,505	199	144
Acquisition, development & construction	6,900	6,907	1,409	6,963	114	96
Consumer loans, including home equity	619	619	260	642	33	22
Subtotal	19,379	19,779	3,806	20,429	505	421
Total	$53,905	$54,961	$3,806	$60,881	$3,089	$2,229

The following table presents loans individually evaluated for impairment as of September 30, 2010:

Interest income recognized during impairment	1,975
Cash basis interest income recognized	1,157
Average impaired loans	27,032

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructures at September 30, 2012 and September 30, 2011:

	September 30, 2012
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Loans by segment:
Real estate — residential mortgage	$337,356	$855	$497	$2,263	$9,051	$350,022
Real estate — commercial mortgage	1,060,176	902	973	1,638	8,815	1,072,504
Commercial business loans	342,726	96	141	—	344	343,307
Acquisition, development & construction loans	121,590	7,067	—	—	15,404	144,061
Consumer, including home equity loans	205,463	1,551	265	469	1,830	209,578
Total	$2,067,311	$10,471	$1,876	$4,370	$35,444	$2,119,472
Total troubled debt restructures included above	$13,543	$270	$264	$—	$10,870	$24,947
Non performing loans:
Loans 90+ and still accruing					$4,370
Non-accrual loans					35,444
Total non performing loans					39,814

	September 30, 2011
	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total Loans
Loans by segment:
Real estate — residential mortgage	$380,577	$868	$344	$491	$7,485	$389,765
Real estate — commercial mortgage	689,037	768	337	1,989	11,225	703,356
Commercial business loans	209,190	490	—	—	243	209,923
Acquisition, development & construction loans	154,682	3,859	406	446	16,538	175,931
Consumer, including home equity loans	221,880	494	300	1,164	986	224,824
Total	$1,655,366	$6,479	$1,387	$4,090	$36,477	$1,703,799
Total troubled debt restructures included above	$9,060	$266	$—	$446	$7,792	$17,564
Non performing loans:
Loans 90+ and still accruing					$4,090
Non-accrual loans					36,477
Total non performing loans					40,567

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Troubled Debt Restructures:
Troubled debt restructures are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise have granted and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the company’s internal underwriting policy. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for period ranging from 3 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 3months to 30 years. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.

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

Troubled debt restructures at September 30, 2012 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDRs
Real estate—residential mortgage	$1,226	$—	$264	$—	$2,178	$3,668
Real estate—commercial mortgage	2,640	270	—	—	—	2,910
Acquisition, development & construction	9,677	—	—	—	8,692	18,369
Total	$13,543	$270	$264	$—	$10,870	$24,947
Allowance	$—	$—	$41	$—	$955	$996

Troubled debt restructures at September 30, 2011 were as follows:

	Current Loans	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non- Accrual	Total TDRs
Real estate—residential mortgage	$485	$—	$—	$—	$1,226	$1,711
Real estate—commercial mortgage	1,439	—	—	—	—	1,439
Acquisition, development & construction	6,975	266	—	446	6,566	14,253
Consumer loans, including home equity	161	—	—	—	—	161
Total	$9,060	$266	$—	$446	$7,792	$17,564
Allowance	$7	$56	$—	$—	$346	$409

The Company has committed to lend additional amounts totaling up to $4,225 as of September 30, 2012 and September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. The commitments to lend on the restructured debt is contingent on clear title and a third party inspection to verify completion of work and is associated with loans that are considered to be performing.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans by segment modified as troubled debt restructurings that occurred during the twelve months ending September 30, 2012, is as follows:

		Recorded Investment
	Number	Pre- Modification	Post- Modification
Restructured Loans:
Real estate — residential mortgage	5	$1,525	$1,295
Real estate — commercial mortgage	3	2,336	2,351
Acquisition, development & construction loans	4	5,299	5,299
Total restructured loans	12	$9,160	$8,945

The troubled debt restructurings described above increased the allowance for loan losses by $134 for the twelve months ending September 30, 2012. There were no charge offs as a result of the above troubled debt restructurings.

A loan is considered to be in default once it is 90 days contractually past due under the modified terms. The following table presents by class loans that were modified as troubled debt restructurings during the last twelve months that have subsequently defaulted during September 30, 2012 and September 30, 2011:

	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Acquisition, development & construction	5	$2,050	—	$—
Total	5	$2,050	—	$—

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

Based on the most recent analysis performed as of September 30, 2012 and September 30, 2011, the risk category of loans by segment of gross loans is as follows:

	September 30, 2012
	Special Mention	Substandard	Doubtful
Real estate — residential mortgage	$830	$11,314	$—
Real estate — commercial mortgage	20,729	27,674	—
Acquisition, development & construction	5,669	42,871	—
Commercial business loans	14,920	3,995	338
Consumer loans, including home equity loans	274	2,482	—
Total	$42,422	$88,336	$338

	September 30, 2011
	Special Mention	Substandard	Doubtful
Real estate — residential mortgage	$3,701	$8,525	$—
Real estate — commercial mortgage	11,072	29,996	—
Acquisition, development & construction	5,170	49,294	—
Commercial business loans	2,472	3,651	—
Consumer loans, including home equity loans	611	2,523	—
Total	$23,026	$93,989	$—

(6) Premises and Equipment, Net
Premises and equipment are summarized as follows:

	September 30,
	2012	2011
Land and land improvements	$7,331	$7,331
Buildings	31,903	31,511
Leasehold improvements	7,931	7,858
Furniture, fixtures and equipment	38,292	36,869
Total premises and equipment, gross	85,457	83,569
Accumulated depreciation and amortization	(46,974)	(42,683)
Total premises and equipment, net	$38,483	$40,886

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(7) Goodwill and Intangible Assets

The change in goodwill during the year is as follows:

	September 30,
	2012	2011	2010
Beginning of year	$160,861	$160,861	$160,861
Acquisitions	5,665	—	—
Disposals	(3,279)	—	—
Impairment	0	—	—
End of year	$163,247	$160,861	$160,861

(8) Deposits
Deposit balances at September 30, 2012 and 2011 are summarized as follows:

	September 30,
	2012	2011
	Amount	Amount
Demand Deposits
Retail	$167,050	$194,299
Commercial	412,630	296,505
Municipal	367,624	160,422
Total Non-interest bearing deposits	947,304	651,226
NOW Deposits
Retail	213,755	164,637
Commercial	38,486	37,092
Municipal	195,882	200,773
Total Transaction deposits	1,395,427	1,053,728
Savings deposits	506,538	429,825
Money market deposits	821,704	509,483
Certificates of deposit	387,482	303,659
Total deposits	$3,111,151	$2,296,695
Municipal deposits held by PMB totaled $901,739 and $614,834 at September 30, 2012 and September 30, 2011, respectively. See Note 3, “Securities Available for Sale,” for the amount of securities that are pledged as collateral for municipal deposits and other purposes. Municipal deposits received for tax receipts were approximately $425,000 and $284,000 at September 30, 2012 and 2011, respectively.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2012	2011
Remaining period to contractual maturity:
Less than one year	$344,033	$250,769
One to two years	26,407	22,784
Two to three years	10,601	19,584
Three to four years	3,261	7,203
Four to five years	3,180	3,319
Total certificates of deposit	$387,482	$303,659

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Certificate of deposit accounts with a denomination of $100 or more totaled $203,516 and $82,345 at September 30, 2012 and 2011, respectively. Listed below are the Company’s brokered deposits:

	September 30, 2012	September 30, 2011
Savings	$13,344	$—
Money market	46,566	5,725
Reciprocal CDAR’s [1]	1,354	2,746
CDAR’s one way	764	3,366
Total brokered deposits	$62,028	$11,837

1 Certificate of deposit account registry service

(9) FHLB and Other Borrowings
The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2012		2011
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$106,904	3.89%	$111,828	3.83%
Repurchase agreements	238,272	3.49%	211,694	3.61%
Senior unsecured debt (FDIC insured)	—	—%	51,499	2.75%
Total borrowings	$345,176	3.61%	$375,021	3.56%
By remaining period to maturity:
Less than one year	$10,136	1.88%	$61,500	2.96%
One to two years	56,819	2.44%	5,066	4.04%
Two to three years	52,693	2.89%	35,795	2.37%
Three to four years	201	5.32%	49,312	2.28%
Four to five years	202,386	4.21%	211	5.32%
Greater than five years	22,941	3.74%	223,137	4.18%
Total borrowings	$345,176	3.61%	$375,021	3.56%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible residential mortgage loans and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2012 and 2011, the Bank had pledged residential mortgage loans totaling $613,554 and $464,900, respectively. The Bank had also pledged securities with carrying amounts of $245,989 and $206,829 as of September 30, 2012 and September 30, 2011, respectively, to secure repurchase agreements. As of September 30, 2012, the Bank may increase its borrowing capacity by pledging securities and mortgages not required to be pledged for other purposes with a market value of $488,534. FHLB advances are subject to prepayment penalties if repaid prior to maturity.

Securities repurchase agreements had weighted average remaining terms to maturity of approximately 3.65 years and 4.77 years at September 30, 2012 and 2011, respectively. Average borrowings under securities repurchase agreements were $215,352 and $216,875 during the years ended September 30, 2012 and 2011, respectively, and the maximum outstanding month-end balance was $238,272 and $222,500, at September 30, 2012 and 2011, respectively.

FHLB borrowings (includes advance and repurchase agreements) of $200,000 at September 30, 2012 and 2011 respectively are putable quarterly, at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 4.56 year and 5.56 years and weighted average interest rates of 4.23% at September 30, 2012 and 2011, respectively. An additional $20,000 are putable on a one time basis after initial lockout period in February 2013 with a weighted average interest rate of 3.57% and a weighted average remaining term to contractual maturity of 5.42 years.

In November 2011 the Company restructured $5,000 of its FHLBNY advances which had a weighted average rate of 4.04% and a duration of 1.5 years, into new borrowings with a weighted average rate of 2.37%, net of prepayment penalties, duration of 1.6 years. Prepayment fees of $278 associated with the modifications are being amortized to maturity on a level yield basis.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(10) Derivatives
The Company purchased two interest rate caps in the first quarter of fiscal 2010 to assist in offsetting a portion of interest rate exposure should short term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings, the amount for fiscal year 2012 is a loss of $63 and a loss of $197 in fiscal 2011. The fair value of the interest rate caps at September 30, 2012, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.
The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during fiscal year 2012. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.
At September 30, 2012, summary information regarding these derivatives is presented below:

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	2.18	3.75%	NA	$2
3rd party interest rate swap	42,332	7.30	4.29	1 m Libor + 2.28	2,485
Customer interest rate swap	(42,332)	7.30	4.29	1 m Libor + 2.28	(2,485)
At September 30, 2011, summary information regarding these derivatives is presented below:

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Interest Rate Caps	$50,000	3.18	3.75%	NA	$65
3rd party interest rate swap	12,009	10.23	5.28	1 m Libor + 2.15	1,114
Customer interest rate swap	(12,009)	10.23	5.28	1 m Libor + 2.15	(1,114)
The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments and, therefore are carried at estimated fair value on the consolidated balance sheets. The fair values of these commitments are not considered material.

(11) Income Taxes
Income tax expense consists of the following:

	Years ended September 30,
	2012	2011	2010
Current tax expense:
Federal	$5,538	$1,912	$5,410
State	685	777	1,437
	6,223	2,689	6,847
Deferred tax expense (benefit):
Federal	(261)	282	375
State	197	(164)	(349)
	(64)	118	26
Total income tax expense	$6,159	$2,807	$6,873

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate, for the following reasons:

	Years ended September 30,
	2012	2011	2010
Tax at Federal statutory rate of 35%	$9,116	$5,090	$9,578
State income taxes, net of Federal tax benefit	573	430	652
Tax-exempt interest	(2,448)	(2,551)	(2,645)
BOLI income	(718)	(714)	(715)
Non deductible compensation expense	—	594	—
Non deductible acquisition costs	418	—	—
Other, net	(782)	(42)	3
Actual income tax expense	$6,159	$2,807	$6,873
Effective income tax rate	23.6%	19.3%	25.1%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$11,566	$11,362
Deferred compensation	1,429	3,011
Accrued post retirement expense	1,512	1,343
Core deposit intangibles	109	315
Other comprehensive income (defined benefits)	5,612	5,780
Other	5,566	1,497
Total deferred tax assets	25,794	23,308
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (REIT Income)	5,195	5,801
Prepaid pension costs	4,189	4,846
Purchase accounting adjustments	597	193
Depreciation of premises and equipment	2,822	486
Other comprehensive income (securities)	10,300	9,302
Other	2,187	810
Total deferred tax liabilities	25,290	21,438
Net deferred tax asset	$504	$1,870
Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2012 and 2011.
Retained earnings at September 30, 2012 and 2011 include approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank's base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount will be added to future taxable income. The unrecorded deferred tax liability on the above amount at September 30, 2012 and 2011 was approximately $3,260.
As of September 30, 2012 and 2011, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. the Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of income tax expense.
Provident New York Bancorp and its subsidiaries are subject to the U.S. federal income tax as well as income tax of the state of New York and various other state income taxes. The company is no longer subject to examination by federal and New York taxing authorities for tax years prior to 2009.
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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30,
	2012	2011
Changes in projected benefit obligation:
Beginning of year	$30,612	$31,109
Service cost	—	—
Interest cost	1,501	1,498
Actuarial loss	4,961	647
Benefits and distributions paid	(1,603)	(2,642)
End of year	35,471	30,612
Changes in fair value of plan assets:
Beginning of year	28,312	26,796
Actual gain (loss) on plan assets	5,948	(242)
Employer contributions	—	4,400
Benefits and distributions paid	(1,603)	(2,642)
End of year	32,657	28,312
Funded status at end of year	$(2,814)	$(2,300)

Included in the $2,642 benefit and distributions paid during fiscal year 2011 was $490 in settlement charges related the retirement of the Company's prior CEO.
Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2012 and 2011 consisted of:

	2012	2011
Unrecognized actuarial loss	$(13,056)	$(14,234)
Deferred tax asset	5,612	5,780
Net amount recognized in accumulated other comprehensive income (loss)	$(7,444)	$(8,454)
Discount rates of 4.1%, 5.0% and 5.0% were used in determining the actuarial present value of the projected benefit obligation at September 30, 2012, 2011 and 2010, respectively. No compensation increases were used as the plan is frozen. The weighted average long-term rate of return on plan assets was 7.8% for fiscal years ended 2012 and 2011. The accumulated benefit obligation was $35,471 and $30,612 at year end September 30, 2012 and 2011 respectively. The discount rate used in the determination of net periodic pension expense were 4.1%, 5.0% and 5.0%, for the years ending September 30, 2012, 2011 and 2010, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2013	$1,406
2014	1,492
2015	1,773
2016	1,723
2017	1,662
2018 - 2021	9,975

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The components of the net periodic pension expense (benefit) were as follows:

	Years ended September 30,
	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	1,501	1,498	1,555
Expected return on plan assets	(2,125)	(2,343)	(1,890)
Amortization of unrecognized loss	2,316	1,667	1,509
Settlement Charge	—	490	—
Net periodic pension expense	$1,692	$1,312	$1,174
Unrecognized actuarial loss and prior service cost totaling $1.7 million is expected to be amortized to pension expense during the next fiscal year ending September 30, 2013.
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

The fair value of the plan assets consisting of various mutual funds and pooled investment funds at September 30, 2012, by asset category, is as follows:

	Fair Value Measurements at September 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Category
Large U.S. equity	$14,358	$—	$14,358	$—
Small Mid U.S. equity	3,672	—	3,672	—
International Equity	3,284	—	3,284	—
Total Equity	21,314	—	21,314	—

Moderate Allocation	1,646	1,646	—	—
Total Balanced Asset Allocation	1,646	1,646	—	—

High yield bond	981	981	—	—
Intermediate term bond	8,716	—	8,716	—
Inflation protected bond	—	—	—	—
Total Fixed Income	9,697	981	8,716	—
Cash	—	—	—	—
Total Assets	$32,657	$2,627	$30,030	$—

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

	September 30, 2011	September 30, 2012	Target Allocation Range 2012	Weighted Average Expected Rate of Return
Large U.S. equity securities	48%	44%		3.55%
Small mid U.S. equity securities	11%	11%		1.04%
International equity securities	9%	10%		1.39%
Total equity securities	68%	65%	45% - 70%	2.78%
Moderate allocation	—%	5%		0.35%
Total balanced asset allocation	—%	5%		0.35%
High yield bond	3%	3%		0.28%
Intermediate term bond	23%	27%		1.85%
Inflation protected bond	6%	—%		—%
Total fixed income	32%	30%	20% - 40%	1.69%
Cash	—%	—%	0% - 20%	—%
The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held, and current economic factors. Under this method, historical investment returns for each major asset category are applied to the expected future investment allocation in that category as a percentage of total plan assets, and a weighted average is determined. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to optimize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid us in evaluating such returns.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

There were no pension plan assets consisting of Provident Bancorp equity securities (common stock) at September 30, 2012 or at September 30, 2011.
The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in 2012 will be made.
The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $41, $44 and $87 for the years ended September 30, 2012, 2011 and 2010, respectively. Additionally, a settlement charge of $278 in 2011 was recorded reflecting the partial settlement of the defined benefit portion of the SERP relating to the former CEO benefit obligation. The actuarial present value of the projected benefit obligation and the vested benefit obligation was $1,016 and $912 at September 30, 2012 and 2011, respectively, and the vested benefit obligation was $1,016 and $912 for the same periods, respectively, all of which is unfunded. Discount rates of 2.5% and 3.3% were used in determining the actuarial projected benefit at September 30, 2012 and 4.8% and 4.50% for September 30, 2011.
(b) Other Post retirement Benefit Plans
The Company’s postretirement plans, which are unfunded, provide optional medical, dental and life insurance benefits to retirees or death benefit payments to beneficiaries of employees covered by the Company and Bank Owned Life Insurance policies. The Company has elected to amortize the transition obligation for accumulated benefits to retirees as an expense over a 20 year period.
Data relating to the postretirement benefit plan follows:

	September 30,
	2012	2011
Change in accumulated postretirement benefit obligation:
Beginning of year	$2,509	$2,261
Service cost	46	38
Interest cost	125	107
Actuarial loss	548	209
Plan participants’ contributions	—	—
Amendments	—	—
Benefits paid	(125)	(106)
End of year	$3,103	$2,509
Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	125	106
Plan participants’ contributions	—	—
Benefits paid	(125)	(106)
End of year	$—	$—
Funded status	$(3,103)	$(2,509)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Components of net periodic benefit expense (benefit):

	For years ended September 30,
	2012	2011	2010
Service Cost	$46	$38	$28
Interest Cost	125	107	107
Amortization of transition obligation	24	24	24
Amortization of prior service cost	47	48	49
Amortization of net actuarial gain	(25)	(60)	(95)
Total	$217	$157	$113
There is $16 unrecognized actuarial gain and prior service cost expected to be amortized out of accumulated other comprehensive income in 2013.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid in future years:

2013	$186
2014	188
2015	191
2016	193
2017	197
2018 - 2021	1,012

Assumptions used for plan	2012	2011
Medical trend rate next year	4.5%	4.5%
Ultimate trend rate	4.5%	4.5%
Discount rate	4.1%	4.3%
Discount rate used to value periodic cost	4.3%	4.5%
There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.
Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2012 and 2011 consisted of:

	2012	2011
Postretirement plan unrecognized gain	$175	$771
Postretirement plan unrecognized service cost	(317)	(364)
Postretirement unrecognized transition obligation	(30)	(41)
Postretirement SERP	(400)	(244)
Postemployment BOLI	(122)	(144)
Subtotal	(694)	(22)
Deferred tax asset (liability)	282	9
Net amount recognized in accumulated other comprehensive income (loss)	$(412)	$(13)
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. The Company currently makes matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. Effective after September 30, 2006, the Bank amended the plan to include a discretionary profit sharing component, in addition to the matching contributions. Fiscal year 2012 did not include a profit sharing component. Voluntary matching and profit

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

sharing contributions are invested, in accordance with the participant’s direction, in one or a number of investment options. Savings plan expense was $1,029, $1,875 and $1,751 for the years ended September 30, 2012, 2011 and 2010, respectively.
(d) Employee Stock Ownership Plan
In connection with the reorganization and initial common stock offering in 1999, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $3,760 from the Bank and used the funds to purchase1,370,112 shares of common stock in the open market subsequent to the Offering. The Bank made periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan which matured December 31, 2007. The ESOP used these contributions, any dividends received by the ESOP on unallocated shares and forfeitures beginning in 2007, to make principal and interest payments on the loan.
In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an ESOP loan for eligible employees. The ESOP borrowed $9,987 from Provident Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of the second ESOP loan is twenty years.
ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years. Any forfeited shares were allocated to other participants in the same proportion as contributions through 2006 and beginning in 2007 are used by the plan to reduce debt service. A total of $0, $4 and $29 related to plan forfeitures were reversed against expense for the years ended September 30, 2012, 2011, and 2010 respectively.
ESOP expense (net of forfeitures) was $390, $436, and $413 for the years ended September 30, 2012, 2011 and 2010, respectively. Through September 30, 2012 and 2011, a cumulative total of 1,804,942 and 1,755,010 shares, respectively, have been allocated to participants or committed to be released for allocation, respectively. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity; 563,826 shares with a cost of $5,638 and a fair value of approximately $5,306 at September 30, 2012 and 613,758 shares with a cost of $6,138 and a fair value of approximately $3,572 at September 30, 2011, respectively.
A supplemental savings plan has also been established for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $0, $340, and $146, for the years ended September 30, 2012, 2011 and 2010, respectively. Amounts accrued and recorded in other liabilities at September 30, 2012 and 2011, including the defined benefit component were $1.2 million and $1.6 million respectively.
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
In January 2005, the Company’s stockholders approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, under the terms of which the Company is authorized to issue up to 798,920 shares of common stock as restricted stock awards. Employees who retire under circumstances in accordance with the terms of the Plan may be entitled to accelerate the vesting of individual awards. Such acceleration would require a charge to earnings for the award shares that would then vest. As of September 30, 2012, 5,333 shares were potentially subject to accelerated vesting.
Under the 2004 restricted stock plan, 2,120 shares of authorized but un-issued shares remain available for future grant at September 30, 2011. Forfeited shares are available for re-issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the vesting period of the underlying shares. In addition, 41,370 shares of restricted stock were issued as inducement shares, which have three and four year vesting periods. Compensation expense related to the restricted stock plan was $276, $168, and $883 for the years ended September 30, 2012, 2011 and 2010, respectively. The remaining unearned compensation cost of $665 as of September 30, 2012 is recorded as a reduction of additional paid in capital and will be expensed over three years. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of restricted stock award activity under the plan for the year ended September 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2011	57,520	$8.77
Granted	58,000	7.91
Vested	(16,703)	9.27
Forfeited	(1,000)	9.85
Nonvested shares at September 30, 2012	97,817	$8.31
The total fair value of restricted stock vested for fiscal year ended September 30, 2012, 2011 and 2010 was $157, $73, and $575, respectively.
(f) Stock Option Plan
The Company’s stockholders approved the Provident Bank 2000 Stock Option Plan (the Stock Option Plan) in February 2000. A total of 1,712,640 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although the Company may also fund option exercises using treasury shares. The Company’s stockholders also approved the Provident Bancorp, Inc. 2004 Stock Incentive Plan, in February 2005. Under this plan 0 shares of authorized but unissued remain available for future grant at September 30, 2012. Under terms of the plan, a total of 1,997,300 shares of authorized but unissued common stock were reserved for issuance under the Stock Option Plan. Under both plans, options have a ten-year term and may be either non-qualified stock options or incentive stock options. Reload options may be granted under the terms of the 2000 Stock Option Plan and provide for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise. In February 2010, the 2000 Stock Option Plan expired with 338,594 options un-granted and no longer eligible for grant. The 2004 Plan options do not contain reload options. However, the 2004 plan allows for the grant of stock appreciation rights. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances, in accordance with the terms of the Plan, may be entitled to accelerate the vesting of individual awards. In addition, 107,526 shares of stock options were issued as inducement shares, which have a four year vesting period.

The Company’s shareholders approved the 2012 Stock Incentive Plan (stock option plan) on February 16, 2012. The plan permits the grant of share options to employees for up to 2,749,300 shares of common stock as of September 30, 2012. The plan allows for the following type of stock based awards to be issued: options, stock appreciation rights, restricted stock awards, performance based restricted stock awards, restricted stock unit awards, deferred stock awards, performance unit awards or other stock based awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

As of September 30, 2012, 24,383 shares were potentially subject to accelerated vesting. Substantially, all stock options outstanding are expected to vest. Compensation expense related to stock option plans was $521, $558 and $247 for the years ended September 30, 2012, 2011 and 2010, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of activity in the Stock Option Plan:

	Shares subject to option	Weighted Average exercise price
Outstanding shares at September 30, 2011	1,906,020	$12.20
Granted	515,000	7.82
Exercised	—	—
Forfeited	(448,540)	12.29
Outstanding shares at September 30, 2012	1,972,480	$11.04

The total intrinsic value of stock options vested (exercisable) for fiscal years ended September 30, 2012, 2011 and 2010 was $0, respectively. The unrecognized compensation cost associated with stock options was $1,177 as of September 30, 2012 and is expected to be recognized in expense over a period of 3 years.
At September 30, 2012 and 2011, respectively, there were 2,873,757 and 207,607 shares available for future grant. The aggregate intrinsic value of options outstanding as of September 30, 2012 was $946. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the year ended September 30, 2012 and the exercise price, multiplied by the number of in the money options). The cash received from option exercises was $0 for fiscal 2012 and 2011, respectively. There was no tax benefit recorded in the results of operations to the Company from the exercise of options for either fiscal 2012 or fiscal 2011.
A summary of stock options at September 30, 2012 follows:

	Outstanding			Exercisable
		Weighted-Average			Weighted-Average
	Number of Stock Options	Exercise Price	Life (in Years)	Number of Stock Options	Exercise Price	Life (in Years)
Range of Exercise Price
$6.71 to $10.03	796,526	$8.35	8.9	196,881	$9.77	8.9
$10.85 to $12.64	72,124	11.87	2.3	70,124	11.85	2.3
$12.84 to $15.66	1,103,830	12.92	2.7	1,083,030	12.91	2.7
	1,972,480	$11.04	5.2	1,350,035	$12.40	5.2
The aggregate intrinsic value of options currently exercisable as of September 30, 2012 was $33. All non vested shares are expected to vest.
The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted-average estimated value per option granted was $2.31 in 2012, $2.27 in 2011, and $2.69 in 2010.
The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2012	2011	2010
Risk-free interest rate (1)	1.42%	2.2%	2.2%
Expected stock price volatility	40.0%	34.5%	33.2%
Dividend yield (2)	3.03%	2.8%	1.9%
Expected term in years	5.82	5.9	7.7

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(13) Earnings Per Common Share
The following is a summary of the calculation of earnings per share (EPS):

	Years ended September 30,
	2012	2011	2010
Net income	$19,888	$11,739	$20,492
Weighted average common shares outstanding for computation of basic EPS (1)	38,227,653	37,452,596	38,161,180
Common-equivalent shares due to the dilutive effect of stock options (2)	20,393	946	23,942
Weighted average common shares for computation of diluted EPS	38,248,046	37,453,542	38,185,122
Earnings per common share:
Basic	$0.52	$0.31	$0.54
Diluted	$0.52	$0.31	$0.54

(1)	Excludes unallocated ESOP shares.

(2)	Represents incremental shares computed using the treasury stock method.
As of September 30, 2012, 2011 and 2010 there were 1,771,132, 1,871,299 and 1,826,519 stock options, respectively, that were considered anti-dilutive for these periods and were not included in common-equivalent shares.
(14) Stockholders’ Equity
(a) Regulatory Capital
OCC regulations require banks to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. The bank has met these capital requirements as of September 30, 2012.
Provident Bank committed to the OCC to have an 8.0% Tier 1 leverage ratio upon consummation of the Gotham Bank merger and thereafter to maintain comparable levels consistent with its capital management policy. At the time of the merger with Gotham Bank, Provident Bank's Tier 1 leverage ratio exceeded 8.0%.
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

We believe that, as of September 30, 2012 and 2011 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that we believe have changed the Bank’s capital classification.
The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2012 and 2011, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution. PMB is also subject to certain regulatory capital requirements, which it satisfied as of September 30, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Tangible capital	$289,441	7.5%	$57,551	1.5%	$—	—%
Tier 1 (core) capital	289,441	7.5	153,469	4.0	191,836	5.0
Risk-based capital:
Tier 1	289,441	12.1	—	—	143,085	6.0
Total	$317,929	13.3	$190,780	8.0	$238,475	10.0
September 30, 2011:
Tangible capital	$241,196	8.1%	$44,460	1.5%	$—	—
Tier 1 (core) capital	241,196	8.1	118,559	4.0	148,199	5.0%
Risk-based capital:
Tier 1	241,196	11.8	—	—	122,126	6.0
Total	$265,307	13.0	$162,835	8.0	$203,544	10.0
Tangible and Tier 1 capital amounts represent the stockholder’s equity of the Bank, less intangible assets and after-tax net unrealized gains (losses) on securities available for sale and any other disallowed assets, such as deferred income taxes. Total capital represents Tier 1 capital plus the allowance for loan losses up to a maximum amount equal to 1.3% of risk-weighted assets.
The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2012	2011
Total GAAP stockholder’s equity (Provident Bank)	$466,037	$405,638
Goodwill and certain intangible assets	(169,525)	(159,306)
Unrealized gains on securities available for sale included in other accumulated comprehensive income	(15,077)	(13,604)
Disallowed servicing asset	(162)	—
Other Comprehensive loss	8,168	8,468
Tangible, tier 1 core and
Tier 1 risk-based capital	289,441	241,196
Allowance for loan losses	28,488	24,111
Total risk-based capital	$317,929	$265,307

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

Under OCC regulations, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current calendar year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OCC approval. After September 30, 2012 the amount that can be paid to Provident Bancorp by Provident Bank is $10.0 million plus earnings for the remainder of calendar year 2012.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Bank paid $6.0 million in dividends to Provident Bancorp during the fiscal year ended September 30, 2012 ($10.0 million during the year ended 2011 and $29.4 million during the year ended September 30, 2010).

Unlike the Bank, Provident Bancorp is not subject to OCC regulatory limitations on the payment of dividends to its stockholders.
(c) Stock Repurchase Programs
The Company announced its fifth stock repurchase program December 17, 2009, authorizing the repurchase of 2,000,000 common stock shares, of which 776,713 shares remain available to be purchased at September 30, 2012.

There were no shares repurchased under the repurchase programs during the fiscal year ended September 30, 2012. The total number of shares repurchased under repurchase programs during the fiscal year ending 2011, and 2010, was 457,454 and 1,515,923, respectively at a total cost of $3.8 million and $12.9 million, respectively.
(d) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of Provident Federal as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2012 the liquidation account had a balance of $15.0 million. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

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
The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance-sheet financial instruments, are summarized as follows:

	September 30,
	2012	2011
Lending-related instruments:
Loan origination commitments	$125,729	$127,307
Unused lines of credit	265,940	239,387
Letters of credit	26,441	16,972
As of September 30, 2012 and 2011, 91.0%, and 88.0%, respectively of lending related off balance sheet instruments were held at variable rates.
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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loan origination commitments are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates (generally ranging up to 60 days) or other termination clauses, and may require payment of a fee by the customer. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, obtained by the Company upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include mortgages on residential and commercial real estate, deposit accounts with the Company, and other property. The Company’s loan origination commitments at September 30, 2012 provide for interest rates ranging principally from 2.75% to 5.5%.
Unused lines of credit are legally-binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on our credit evaluation of the borrower.
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
As of September 30, 2012, the Company had $26,441 in outstanding letters of credit, of which $10,300 were secured by collateral.
(16) Commitments and Contingencies
Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2012 were as follows (for fiscal years ending September 30th):

2013	$2,782
2014	2,554
2015	2,475
2016	2,445
2017	2,454
2018 and thereafter	13,024
$25,734
Occupancy and office operations expense include net rent expense of $2,952, $2,845 and $2,802 for the years ended September 30, 2012, 2011 and 2010, respectively. The consolidation of two leased branches resulted in a restructuring charge of $2.1 million at September 30, 2011.
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. After consultation with legal counsel, we do not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.
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
Investment securities available for sale
The majority of the Company’s available for sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. U.S. Treasuries are actively traded and therefore have been classified as Level 1 valuations. As of October 1, 2010, the Company determined that government sponsored agencies totaling $346,019 previously reported as Level 1 securities were not classified based on the lowest level within the fair value hierarchy and deemed it appropriate to transfer the securities to Level 2.

The Company utilizes an outside vendor to obtain valuations for its traded securities as well as information received from a third party investment adviser. The majority of the Company’s available for sale investment securities (mortgage-backed securities issued by US government corporations and government sponsored entities) have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable (Level 2). The Company utilizes prices from a leading provider of financial market data and compares them to dealer indicative bids from the Company’s external investment adviser. The Company does not make adjustments to these prices unless it is determined there is limited trading activity. For securities where there is limited trading activity (private label CMO’s) and less observable valuation inputs, the Company has classified such valuations as Level 3.

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there has been a decline in the volume and level of activity in the market for its private label mortgage-backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of privately issued residential mortgage-backed securities as Level 3. As of September 30, 2012, these securities have an amortized cost of $4,665 and a fair value of $4,630. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. Present value estimated cash flow models were used discounted at a the securities rate reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of September 30, 2012. The Company’s Chief Financial Officer ultimately determines the fair value of level 3 investment securities. These securities have a weighted average coupon rate of 3.0%, a weighted average life of 5.3 years , a weighted average 1 month prepayment history of 17.37 years and a weighted average twelve month default rate of 2.37 CDR. It was determined that two of these securities with a carrying amount of $4,197 and an amortized cost of $4,240 had an other than temporary loss which resulted in a $47 other than temporary impairment charge as of September 30, 2012. The calculation of the other than temporary charges is determined by performing a present value of credit loss using the securities book yields of 3.4% and 2.9%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The investment grades of these securities are as follows:

	Amortized Cost	Fair Value
Investment Rating:
Aa3	$300	$309
Ba1	125	124
B1	2,567	2,524
B3	1,673	1,673
Total private label CMOs	$4,665	$4,630

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and six interest rate swaps (see footnote 10).
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
A summary of assets and liabilities at September 30, 2012 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2012	Quoted Prices in Active markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$161,407	$—	$161,407	$—
Freddie Mac	85,260	—	85,260	—
Ginnie Mae	4,778	—	4,778	—
CMO/Other MBS	188,434	—	188,434	—
Privately issued collateralized mortgage obligations	4,630	—	—	4,630
	444,509	—	439,879	4,630
Investment securities
Federal agencies	408,823	—	408,823	—
Obligations of states and political subdivisions	156,481	—	156,481	—
Equities	1,059	—	1,059	—
Total investment securities available for sale	566,363	—	566,363	—
Total available for sale securities	1,010,872	—	1,006,242	4,630
Interest rate caps and swaps	2,488	—	2,488	—
Total assets	$1,013,360	$—	$1,008,730	$4,630
Swaps	$2,485	$—	$2,485	$—
Total Liabilities	$2,485	$—	$2,485	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2011 measured at estimated fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Quoted Prices in Active markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available for sale:
Mortgage-backed securities-residential
Fannie Mae	$139,991	$—	$139,991	$—
Freddie Mac	100,675	—	100,675	—
Ginnie Mae	5,180	—	5,180	—
CMO/Other MBS	77,561	—	77,561	—
Privately issued collateralized mortgage obligation	4,851	—	—	4,851
	328,258	—	323,407	4,851
Investment securities
Federal agencies	204,648	—	204,648	—
Corporate debt securities	17,062	—	17,062	—
Obligations of states and political subdivisions	188,684	—	188,684	—
Equities	1,192	—	1,192	—
Total investment securities available for sale	411,586	—	411,586	—
Total available for sale securities	739,844	—	734,993	4,851
Interest rate caps and swaps	1,180	—	1,180	—
Total assets	$741,024	$—	$736,173	$4,851
Swaps	$1,114	$—	$1,114	$—
Total Liabilities	$1,114	$—	$1,114	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the period ending September 30, 2012:

Fair Value Measurement September 30, 2012 Using significant Unobservable Inputs Level 3
Private Label CMO Available for Sale
Balance at September 30, 2009	$10,411
Pay downs	(1,946)
(Amortization) and accretion, net	49
Change in fair value	380
Loss recognized on sale	(186)
Sale	(2,712)
Balance at September 30, 2010	5,996
Pay downs	(908)
(Amortization) and accretion, net	1
Change in fair value	(75)
Loss recognized on sale	(163)
Balance at September 30, 2011	4,851
Pay downs	(675)
(Amortization) and accretion, net	15
Credit loss write down (OTTI)	(47)
Change in fair value	486
Balance at September 30, 2012	$4,630

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
The Company may record nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to nonrecurring fair value measurements were $50,078 and $51,155 which equals the carrying value less the allowance for loan losses allocated to these loans at September 30, 2012 and 2011, respectively. Loans subject to nonrecurring fair value measurements have been transferred from Level 2 to Level 3 as of September 30, 2010. Changes in fair value recognized on provisions on loans held by the Company were $5,088 and $9,492 for the twelve months ended September 30, 2012 and 2011, respectively.

When valuing impaired loans that are collateral dependent, the Company charges off the difference between the recorded investment in the loan and the discounted appraisal value, which is generally less than 12 months old.  A discount for estimated costs to dispose of the asset is used when evaluating the impaired loan.  These discounts range from 7.0% to 13.0% for ELOCs and homeowners and 12.0% to 22.0% for commercial mortgages and ADC loans.  Nearly all of our impaired loans are considered collateral dependent.
A summary of impaired loans at September 30, 2012 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate — residential mortgage	$8,628	$—	$—	$8,628
Real estate — commercial mortgage	6,537	—	—	6,537
Commercial business loans	95	—	—	95
Acquisition, development and construction	8,232	—	—	8,232
Consumer loans	1,215	—	—	1,215
Total impaired loans with specific allowance allocations	$24,707	$—	$—	$24,707

A summary of impaired loans at September 30, 2011 measured at estimated fair value on a nonrecurring basis were as follows:

	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Real estate—residential mortgage	$6,469	$—	$—	$6,469
Real estate—commercial mortgage	3,741	—	—	3,741
Commercial business loans (CBL)	2,119	—	—	2,119
Acquisition, development and construction	2,126	—	—	2,126
Consumer loans	569	—	—	569
Total impaired loans with specific allowance allocations	$15,024	$—	$—	$15,024

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing asset. In accordance with FASB ASC Topic 860-Transfers and Servicing, the Company must record impairment charges on a nonrecurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. The fair value of mortgage servicing rights a September 30, 2012 and 2011 were $1,624 and $1,456 thousand, respectively. Changes in fair value of mortgage servicing rights, which required an impairment charge and were subsequently recognized in income, as of September 30, 2012 and 2011 respectively, were $156 and $0, respectively. These amounts are considered immaterial for any previous periods.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes the new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have generally been classified as Level 3. Appraisals are reviewed and verified by the Chief Credit Officer and/or Chief Risk Officer. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $6,403 and $5,391 at September 30, 2012 and 2011. There were $1,098 and $869 changes in fair value recognized through income for those foreclosed assets held by the Company during the twelve months ending September 30, 2012 and 2011, respectively.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Significant unobservable inputs to level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets non recurring measurements at September 30, 2012:

Non Recurring fair value measurements	Fair Value	Valuation Techniques	Unobservable input / assumptions	Range
Real estate—residential mortgage (impaired)	$8,628	Appraisal	Adjustments for comparable properties	17% - 23%
Real estate—commercial mortgage(impaired)	6,537	Appraisal	Adjustments for comparable properties	22% - 32%
Commercial business loans (impaired)	95	Appraisal	Adjustments for comparable properties	22% - 32%
Acquisition, development and construction (impaired)	8,232	Appraisal	Adjustments for comparable properties	22% - 32%
Consumer loans (impaired)	1,215	Appraisal	Adjustments for comparable properties	17% - 23%
Assets taken in foreclosure:
Real estate - residential mortgage	832	Appraisal	Adjustments by management to reflect current conditions/selling costs	17% - 23%
Real estate - commercial mortgage	2,482	Appraisal	Adjustments by management to reflect current conditions/selling costs	22% - 32%
Acquisition, development and construction	3,089	Appraisal	Adjustments by management to reflect current conditions/selling costs	22% - 32%
Mortgage servicing rights	1,624	Third Party Valuation	Discount rates	9.25% - 12.75%
		Third Party Valuation	Prepayment speeds	100 - 968 ( Weighted average of 224)

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2012:

	September 30, 2012
	Carrying amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and due from banks	$437,982	$437,982	$—	$—
Securities available for sale	1,010,872	—	1,006,242	4,630
Securities held to maturity	142,376	—	146,324	—
Loans	2,091,190	—	—	2,157,133
Loans held for sale	7,505	—	7,505	—
Accrued interest receivable on securities	4,011	—	4,011	—
Accrued interest receivable on loans	6,502	—	—	6,502
FHLB of New York stock	19,249	—	19,249	—
Financial liabilities:
Non-maturity deposits	(2,723,669)	(2,723,669)	—	—
Certificates of Deposit	(387,482)	—	(389,031)	—
FHLB and other borrowings	(345,176)	—	(377,906)	—
Mortgage escrow funds	(11,919)	—	(11,917)	—
Accrued interest payable on deposits including escrow	(500)	—	(500)	—
Accrued interest payable on borrowings	(1,442)		(1,442)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2011:

	September 30, 2011
	Carrying amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and due from banks	$281,512	$281,512	$—	$—
Securities available for sale	739,844	—	734,993	4,851
Securities held to maturity	110,040	—	111,272	—
Loans	1,675,882	—	—	1,718,372
Loans held for sale	4,176	—	4,176	—
Accrued interest receivable securities	4,446	—	4,446	—
Accrued interest receivable loans	5,458			5,458
FHLB of New York stock	17,584	—	17,584	—
Financial liabilities:
Non-maturity deposits	(1,993,036)	(1,993,036)	—	—
Certificates of Deposit	(303,659)	—	(305,940)	—
FHLB and other borrowings	(375,021)	—	(417,879)	—
Mortgage escrow funds	(9,701)	—	(9,701)	—
Accrued interest payable deposits	(425)	—	(425)	—
Accrued interest payable borrowings	(1,391)		(1,391)	—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments.
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
These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base. We believe that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.
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
The fair values of the Company’s off-balance-sheet financial instruments described in Note 15 (“Off Balance Sheet Financial Instruments”) were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2012 and September 30, 2011, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(19) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) 2012-04- Technical Corrections and Improvements - (Various Topics) has been issued. This standard is effective for the Company October 1, 2012 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2012-06- Business combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government Assisted Acquisition of a Financial Institution has been issued. This standard was issued to record the subsequent change in the cash flows expected to be collected on the indemnification asset. This standard is effective for the Company January 1, 2013 and is not expected to have a material effect on the Company’s consolidated financial statements.
See Note 1 for a discussion of adoption of new accounting standards.
(20) Condensed Parent Company Financial Statements
Set forth below are the condensed statements of financial condition of Provident Bancorp and the related condensed statements of income and cash flows:

Condensed Statements of Financial Condition	September 30,
	2012	2011
Assets:
Cash	$6,716	$6,692
Loan receivable from ESOP	6,896	7,338
Securities available for sale at fair value	809	837
Investment in Provident Bank	467,295	406,838
Non-bank subsidiaries	5,482	9,082
Other assets	5,371	1,680
Total assets	$492,569	$432,467
Liabilities	$1,447	$1,333
Stockholders’ equity	491,122	431,134
Total liabilities & stockholders’ equity	$492,569	$432,467

	Year ended September 30,
	2012	2011	2010
Condensed Statements of Income
Interest income	$282	$304	$326
Dividend income on equity securities	30	31	28
Dividends from Provident Bank	6,000	10,000	29,400
Dividends from non-bank subsidiaries	500	500	400
Bank owned life insurance income	10	91	—
Non-interest expense	(1,838)	(1,819)	(2,262)
Income tax benefit	87	157	321
Income before equity in undistributed earnings of subsidiaries	5,071	9,264	28,213
Equity in undistributed (excess distributed) earnings of:
Provident Bank	13,739	1,498	(8,257)
Non-bank subsidiaries	1,078	977	536
Net income	$19,888	$11,739	$20,492

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year ended September 30,
	2012	2011	2010
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$19,888	$11,739	$20,492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of
Provident Bank	(13,739)	(1,498)	8,257
Non-bank subsidiaries	(1,078)	(977)	(536)
Other adjustments, net	380	(1,444)	(1,077)
Net cash provided by operating activities	5,451	7,820	27,136
Cash flows from investing activities:
Purchase of equity securities, available for sale	(105)	—	—
Sales of securities	103	—	—
Investment in subsidiaries	(44,203)	—	(350)
ESOP loan principal repayments	441	424	408
Net cash provided by investing activities	(43,764)	424	58
Cash flows from financing activities:
Treasury shares purchased	—	(3,810)	(13,062)
Capital raise	46,000	—	—
Cash dividends paid	(9,100)	(8,973)	(9,216)
Stock option transactions including RRP	910	770	2,196
Other equity transactions	527	441	442
Net cash used in financing activities	38,337	(11,572)	(19,640)
Net increase (decrease) in cash	24	(3,328)	7,554
Cash at beginning of year	6,692	10,020	2,466
Cash at end of year	$6,716	$6,692	$10,020

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(21) Quarterly Results of Operations (Unaudited)
The following is a condensed summary of quarterly results of operations for the years ended 2012 and 2011:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year Ended September 30, 2012
Interest and dividend income	$28,168	$28,411	$28,345	$30,113
Interest expense	4,930	4,506	4,263	4,874
Net interest income	23,238	23,905	24,082	25,239
Provision for loan losses	1,950	2,850	2,312	3,500
Non-interest income	7,176	7,971	7,979	9,026
Non-interest expense	20,721	21,290	21,162	28,784
Income before income tax expense	7,743	7,736	8,587	1,981
Income tax expense	2,026	2,035	2,378	(280)
Net income	$5,717	$5,701	$6,209	$2,261
Earnings per common share:
Basic	$0.15	$0.15	$0.17	$0.06
Diluted	$0.15	$0.15	$0.17	$0.06
Year Ended September 30, 2011
Interest and dividend income	$29,060	$27,803	$27,934	$27,817
Interest expense	5,876	5,292	5,130	5,026
Net interest income	23,184	22,511	22,804	22,791
Provision for loan losses	2,100	2,100	3,600	8,784
Non-interest income	9,883	5,795	5,217	9,056
Non-interest expense	21,269	21,791	22,669	24,382
Income before income tax expense	9,698	4,415	1,752	(1,319)
Income tax expense	2,978	842	(187)	(826)
Net income	$6,720	$3,573	$1,939	$(493)
Earnings per common share:
Basic	$0.18	$0.10	$0.05	$(0.01)
Diluted	$0.18	$0.10	$0.05	$(0.01)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, under the supervision and with the participation of Provident Bancorp's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As discussed below, management identified two deficiencies in internal control over financial reporting as of September 30, 2012 that it considers to be material weaknesses. Accordingly, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective at September 30, 2012.
Management's Report on Internal Control over Financial Reporting (see “Report of Management on Internal Control Over Financial Reporting”)
Provident Bancorp's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. Under the supervision and with the participation of the management of Provident Bancorp, including its CEO and CFO, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as “COSO.” Based on that evaluation, management identified the following two deficiencies in internal control over financial reporting as of September 30, 2012 that management considers to be material weaknesses:

1.
The Company did not maintain effective controls to ensure the accuracy of the provision for income taxes or deferred taxes. Specifically, this control deficiency was the result of inadequate staffing and technical expertise in key positions related to accounting for provision for income taxes and deferred income taxes.

2.	The Company did not maintain effective controls to ensure that pension accounting matters were properly recorded and presented on the Balance Sheet or the Statement of Other Comprehensive Income.
Based on its identification of the material weakness described above, management concluded that, as of September 30, 2012, the Company's internal control over financial control did not meet the criteria for effective internal control over financial reporting and thus was not effective.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2012 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.
There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. However, as a result of the deficiencies described above and in the Report of Management on Internal Control Over Financial Reporting, management is taking steps to enhance the Company's control environment.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
“Proposal I — Election of Directors” and “Section 169(a) Beneficial Ownership Reporting Compliance” sections of Provident Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2013 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation
“Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Provident Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.
Set forth below is certain information as of September 30, 2012, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan
Stock Option Plans	1,972,480	$11.04	2,749,300
Recognition and Retention Plan (1)	97,817	N/A	2,120
Total (2)	2,070,297	11.04	2,751,420

(1)	Represents shares that have been granted but have not yet vested.

(2)	Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.
The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
Proposal III - Ratification of appointment of “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Statements of Financial Condition as of September 30, 2012 and 2011

(C)	Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010

(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

(F)	Notes to Consolidated Financial Statements

(G)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

2.1	Purchase Agreement [1]
3.1	Certificate of Incorporation of Provident Bancorp[2]
3.2	Bylaws of Provident Bancorp, as amended [3]
4.1	Corporate Governance Agreement [4]
10.1	Employment Agreement with Daniel Rothstein5*
10.3	Provident Amended and Restated 1995 Supplemental Executive Retirement Plan 6*
10.4	Provident 2005 Supplemental Executive Retirement Plan 7*
10.5	Provident Bank 2000 Stock Option Plan 8*
10.7	Separation Agreement among Provident New York Bancorp, Provident Bank and Paul A. Maisch9*
10.8	Provident Bancorp, Inc. 2004 Stock Incentive Plan10*
10.9	Form of Separation Agreement between Provident New York Bancorp, Provident Bank and Richard O. Jones 11*
10.10	Employment Agreement with Jack L. Kopnisky12*
10.10.1	Form of Non-Renewal Notice of Employment Agreement13*
10.10.2	Form of Amendment to Employment Agreement with Jack L. Kopnisky14*
10.11	Employment Agreement with David Bagatelle (filed herewith) *
10.11.1	Reinstated Employment Agreement with David Bagatelle15*
10.12	Employment Agreement among Provident New York Bancorp, Provident Bank and Stephen V. Masterson 16*
10.12.1	Separation Agreement among Provident New York Bancorp, Provident Bank and Stephen V. Masterson 17*
10.13	Form of Stock Option Agreement between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6, 2011) 18*
10.14	Form of Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6, 2011) 19*
10.15	Form of Performance-based Restricted Stock Award Notice between Provident New York Bancorp and Jack L. Kopnisky (grant date July 6,2011) 20*
10.16	Separation Agreement between Provident New York Bancorp, Provident Bank, and Stephen G. Dormer [21]
10.17	Provident New York Bancorp 2012 Stock Incentive Plan [22]
10.18	Provident Short-term Incentive Plan 23*
10.19	Employment Agreement with James R. Peoples (filed herewith)
10.19.1	Form of Amendment to Employment Agreement with James R. Peoples 24*
10.20	Employment Agreement with Rodney Whitwell (filed herewith)

10.20.1	Reinstated Employment Agreement with Rodney Whitwell 25*
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document32 (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document32 (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document32 (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document32 (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document32 (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document32 (filed herewith)

1	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233) filed with the Commission on August 7, 2012
2	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-108795), originally filed with the Commission on September 15, 2003.
3	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on October 31, 2012.
4	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 0-25233) filed with the Commission on August 7, 2012.
5	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on July 2, 2012.
6	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
7	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 11, 2008
8	Incorporated by reference to Appendix A of the Proxy Statement for the 2000 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 18, 2000.
9	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 0-25233) filed with the Commission on January 10, 2012.
10	Incorporated by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Stockholders of Provident Bancorp Inc., (File No. 0-25233), filed with the Commission on January 19, 2005.
11	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233) filed with the Commission on August 24, 2012.
12	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on June 21, 2011.
13	Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K (File No. 0-25233) filed with the Commission on December 13, 2011.
14	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 27, 2012.
15	Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 27, 2012.
16	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on January 10, 2012.
17	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 27, 2012.
18	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.

19	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.
20	Incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 0-25233), filed with the Commission on August 9, 2011.
21	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233) filed with the Commission on October 13, 2011.
22	Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on January 6, 2012
23	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 1, 2011.
24	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 27, 2012.
25	Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 0-25233), filed with the Commission on November 27, 2012.
32
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
Provident New York Bancorp

Date:	December 14, 2012	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack Kopnisky	By:	/s/ Stephen Masterson
	Jack Kopnisky		Stephen Masterson
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer
Date:	December 14, 2012		Principal Financial Officer
		Date:	December 14, 2012

By:	/s/William F. Helmer	By:	/s/ Dennis L. Coyle
	William F. Helmer		Dennis L. Coyle
	Chairman of the Board		Vice Chairman
Date:	December 14, 2012	Date:	December 14, 2012

By:	/s/ Navy Djonovic	By:	/s/ Burt Steinberg	By:	/s/ Thomas F. Jauntig, Jr.
	Navy Djonovic		Burt Steinberg		Thomas F. Jauntig, Jr.
	Director		Director		Director
Date:	December 14, 2012	Date:	December 14, 2012	Date:	December 14, 2012

By:	/s/ Thomas G. Kahn	By:	/s/ R. Michael Kennedy	By:	/s/ Victoria Kossover
	Thomas G. Kahn		R. Michael Kennedy		Victoria Kossover
	Director		Director		Director
Date:	December 14, 2012	Date:	December 14, 2012	Date:	December 14, 2012

By:	/s/ Donald T. McNelis	By:	/s/ Carl Rosenstock	By:	/s/ George Strayton
	Donald T. McNelis		Carl Rosenstock		George Strayton
	Director		Director		Director
Date:	December 14, 2012	Date:	December 14, 2012	Date:	December 14, 2012

By:	/s/ James F. Deutsch	By:	/s/ Richard O'Toole
	James F. Deutsch		Richard O'Toole
	Director		Director
Date:	December 14, 2012	Date:	December 14, 2012