Form 10-Q
period 2012-12-31
PROVIDENT NEW YORK BANCORP
filed 2013-02-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of February 7, 2013
$0.01 per share	44,348,787

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2012	September 30, 2012
ASSETS
Cash and due from banks	$160,241	$437,982
Securities:
Available for sale	991,298	1,010,872
Held to maturity, at amortized cost (fair value of $143,089 and $146,324 at December 31, 2012 and September 30, 2012, respectively)	139,874	142,376
Total securities	1,131,172	1,153,248
Assets held for sale	—	4,550
Loans held for sale	5,423	7,505
Gross loans	2,193,129	2,119,472
Allowance for loan losses	(28,114)	(28,282)
Total loans, net	2,165,015	2,091,190
Federal Home Loan Bank (“FHLB”) stock, at cost	19,246	19,249
Accrued interest receivable	10,429	10,513
Premises and equipment, net	38,086	38,483
Goodwill	163,247	163,247
Core deposit and other intangible assets	6,926	7,164
Bank owned life insurance (“BOLI”)	59,526	59,017
Foreclosed properties	7,053	6,403
Other assets	23,150	24,431
Total assets	$3,789,514	$4,022,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,904,384	$3,111,151
FHLB and other borrowings	345,411	345,176
Mortgage escrow funds	19,577	11,919
Other liabilities	26,259	63,614
Total liabilities	3,295,631	3,531,860
Commitment and contingent liabilities
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 52,188,056 issued; 44,348,787 and 44,173,470 shares outstanding at December 31, 2012 and September 30, 2012, respectively)	522	522
Additional paid-in capital	402,450	403,541
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(5,513)	(5,638)
Treasury stock, at cost (7,839,269 and 8,014,586 shares at December 31, 2012 and September 30, 2012, respectively)	(88,573)	(90,173)
Retained earnings	180,332	175,971
Accumulated other comprehensive income, net of taxes	4,665	6,899
Total stockholders’ equity	493,883	491,122
Total liabilities and stockholders’ equity	$3,789,514	$4,022,982

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share data)

	For the three months ended December 31,
	2012	2011
Interest and dividend income:
Loans	$27,071	$22,149
Taxable securities	4,284	3,990
Non-taxable securities	1,457	1,774
Other earning assets	333	255
Total interest and dividend income	33,145	28,168
Interest expense:
Deposits	2,097	1,313
Borrowings	3,125	3,617
Total interest expense	5,222	4,930
Net interest income	27,923	23,238
Provision for loan losses	2,950	1,950
Net interest income after provision for loan losses	24,973	21,288
Non-interest income:
Deposit fees and service charges	2,778	2,790
Net gain on sale of securities	1,416	1,989
Other than temporary impairment on securities	(66)	(536)
Loss recognized in other comprehensive income	41	498
Net impairment loss in earnings	(25)	(38)
Bank owned life insurance	509	518
Gain on sale of loans	746	440
Investment management fees	705	765
Other	1,530	712
Total non-interest income	7,659	7,176
Non-interest expense:
Compensation and employee benefits	12,299	10,925
Stock-based compensation	500	275
Occupancy and office operations	3,810	3,701
Advertising and promotion	244	613
Professional fees	1,215	927
Data and check processing	649	672
Foreclosed property expense	285	205
Other	3,544	3,403
Total non-interest expense	22,546	20,721
Income before income tax expense	10,086	7,743
Income tax expense	3,066	2,026
Net income	$7,020	$5,717
Weighted average common shares basic	43,637,315	37,252,464
Weighted average common shares diluted	43,721,091	37,252,464
Per common share basic	$0.16	$0.15
Per common share diluted	$0.16	$0.15

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands, except share data)

	For the three months ended December 31,
	2012	2011
Net income	$7,020	$5,717
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities available for sale net of related (benefit) tax expense of ($1,154) and $2,310	(1,693)	3,376
Less:
Reclassification adjustment for net realized gains included in net income, net of related income tax expense of $575 and $808	841	1,181
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of ($10) and ($15)	(15)	(23)
	(2,519)	2,218
Change in funded status of defined benefit plans, net of related income tax expense of $195 and $229	285	338
Other comprehensive (loss) income	(2,234)	2,556
Total comprehensive income	$4,786	$8,273

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at October 1, 2012	44,173,470	$522	$403,541	$(5,638)	$(90,173)	$175,971	$6,899	$491,122
Net income	—					7,020	—	7,020
Other comprehensive income	—						(2,234)	(2,234)
Deferred compensation transactions	—	—	13	—	—	—	—	13
Stock option transactions, net	—	—	160	—	—	—	—	160
ESOP shares allocated or committed to be released for allocation (12,483 shares)	—	—	133	125	—	—	—	258
Recognition and Retention Plan (“RRP”) Awards	186,900	—	(1,688)	—	1,688	—	—	—
Vesting of RRP Awards	—	—	291	—	—	—	—	291
Other RRP Awards	(9,300)	—	—	—	(67)	—	—	(67)
Purchase of treasury shares	(2,283)	—	—	—	(21)	—	—	(21)
Cash dividends paid ($0.06 per common share)	—	—	—	—	—	(2,659)	—	(2,659)
Balance at December 31, 2012	44,348,787	$522	$402,450	$(5,513)	$(88,573)	$180,332	$4,665	$493,883

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the three months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,020	$5,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,950	1,950
Loss on real estate owned	155	56
Depreciation of premises and equipment	1,158	1,255
Amortization of intangibles	238	323
Net gain on loans held for sale	(746)	(440)
Other than temporary impairment loss recorded in earnings	25	38
Net gain on sale of securities	(1,416)	(1,989)
Fair value loss on interest rate cap	1	3
Net gain on sale of premises and equipment	(5)	—
Net amortization of premium on securities	765	677
(Amortization) accretion on borrowings	(69)	1
Accretion of early extinguishment fees on borrowings	367	360
ESOP and RRP expense	340	143
ESOP forfeitures	—	(1)
Stock option compensation expense	160	133
Originations of loans held for sale	(24,701)	(15,204)
Proceeds from sales of loans held for sale	27,529	17,678
Increase in cash surrender value of bank owned life insurance	(509)	(518)
Net changes in accrued interest receivable and payable	(53)	786
Other adjustments (principally net changes in other assets and other liabilities)	(29,519)	3,378
Net cash (used in) provided by operating activities	(16,310)	14,346
Cash flows from investing activities:
Purchases of available for sale securities	(87,084)	(151,185)
Purchases of held to maturity securities	(21,926)	(76,832)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	61,352	27,083
Held to maturity	24,157	4,710
Proceeds from sales of securities available for sale	41,965	83,579
Loan originations	(266,435)	(216,422)
Loan principal payments	188,279	141,718
Proceeds from sales of other real estate owned	711	695
Sale (purchase) of FHLB stock, net	3	(4,205)
Purchases of premises and equipment	(756)	(229)
Net cash used in investing activities	(59,734)	(191,088)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands, except share data)

	For the three months ended December 31,
	2012	2011
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	(183,991)	(168,515)
Net (decrease) increase in time deposits	(22,776)	7,375
Net increase in short-term borrowings	—	93,499
Gross repayments of long-term borrowings	(63)	(60)
Payment of penalties on restructured borrowings	—	(278)
Net increase in mortgage escrow funds	7,658	8,896
Treasury shares purchased	(21)	—
Stock option transactions	142	154
Other stock-based compensation transactions	13	125
Cash dividends paid	(2,659)	(2,279)
Net cash used in financing activities	(201,697)	(61,083)
Net decrease in cash and cash equivalents	(277,741)	(237,825)
Cash and cash equivalents at beginning of period	437,982	281,512
Cash and cash equivalents at end of period	$160,241	$43,687
Supplemental information:
Interest payments	$5,359	$4,618
Income tax payments	117	36
Change in net unrealized gains recorded on securities available for sale	(4,238)	3,735
Change in deferred taxes on net unrealized gains on securities available for sale	1,723	(1,517)
Real estate acquired in settlement of loans	1,381	988

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

1. Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident Bancorp” or the “Company”), Hardenburgh Abstract Company, Inc., a title insurance agency, which provides title searches and title insurance for residential and commercial real estate, Hudson Valley Investment Advisors, LLC (“HVIA”), a registered investment advisor, the assets of which were sold in November 2012, with modest results from operations included in the Company’s financial statements for fiscal 2013, Provident Risk Management, (a Vermont captive insurance company), Provident Bank (“the Bank”), and the Bank’s wholly owned subsidiaries. These subsidiaries are (i) Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Bank’s market area, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Bank’s real estate mortgage loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, (iv) Provest Services Corp. II, a New York licensed insurance agent, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (v) companies that hold foreclosed properties acquired by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The Company’s off-balance sheet activities are limited to loan origination commitments, loan commitments pending sale, lines of credit extended to customers and letters of credit on behalf of customers, which all occur in the ordinary course of its lending activities. In addition, the Company has interest rate caps with a notional value of $50,000 outstanding at December 31, 2012 and September 30, 2012. The Company does not engage in off-balance sheet financing transactions or other activities involving the use of special-purpose or variable interest entities.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan loss (see note 3), which reflects the application of a critical accounting policy.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

2. Securities

Securities available for sale

The following is a summary of securities available for sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
Residential mortgage-backed securities:
Fannie Mae	$128,825	$4,248	$(21)	$133,052
Freddie Mac	66,203	2,852	—	69,055
Ginnie Mae	4,153	280	—	4,433
CMO/Other MBS	185,510	1,981	(89)	187,402
Total residential mortgage-backed securities	384,691	9,361	(110)	393,942
Other securities:
Federal agencies	426,633	3,208	(225)	429,616
Obligations of states and political subdivisions	157,772	9,117	(225)	166,664
Equities	1,076	—	—	1,076
Total other securities	585,481	12,325	(450)	597,356
Total securities available for sale	$970,172	$21,686	$(560)	$991,298
September 30, 2012
Residential mortgage-backed securities:
Fannie Mae	$155,601	$5,806	$—	$161,407
Freddie Mac	81,509	3,751	—	85,260
Ginnie Mae	4,488	290	—	4,778
CMO/Other MBS	191,867	1,787	(590)	193,064
Total residential mortgage-backed securities	433,465	11,634	(590)	444,509
Other securities:
Federal agencies	404,820	4,013	(10)	408,823
Obligations of states and political subdivisions	146,136	10,349	(4)	156,481
Equities	1,087	—	(28)	1,059
Total other securities	552,043	14,362	(42)	566,363
Total securities available for sale	$985,508	$25,996	$(632)	$1,010,872

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of the amortized cost and fair value of investment securities available for sale, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or prepay their obligations.

	December 31, 2012
	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$2,521	$2,545
One to five years	123,495	126,080
Five to ten years	416,728	423,904
Greater than ten years	41,661	43,751
Total other securities	584,405	596,280
Residential mortgage-backed securities	384,691	393,942
Equities	1,076	1,076
Total securities available for sale	$970,172	$991,298

Proceeds from sales of securities available for sale totaled $41,965 and $83,579 during the three months ending December 31, 2012 and 2011, respectively. These sales resulted in gross realized gains of $1,416 and $1,989 for the three months ended December 31, 2012 and 2011, respectively.

Securities, including some held to maturity securities, with carrying amounts of $248,025 and $245,989 were pledged as collateral for borrowings at December 31, 2012 and September 30, 2012, respectively. Securities with carrying amounts of $494,543 and $506,079 were pledged as collateral for municipal deposits and other purposes at December 31, 2012 and September 30, 2012.

The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012
Agency-backed	$10,117	$(21)	$—	$—	$10,117	$(21)
CMO/Other MBS	31,323	(89)	—	—	31,323	(89)
Total residential mortgage-backed securities	41,440	(110)	—	—	41,440	(110)
Federal agencies	69,464	(225)	—	—	69,464	(225)
Obligations of states and political subdivisions	15,233	(225)	—	—	15,233	(225)
Total	$126,137	$(560)	$—	$—	$126,137	$(560)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

	Continuous unrealized loss position
	Less Than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2012
CMO/Other MBS	$64,065	$(590)	$—	$—	$64,065	$(590)
Federal agencies	4,993	(10)	—	—	4,993	(10)
Obligations of states and political subdivisions	716	(4)	—	—	716	(4)
Equities	—	—	809	(28)	809	(28)
Total	$69,774	$(604)	$809	$(28)	$70,583	$(632)

The Company follows the guidance of FASB ASC Topic 320 – Investments - Debt and Equity Securities which requires a forecast of recovery of cost basis through cash flow collection on all debt securities with a fair value less than its amortized cost less any current period credit loss with an assertion on the lack of intent to sell (or requirement to sell prior to recovery of cost basis). Based on a review of each of the securities in the investment portfolio in accordance with FASB ASC 320 at December 31, 2012, the Company concluded that it expects to recover the amortized cost basis of all of its debt securities, on all but two private label collateralized mortgage-backed securities (“CMOs”). Impairment charges on these securities totaled $14 and $38 for the three months ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 total cumulative impairment charges on two private label CMOs total $136. As of December 31, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any accumulated other than current-period applicable credit losses.

The losses related to privately issued residential CMOs were recognized in light of deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The Company uses a discounted cash flow (“DCF”) analysis to provide an estimate of an other than temporary impairment (“OTTI”) loss. Inputs to the DCF model included known defaults and interest deferrals, projected additional default rates, projected additional deferrals of interest, over-collateralization tests, interest coverage tests and other factors. Expected default and deferral rates were weighted toward the near future to reflect the current adverse economic environment affecting the banking industry. The discount rate was based upon the yield expected from the related securities.

Substantially all of the unrealized losses at December 31, 2012 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At December 31, 2012, a total of 80 available for sale securities were in a continuous unrealized loss position for less than 12 months and no securities for 12 months or longer. For debt securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four individual private label CMOs that had an amortized cost of $4,333 and a fair value (carrying value) of $4,360 as of December 31, 2012. Two of the four securities are considered to be other than temporarily impaired as noted above and are below investment grade. The impaired private label CMOs had an amortized cost of $3,935 and a fair value of $3,953 at December 31, 2012. The remaining two securities are rated at or above Ba1 and were performing as of December 31, 2012 and are expected to perform based on current information. In determining whether OTTI existed on these particular debt securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses were expected. The Company will continue to evaluate its investment securities portfolio for OTTI on at least a quarterly basis.

Excluding FHLB and New York Business Development Corporation stock, the Company owned one equity security with a balance of $826 and $809 at December 31, 2012 and September 30, 2012, respectively. During the three months ended December 31, 2012 and December 31, 2011 the Company incurred an OTTI charge on this equity security of $11 and $0, respectively. At December 31, 2012, accumulated OTTI charge on this security was $215. The Company may not hold this equity security until the unrealized loss position of the security is recovered; therefore, in accordance with FASB ASC 320 the security was determined to be OTTI.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

 Securities Held to Maturity

The following is a summary of securities held to maturity:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
Residential mortgage-backed securities:
Fannie Mae	$25,886	$916	$—	$26,802
Freddie Mac	37,025	975	—	38,000
CMO/Other MBS	26,252	306	(8)	26,550
Total residential mortgage-backed securities	89,163	2,197	(8)	91,352
Other securities:
Federal agencies	34,988	65	(57)	34,996
Obligations of states and political subdivisions	14,223	997	—	15,220
Other	1,500	21	—	1,521
Total other securities	50,711	1,083	(57)	51,737
Total held to maturity	$139,874	$3,280	$(65)	$143,089
September 30, 2012
Residential mortgage-backed securities:
Fannie Mae	$28,637	$1,212	$—	$29,849
Freddie Mac	42,706	1,347	—	44,053
CMO/Other MBS	27,921	226	(28)	28,119
Total residential mortgage-backed securities	99,264	2,785	(28)	102,021
Other securities:
Federal agencies	22,236	106	—	22,342
Obligations of states and political subdivisions	19,376	1,059	—	20,435
Other	1,500	26	—	1,526
Total other securities	43,112	1,191	—	44,303
Total held to maturity	$142,376	$3,976	$(28)	$146,324

The following is a summary of the amortized cost and fair value of investment securities held to maturity, by remaining period to contractual maturity. Actual maturities may differ because certain issuers have the right to call or repay their obligations.

	December 31, 2012
	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$5,100	$5,127
One to five years	3,158	3,295
Five to ten years	38,564	39,028
Greater than ten years	3,889	4,287
Total other securities	50,711	51,737
Residential mortgage-backed securities	89,163	91,352
Total held to maturity securities	$139,874	$143,089

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table summarizes those securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012
CMO/Other MBS	$—	$—	$4,472	$(8)	$4,472	$(8)
Federal agencies	9,936	(57)	—	—	9,936	(57)
Total	$9,936	$(57)	$4,472	$(8)	$14,408	$(65)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2012
CMO/Other MBS	$13,189	$(28)	$—	$—	$13,189	$(28)
Total	$13,189	$(28)	$—	$—	$13,189	$(28)

All of the unrealized losses on held to maturity securities at December 31, 2012 were attributable to changes in market interest rates and credit risk spreads subsequent to purchase. There were no securities with unrealized losses that individually had significant dollar amounts at December 31, 2012. There was one held-to-maturity security in a continuous unrealized loss position for more than 12 months and two securities in a continuous unrealized loss position for less than 12 months. For securities with fixed maturities, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. As of December 31, 2012, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its securities with unrealized losses prior to recovery of its amortized cost basis less any current period applicable credit losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

3. Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	December 31, 2012	September 30, 2012
One-to four-family residential	$352,014	$350,022
Commercial:
Commercial real estate	1,136,965	1,072,504
Commercial & industrial	376,052	343,307
Acquisition, development & construction	122,518	144,061
Total commercial	1,635,535	1,559,872
Consumer:
Home equity lines of credit	163,313	165,200
Homeowner	33,226	34,999
Other consumer loans	9,041	9,379
Total consumer	205,580	209,578
Total loans	2,193,129	2,119,472
Allowance for loan losses	(28,114)	(28,282)
Total loans, net	$2,165,015	$2,091,190

Total loans include net deferred loan origination costs of $109 at December 31, 2012 and net deferred loan origination fees of ($310) at September 30, 2012.

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

The allowance for loan losses (the “allowance”) is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans, in accordance with established policies. Generally, commercial loans that are unsecured are charged off when the Bank determines the borrower is incapable of servicing the debt and there is little or no prospect for near term improvement, or earlier in the case of bankruptcy. In the case of secured loans, loans are charged-off when the the borrower is incapable of servicing the debt and the amount due from the borrower is in excess of the calculated current fair value of the collateral. Consumer loans are generally charged-off based on the number of days the loan is delinquent in accordance with regulatory guidelines or earlier in the case of bankruptcy. The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the performing loan portfolio, as well as reserves for impaired loans.

The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the performing loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of delinquencies and non-performing loans, loan trends, concentration risks by relationship, type, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

The allowance consists of the following elements: (i) specific reserves for individually impaired credits, (ii) reserves for other loans based on historical loss factors, (iii) reserves based on general economic conditions and other qualitative risk factors both internal and external to the Bank, including changes in loan portfolio volume and the composition and concentrations of credit.

The Credit and Risk Management Department individually evaluates non-accrual (non-homogeneous) loans and all troubled debt restructured loans to determine if an impairment reserve is needed. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the borrower will be unable to comply with contractual principal and interest payments due. Smaller-balance homogeneous loans are collectively evaluated for impairment, such as residential mortgage loans and consumer loans. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less costs to sell, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount, impairment is recognized through a provision to the allowance. Loans in the commercial real estate segment are re-appraised using a summary report every six to nine months, and segments for residential mortgages, HELOCs, and Homeowner loans are also re-appraised every six to nine months primarily using drive-by appraisals because of the limitations on entering the premises for a full evaluation. All loans in real estate secured segments are evaluated for impairment on a quarterly basis based on information obtained by following ASU-2010-10-50, Receivables (Topic 310) guidelines. If the book value exceeds the fair value of the collateral the difference is charged in that quarter to the allowance. This quarterly evaluation of value continues until the loan is transferred to Other Real Estate Owned (“OREO”) or is paid-off. If the loan is transferred to OREO, the allowance is charged for any subsequent negative adjustments that occur within a reporting period or 90 days, whichever is less. Subsequent negative adjustments are charged to the Bank’s income account. All other loan segments that are not secured by real estate are written off to the allowance between 90 or 120 days of delinquency or sooner if deemed uncollectible such as in the case of a bankruptcy. Once charged-off all subsequent collection and legal fees are expensed as incurred.

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

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located primarily in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York, Bergen County, New Jersey and New York City. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate and acquisition, development and construction loans are considered by management to be of somewhat greater credit risk than other loan types such as loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

The allowances established for inherent losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all criticized loans (loans graded special mention) or classified loans (loans graded substandard or doubtful), and reviewed by the Portfolio Risk Management Department. A change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit and Portfolio Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

rating of the loan and economic conditions affecting the borrower’s industry, among other things. Loans identified as losses by management are charged-off.

The allowance allocations for other loans (i.e.; risk-rated loans that are not adversely classified and loans that are not risk-rated) are calculated by applying historical loss factors for each loan portfolio segment to the applicable outstanding loan portfolio balances. Loss factors are calculated using a historical loss analysis supplemented by management judgment of general economic conditions and other qualitative risk factors both internal and external to the Bank. Management’s analysis includes an evaluation of loan portfolio volumes, the composition and concentrations of credit, credit quality and current delinquency trends.

The allowance also contains reserves to cover inherent losses within each of the Bank’s loan portfolio segments, which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, historical losses, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

Included in the Company’s loan portfolio are loans acquired from Gotham Bank. These loans were recorded at fair value at acquisition. These loans carried a balance of $188,110 and $205,764 at December 31, 2012 and September 30, 2012, respectively. The discount associated with these loans which includes adjustments associated with market interest rates and anticipated credit losses, was $3,387 and $3,924 at December 31, 2012 and September 30, 2012, respectively. We evaluate Gotham Bank acquired loans for impairment collectively. None of the Gotham Bank acquired loans were identified as purchase credit impaired at acquisition.

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for December 31, 2012 are summarized below:

	For the three months ended December 31, 2012
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for losses	Ending allowance for loan losses
One-to four-family residential	$4,359	$(950)	$51	$(899)	$908	$4,368
Commercial real estate	7,230	(228)	81	(147)	533	7,616
Commercial & industrial	4,603	(159)	120	(39)	969	5,533
Acquisition, development & construction	8,526	(1,594)	5	(1,589)	89	7,026
Consumer	3,564	(483)	39	(444)	451	3,571
Total loans	$28,282	$(3,414)	$296	$(3,118)	$2,950	$28,114

Annualized net charge-offs to average gross loans				0.58%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Activity in the allowance for loan losses and the recorded investments in loans by portfolio segment based on impairment method for December 31, 2011 are summarized below:

	For the three months ended December 31, 2011
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for losses	Ending allowance for loan losses
One-to four-family residential	$3,498	$(789)	$119	$(670)	$1,339	$4,167
Commercial real estate	5,568	(946)	350	(596)	550	5,522
Commercial & industrial	5,945	(208)	546	338	(662)	5,621
Acquisition, development & construction	9,895	(275)	—	(275)	(217)	9,403
Consumer	3,011	(462)	43	(419)	940	3,532
Total loans	$27,917	$(2,680)	$1,058	$(1,622)	$1,950	$28,245

Annualized net charge-offs to average gross loans outstanding				0.37%

The following table sets forth the loans evaluated for impairment by segment at December 31, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
One-to four-family residential	$12,269	$339,745	$352,014
Commercial real estate	17,243	1,119,722	1,136,965
Commercial & industrial	2,592	373,460	376,052
Acquisition, development & construction	16,565	105,953	122,518
Consumer	3,238	202,342	205,580
Total loans	$51,907	$2,141,222	$2,193,129

The following table sets forth the loans evaluated for impairment by segment at September 30, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
One-to four-family residential	$12,739	$337,283	$350,022
Commercial real estate	13,017	1,059,487	1,072,504
Commercial & industrial	357	342,950	343,307
Acquisition, development & construction	24,880	119,181	144,061
Consumer	2,299	207,279	209,578
Total loans	$53,292	$2,066,180	$2,119,472

The acquired Gotham loans are collectively evaluated for impairment.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table sets forth the allowance evaluated for impairment by segment at December 31, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
One-to four-family residential	$611	$3,757	$4,368
Commercial real estate	700	6,916	7,616
Commercial & industrial	946	4,587	5,533
Acquisition, development & construction	289	6,737	7,026
Consumer	176	3,395	3,571
Total allowance	$2,722	$25,392	$28,114

The following table sets forth the allowance evaluated for impairment by segment at September 30, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
One-to four-family residential	$871	$3,488	$4,359
Commercial real estate	1,036	6,194	7,230
Commercial & industrial	48	4,555	4,603
Acquisition, development & construction	996	7,530	8,526
Consumer	263	3,301	3,564
Total allowance	$3,214	$25,068	$28,282

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2012:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
One-to four-family residential	$8,395	$6,890	$—
Commercial real estate	13,633	12,238	—
Commercial & industrial	225	225	—
Acquisition, development & construction	14,557	13,646	—
Consumer	2,601	2,456	—
Subtotal	39,411	35,455	—
With an allowance recorded:
One-to four-family residential	6,959	5,379	611
Commercial real estate	6,260	5,005	700
Commercial & industrial	3,361	2,367	946
Acquisition, development & construction	3,275	2,919	289
Consumer	958	782	176
Subtotal	20,813	16,452	2,722
Total	$60,224	$51,907	$2,722

The following table presents loans individually evaluated for impairment by segment of loans at September 30, 2012:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
One-to four-family residential	$6,193	$5,413	$—
Commercial real estate	9,296	7,837	—
Commercial & industrial	262	262	—
Acquisition, development & construction	24,144	20,597	—
Consumer	1,146	1,122	—
Subtotal	41,041	35,231	—
With an allowance recorded:
One-to four-family residential	8,485	7,326	871
Commercial real estate	5,942	5,180	1,036
Commercial & industrial	95	95	48
Acquisition, development & construction	7,159	4,283	996
Consumer	1,400	1,177	263
Subtotal	23,081	18,061	3,214
Total	$64,122	$53,292	$3,214

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment at December 31, 2012:

	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
One-to four-family residential	$7,237	$43	$31
Commercial real estate	12,458	58	54
Commercial & industrial	225	2	4
Acquisition, development & construction	13,760	87	48
Consumer	2,477	8	1
Subtotal	36,157	198	134
With an allowance recorded:
One-to four-family residential	5,484	17	18
Commercial real estate	5,025	14	—
Commercial & industrial	2,410	21	6
Acquisition, development & construction	2,919	40	—
Consumer	784	—	—
Subtotal	16,622	92	24
Total	$52,779	$290	$158

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment at December 31, 2011:

	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
One-to four-family residential	$2,729	$30	$12
Commercial real estate	9,244	107	69
Commercial & industrial	673	5	4
Acquisition, development & construction	22,660	201	108
Consumer	1,697	15	4
Subtotal	37,003	358	197
With an allowance recorded:
One-to four-family residential	5,595	32	31
Commercial real estate	5,051	19	10
Commercial & industrial	118	3	2
Acquisition, development & construction	11,750	85	81
Consumer	842	9	6
Subtotal	23,356	148	130
Total	$60,359	$506	$327

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following tables set forth the amounts and status of the Company’s loans, and troubled debt restructurings at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
One-to four-family residential	$338,168	$1,826	$947	$2,461	$8,612	$352,014
Commercial real estate	1,120,878	2,020	178	2,178	11,711	1,136,965
Commercial & industrial	368,618	3,183	3,161	483	607	376,052
Acquisition, development & construction loans	115,805	—	2,450	—	4,263	122,518
Consumer	201,765	520	57	701	2,537	205,580
Total	$2,145,234	$7,549	$6,793	$5,823	$27,730	$2,193,129
Total TDRs included above	$15,401	$269	$2,717	$—	$2,592	$20,979
Non-performing assets:
Loans 90+ days past due and still accruing					$5,823
Non-accrual loans					27,730
Total non-performing loans					$33,553

	September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
One-to four-family residential	$337,356	$855	$497	$2,263	$9,051	$350,022
Commercial real estate	1,060,176	902	973	1,638	8,815	1,072,504
Commercial & industrial	342,726	96	141	—	344	343,307
Acquisition, development & construction loans	121,590	7,067	—	—	15,404	144,061
Consumer	205,463	1,551	265	469	1,830	209,578
Total	$2,067,311	$10,471	$1,876	$4,370	$35,444	$2,119,472
Total TDRs included above	$13,543	$270	$264	$—	$10,870	$24,947
Non-performing assets:
Loans 90+ days past due and still accruing					$4,370
Non-accrual loans					35,444
Total non-performing loans					$39,814

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Troubled Debt Restructuring:

Troubled debt restructurings (“TDRs”) are renegotiated loans for which concessions have been granted to borrowers that are experiencing financial difficulty and which would not have been otherwise granted by the Bank. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Bank’s internal underwriting policy. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for period ranging from 3 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 30 years. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.

Not all loans that are restructured as TDRs are classified as non-accrual before the restructuring occurs. If the subsequent TDR designation of these accruing loans has been assigned because of a below market interest rate or an extension of time, the new restructured loan will remain on accrual. As noted all other loan restructures requires a minimum of 6 months of performance in accordance with regulatory guidelines.

The following tables set forth the amounts of the Company’s TDRs at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
One-to four-family residential	$930	$—	$267	$—	$2,396	$3,593
Commercial real estate	3,086	269	—	—	—	3,355
Commercial & industrial	1,500	—	—	—	—	1,500
Acquisition, development & construction	9,885	—	2,450	—	196	12,531
Total	$15,401	$269	$2,717	$—	$2,592	$20,979
Allowance for loan losses	$269	$—	$20	$—	$198	$487

	September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
One-to four-family residential	$1,226	$—	$264	$—	$2,178	$3,668
Commercial real estate	2,640	270	—	—	—	2,910
Acquisition, development & construction	9,677	—	—	—	8,692	18,369
Total	$13,543	$270	$264	$—	$10,870	$24,947
Allowance for loan losses	$—	$—	$41	$—	$955	$996

The Company has outstanding commitments to lend additional amounts totaling up to $0 and $4,225 as of December 31, 2012, and September 30, 2012, to customers with outstanding loans that are classified as TDRs.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table presents loans by segment modified as TDRs that occurred during the three months ended December 31, 2012:

		Recorded investment
	Number of loans	Pre- modification	Post- modification
Restructured loans:
One-to four-family residential	1	$275	$275
Commercial real estate	1	450	450
Commercial & industrial	1	1,500	1,500
Acquisition, development & construction	2	2,723	2,723
Total restructured loans	5	$4,948	$4,948

The following table presents loans by segment modified as TDRs that occurred during the three months ended December 31, 2011:

		Recorded investment
	Number of loans	Pre- modification	Post- modification
Restructured loans:
One-to four-family residential	2	$328	$314
Commercial real estate	1	159	159
Total restructured loans	3	$487	$473

The TDRs described above increased the allowance for loan losses by $218 and $134 for the three months ended December 31, 2012 and 2011, respectively. There were $0 and $11 in charge-offs as a result of the above TDRs, for the respective periods.

There were no loans that were modified as TDRs during the last twelve months that had subsequently defaulted during the three months ended December 31, 2012.

Credit Quality Indicators

The Bank places loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected these potential weaknesses may result in the deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed as of December 31, 2012 and September 30, 2012, the risk category of loans by segment of gross loans is as follows:

	December 31, 2012
	Special mention	Substandard	Doubtful
One-to four-family residential	$1,620	$10,608	$—
Commercial real estate	11,099	31,046	—
Acquisition, development & construction	2,831	29,766	—
Commercial & industrial	14,183	7,961	254
Consumer	22	3,474	—
Total	$29,755	$82,855	$254

	September 30, 2012
	Special mention	Substandard	Doubtful
One-to four-family residential	$830	$11,314	$—
Commercial real estate	20,729	27,674	—
Acquisition, development & construction	5,669	42,871	—
Commercial & industrial	14,920	3,995	338
Consumer	274	2,482	—
Total	$42,422	$88,336	$338

4. Deposits

Major classifications of deposits are summarized below:

	December 31, 2012	September 30, 2012
Demand Deposits:
Retail	$167,369	$167,050
Business	501,667	412,630
Municipal	15,779	367,624
NOW Deposits:
Retail	250,345	213,755
Business	41,164	38,486
Municipal	168,771	195,882
Total transaction accounts	1,145,095	1,395,427
Savings	560,039	506,538
Money market	834,544	821,704
Certificates of deposit	364,706	387,482
Total deposits	$2,904,384	$3,111,151

Municipal deposits of $538,212 and $901,739 were included in total deposits at December 31, 2012 and September 30, 2012, respectively. Deposits received for tax receipts were approximately $425,000 at September 30, 2012. See Note 2, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Listed below are the Company’s brokered deposits included in the table above:

	December 31, 2012	September 30, 2012
Savings	$—	$13,344
Money market	29,145	46,566
Reciprocal CDARs(1)	1,354	1,354
CDARs one way	764	764
Total brokered deposits	$31,263	$62,028
(1)  Certificate of deposit account registry service

5. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	December 31, 2012		September 30, 2012
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$106,921	3.66%	$106,904	3.89%
Repurchase agreements	238,490	3.10%	238,272	3.49%
Total borrowings	$345,411	3.28%	$345,176	3.61%
By remaining period to maturity:
One year or less	$46,402	1.82%	$10,136	1.88%
One to two years	30,239	1.99%	56,819	2.44%
Two to three years	43,289	1.18%	52,693	2.89%
Three to four years	2,592	1.32%	201	5.32%
Four to five years	200,000	4.23%	202,386	4.21%
Greater than five years	22,889	3.74%	22,941	3.74%
Total borrowings	$345,411	3.28%	$345,176	3.61%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2012 and September 30, 2012, the Bank had pledged mortgage loans totaling $641,596 and $613,554 respectively. The Bank had also pledged securities to secure borrowings with carrying amounts of $248,025 and $245,989 as of December 31, 2012 and September 30, 2012, respectively. As of December 31, 2012, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $518,581. FHLB advances are subject to prepayment fees, if repaid prior to maturity.

FHLB borrowings which are putable quarterly at the discretion of the FHLB (includes both advance and repurchase agreements) were $200,000 as of December 31, 2012 and September 30, 2012. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 4.31 years and 4.56 years and weighted average interest rates of 4.23% at December 31, 2012 and September 30, 2012. An additional $20,000 is putable on a one time basis after an initial lockout period beginning in February 2013 with an interest rate of 3.57%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

6. Guarantor’s Obligations Under Guarantees

Most letters of credit issued by or on behalf of the Company are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of December 31, 2012, the Company had $26,383 in outstanding letters of credit, of which $6,631 are cash secured and $4,524 were secured by collateral. The carrying values of these obligations are not considered material.

7. Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms.

Litigation

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

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested recognition and retention plan shares were exercised or became vested during the periods presented.

Basic earnings per common share are computed as follows:

	For the three months ended December 31,
	2012	2011
Weighted average common shares outstanding (basic)	43,637,315	37,252,464
Net income	$7,020	$5,717
Basic earnings per common share	$0.16	$0.15

Diluted earnings per common share are computed as follows:

	For the three months ended December 31,
	2012	2011
Weighted average common shares outstanding (basic)	43,637,315	37,252,464
Effect of common stock equivalents	83,776	—
Weighted average common shares outstanding (diluted)	43,721,091	37,252,464
Net income	$7,020	$5,717
Diluted earnings per common share	$0.16	$0.15

As of December 31, 2012 and December 31, 2011, 1,358,812 and 1,935,830 weighted average shares were anti-dilutive for the three month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

9. Stock-Based Compensation

The Company has three active stock-based compensation plans as described below. Total compensation expense that was charged against income for those plans was $384, and $192, for the three months ended December 31, 2012 and 2011, respectively. There was no income tax benefit realized for the three months ended December 31, 2012 and 2011.

Active Stock-Based Compensation Plans

The Company has three active stock-based compensation plans. The Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) on February 16, 2012. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards for up to 1,992,140 shares of common stock as of December 31, 2012. Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock-based compensation issuances.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), which is shareholder approved, permits the grant of stock options to its employees for up to 52,357 shares of common stock as of December 31, 2012. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock-based compensation issuances.

The Company’s 2004 restricted stock plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”)provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 7,120 at December 31, 2012.

Under the 2004 Plan and the RRP each grant of stock or restricted stock counts as one share against the number of shares available for grant. Under the 2012 Plan each share of restricted stock, (or non-vested stock awards), will be counted as 3.6 shares against the number of shares available for grant. Under the 2012 Plan other grants, including stock options, stock appreciation rights, performance units, deferred stock and other stock awards will be counted as one share against the number of shares available for grant.

The fair value of each stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the three months ended December 31,
	2012	2011
Risk-free interest rate	0.96%	1.70%
Expected stock price volatility	40.8%	39.1%
Dividend yield (1)	2.61%	3.20%
Expected term in years	5.75	5.90
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following table summarizes the combined activity in the Company’s active stock-based compensation plans for the three months ended December 31, 2012:

		Non-vested stock
		awards/stock units		Stock options
		outstanding		outstanding
			Weighted		Weighted
	Shares		average		average
	available	Number	grant date	Number	exercise
	for grant	of shares	fair value	of shares	price
Balance at October 1, 2012	2,875,877	97,817	$8.31	1,972,480	$11.04
Granted (1)	(898,340)	186,900	9.03	355,500	9.03
Stock awards vested	—	(28,333)	8.54	—	—
Forfeited	15,280	(9,300)	7.35	(45,800)	7.69
Canceled/expired	58,800	—	—	(13,000)	11.54
Balance at December 31, 2012	2,051,617	247,084	$8.86	2,269,180	$10.79
Exercisable at December 31, 2012				1,376,535	$12.27
(1) Reflects certain non-vested stock awards that count as 3.6 shares for each share granted.

The weighted average fair value of options granted was $2.74 and $2.09 for the three months ended December 31, 2012 and 2011 respectively. For the three months ended December 31, 2012 and 2011 there were no stock options exercised.

As of December 31, 2012, there was $1,923 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted-average period of 2.67 years.

As of December 31, 2012, there was $2,062 of total unrecognized compensation expense related to non-vested shares granted under the 2012 Plan and the RRP. The expense is expected to be recognized over a weighted average period of 2.48 years.

There were no modifications for the three months ended December 31, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

10. Pension and Other Post Retirement Plans

Net pension and post-retirement expense, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011
Service cost	$—	$—	$11	$9
Interest cost	363	375	31	27
Expected return on plan assets	(616)	(531)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	516	579	(6)	(15)
Total cost	$263	$423	$54	$39

As of December 31, 2012, no contributions had been deposited into the pension plan during fiscal year 2013. The Company has not yet determined if additional contributions will be made during the fiscal year 2013.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $12 for the three months ended December 31, 2012 and $13 for the three months ended December 31, 2011. As of December 31, 2012, there was $9 in contributions to fund benefit payments related to the SERP.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

11. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50% and 4.00%. These caps are stand-alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for the quarter ended December 31, 2012 and 2011 is a fair value loss of $1 and a fair value loss of $3, respectively. The fair value of the interest rate caps at December 31, 2012 is included in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the three months ended December 31, 2012 and 2011. Interest rate swaps are recorded on our consolidated statements of financial condition as an other asset or other liability at estimated fair value.

The Company pledged collateral to derivative counterparties in the form of securities with an amortized cost of $3,982 and a fair value of $4,160 as of December 31, 2012. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

At December 31, 2012 summary information regarding these derivatives is presented below:

	December 31, 2012
	Notional amount	Weighted average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
Interest rate caps	$50,000	1.92	3.75%	NA	$1
Third-party interest rate swaps	55,682	6.51	4.22	1 m Libor + 2.45	2,523
Customer interest rate swaps	(55,682)	6.51	4.22	1 m Libor + 2.45	(2,523)

At September 30, 2012, summary information regarding these derivatives is presented below:

	September 30, 2012
	Notional amount	Weighted average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
Interest rate caps	$50,000	2.18	3.75%	NA	$2
Third-party interest rate swaps	42,332	7.30	4.29	1 m Libor + 2.28	2,485
Customer interest rate swaps	(42,332)	7.30	4.29	1 m Libor + 2.28	(2,485)

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

Investment Securities Available for Sale

The majority of the Company’s available for sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. U.S. Treasuries are actively traded and therefore have been classified as Level 1.

The Company utilizes an outside vendor to obtain valuations for its securities as well as information received from a third-party investment adviser. The Company utilizes prices from a leading provider of financial market data and compares them to dealer indicative bids from the Company’s external investment adviser. The Company does not make adjustments to these prices unless it is determined there is limited trading activity. For securities where there is limited trading activity (private label collateralized mortgage obligations or “CMOs”) and less observable valuation inputs, the Company has classified such valuations as Level 3.

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there continues to be a decline in the volume and level of activity in the market for its private label mortgage-backed securities as compared to prior periods. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of private label residential mortgage-backed securities as Level 3. As of December 31, 2012, these securities have an amortized cost of $4,333 and a fair value of $4,360. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Present value estimated cash flow models were used to discount expected cash flows at the interest rate reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of December 31, 2012. Management ultimately determines the fair value of level 3 investment securities. These securities have a weighted average coupon rate of 3.08%, a weighted average life of 4.28 years, a weighted average 1 month constant prepayment rate history of 20.46 and a weighted average twelve month constant default rate of 3.00%. It was determined that two of these securities with a carrying amount of $3,953 and an amortized cost of $3,935 had OTTI which resulted in a $14 OTTI charge through earnings for the three months ended December 31, 2012. These securities have an accumulated OTTI of $136 at December 31, 2012. The calculation of the OTTI was determined by performing a present value of credit loss using the underlying security book yields of 3.12% and 3.40%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The credit ratings of private label CMOs securities at December 31, 2012 were as follows:

	Amortized cost	Fair value
Credit rating:
Aa3	$274	$285
Ba1	124	122
B1	2,337	2,353
B3	1,598	1,600
Total private label CMOs	$4,333	$4,360

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and six interest rate swaps (see note 11).

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at December 31, 2012 measured at estimated fair value on a recurring basis were as follows:

	December 31, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$133,052	$—	$133,052	$—
Freddie Mac	69,055	—	69,055	—
Ginnie Mae	4,433	—	4,433	—
CMO/Other MBS	183,042	—	183,042	—
Private label CMOs	4,360	—	—	4,360
Total residential mortgage-backed securities	393,942	—	389,582	4,360
Other securities:
Federal agencies	429,616	—	429,616	—
Obligations of states and political subdivisions	166,664	—	166,664	—
Equities	1,076	—	1,076	—
Total other securities	597,356	—	597,356	—
Total investment securities available for sale	991,298	—	986,938	4,360
Interest rate caps and swaps	2,524	—	2,524	—
Total assets measured at estimated fair value on a recurring basis	$993,822	$—	$989,462	$4,360
Liabilities:
Interest rate swaps	$2,523	$—	$2,523	$—
Total liabilities measured at estimated fair value on a recurring basis	$2,523	$—	$2,523	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of assets and liabilities at September 30, 2012 measured at estimated fair value on a recurring basis were as follows:

	September 30, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$161,407	$—	$161,407	$—
Freddie Mac	85,260	—	85,260	—
Ginnie Mae	4,778	—	4,778	—
CMO/Other MBS	188,434	—	188,434	—
Private label CMOs	4,630	—	—	4,630
Total residential mortgage-backed securities	444,509	—	439,879	4,630
Other securities:
Federal agencies	408,823	—	408,823	—
Obligations of states and political subdivisions	156,481	—	156,481	—
Equities	1,059	—	1,059	—
Total other securities	566,363	—	566,363	—
Total investment securities available for sale	1,010,872	—	1,006,242	4,630
Interest rate caps and swaps	2,488	—	2,488	—
Total assets measured at estimated fair value on a recurring basis	$1,013,360	$—	$1,008,730	$4,630
Liabilities:
Interest rate swaps	$2,485	$—	$2,485	$—
Total liabilities measured at estimated fair value on a recurring basis	$2,485	$—	$2,485	$—

There were no transfers between Level 1 and Level 2 inputs during the three months ended December 31, 2012 and 2011.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended December 31, 2012 and 2011:

	Fair value measurement for the three months ended December 31, 2012 using significant unobservable inputs Level 3	Fair value measurement for the three months ended December 31, 2011 using significant unobservable inputs Level 3
Balance at September 30,	$4,630	$4,851
Pay-downs	(325)	(148)
Amortization, net	6	3
OTTI	(14)	(38)
Change in fair value	63	7
Balance at December 31,	$4,360	$4,675

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

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights which is equal to its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $49,185 and $50,078 which equals the carrying value less the allowance for loan losses allocated to these loans at December 31, 2012 and September 30, 2012, respectively. Changes in fair value recognized on provisions on loans held by the Company were $1,815 and $1,648 for the three months ended December 31, 2012 and 2011, respectively.

When valuing impaired loans that are collateral dependent, the Company charges- off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans. Nearly all of our impaired loans are considered collateral dependent.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

A summary of impaired loans at December 31, 2012 measured at estimated fair value on a non-recurring basis were as follows:

	December 31, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
One-to four-family residential	$8,353	$—	$—	$8,353
Commercial real estate	6,767	—	—	6,767
Commercial & industrial	2,367	—	—	2,367
Acquisition, development & construction	5,977	—	—	5,977
Consumer	1,222	—	—	1,222
Total impaired loans with specific allowance allocations	$24,686	$—	$—	$24,686

A summary of impaired loans at September 30, 2012 measured at estimated fair value on a non-recurring basis were as follows:

	September 30, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
One-to four-family residential	$8,628	$—	$—	$8,628
Commercial real estate	6,537	—	—	6,537
Commercial & industrial	95	—	—	95
Acquisition, development & construction	8,232	—	—	8,232
Consumer loans	1,215	—	—	1,215
Total impaired loans with specific allowance allocations	$24,707	$—	$—	$24,707

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third-party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. The fair value of mortgage servicing rights at December 31, 2012 and 2011 was $1,803 and $1,485.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have been classified as Level 3. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $7,053 and $6,403 at December 31, 2012 and September 30, 2012, respectively. There were $158 and $68 changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending December 31, 2012 and 2011, respectively.

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs that are utilized to determine the estimated fair value of Level 3 assets that are presented at fair value on a non-recurring basis at December 31, 2012:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1)
Loans:
One-to four-family residential (impaired)	$8,353	Appraisal	Adjustments for comparable properties	18.0% - 23.0%
Commercial real estate (impaired)	6,767	Appraisal	Adjustments for comparable properties	22.0% - 32.0%
Commercial & industrial (impaired)	2,367	Appraisal	Adjustments for comparable properties	18.0% - 32.0%
Acquisition, development & construction (impaired)	5,977	Appraisal	Adjustments for comparable properties	22.0% - 32.0%
Consumer loans (impaired)	1,222	Appraisal	Adjustments for comparable properties	17.0% - 23.0%
Assets taken in foreclosure:
One-to four-family residential (impaired)	954	Appraisal	Adjustments by management to reflect current conditions/selling costs	18.0% - 23.0%
Commercial real estate (impaired)	1,883	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0% - 32.0%
Acquisition, development & construction	4,216	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0% - 32.0%
Mortgage servicing rights	1,803	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

Fair Values of Financial Instruments

FASB Codification Topic 825 - Financial Instruments, requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition for interim and annual periods. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2012:

	December 31, 2012
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$160,241	$160,241	$—	$—
Securities available for sale	991,298	—	986,938	4,360
Securities held to maturity	139,874	—	143,089	—
Loans, net	2,165,015	—	—	2,197,213
Loans held for sale	5,423	—	5,423
Accrued interest receivable on securities	4,001	—	4,001	—
Accrued interest receivable on loans	6,428	—	—	6,428
FHLB stock	19,246	—	19,246	—
Financial liabilities:
Non-maturity deposits	(2,539,678)	(2,539,678)	—	—
Certificates of deposit	(364,706)	—	(365,857)	—
FHLB and other borrowings	(345,411)	—	(377,691)	—
Mortgage escrow funds	(19,577)	—	(19,574)	—
Accrued interest payable on deposits including escrow	(404)	—	(404)	—
Accrued interest payable on borrowings	(1,401)	—	(1,401)	—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2012:

	September 30, 2012
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$437,982	$437,982	$—	$—
Securities available for sale	1,010,872	—	1,006,242	4,630
Securities held to maturity	142,376	—	146,324	—
Loans, net	2,091,190	—	—	2,157,133
Loans held for sale	7,505	—	7,505	—
Accrued interest receivable on securities	4,011	—	4,011	—
Accrued interest receivable on loans	6,502	—	—	6,502
FHLB stock	19,249	—	19,249	—
Financial liabilities:
Non-maturity deposits	(2,723,669)	(2,723,669)	—	—
Certificates of deposit	(387,482)	—	(389,031)	—
FHLB and other borrowings	(345,176)	—	(377,906)	—
Mortgage escrow funds	(11,919)	—	(11,917)	—
Accrued interest payable on deposits including escrow	(500)	—	(500)	—
Accrued interest payable on borrowings	(1,442)	—	(1,442)	—

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

(e) FHLB stock

The redeemable carrying amount of these securities with limited marketability approximates their fair value and are classified as Level 2.

(f) Deposits and mortgage escrow funds

In accordance with FASB Codification Topic 825, deposits with no stated maturity (such as savings, demand and money market deposits) were assigned fair values equal to the carrying amounts payable on demand and are classified as Level 1. Certificates of deposit and mortgage escrow funds were segregated by account type and original term, and fair values were estimated by discounting the contractual cash flows and are classified as Level 2. The discount rate for each account grouping was equivalent to the current market rates for deposits of similar type and maturity.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base. Management believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

(g) Borrowings

Fair values of FHLB of New York and other borrowings were estimated by discounting the contractual cash flows and are classified as Level 2. A discount rate was utilized for each outstanding borrowing equivalent to the then-current rate offered on borrowings of similar type and maturity.

(h) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value and are classified as Level 2.

(i) Other financial instruments

The other financial assets and liabilities listed in the preceding table have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2012 and September 30, 2012, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

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

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding the financial conditions and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item I of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period. Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the Federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Overview and Management Strategy

Provident New York Bancorp is headquartered in Montebello, New York. With $3.8 billion in assets, the Company is a growing financial services firm that specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York City area through teams of dedicated and experienced relationship managers. The Company offers a complete line of commercial, business, and consumer banking products and services. The financial condition and results of operations of the Company are discussed herein on a consolidated basis with the Bank. Reference to Provident New York Bancorp or the Company may signify the Bank, depending on the context.

We focus our efforts on generating core deposits, especially transaction accounts, and originating high quality loans with an emphasis on growing our commercial loan balances. We seek to maintain a disciplined pricing strategy on deposits that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. The Company’s strategic objectives include growing revenues and earnings by expanding client acquisitions, improving asset quality and increasing efficiency. To achieve these goals we are focusing on high value client segments, expanding our delivery and distribution channels, creating a high productivity performance culture, reducing operating costs, and proactively managing enterprise risk.

Our current target markets encompass New York City including Manhattan and Long Island, our Central Market, which consists of Rockland and Westchester counties in New York and Bergen county in New Jersey, and our Northern Market, which consists of Orange, Sullivan, Ulster, and Putnam counties in New York. Our goal is to create a regional bank operating in the greater metropolitan New York area that achieves top-tier performance on key metrics including return on equity, return on assets, and earnings per share growth.

The key highlights as of and for the three months ended December 31, 2012 included the following:

•	Net income of $7.0 million and earnings per share of $0.16.

•	Loan originations of $291.1 million.

•	Total loans reached $2.2 billion, representing growth of $73.7 million compared to September 30, 2012.

•	The allowance for loan losses to non-performing loans increased to 83.8% at December 31, 2012 from 71.0% at September 30, 2012.

•	Deposits declined $206.8 million at December 31, 2012 compared to September 30, 2012, due to elevated levels of municipal deposits at the Company’s fiscal year end.

•
Return on tangible equity, a non-GAAP measure, was 8.71% for the three months ended December 31, 2012 compared to 8.53% for the three months ended December 31, 2011 (see page 52 for non-GAAP reconciliation of return on tangible equity).

•	Return on average assets was 0.73% for the three months ended December 31, 2012 compared to 0.74% for the three months ended December 31, 2011.

•	The efficiency ratio, a non-GAAP measure, declined to 62.9% for the three months ended December 31, 2012 compared to 67.8% for the three months ended December 31, 2011.
The Company’s primary source of earnings is net interest income, and its principal market risk exposure is interest rate risk. The Company is not able to predict market interest rate fluctuations, and its asset-liability management strategy may not prevent interest rate changes from having a material adverse effect on the Company’s results of operations and financial condition.
Although management endeavors to minimize the credit risk inherent in the Company’s loan portfolio, it must necessarily make various assumptions and judgments about the collectibility of the loan portfolio based on its experience and evaluation of economic conditions. If such assumptions or judgments prove to be incorrect, the current allowance for loan losses may not be sufficient to cover loan losses and additions to the allowance may be necessary, which would have a negative impact on net income. We continue to work through the criticized and classified loan portfolio, seeking positive resolution on existing problem credits.
There is significant competition in all areas in which the Company conducts its business. The Company competes with banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. Many of these competitors have substantially greater resources and lending limits and provide a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. Competition is based on a number of factors, including prices, interest rates, service, availability of products and geographic location.
The Company regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, and in some cases negotiations, regularly take place and future acquisitions could occur.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total assets as of December 31, 2012 decreased $233.5 million or 5.80% from September 30, 2012 mainly related to decreases in our cash balance of $277.7 million. Our cash balance at September 30, 2012 was elevated due to municipal tax collections that were subsequently drawn down during the quarter.

Total securities decreased by $22.1 million, to $1.1 billion at December 31, 2012 as compared to September 30, 2012. Securities represented 29.9% of total assets at December 31, 2012 compared to 28.7% of total assets at September 30, 2012. Over time we expect securities will decline as a percentage of total assets as our relationship teams add loans to our portfolio. For the three months ended December 31, 2012, securities purchases were $109.0 million, sales of securities were $42.0 million, and maturities, calls, and repayments were $85.5 million. Unrealized gains decreased the carrying values of securities by $4.2 million. Securities gains net of OTTI losses were $1.4 million and net amortization of securities was $765,000 for the period ended December 31, 2012.

Net loans as of December 31, 2012 increased $73.8 million or 3.53% to $2.2 billion from September 30, 2012. Commercial real estate and commercial & industrial loans were the main driver with an increase of $97.2 million. The Company has organized relationship teams to serve targeted commercial segments. These teams have expanded our market reach in the greater New York metropolitan area. The success of our team based approach is driving our loan growth. The Company originated, including loans originated for sale, $291.1 million loans for the three months ended December 31, 2012, while repayments were $215.8 million.

Acquisition, Development and Construction loans (“ADC”) declined $21.5 million to $122.5 million compared to $144.1 million at September 30, 2012, a reflection of the Company’s de-emphasis on originations of this type of loan. Consumer loans decreased by $4.0 million, and residential loans increased by $2.0 million as of December 31, 2012.

Deposits as of December 31, 2012 were $2.9 billion, a decrease of $206.8 million, or 6.65%, from September 30, 2012. As of December 31, 2012 transaction accounts were 39.4% of deposits, or $1.1 billion compared to $1.4 billion or 44.9% of deposits at September 30, 2012. Municipal transaction accounts totaled $563.5 million at September 30, 2012 compared to $184.6 million at December 31, 2012. As of December 31, 2012, savings deposits were $560.0 million, an increase of $53.5 million or 10.6% from September 30, 2012. Money market accounts increased $12.8 million or 1.56% to $834.5 million at December 31, 2012. Certificate of deposit accounts decreased by $22.8 million or 5.88%. As of December 31, 2012, the Company had $31.3 million in non-core wholesale deposits.

Borrowings increased by $235,000 or 0.07%, from September 30, 2012 to $345.4 million, due to accretion of discount on advances and repurchase agreements from the FHLB. At December 31, 2012 the balance of discount on FHLB borrowings that will accrete as additional interest expense over the remaining term of the instruments was $2.6 million.

Stockholders’ equity increased $2.8 million from September 30, 2012 to $493.9 million at December 31, 2012. The change was mainly due to retained earnings of $4.4 million, capital contributed from stock-based compensation plans of $642,000 and a decrease in accumulated other comprehensive income of $2.2 million.

As of December 31, 2012, the Company had authorization to purchase up to an additional 776,713 shares of common stock. The Bank’s Tier 1 leverage ratio was 8.23% at December 31, 2012. The Company’s tangible equity as a percentage of tangible assets was 8.94% at December 31, 2012 (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 52).

Credit Quality (also see Note 3 to the consolidated financial statements)

Loans acquired in connection with the acquisition of Gotham Bank in August 2012 were recorded at fair value at the date of acquisition. These loans totaled $188.1 million at December 31, 2012 compared to $205.8 million at September 30, 2012. Factors that went into the determination of fair value included discounts related to interest rates and inherent losses on the acquired loans. There had been no amounts charged-off against this discount for the three months ended December 31, 2012. None of the Gotham Bank acquired loans were considered purchased credit impaired loans.

Our non-performing loans decreased $6.3 million in the three months ended December 31, 2012 to $33.6 million. The decrease was mainly driven by declines in ADC non-performing loans of $11.1 million, principally the result of the resolution of one significant relationship. Partially offsetting this decline was an increase in non-performing commercial real estate loans of $3.4 million.

Classified loans are loans rated substandard or lower in the Company’s risk rating system. Classified loans declined $5.6 million to $83.1 million at December 31, 2012 compared to $88.7 million at September 30, 2012. This represents 3.79% of the loan portfolio at December 31, 2012 compared to 4.18% of the loan portfolio at September 30, 2012.

Allowance for loan losses. The determination of the allowance for loan losses is a critical accounting estimate that is subject to significant change from period to period based on the judgment of management. Under accounting guidance established for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable loan losses on acquired loans that were not impaired as of the acquisition date. Because of this accounting requirement certain measures of loan loss allowance and related metrics are not comparable to periods prior to the acquisition date.

The allowance for loan losses was $28.1 million at December 31, 2012 compared to $28.3 million at September 30, 2012. The allowance equaled 1.28% of total loans at December 31, 2012 compared to 1.33% of total loans at September 30, 2012. The allowance as a percentage of the loan portfolio for the last two reporting periods is lower than it was previously due to the acquisition of loans from Gotham that were recorded at fair value and for which there continues to be no allowance for loan losses.

The allowance for loan losses to non-performing loans equaled 83.8% at December 31, 2012, compared to 71.0% at September 30, 2012. Net charge-offs for the quarter ended December 31, 2012 were $3.1 million. The majority of charge-offs were due to write-downs on ADC loans, which totaled $1.6 million for the period, and one-to-four-family residential mortgage charge-offs which totaled $899,000. The ADC charge-offs were mainly related to the resolution of one significant relationship and the one-to-four-family residential mortgage charge-offs were the result of updated appraisal information on certain loans.

In addition, $1.4 million of previously non-performing loans were transferred to foreclosed properties. This was partially offset by sales and write-downs of $731,000 and resulted in a foreclosed properties balance of $7.1 million at December 30, 2012, compared to $6.4 million at September 30, 2012.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

Net income for the three months ended December 31, 2012 was $7.0 million or $0.16 per diluted share, an increase of $1.3 million compared to $5.7 million or $0.15 per diluted share, for the three months ended December 31, 2011. The primary factors contributing to the increase in earnings for the current period were higher net interest income of $4.7 million or 20.2% and an increase in non-interest income of $483,000 or 6.73% resulting mainly from net gain on sales of loans and other loan fee income. These increases were partially offset by a $1.0 million increase in the provision for loan losses and an increase in non-interest expense of $1.8 million or 8.81% driven by increases in compensation and employee benefits associated with the hiring of our new banking teams. Per share data were affected by the increase in weighted average shares outstanding due to shares issued in the Company’s August 2012 common equity offering.

Select operating performance measures are as follows:

	For the three months ended December 31,
	2012	2011
Per common share:
Basic earnings	$0.16	$0.15
Diluted earnings	0.16	0.15
Dividends declared	0.06	0.06
Return on average (annualized):
Assets	0.73%	0.74%
Tangible equity (see non-GAAP reconciliation below)	8.71%	8.53%

The Company believes that return on average tangible stockholders’ equity is useful as a tool to measure and assess a company’s use of equity. A reconciliation of the non-GAAP financial measure is as follows:

	For the three months ended December 31,
	2012	2011
Average stockholders’ equity	$492,506	$431,129
Average goodwill and other amortizable intangible assets	(172,723)	(165,360)
Average tangible stockholders’ equity	$319,783	$265,769
Net income	$7,020	$5,717
Net income, if annualized	27,851	22,682
Return on average tangible equity	8.71%	8.53%

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended December 31,
	2012			2011
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial and commercial mortgage loans	$1,565,259	$20,348	5.16%	$1,097,476	$14,245	5.15%
Consumer loans	212,863	2,325	4.33	227,274	2,635	4.60
One-to four-family residential loans	351,778	4,398	4.96	387,446	5,269	5.40
Total net loans(1)	2,129,900	27,071	5.04	1,712,196	22,149	5.13
Securities-taxable	954,372	4,284	1.78	696,293	3,990	2.27
Securities-tax exempt(2)	174,201	2,242	5.11	205,366	2,729	5.27
Federal Reserve balances	103,125	103	0.40	82,437	63	0.30
Other earning assets	19,277	230	4.73	18,735	192	4.07
Total securities and other earning assets	1,250,975	6,859	2.18	1,002,831	6,974	2.76
Total interest earning assets	3,380,875	33,930	3.98	2,715,027	29,123	4.26
Non-interest earning assets	411,326			347,493
Total assets	$3,792,201			$3,062,520
Interest bearing liabilities:
NOW deposits	$469,180	126	0.11%	$398,885	164	0.16%
Savings, club and escrow deposits	531,107	197	0.15	445,236	81	0.07
Money market deposits	908,262	931	0.41	577,387	397	0.27
Certificates of deposit	380,244	843	0.88	302,713	671	0.88
Total interest bearing deposits	2,288,793	2,097	0.36	1,724,221	1,313	0.30
Borrowings	345,951	3,125	3.58	392,785	3,617	3.65
Total interest bearing liabilities	2,634,744	5,222	0.79	2,117,006	4,930	0.92
Non-interest bearing deposits	649,077			500,621
Other non-interest bearing liabilities	15,874			13,764
Total liabilities	3,299,695			2,631,391
Stockholders’ equity	492,506			431,129
Total liabilities and equity	$3,792,201			$3,062,520
Net interest rate spread			3.19%			3.34%
Net earning assets	$746,131			$598,021
Net interest margin		28,708	3.37%		24,193	3.54%
Less tax equivalent adjustment (2)		(785)			(955)
Net interest income		$27,923			$23,238
Ratio of average interest-earning assets to average interest bearing liabilities	128.3%			128.2%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended December 31, 2012 vs. 2011 Increase / (Decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets
Commercial and commercial mortgage loans	$6,076	$27	$6,103
Consumer loans	(161)	(149)	(310)
One-to four-family residential	(462)	(409)	(871)
Securities-taxable	1,264	(970)	294
Securities-tax exempt(2)	(406)	(81)	(487)
Federal Reserve excess reserves	17	23	40
Other earning assets	4	34	38
Total interest income	6,332	(1,525)	4,807
Interest-bearing liabilities
NOW deposits	22	(60)	(38)
Savings, club and escrow deposits	17	99	116
Money market deposits	280	254	534
Certificates of deposit	172	—	172
Borrowings	(208)	(284)	(492)
Total interest expense	283	9	292
Net interest margin	6,049	(1,534)	4,515
Less tax equivalent adjustment(2)	(144)	(26)	(170)
Net interest income	$6,193	$(1,508)	$4,685

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended December 31, 2012 was $27.9 million, an increase of $4.7 million or 20.2%, compared to the same quarter of fiscal 2012. Gross interest income on a tax-equivalent basis of $33.9 million increased $4.8 million for the quarter ended December 31, 2012 compared to the same period in fiscal 2012. The increase in interest income on a tax-equivalent basis was principally the result of an increase in the average daily balance of commercial and commercial real estate loans, the result of the loans acquired from Gotham Bank that were outstanding for the full quarter and new loans originated by our banking teams. Interest expense increased by $292,000, primarily the result of increased levels of municipal deposits that were held at September 30, 2012 in transaction accounts and then were subsequently moved to interest bearing accounts. By December 31, 2012 a substantial portion of these deposits had been withdrawn; however, this increase did impact average deposit balances for the period.

The Company’s net interest margin declined 17 basis points to 3.37% for the three months ended December 31, 2012 compared to 3.54% for the three months ended December 31, 2011. Total interest earning assets on a tax-equivalent basis yielded 3.98% for the first three months of fiscal 2013 compared to 4.26% for the first three months of fiscal 2012, mainly driven by a decrease of 67 basis points in the weighted average yield on our investment securities. The cost of interest bearing deposits increased six basis points to 36 basis points for the first three months of fiscal 2013 compared to 30 basis points for the first three months of fiscal 2012. The increase was mainly the result of higher average cost of deposits associated with the Gotham transaction.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to substantial fluctuation from period to period. The Company recorded $3.0 million in loan loss provisions for the quarter ended December 31, 2012 compared to $2.0 million at December 31, 2011 an increase of $1.0 million. Please see the “Credit Quality” section for a discussion of the metrics associated with our loan portfolio.

Non-interest income for the three months ended December 31, 2012 increased by $483,000 or 6.73% to $7.7 million compared to the first quarter of fiscal 2012. Net gain on sale of loans increased by $306,000 given increased volume in sales of one-to four-family residential loans, and other loan fees included in other non-interest income increased by approximately $700,000 due to higher loan transaction volumes and loan prepayments. Offsetting these increases was a decline in net gain on sale of securities of $573,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Non-interest expense for the three months ended December 31, 2012 increased by 8.81% or $1.8 million, to $22.5 million compared to the same period in 2011. The increase in non-interest expense was principally the result of additional compensation and benefits expense of $1.4 million due to the hiring of additional banking teams. Higher professional fees and other expenses incurred in connection with business development also contributed to this increase.

Income tax expense increased $1.0 million to $3.1 million for the three months ended December 31, 2012, compared to $2.0 for the period ended December 31, 2011. The effective tax rate was 30.4% for the period ended December 31, 2012 compared to 26.2% for the period ended December 31, 2011. The increase in the effective tax rate is attributable to higher pre-tax earnings and a reduction in the proportion of tax-exempt earnings from investment securities and bank owned life insurance.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential one-to four-family loans, and the purchase of investment securities. During the three months ended December 31, 2012 and 2011, our loan originations totaled $291.1 million and $231.6 million, respectively. Purchases of securities available for sale totaled $87.1 million and $151.2 million for the three months ended December 31, 2012 and 2011, respectively. Purchases of securities held to maturity totaled $21.9 million and $76.8 million for the three months ended December 31, 2012 and 2011, respectively. These activities were funded primarily by sales of securities, deposit growth, borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $262.4 million at December 31, 2012 and unused lines of credit granted to customers were $109.1 million at December 31, 2012. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $59.5 million and $59.0 million at December 31, 2012 and September 30, 2012, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net decrease in total deposits was $206.8 million and $161.1 million for the three months ended December 31, 2012 and 2011, respectively. The decline in the first three months of the fiscal year for both periods is principally related to seasonal fluctuations in municipal deposits, which generally peak in September time frame and are subsequently withdrawn. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide all services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We do compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The Bank has substantial liquidity. This is a function of the competitiveness for quality investments and loans available in the marketplace as well as the high level of liquidity of our customers. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

In addition to the liquidity on our Statement of Condition, we access additional sources of funds through the FHLB. Borrowings from FHLB and other borrowings totaled $345.4 million at December 31, 2012. At December 31, 2012, we had the ability to borrow an additional $518.6 million under our credit facilities with the FHLB. The Bank may borrow up to an additional $370.5 million by pledging securities not required to be pledged for other purposes as of December 31, 2012. Further, at December 31, 2012 we had $31.3 million in brokered deposits and have relationships with several brokers to utilize these low cost sources of funding should conditions warrant further sources of funds.

The Company has an effective shelf registration statement covering $29 million of debt and equity securities that may be used, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

The Bank provides supplemental reporting of non-GAAP tangible capital ratios as management believes this information is useful to stockholders. As of December 31, 2012, the Company’s tangible capital as a percent of tangible assets was to 8.94%, and its tangible book value per share increased $0.04 to $7.30, compared to September 30, 2012.

The Company believes that tangible equity is useful as a tool to assess a company’s capital position. The following table shows the non-GAAP reconciliation of tangible equity and the tangible equity ratio:

	December 31, 2012	September 30, 2012
Total assets	$3,789,514	$4,022,982
Goodwill and other amortizable intangibles	(170,173)	(170,411)
Tangible assets	$3,619,341	$3,852,571
Stockholders’ equity	$493,883	$491,122
Goodwill and other amortizable intangibles	(170,173)	(170,411)
Tangible stockholders’ equity	$323,710	$320,711

Tangible capital as a % of tangible assets	8.94%	8.32%

Outstanding Shares	44,348,787	44,173,470
Tangible book value per share	$7.30	$7.26

The Company declared a dividend of $0.06 per share payable on February 14, 2013 to stockholders of record on February 4, 2013.

The following table sets forth the Bank’s regulatory capital position at December 31, 2012 and September 30, 2012, compared to OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Tangible capital	$297,089	8.23%	$54,169	1.50%	$—	—%
Tier 1 (core) capital	297,089	8.23	144,450	4.00%	180,562	5.00
Risk-based capital:
Tier 1	297,089	12.28	—	—	145,172	6.00
Total	$325,410	13.45%	$193,563	8.00%	$241,954	10.0%
September 30, 2012:
Tangible capital	$289,441	7.50%	$57,551	1.50%	$—	—
Tier 1 (core) capital	289,441	7.50	153,469	4.00	191,836	5.00
Risk-based capital:
Tier 1	289,441	12.10	—	—	143,085	6.00
Total	$317,929	13.30%	$190,780	8.00%	$238,475	10.0%

The Bank’s capital levels are above current regulatory capital requirements to be considered well-capitalized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial and industrial loans, and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2012, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$438,288	$(18,986)	-4.2%	$122,130	$11,166	10.1%
+200	454,701	(2,573)	-0.6%	118,308	7,344	6.6%
+100	476,356	19,082	4.2%	114,670	3,706	3.3%
0	457,274	—	—%	110,964	—	—%
-100	432,627	(24,647)	-5.4%	103,600	(7,364)	-6.6%

The table set forth above indicates that at December 31, 2012, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 0.6% decrease in EVE and a 6.6% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the EVE and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

During the first quarter of fiscal year 2013, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 2 basis points from 0.23% to 0.25% at the end of the first quarter of fiscal year 2013 while the yield on U.S. Treasury 10 year notes increased 13 basis points from 1.65% to 1.78% over the same three month period. The greater increase in yield on longer term maturities resulted in the 2-10 year treasury yield curve being steeper at the end of the first quarter of fiscal 2013 than it was when the fiscal year began. To fight the economic downturn the FOMC declared a willingness to keep the federal funds target low for an “extended period” and subsequently stated that it anticipates that exceptionally low levels for the federal funds rate would likely be warranted at least through mid-2015. During the first quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance, however it modified its position by stating that it intends to do so until the unemployment rate and inflation expectations reach certain thresholds. The FOMC further stated that it viewed these thresholds as consistent with its earlier date-based guidance. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately more than the longer end thereby resulting in margin compression. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

Item 4.	Controls and Procedures
The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of two previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at December 31, 2012.  Steps being undertaken to remediate these weaknesses are discussed below.

Changes in Internal Controls

On December 5, 2012, the Company appointed a new Principal Financial Officer.  On January 2, 2013 the Company appointed a new Chief Accounting Officer and Controller.  The Company has engaged an independent nationally known public accounting firm to assist the Company in implementing a systematic process and procedures that will enable the Company to maintain effective internal controls over the provision for income taxes and deferred taxes, which gave rise to the material weaknesses discussed above.  The Company has also commenced implementation of enhancements to its internal controls over financial reporting related to pension accounting in fiscal 2013.  The Company believes the steps taken to remediate these weaknesses are appropriate and the Company expects them to be fully remediated before the end of the Company’s fiscal year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total number of shares (or units) Purchased (1)	Average price paid per share (or Unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of Shares (or Units) that may yet be purchased under the plans or programs (2)
Period (2013)
October 1 - October 31	1,382	$9.13	—	776,713
November 1 - November 30	901	9.06	—	776,713
December 1 - December 31	—	—	—	776,713
Total	2,283	$9.10	—

(1)
The total number of shares purchased includes shares received from employees who exercised stock options by submitting previously acquired shares of common stock in satisfaction of the exercise price, or shares withheld for tax purposes as is permitted under the Company’s stock benefit plans.

(2)	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document 1(filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document 1(filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document 1(filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 1(filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document 1(filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document 1(filed herewith)

[1]	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Provident New York Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Provident New York Bancorp

Date:	February 8, 2013	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 8, 2013	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)