Form 10-Q
period 2013-03-31
PROVIDENT NEW YORK BANCORP
filed 2013-05-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 7, 2013
$0.01 per share	44,353,276

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MARCH 31, 2013

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2013	September 30, 2012
ASSETS
Cash and due from banks	$73,396	$437,982
Securities:
Available for sale	945,678	1,010,872
Held to maturity, at amortized cost (fair value of $186,078 and $146,324 at March 31, 2013 and September 30, 2012, respectively)	183,535	142,376
Total securities	1,129,213	1,153,248
Assets held for sale	—	4,550
Loans held for sale	1,040	7,505
Gross loans	2,204,555	2,119,472
Allowance for loan losses	(27,544)	(28,282)
Total loans, net	2,177,011	2,091,190
Federal Home Loan Bank (“FHLB”) stock, at cost	20,251	19,249
Accrued interest receivable	11,819	10,513
Premises and equipment, net	37,617	38,483
Goodwill	163,117	163,247
Core deposit and other intangible assets	6,538	7,164
Bank owned life insurance (“BOLI”)	59,916	59,017
Foreclosed properties	5,486	6,403
Other assets	25,036	24,431
Total assets	$3,710,440	$4,022,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,799,658	$3,111,151
FHLB and other borrowings	367,976	345,176
Mortgage escrow funds	17,582	11,919
Other liabilities	30,513	63,614
Total liabilities	3,215,729	3,531,860
Commitment and contingent liabilities
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 52,188,056 issued; 44,353,276 and 44,173,470 shares outstanding at March 31, 2013 and September 30, 2012, respectively)	522	522
Additional paid-in capital	403,005	403,541
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(5,389)	(5,638)
Treasury stock, at cost (7,834,780 and 8,014,586 shares at March 31, 2013 and September 30, 2012, respectively)	(88,517)	(90,173)
Retained earnings	184,171	175,971
Accumulated other comprehensive income, net of taxes	919	6,899
Total stockholders’ equity	494,711	491,122
Total liabilities and stockholders’ equity	$3,710,440	$4,022,982

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$26,378	$22,153	$53,449	$44,302
Taxable securities	4,288	4,415	8,572	8,405
Non-taxable securities	1,490	1,599	2,947	3,373
Other earning assets	264	244	597	499
Total interest and dividend income	32,420	28,411	65,565	56,579
Interest expense:
Deposits	1,624	1,217	3,721	2,530
Borrowings	2,977	3,289	6,102	6,906
Total interest expense	4,601	4,506	9,823	9,436
Net interest income	27,819	23,905	55,742	47,143
Provision for loan losses	2,600	2,850	5,550	4,800
Net interest income after provision for loan losses	25,219	21,055	50,192	42,343
Non-interest income:
Deposit fees and service charges	2,736	2,706	5,514	5,496
Net gain on sale of securities	2,229	2,899	3,645	4,888
Other than temporary impairment on securities	(7)	—	(73)	(536)
Loss recognized in other comprehensive income	—	—	41	498
Net impairment loss in earnings	(7)	—	(32)	(38)
Bank owned life insurance	491	502	1,000	1,020
Gain on sale of loans	507	450	1,253	890
Investment management fees	422	800	1,127	1,565
Other	474	614	2,004	1,326
Total non-interest income	6,852	7,971	14,511	15,147
Non-interest expense:
Compensation and employee benefits	11,805	11,395	24,104	22,320
Stock-based compensation	679	284	1,179	559
Merger-related expense	542	299	542	546
Occupancy and office operations	3,954	3,409	7,764	7,110
Advertising and promotion	535	427	779	1,040
Professional fees	912	1,056	2,127	1,983
Data and check processing	823	710	1,472	1,382
Foreclosed property expense	915	412	1,200	617
Other	3,174	3,298	6,718	6,454
Total non-interest expense	23,339	21,290	45,885	42,011
Income before income tax expense	8,732	7,736	18,818	15,479
Income tax expense	2,203	2,035	5,269	4,061
Net income	$6,529	$5,701	$13,549	$11,418
Weighted average common shares basic	43,743,640	37,280,651	43,704,163	37,266,480
Weighted average common shares diluted	43,848,486	37,316,778	43,790,915	37,275,633
Per common share basic	$0.15	$0.15	$0.31	$0.31
Per common share diluted	$0.15	$0.15	$0.31	$0.31

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Net income	$6,529	$5,701	$13,549	$11,418
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities available for sale net of related tax (benefit) expense of ($1,885), ($220) and ($3,039) $2,090	(2,753)	(320)	(4,446)	3,056
Less:
Reclassification adjustment for net realized gains included in net income, net of related income tax expense of $905, $1,177 and $1,480, $1,985	1,324	1,722	2,165	2,903
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $3, $0 and $13, $15	(4)	—	(19)	(23)
	(4,073)	(2,042)	(6,592)	176
Change in funded status of defined benefit plans, net of related income tax expense of $224, $231 and $419, $460	327	335	612	673
Other comprehensive (loss) income	(3,746)	(1,707)	(5,980)	849
Total comprehensive income	$2,783	$3,994	$7,569	$12,267

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at September 30, 2012	44,173,470	$522	$403,541	$(5,638)	$(90,173)	$175,971	$6,899	$491,122
Net income	—					13,549	—	13,549
Other comprehensive loss	—						(5,980)	(5,980)
Deferred compensation transactions	—	—	13	—	—	—	—	13
Stock option transactions, net	6,250	—	347	—	72	(29)	—	390
ESOP shares allocated or committed to be released for allocation (24,966 shares)	—	—	122	249	—	—	—	371
Recognition and Retention Plan ( “RRP”) Awards, net	173,556	—	(1,018)	—	1,584	—	—	566
Cash dividends paid ($0.12 per common share)	—	—	—	—	—	(5,320)	—	(5,320)
Balance at March 31, 2013	44,353,276	$522	$403,005	$(5,389)	$(88,517)	$184,171	$919	$494,711

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except per share data)

	For the six months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,549	$11,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,550	4,800
Loss on sales of real estate owned	34	178
Depreciation of premises and equipment	2,342	2,505
Amortization of intangibles	626	628
Net gain on loans held for sale	(1,253)	(890)
Other than temporary impairment loss recorded in earnings	32	38
Net gain on sale of securities	(3,645)	(4,888)
Fair value loss on interest rate cap	1	43
Net gain on sale of premises and equipment	(5)	—
Net amortization of premium on securities	1,768	1,466
(Amortization) accretion on borrowings	(192)	1
Accretion of early extinguishment fees on borrowings	733	727
ESOP and RRP expense	832	308
ESOP forfeitures	—	(1)
Stock option compensation expense	347	252
Originations of loans held for sale	(48,642)	(35,935)
Proceeds from sales of loans held for sale	56,360	39,265
Increase in cash surrender value of bank owned life insurance	(899)	(1,020)
Net changes in accrued interest receivable and payable	(1,579)	(329)
Other adjustments (principally net changes in other assets and other liabilities)	(22,855)	2,506
Net cash provided by operating activities	3,104	21,072
Cash flows from investing activities:
Purchases of available for sale securities	(209,010)	(261,775)
Purchases of held to maturity securities	(81,838)	(77,080)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	128,589	52,149
Held to maturity	39,003	12,027
Proceeds from sales of securities available for sale	136,804	150,657
Proceeds from sales of securities held to maturity	1,234	—
Loan originations	(495,649)	(362,282)
Loan principal payments	402,295	259,975
Proceeds from sales of other real estate owned	2,085	1,449
(Purchase) sale of FHLB stock, net	(1,002)	455
Purchases of premises and equipment	(1,471)	(781)
Net cash used in investing activities	(78,960)	(225,206)
Cash flows from financing activities:
Net (decrease) increase in transaction, savings and money market deposits	(271,387)	101,863
Net (decrease) in time deposits	(40,106)	(29,570)
Net increase (decrease) in short-term borrowings	32,385	(10,000)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except per share data)

	For the six months ended March 31,
	2013	2012
Gross repayments of long-term borrowings	(10,126)	(5,122)
Restructured debt	—	5,000
Payment of penalties on restructured borrowings	—	(278)
Net decrease in senior note borrowings	—	(51,500)
Net increase in mortgage escrow funds	5,663	5,509
Stock option transactions	148	153
Other stock-based compensation transactions	13	138
Cash dividends paid	(5,320)	(4,552)
Net cash (used in) provided by financing activities	(288,730)	11,641
Net decrease in cash and cash equivalents	(364,586)	(192,493)
Cash and cash equivalents at beginning of period	437,982	281,512
Cash and cash equivalents at end of period	$73,396	$89,019
Supplemental information:
Interest payments	$10,096	$9,695
Income tax payments	4,603	1,575
Real estate acquired in settlement of loans	1,983	2,064
Unsettled securities transactions	4,823	49,955

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

1. Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident” or the “Company”) and its consolidated subsidiaries. Provident Bank (the “Bank”) is the Company’s principal subsidiary and accounts for substantially all of the Company’s assets and results from operations. The Company’s other subsidiaries include:

•
PB Madison Holding, Inc., a holding company for the Company’s 50% joint venture in PB Madison Title Agency, L.P., a title insurance agency, which provides title searches and title insurance for residential and commercial real estate;

•
LandSave Development, LLC an inactive entity formally known as Hudson Valley Investment Advisors, LLC, the assets of which were sold in November 2012, with modest results from operations included in the Company’s financial statements for fiscal 2013; and

•	Provident Risk Management, Inc. (a Vermont captive insurance company).

The Bank’s wholly-owned subsidiaries include:

•	Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Bank’s market area;

•	Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Bank’s real estate mortgage loans;

•	Provest Services Corp. I, which has an investment in a low-income housing partnership;

•	Provest Services Corp. II, a New York licensed insurance agent, which has engaged a third-party provider to sell mutual funds, annuities and insurance to the Bank’s customers; and

•	Subsidiaries that hold foreclosed properties acquired by the Bank.

Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2013 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

2. Securities

A summary of the amortized cost and estimated fair value of securities, is presented below.

	March 31, 2013				September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential mortgage-backed securities:
Fannie Mae	$130,113	$2,552	$(566)	$132,099	$155,601	$5,806	$—	$161,407
Freddie Mac	53,518	2,214	—	55,732	81,509	3,751	—	85,260
Ginnie Mae	3,946	248	—	4,194	4,488	290	—	4,778
CMO/Other MBS	184,017	1,680	(496)	185,201	191,867	1,787	(590)	193,064
Total residential mortgage-backed securities	371,594	6,694	(1,062)	377,226	433,465	11,634	(590)	444,509
Other securities:
Federal agencies	368,576	1,302	(602)	369,276	404,820	4,013	(10)	408,823
Corporate bonds	25,890	11	(22)	25,879	—	—	—	—
Obligations of states and political subdivisions	164,534	8,432	(487)	172,479	146,136	10,349	(4)	156,481
Equities	818	—	—	818	1,087	—	(28)	1,059
Total other securities	559,818	9,745	(1,111)	568,452	552,043	14,362	(42)	566,363
Total securities available for sale	$931,412	$16,439	$(2,173)	$945,678	$985,508	$25,996	$(632)	$1,010,872

	March 31, 2013				September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Held to Maturity
Residential mortgage-backed securities:
Fannie Mae	$23,307	$790	$—	$24,097	$28,637	$1,212	$—	$29,849
Freddie Mac	32,212	785	—	32,997	42,706	1,347	—	44,053
CMO/Other MBS	29,113	217	(40)	29,290	27,921	226	(28)	28,119
Total residential mortgage-backed securities	84,632	1,792	(40)	86,384	99,264	2,785	(28)	102,021
Other securities:
Federal agencies	77,319	88	(129)	77,278	22,236	106	—	22,342
Obligations of states and political subdivisions	20,084	881	(67)	20,898	19,376	1,059	—	20,435
Other	1,500	18	—	1,518	1,500	26	—	1,526
Total other securities	98,903	987	(196)	99,694	43,112	1,191	—	44,303
Total held to maturity	$183,535	$2,779	$(236)	$186,078	$142,376	$3,976	$(28)	$146,324

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at March 31, 2013 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date. Equities are shown separately since there is no maturity date.

	March 31, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$2,000	$2,013	$3,854	$3,866
One to five years	86,072	87,687	3,028	3,158
Five to ten years	427,202	432,688	84,462	84,825
Greater than ten years	43,726	45,246	7,559	7,845
Total other securities	559,000	567,634	98,903	99,694
Residential mortgage-backed securities	371,594	377,226	84,632	86,384
Equities	818	818	—	—
Total securities available for sale	$931,412	$945,678	$183,535	$186,078

Sales of securities were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Available for sale securities:
Proceeds from sales	$94,839	$67,078	$136,804	$150,657
Gross realized gains	2,202	2,912	3,618	4,901
Gross realized losses	(10)	(13)	(10)	(13)
Tax expense of securities gains	(552)	(763)	(1,010)	(1,282)
Held to maturity securities: (1)
Proceeds from sales	1,234	—	1,234	—
Gross realized gains	37	—	37	—
Tax expense of securities gains	(9)	—	(10)	—
(1) The Company sold eight held to maturity securities after the Company had already collected at least 85% of the principal outstanding at acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes those securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
Available for Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2013
Residential mortgage-backed securities:
Federal agencies	$53,011	$(566)	$—	$—	$53,011	$(566)
CMO/Other MBS	62,165	(496)	—	—	62,165	(496)
Total residential mortgage-backed securities	115,176	(1,062)	—	—	115,176	(1,062)
Federal agencies	145,726	(602)	—	—	145,726	(602)
Obligations of states and political subdivisions	23,664	(487)	—	—	23,664	(487)
Corporate bonds	13,100	(22)	—	—	13,100	(22)
Total	$297,666	$(2,173)	$—	$—	$297,666	$(2,173)

September 30, 2012
CMO/Other MBS	$64,065	$(590)	$—	$—	$64,065	$(590)
Federal agencies	4,993	(10)	—	—	4,993	(10)
Obligations of states and political subdivisions	716	(4)	—	—	716	(4)
Equities	—	—	809	(28)	809	(28)
Total	$69,774	$(604)	$809	$(28)	$70,583	$(632)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
Held to Maturity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2013
CMO/Other MBS	$4,911	$(40)	$—	$—	$4,911	$(40)
Federal agencies	37,211	(129)	—	—	37,211	(129)
Obligations of states and political subdivisions	5,294	(67)	—	$—	5,294	(67)
Total	$47,416	$(236)	$—	$—	$47,416	$(236)

September 30, 2012
CMO/Other MBS	$13,189	$(28)	$—	$—	$13,189	$(28)
Total	$13,189	$(28)	$—	$—	$13,189	$(28)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses (“OTTI”), management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Substantially all of the unrealized losses at March 31, 2013 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At March 31, 2013, a total of 148 available for sale securities were in a continuous unrealized loss position for less than 12 months and no securities were in that position for 12 months or longer. For debt securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four private label CMOs that had an amortized cost of $4,142 and a fair value (carrying value) of $4,216 as of March 31, 2013. Two of the four securities are considered to be other than temporarily impaired and are below investment grade. The impaired private label CMOs had an amortized cost of $3,764 and a fair value of $3,825 at March 31, 2013. There were no impairment charges on these securities for the three months ended March 31, 2013 and March 31, 2012, respectively. Impairment charges on these securities totaled $14 and $38 for the six months ended March 31, 2013 and March 31, 2012, respectively. At March 31, 2013 total cumulative impairment charges on these two private label CMOs totaled $136. The remaining two securities are rated at or above Ba1 and were performing as of March 31, 2013 and are expected to perform based on current information. In determining whether OTTI existed on these debt securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses were expected. The Company will continue to evaluate its investment securities portfolio for OTTI on at least a quarterly basis.

Excluding FHLB and New York Business Development Corporation stock, the Company owned one equity security with a balance of $818 and $809 at March 31, 2013 and September 30, 2012, respectively. During the three months ended March 31, 2013 and March 31, 2012, the Company incurred an OTTI charge on this equity security of $7 and $0, respectively. For the six months ended March 31, 2013 and 2012, the Company incurred an OTTI charge on this security of $18 and $0, respectively. At March 31, 2013, accumulated OTTI charge on this security was $222. The Company may not hold this equity security until the unrealized loss position of the security is recovered; therefore, the security was determined to be OTTI.

Securities pledged for borrowings at FHLB and other borrowings, and securities pledged for municipal deposits and other purposes were as follows:

	Securities pledged at
	March 31, 2013	September 30, 2012
Available for sale securities pledged for borrowings, at fair value	$206,073	$144,041
Available for sale securities pledged for municipal deposits, at fair value	473,443	703,261
Held to maturity securities pledged for borrowings, at amortized cost	51,286	46,538
Held to maturity securities pledged for municipal deposits, at amortized cost	92,958	138,855

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

3. Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	March 31, 2013	September 30, 2012
Residential mortgage	$365,485	$350,022
Commercial:
Commercial real estate	1,149,463	1,072,504
Commercial & industrial	370,246	343,307
Acquisition, development & construction	118,115	144,061
Total commercial	1,637,824	1,559,872
Consumer:
Home equity lines of credit	161,646	165,200
Homeowner	31,683	34,999
Other consumer loans	7,917	9,379
Total consumer	201,246	209,578
Total loans	2,204,555	2,119,472
Allowance for loan losses	(27,544)	(28,282)
Total loans, net	$2,177,011	$2,091,190

Total loans include net deferred loan origination costs of $797 at March 31, 2013 and net deferred loan origination fees of ($310) at September 30, 2012.

A substantial portion of the Company’s loan portfolio is secured by residential and commercial real estate located in the Company’s primary market area, primarily in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York, Bergen County, New Jersey and New York City. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Commercial real estate loans, and acquisition, development and construction loans in particular, are considered by management to be of somewhat greater credit risk than other loan types such as loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

Included in the Company’s loan portfolio are loans acquired from Gotham Bank. These loans were recorded at fair value at acquisition. These loans carried a balance of $176,383 and $205,764 at March 31, 2013 and September 30, 2012, respectively. The discount associated with these loans which includes adjustments associated with market interest rates and anticipated credit losses, was $3,032 and $3,924 at March 31, 2013 and September 30, 2012, respectively. We evaluate Gotham Bank acquired loans for impairment collectively. None of the Gotham Bank acquired loans were identified as purchase credit impaired at acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
Residential mortgage	$353,107	$1,053	$603	$2,368	$8,354	$365,485
Commercial real estate	1,130,964	6,073	339	1,132	10,955	1,149,463
Commercial & industrial	365,071	2,164	1,867	341	803	370,246
Acquisition, development & construction	112,885	973	—	—	4,257	118,115
Consumer	197,744	430	6	416	2,650	201,246
Total	$2,159,771	$10,693	$2,815	$4,257	$27,019	$2,204,555
Total TDRs included above	$21,318	$543	$—	$—	$1,706	$23,567
Non-performing loans:
Loans 90+ days past due and still accruing					$4,257
Non-accrual loans					27,019
Total non-performing loans					$31,276

	September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
Residential mortgage	$337,356	$855	$497	$2,263	$9,051	$350,022
Commercial real estate	1,060,176	902	973	1,638	8,815	1,072,504
Commercial & industrial	342,726	96	141	—	344	343,307
Acquisition, development & construction	121,590	7,067	—	—	15,404	144,061
Consumer	205,463	1,551	265	469	1,830	209,578
Total	$2,067,311	$10,471	$1,876	$4,370	$35,444	$2,119,472
Total TDRs included above	$13,543	$270	$264	$—	$10,870	$24,947
Non-performing loans:
Loans 90+ days past due and still accruing					$4,370
Non-accrual loans					35,444
Total non-performing loans					$39,814

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 is summarized below:

	For the three months ended March 31, 2013
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,368	$(959)	$9	$(950)	$1,025	$4,443
Commercial real estate	7,616	(1,199)	331	(868)	2,401	9,149
Commercial & industrial	5,533	(359)	127	(232)	(930)	4,371
Acquisition, development & construction	7,026	(567)	164	(403)	(521)	6,102
Consumer	3,571	(748)	31	(717)	625	3,479
Total	$28,114	$(3,832)	$662	$(3,170)	$2,600	$27,544

Annualized net charge-offs to average gross loans outstanding				0.58%

	For the three months ended March 31, 2012
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,167	$(677)	$1	$(676)	$696	$4,187
Commercial real estate	5,522	(715)	51	(664)	1,608	6,466
Commercial & industrial	5,621	(493)	83	(410)	(480)	4,731
Acquisition, development & construction	9,403	(1,021)	—	(1,021)	559	8,941
Consumer	3,532	(566)	29	(537)	467	3,462
Total	$28,245	$(3,472)	$164	$(3,308)	$2,850	$27,787

Annualized net charge-offs to average gross loans outstanding				0.74%

Activity in the allowance for loan losses for the six months ended March 31, 2013 and 2012 is summarized below:

	For the six months ended March 31, 2013
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,359	$(1,909)	$60	$(1,849)	$1,933	$4,443
Commercial real estate	7,230	(1,427)	412	(1,015)	2,934	9,149
Commercial & industrial	4,603	(518)	247	(271)	39	4,371
Acquisition, development & construction	8,526	(2,161)	169	(1,992)	(432)	6,102
Consumer	3,564	(1,231)	70	(1,161)	1,076	3,479
Total	$28,282	$(7,246)	$958	$(6,288)	$5,550	$27,544

Annualized net charge-offs to average gross loans outstanding				0.58%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

	For the six months ended March 31, 2012
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$3,498	$(1,466)	$120	$(1,346)	$2,035	$4,187
Commercial real estate	5,568	(1,661)	401	(1,260)	2,158	6,466
Commercial & industrial	5,945	(701)	629	(72)	(1,142)	4,731
Acquisition, development & construction	9,895	(1,296)	—	(1,296)	342	8,941
Consumer	3,011	(1,028)	72	(956)	1,407	3,462
Total	$27,917	$(6,152)	$1,222	$(4,930)	$4,800	$27,787

Annualized net charge-offs to average gross loans outstanding				0.56%

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$12,480	$353,005	$365,485	$305	$4,138	$4,443
Commercial real estate	15,434	1,134,029	1,149,463	2,155	6,994	9,149
Commercial & industrial	2,813	367,433	370,246	179	4,192	4,371
Acquisition, development & construction	19,315	98,800	118,115	144	5,958	6,102
Consumer	3,066	198,180	201,246	149	3,330	3,479
Total	$53,108	$2,151,447	$2,204,555	$2,932	$24,612	$27,544

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2012:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$12,739	$337,283	$350,022	$871	$3,488	$4,359
Commercial real estate	13,017	1,059,487	1,072,504	1,036	6,194	7,230
Commercial & industrial	357	342,950	343,307	48	4,555	4,603
Acquisition, development & construction	24,880	119,181	144,061	996	7,530	8,526
Consumer	2,299	207,279	209,578	263	3,301	3,564
Total	$53,292	$2,066,180	$2,119,472	$3,214	$25,068	$28,282

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans at March 31, 2013 and September 30, 2012:

	March 31, 2013			September 30, 2012
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Residential mortgage	$10,665	$8,539	$—	$6,193	$5,413	$—
Commercial real estate	10,440	9,229	—	9,296	7,837	—
Commercial & industrial	2,498	2,455	—	262	262	—
Acquisition, development & construction	19,986	18,645	—	24,144	20,597	—
Consumer	2,577	2,341	—	1,146	1,122	—
Subtotal	46,166	41,209	—	41,041	35,231	—
With an allowance recorded:
Residential mortgage	5,303	3,941	305	8,485	7,326	871
Commercial real estate	8,988	6,205	2,155	5,942	5,180	1,036
Commercial & industrial	538	358	179	95	95	48
Acquisition, development & construction	814	670	144	7,159	4,283	996
Consumer	1,197	725	149	1,400	1,177	263
Subtotal	16,840	11,899	2,932	23,081	18,061	3,214
Total	$63,006	$53,108	$2,932	$64,122	$53,292	$3,214

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$7,978	$100	$52	$4,182	$63	$28
Commercial real estate	9,248	99	53	9,525	95	75
Commercial & industrial	1,873	45	21	798	10	10
Acquisition, development & construction	15,582	313	161	21,442	166	114
Consumer	2,127	7	3	2,290	20	5
Subtotal	36,808	564	290	38,237	354	232
With an allowance recorded:
Residential mortgage	3,857	14	6	6,790	35	30
Commercial real estate	6,265	13	9	7,256	33	24
Commercial & industrial	368	3	3	97	2	2
Acquisition, development & construction	649	—	—	10,640	44	41
Consumer	700	4	2	1,099	3	2
Subtotal	11,839	34	20	25,882	117	99
Total	$48,647	$598	$310	$64,119	$471	$331

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the six months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$8,165	$201	$104	$4,244	$126	$57
Commercial real estate	9,241	199	105	9,690	184	151
Commercial & industrial	2,067	90	42	849	20	20
Acquisition, development & construction	16,603	630	321	21,715	344	229
Consumer	2,198	14	6	2,297	39	11
Subtotal	38,274	1,134	578	38,795	713	468
With an allowance recorded:
Residential mortgage	3,885	27	12	6,968	69	59
Commercial real estate	6,245	27	19	7,399	66	47
Commercial & industrial	365	6	6	96	3	3
Acquisition, development & construction	656	—	—	10,941	88	82
Consumer	709	8	4	1,085	4	4
Subtotal	11,860	68	41	26,489	230	195
Total	$50,134	$1,202	$619	$65,284	$943	$663

Troubled Debt Restructuring:

The following tables set forth the amounts of the Company’s TDRs at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Residential mortgage	$1,560	$198	$—	$—	$1,558	$3,316
Commercial real estate	3,347	—	—	—	—	3,347
Commercial & industrial	1,669	—	—	—	—	1,669
Acquisition, development & construction	14,742	345	—	—	148	15,235
Total	$21,318	$543	$—	$—	$1,706	$23,567
Allowance for loan losses	$—	$—	$—	$—	$4	$4

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Residential mortgage	$1,226	$—	$264	$—	$2,178	$3,668
Commercial real estate	2,640	270	—	—	—	2,910
Acquisition, development & construction	9,677	—	—	—	8,692	18,369
Total	$13,543	$270	$264	$—	$10,870	$24,947
Allowance for loan losses	$—	$—	$41	$—	$955	$996

The Company has outstanding commitments to lend additional amounts totaling up to $0 and $4,225 as of March 31, 2013, and September 30, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents loans by segment modified as TDRs that occurred during the three months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
		Recorded investment			Recorded investment
	Number of loans	Pre- modification	Post- modification	Number of loans	Pre- modification	Post- modification
Commercial & industrial	2	$169	$169	—	$—	$—
Acquisition, development & construction	5	3,049	3,049	1	446	446
Total restructured loans	7	$3,218	$3,218	1	$446	$446

The following table presents loans by segment modified as TDRs that occurred during the six months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
		Recorded investment			Recorded investment
	Number of loans	Pre- modification	Post- modification	Number of loans	Pre- modification	Post- modification
Residential mortgage	1	$275	$275	1	$446	$446
Commercial real estate	1	450	450	1	850	850
Commercial & industrial	3	1,669	1,669	—	—	—
Acquisition, development & construction	7	5,772	5,772	—	—	—
Total restructured loans	12	$8,166	$8,166	2	$1,296	$1,296

The TDRs presented above increased the allowance for loan losses by $0 for the three months ended March 31, 2013 and 2012. There were no charge-offs as a result of the above TDRs, for the respective periods.

The TDRs presented above increased the allowance for loan losses by $0 and $134 for the six months ended March 31, 2013 and 2012, respectively. There were $40 and $134 in charge-offs as a result of the above TDRs, for the respective periods.

There were 4 residential mortgage loans totaling $1,100 that were modified as TDRs during the last twelve months that had subsequently defaulted during the six months ended March 31, 2013.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Credit Quality Indicators

The Bank places loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the analysis performed as of March 31, 2013 and September 30, 2012, the risk category of loans by segment of gross loans is as follows:

	March 31, 2013			September 30, 2012
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Residential mortgage	$1,200	$10,763	$—	$830	$11,314	$—
Commercial real estate	18,531	27,212	—	20,729	27,674	—
Acquisition, development & construction	9,054	23,298	—	5,669	42,871	—
Commercial & industrial	12,973	5,836	330	14,920	3,995	338
Consumer	20	3,249	—	274	2,482	—
Total	$41,778	$70,358	$330	$42,422	$88,336	$338

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

4. Deposits

Major classifications of deposits are summarized below:

	March 31, 2013	September 30, 2012
Transaction accounts:
Demand deposits:
Retail	$170,102	$167,050
Business	426,783	412,630
Municipal	26,889	367,624
NOW deposits:
Retail	235,658	213,755
Business	43,389	38,486
Municipal	166,812	195,882
Total transaction accounts	1,069,633	1,395,427
Savings	549,440	506,538
Money market	833,209	821,704
Certificates of deposit	347,376	387,482
Total deposits	$2,799,658	$3,111,151

Municipal deposits of $537,070 and $901,739 were included in total deposits at March 31, 2013 and September 30, 2012, respectively. Deposits received for tax receipts were approximately $425,000 at September 30, 2012. See Note 2, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

Listed below are the Company’s brokered deposits included in the table above:

	March 31, 2013	September 30, 2012
Savings	$—	$13,344
Money market	34,641	46,566
Reciprocal CDARs(1)	1,356	1,354
CDARs one way	766	764
Total brokered deposits	$36,763	$62,028
(1)  Certificate of deposit account registry service.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

5. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized as follows:

	March 31, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$139,323	2.95%	$106,904	3.89%
Repurchase agreements	228,653	3.24	238,272	3.49
Total borrowings	$367,976	3.13%	$345,176	3.61%
By remaining period to maturity:
One year or less	$68,810	1.27%	$10,136	1.88%
One to two years	73,731	1.75	56,819	2.44
Two to three years	—	—	52,693	2.89
Three to four years	102,597	4.19	201	5.32
Four to five years	120,000	4.10	202,386	4.21
Greater than five years	2,838	4.92	22,941	3.74
Total borrowings	$367,976	3.13%	$345,176	3.61%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2013 and September 30, 2012, the Bank had pledged mortgage loans totaling $645,488 and $613,554, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 2. Securities. As of March 31, 2013, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $486,394.

FHLB borrowings which are putable quarterly at the discretion of the FHLB (includes both advance and repurchase agreements) were $200,000 as of March 31, 2013 and September 30, 2012. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 4.06 years and 4.56 years and weighted average interest rates of 4.23% at March 31, 2013 and September 30, 2012.

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

As of March 31, 2013, the Company had $26,942 in outstanding letters of credit, of which $6,546 are cash secured and $4,524 were secured by other collateral. The carrying values of these obligations are not considered material.

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

8. Earnings Per Common Share

The number of shares used in the computation of basic earnings per share excludes unallocated ESOP shares and unvested shares of restricted stock that are not participating securities.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested recognition and retention plan shares were exercised or became vested during the periods presented.

Basic earnings per common share are computed as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding (basic)	43,743,640	37,280,651	43,704,163	37,266,480
Net income	$6,529	$5,701	$13,549	$11,418
Basic earnings per common share	0.15	0.15	0.31	0.31

Diluted earnings per common share are computed as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding (basic)	43,743,640	37,280,651	43,704,163	37,266,480
Effect of common stock equivalents	104,846	36,127	86,752	9,153
Weighted average common shares outstanding (diluted)	43,848,486	37,316,778	43,790,915	37,275,633
Net income	$6,529	$5,701	$13,549	$11,418
Diluted earnings per common share	0.15	0.15	0.31	0.31

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

As of March 31, 2013 and March 31, 2012, 1,332,619 and 1,710,943 weighted average shares were anti-dilutive for the three month period, respectively. As of March 31, 2013 and March 31, 2012, 1,344,024 and 1,832,280 weighted average shares were anti-dilutive for the six month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

9. Stock-Based Compensation

The Company has three active stock-based compensation plans as described below. Total compensation expense that was charged against income for those plans was $566, and $181, for the three months ended March 31, 2013 and 2012, respectively. There was no income tax benefit realized for the three months ended March 31, 2013 and 2012.

Total compensation expense that was charged against income for those plans was $950, and $373, for the six months ended March 31, 2013 and 2012, respectively. There was no income tax benefit realized for the six months ended March 31, 2013 and 2012.

Active Stock-Based Compensation Plans

The Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) on February 16, 2012. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards for up to 1,867,340 shares of common stock as of March 31, 2013. Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock-based compensation issuances.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), which is shareholder approved, permits the grant of stock options to its employees for up to 119,457 shares of common stock as of March 31, 2013. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 7,120 at March 31, 2013.

Under the 2004 Plan and the RRP each grant of stock or restricted stock counts as one share against the number of shares available for grant. Under the 2012 Plan each share of restricted stock, (or non-vested stock awards), is counted as 3.6 shares against the number of shares available for grant. Under the 2012 Plan other grants, including stock options, stock appreciation rights, performance units, deferred stock and other stock awards will be counted as one share against the number of shares available for grant.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the six months ended March 31,
	2013	2012
Risk-free interest rate	0.96%	1.50%
Expected stock price volatility	40.8%	39.8%
Dividend yield (1)	2.61%	3.10%
Expected term in years	5.75	5.80
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

The following table summarizes the combined activity in the Company’s active stock-based compensation plans for the six months ended March 31, 2013:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2012	2,875,877	97,817	$8.31	1,972,480	$11.04
Granted (1)	(1,028,140)	186,900	9.04	360,500	9.04
Stock awards vested	—	(32,166)	8.73	—	—
Exercised	—	—	—	(6,250)	6.71
Forfeited	153,234	(9,300)	7.28	(130,900)	10.23
Canceled/expired	(7,054)	—	—	(7,054)	13.97
Balance at March 31, 2013	1,993,917	243,251	$8.85	2,188,776	$10.76
Exercisable at March 31, 2013				1,392,338	$12.08
(1) Reflects certain non-vested stock awards that count as 3.6 shares for each share granted.

The weighted average fair value of options granted was $2.74 and $2.27 for the six months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $1,726 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted average period of 2.49 years.

As of March 31, 2013, there was $1,683 of total unrecognized compensation expense related to non-vested restricted shares granted under the 2012 Plan and the RRP. The expense is expected to be recognized over a weighted average period of 2.24 years.

There were no modifications for the six months ended March 31, 2013 and 2012.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

10. Pension and Other Post Retirement Plans

Net pension and post-retirement expense, which is recorded within compensation and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012
Service cost	$—	$—	$11	$9
Interest cost	363	376	31	27
Expected return on plan assets	(615)	(532)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	515	579	(6)	(15)
Total cost	$263	$423	$54	$39

	Pension plan		Other post retirement plans
	For the six months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Service cost	$—	$—	$23	$18
Interest cost	726	751	63	54
Expected return on plan assets	(1,231)	(1,063)	—	—
Amortization of net transition obligation	—	—	12	12
Amortization of prior service cost	—	—	23	24
Amortization of (gain) or loss	1,031	1,158	(13)	(30)
Total cost	$526	$846	$108	$78

As of March 31, 2013, no contributions had been made into the pension plan during fiscal year 2013. The Company has not yet determined if additional contributions will be made during the fiscal year 2013.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $12 for the three months ended March 31, 2013 and $14 for the three months ended March 31, 2012.

The periodic pension expense for the supplemental plan amounted to $24 for the six months ended March 31, 2013 and $26 for the six months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012 there was $9 and $75, respectively, in contributions to fund benefit payments related to the SERP. For the six months ended March 31, 2013 and 2012, there was $18 and $84, respectively, in contributions to fund benefit payments related to the SERP.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

11. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50% and 4.00%. These caps are stand-alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for the quarter ended March 31, 2013 and 2012 is a fair value loss of $0 and a fair value loss of $40, respectively. For the six months ended March 31, 2013 and 2012 the fair value loss was $1 and $43, respectively. The fair value of the interest rate caps and interest rate swaps discussed below at March 31, 2013 and September 30, 2012 are included in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the three and six months ended March 31, 2013 and 2012.

The Company pledged collateral to derivative counterparties in the form of securities with an amortized cost of $5,042 and a fair value of $5,044 as of March 31, 2013. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

At March 31, 2013 summary information regarding these derivatives is presented below:

	March 31, 2013
	Notional amount	Weighted average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
Interest rate caps	$50,000	1.68	3.75%	NA	$1
Third-party interest rate swaps	55,190	6.26	4.22	1 m Libor + 2.45	2,198
Customer interest rate swaps	(55,190)	6.26	4.22	1 m Libor + 2.45	(2,198)

At September 30, 2012, summary information regarding these derivatives is presented below:

	September 30, 2012
	Notional amount	Weighted average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
Interest rate caps	$50,000	2.18	3.75%	NA	$2
Third-party interest rate swaps	42,332	7.30	4.29	1 m Libor + 2.28	2,485
Customer interest rate swaps	(42,332)	7.30	4.29	1 m Libor + 2.28	(2,485)

The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets. The fair values of these commitments are not considered material.

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

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there continues to be a decline in the volume and level of activity in the market for its private label mortgage-backed securities as compared to prior periods. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of private label residential mortgage-backed securities as Level 3. As of March 31, 2013, these securities have an amortized cost of $4,142 and a fair value of $4,216. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Present value estimated cash flow models were used to discount expected cash flows at the interest rate reflective of similarly structured securities in an orderly market. The resultant prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of March 31, 2013. Management ultimately determines the fair value of Level 3 investment securities. These securities have a weighted average coupon rate of 3.80%, a weighted average life of 4.05 years, a weighted average one month constant prepayment rate history of 12.06 and a weighted average twelve month constant default rate of 3.19%. It was determined that two of these securities with a carrying value of $3,825 and an amortized cost of $3,764 had OTTI which resulted in a $0 and $14 OTTI charge through earnings for the three and six months ended March 31, 2013. These securities have an accumulated OTTI of $136 at March 31, 2013. The calculation of the OTTI was determined by performing a present value of estimated credit loss using the underlying security book yields of 3.12% and 3.39%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The credit ratings of private label CMO securities at March 31, 2013 were as follows:

	Amortized cost	Fair value
Credit rating:
Aa3	$270	$282
Ba1	108	109
B1	2,230	2,267
B3	1,534	1,558
Total private label CMOs	$4,142	$4,216

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and twelve interest rate swaps (see note 11).

Commitments to Sell Real Estate Loans

The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value on the consolidated statements of financial condition. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair values of these commitments are not considered material.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at March 31, 2013 measured at estimated fair value on a recurring basis were as follows:

	March 31, 2013
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$132,099	$—	$132,099	$—
Freddie Mac	55,732	—	55,732	—
Ginnie Mae	4,194	—	4,194	—
CMO/Other MBS	180,985	—	180,985	—
Private label CMOs	4,216	—	—	4,216
Total residential mortgage-backed securities	377,226	—	373,010	4,216
Other securities:
Federal agencies	369,276	—	369,276	—
Corporate bonds	25,879	—	25,879	—
Obligations of states and political subdivisions	172,479	—	172,479	—
Equities	818	—	818	—
Total other securities	568,452	—	568,452	—
Total investment securities available for sale	945,678	—	941,462	4,216
Interest rate caps and swaps	2,199	—	2,199	—
Total assets measured at estimated fair value on a recurring basis	$947,877	$—	$943,661	$4,216
Liabilities:
Interest rate swaps	$2,198	$—	$2,198	$—
Total liabilities measured at estimated fair value on a recurring basis	$2,198	$—	$2,198	$—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2012 measured at estimated fair value on a recurring basis were as follows:

	September 30, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$161,407	$—	$161,407	$—
Freddie Mac	85,260	—	85,260	—
Ginnie Mae	4,778	—	4,778	—
CMO/Other MBS	188,434	—	188,434	—
Private label CMOs	4,630	—	—	4,630
Total residential mortgage-backed securities	444,509	—	439,879	4,630
Other securities:
Federal agencies	408,823	—	408,823	—
Obligations of states and political subdivisions	156,481	—	156,481	—
Equities	1,059	—	1,059	—
Total other securities	566,363	—	566,363	—
Total investment securities available for sale	1,010,872	—	1,006,242	4,630
Interest rate caps and swaps	2,487	—	2,487	—
Total assets measured at estimated fair value on a recurring basis	$1,013,359	$—	$1,008,729	$4,630
Liabilities:
Interest rate swaps	$2,485	$—	$2,485	$—
Total liabilities measured at estimated fair value on a recurring basis	$2,485	$—	$2,485	$—

There were no transfers between Level 1 and Level 2 inputs during the six months ended March 31, 2013 and 2012.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and six months ended March 31, 2013 and 2012:

	Fair value measurement for the three and six months ended March 31, 2013 using significant unobservable inputs Level 3	Fair value measurement for the three and six months ended March 31, 2012 using significant unobservable inputs Level 3
Balance at September 30,	$4,630	$4,851
Paydowns	(325)	(148)
Accretion, net	6	3
OTTI	(14)	(38)
Change in fair value	63	7
Balance at December 31,	4,360	4,675
Paydowns	(196)	(178)
Accretion, net	5	3
OTTI	—	—
Change in fair value	47	211
Balance at March 31,	$4,216	$4,711

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $50,176 and $50,078 which equals the carrying value less the allowance for loan losses allocated to these loans at March 31, 2013 and September 30, 2012, respectively. Changes in fair value recognized on provisions on loans held by the Company were $3,947 and $2,359 for the six months ended March 31, 2013 and 2012, respectively.

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

Impaired loans at March 31, 2013 measured at estimated fair value on a non-recurring basis were as follows:

	March 31, 2013
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Residential mortgage	$8,664	$—	$—	$8,664
Commercial real estate	7,216	—	—	7,216
Commercial & industrial	358	—	—	358
Acquisition, development & construction	3,896	—	—	3,896
Consumer	1,008	—	—	1,008
Total impaired loans measured at fair value	$21,142	$—	$—	$21,142

Impaired loans at September 30, 2012 measured at estimated fair value on a non-recurring basis were as follows:

	September 30, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Residential mortgage	$8,628	$—	$—	$8,628
Commercial real estate	6,537	—	—	6,537
Commercial & industrial	95	—	—	95
Acquisition, development & construction	8,232	—	—	8,232
Consumer loans	1,215	—	—	1,215
Total impaired loans measured at fair value	$24,707	$—	$—	$24,707

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third-party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. The fair value of mortgage servicing rights at March 31, 2013 and 2012 was $1,886 and $1,433.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have been classified as Level 3. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $5,486 and $6,403 at March 31, 2013 and September 30, 2012, respectively. There were $606 and $208 changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending March 31, 2013 and 2012, respectively.

There were $815 and $276 changes in fair value recognized through income for those foreclosed assets held by the Company during the six months ending March 31, 2013 and 2012, respectively.

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs that are utilized to determine the estimated fair value of Level 3 assets that are presented at fair value on a non-recurring basis at March 31, 2013:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1)
Impaired loans:
Residential mortgage	$8,664	Appraisal	Adjustments for comparable properties	18.0% - 23.0%
Commercial real estate	7,216	Appraisal	Adjustments for comparable properties	18.0% - 23.0%
Commercial & industrial	358	Appraisal	Adjustments for comparable properties	18.0% - 32.0%
Acquisition, development & construction	3,896	Appraisal	Adjustments for comparable properties	22.0% - 32.0%
Consumer loans	1,008	Appraisal	Adjustments for comparable properties	18.0% - 23.0%
Assets taken in foreclosure:
Residential mortgage	1,207	Appraisal	Adjustments by management to reflect current conditions/selling costs	18.0% - 23.0%
Commercial real estate	1,239	Appraisal	Adjustments by management to reflect current conditions/selling costs	18.0% - 23.0%
Acquisition, development & construction	3,040	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0% - 32.0%
Mortgage servicing rights	1,886	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2013:

	March 31, 2013
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$73,396	$73,396	$—	$—
Securities available for sale	945,678	—	941,462	4,216
Securities held to maturity	183,535	—	186,078	—
Loans, net	2,177,011	—	—	2,207,571
Loans held for sale	1,040	—	1,040
Accrued interest receivable on securities	4,597	—	4,597	—
Accrued interest receivable on loans	7,222	—	—	7,222
FHLB stock	20,251	NA	NA	NA
Interest rate caps and swaps	2,199	—	2,199	—
Financial liabilities:
Non-maturity deposits	(2,452,282)	(2,452,282)	—	—
Certificates of deposit	(347,376)	—	(348,076)	—
FHLB and other borrowings	(367,976)	—	(400,019)	—
Mortgage escrow funds	(17,582)	—	(17,579)	—
Accrued interest payable on deposits including escrow	(308)	—	(308)	—
Accrued interest payable on borrowings	(1,361)	—	(1,361)	—
Interest rate caps and swaps	2,198	—	2,198	—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2012:

	September 30, 2012
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$437,982	$437,982	$—	$—
Securities available for sale	1,010,872	—	1,006,242	4,630
Securities held to maturity	142,376	—	146,324	—
Loans, net	2,091,190	—	—	2,157,133
Loans held for sale	7,505	—	7,505	—
Accrued interest receivable on securities	4,011	—	4,011	—
Accrued interest receivable on loans	6,502	—	—	6,502
FHLB stock	19,249	NA	NA	NA
Interest rate caps and swaps	2,487	—	2,487	—
Financial liabilities:
Non-maturity deposits	(2,723,669)	(2,723,669)	—	—
Certificates of deposit	(387,482)	—	(389,031)	—
FHLB and other borrowings	(345,176)	—	(377,906)	—
Mortgage escrow funds	(11,919)	—	(11,917)	—
Accrued interest payable on deposits including escrow	(500)	—	(500)	—
Accrued interest payable on borrowings	(1,442)	—	(1,442)	—
Interest rate caps and swaps	2,485	—	2,485	—

The following paragraphs summarize the principal methods and assumptions, not previously presented, used by management to estimate the fair value of the Company’s financial instruments.

(a) Cash and due from banks

The carrying value of cash and due from banks approximates their fair value and are classified as Level 1.

(b) Securities

The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, live trading levels, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other items. For certain securities, for which the inputs used by independent pricing services were derived from unobservable market information, the Company evaluated the appropriateness of each price. The Company reviewed the volume and level of activity for its different classes of securities to determine whether transactions were not considered orderly. For these securities, the quoted prices received from independent pricing services may be adjusted, as necessary, to estimate fair value. If applicable, adjustments to fair value were based on averaging present value cash flow model projections with prices obtained from independent pricing services.

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

(e) FHLB stock

It is not practical to determine the fair value of FHLB stock due to the restrictions on transfer of their securities.

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

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At March 31, 2013 and September 30, 2012, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

13. Adoption of New Accounting Standards

Update Number 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective for reporting periods beginning after December 15, 2012. See Note 15 for the impact of this standard.
14. Subsequent Events

On April 4, 2013 Provident announced it had entered into a merger agreement with Sterling Bancorp (NYSE: STL). In the merger, which is a stock-for-stock transaction valued at $344 million based on the closing price of Provident common stock on April 3, 2013, Sterling Bancorp shareholders will receive a fixed ratio of 1.2625 shares of Provident common stock for each share of Sterling Bancorp common stock. Upon closing, Provident shareholders will own approximately 53% of stock in the combined company and Sterling Bancorp shareholders will own approximately 47%. On a pro forma combined basis, for the twelve months ended September 30, 2012, the companies had revenue of $253 million and $33 million in net income. Upon completion of the merger the combined company is expected to have approximately $6.5 billion in assets. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the fourth calendar quarter of 2013. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

15. Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the six month period ended March 31, 2013 and 2012, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2011	$13,604	$(8,468)	$5,136
Period change	176	673	849
Balance at March 31, 2012	$13,780	$(7,795)	$5,985

Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive income before reclassifications	(4,446)	—	(4,446)
Amounts reclassified from AOCI	(2,146)	612	(1,534)
Period change	(6,592)	612	(5,980)
Balance at March 31, 2013	$8,474	$(7,555)	$919

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the six months ended March 31, 2013:

Components of AOCI	Amount reclassified from AOCI (1)	Affected line item in the statement where net income is presented

Unrealized gains (losses) on available for sale securities
	$3,645	Non-interest income - net gain on sale of securities
	(32)	Non-interest income - net impairment loss in earnings
	3,613	Net change before tax
	(1,467)	Tax expense
	$2,146	Net change after tax

Amortization of defined benefit pension items
Actuarial loss	$(1,031)	Non-interest expense - compensation and employee benefits (2)
	(1,031)	Total change before tax
	419	Tax benefit
	$(612)	Net change after tax

(1) Amounts in parentheses indicate debits in profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 10 - Pensions and Other Post Retirement Benefits for additional details).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Provident New York Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would,” “could,” or “may.” These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

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

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

•
our ability to make accurate assumptions and judgments about an appropriate level of allowance for loan losses and the collectibility of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves;

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•
ability to obtain regulatory approvals and meet other closing conditions to the merger (the “Merger”) between the Company and Sterling Bancorp ( “Sterling”), including approval by the Company and Sterling shareholders, on the expected terms and schedule;

•	delay in closing the Merger;

•	difficulties and delays in integrating the Company and Sterling businesses or fully realizing cost savings and other benefits;

•	business disruption following the proposed Merger;

•	changes in the Company’s stock price before completion of the Merger, including as a result of the financial performance of Sterling prior to closing;

•	the reaction to the Merger of the companies’ customers, employees and counterparties;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

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

Additional factors that may affect our results are discussed in our annual report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report under “Part II. Item IA, Risk Factors” or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in Part I, Item I of this document and with our consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period. Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for deferred income taxes and the recognition of interest income. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See our Annual Report on Form 10-K, Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.
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
We also use judgment in the valuation of other intangible assets. A core deposit intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we determine these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired.
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

Overview and Management Strategy

Provident New York Bancorp is headquartered in Montebello, New York. With $3.7 billion in assets, we are a growing financial services firm that specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York metropolitan area through teams of dedicated and experienced relationship managers. We offer a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank. References to Provident New York Bancorp, we, us, or the Company may signify the Bank, depending on the context.

We focus our efforts on generating core deposits, especially transaction accounts, and originating high quality loans with an emphasis on growing our commercial loan balances. We seek to maintain a disciplined pricing strategy on deposits that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs. Our strategic objectives include growing revenues and earnings by expanding client acquisitions, improving asset quality and increasing efficiency. To achieve these goals we are focusing on high value client segments, expanding our delivery and distribution channels, creating a high productivity performance culture, closely monitoring operating costs and proactively managing enterprise risk.

Our current target markets encompass New York City including Manhattan and Long Island; our Central Market, which consists of Rockland and Westchester counties in New York and Bergen county in New Jersey; and our Northern Market, which consists of Orange, Sullivan, Ulster, and Putnam counties in New York. Our goal is to create a regional bank operating in the greater New York metropolitan area that achieves top-tier performance on key metrics including return on equity, return on assets and earnings per share growth.

On April 4, 2013 we announced a merger agreement with Sterling Bancorp (NYSE: STL). This merger presents an opportunity to continue building a high performing institution and is a significant step in our strategy of expanding within the greater New York metropolitan area. We expect the merger will create a larger, more diversified company and will allow us to accelerate the build-out of our differentiated strategy targeting small-to-middle market commercial and consumer clients.

In the merger, which is a stock-for-stock transaction valued at approximately $344 million based on the closing price of Provident common stock on April 3, 2013, Sterling Bancorp shareholders will receive a fixed ratio of 1.2625 shares of Provident common stock for each share of Sterling Bancorp common stock. Upon closing, Provident shareholders will own approximately 53% of stock in the combined company, and Sterling Bancorp shareholders will own approximately 47%. On a pro forma combined basis, for the twelve months ended September 30, 2012, the companies had revenue of $253 million and $33 million in net income. Upon completion of the merger the combined company is expected to have approximately $6.5 billion in assets. The merger is expected to generate approximately $34 million in fully phased-in annual cost savings or approximately 18% of the expected combined expense total. The merger is expected to be accretive to Provident earnings per share in 2014, excluding the impact of the potential revenue enhancement opportunities. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the fourth calendar quarter of 2013. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

	As of or for the three months ended March 31,		As of or for the six months ended March 31,
	2013	2012	2013	2012
Per Common Share Data
Earnings, basic and diluted	$0.15	$0.15	$0.31	$0.31
Book value	11.15	11.60	11.15	11.60
Tangible book value (1)	7.33	7.25	7.33	7.25
Dividends declared per share	0.06	0.06	0.12	0.12
Performance Ratios (annualized)
Return on average assets	0.70%	0.73%	0.72%	0.74%
Return on average equity	5.37	5.22	5.52	5.25
Return on average tangible equity (1)	8.21	8.36	8.46	8.46
Core operating efficiency (1)	64.6	67.9	63.8	67.8
Balance Sheet Data (dollars in thousands)
Total assets	$3,710,440	$3,210,871	$3,710,440	$3,210,871
Total securities	1,129,213	1,027,541	1,129,213	1,027,541
Total loans	2,204,555	1,799,112	2,204,555	1,799,112
Allowance for loan losses	27,544	27,787	27,544	27,787
Total goodwill and intangible assets	169,655	164,862	169,655	164,862
Deposits	2,799,658	2,368,988	2,799,658	2,368,988
Borrowings	367,976	313,849	367,976	313,849
Stockholders’ equity	494,711	439,699	494,711	439,699
Tangible equity (1)	325,056	274,837	325,056	274,837
Income Statement Data (dollars in thousands)
Net interest income	$27,819	$23,905	$55,742	$47,143
Provision for loan losses	2,600	2,850	5,550	4,800
Non-interest income	6,852	7,971	14,511	15,147
Non-interest expense	23,339	21,290	45,885	42,011
Net income	6,529	5,701	13,549	11,418
Capital
Tangible equity as a % of tangible assets (1)	9.18%	9.02%	9.18%	9.02%
Asset Quality (dollars in thousands)
Non-performing loans (NPLs): non-accrual	$27,019	$47,269	$27,019	$47,269
Non-performing loans (NPLs): still accruing	4,257	4,693	4,257	4,693
Other real estate owned	5,486	5,828	5,486	5,828
Non-performing assets (NPAs)	36,762	57,790	36,762	57,790
Net charge-offs	3,170	3,308	6,288	4,930
Net charge-offs as a % of average loans (annualized)	0.58%	0.74%	0.58%	0.56%
NPLs as a % of total loans	1.42	2.89	1.42	2.89
NPAs as a % of total assets	0.99	1.80	0.99	1.80
Allowance for loan losses as a % of NPLs	88.1	53.5	88.1	53.5
Allowance for loan losses as a % of total loans	1.25	1.54	1.25	1.54
(1) See reconciliation of non-GAAP measure on page 55.

Summary
The key highlights as of and for the six months ended March 31, 2013 included the following:

•	Net income of $13.5 million, which represents an increase of 18.7% compared to the six months ended March 31, 2012.

•	Loan originations of $544.3 million.

•	Total loans reached $2.2 billion, representing growth of $85.1 million compared to September 30, 2012.

•	Commercial & industrial and commercial real estate loans increased $103.9 million, or 15% on an annualized basis compared to September 30, 2012.

•	The allowance for loan losses to non-performing loans increased to 88.1% at March 31, 2013 from 71.0% at September 30, 2012.

•
Deposits declined $311.5 million at March 31, 2013 compared to September 30, 2012, due to a decline in municipal deposits given elevated levels of municipal deposits at the Company’s fiscal year end as a result of seasonal factors.

•
Return on average tangible equity, a non-GAAP measure, was 8.46% for the six months ended March 31, 2013 compared to 8.46% for the six months ended March 31, 2012 (see page 55 for non-GAAP reconciliation of return on tangible equity).

•	Return on average assets was 0.72% for the six months ended March 31, 2013 compared to 0.74% for the six months ended March 31, 2012.

•	The efficiency ratio, a non-GAAP measure, improved to 63.8% for the six months ended March 31, 2013 compared to 67.8% for the six months ended March 31, 2012.

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total assets as of March 31, 2013 decreased $312.5 million or 7.77% from September 30, 2012 mainly related to a decrease in our cash balance of $364.6 million. Our cash balance at September 30, 2012 was elevated due to municipal tax collections that were subsequently drawn down.

Total securities decreased by $24.0 million, to $1.1 billion at March 31, 2013 as compared to September 30, 2012. Due to the decrease in total assets, securities represented 30.4% of total assets at March 31, 2013 compared to 28.7% at September 30, 2012. Over time, we expect securities will decline as a percentage of total assets as we continue to grow our loan portfolio. For the six months ended March 31, 2013, securities purchases were $290.8 million, sales of securities were $138.0 million, and maturities, calls, and repayments were $167.6 million. A decrease in unrealized gains decreased the carrying values of securities by $11.1 million. Securities gains net of OTTI losses were $3.6 million and net amortization of securities premiums was $1.8 million for the six months ended March 31, 2013. We are focusing our securities purchases on 5-8 year duration municipal and corporate securities in order to diversify our investment portfolio.  At March 31, 2013, the investment portfolio weighted average duration was 4.49 years and the yield was 2.32% and 2.31% for the three month and six month periods ended March 31, 2013, respectively.

Net loans as of March 31, 2013 were $2.2 billion, which represented an $85.8 million increase relative to September 30, 2012. Growth in commercial real estate and commercial & industrial loans was the main driver, as the balance in these loan categories increased $103.9 million. The Company has expanded its market reach in the greater New York metropolitan area by deploying a team-based relationship and distribution strategy. The success of our team-based approach is allowing us to better serve our small to middle market commercial clients and is driving our loan growth. Including loans originated for sale, the Company originated $544.3 million loans for the six months ended March 31, 2013, while repayments were $458.7 million.

Credit Quality (also see Note 3 to the consolidated financial statements)

Loans acquired in connection with the acquisition of Gotham Bank in August 2012 were recorded at fair value at the date of acquisition. These loans totaled $176.4 million at March 31, 2013 compared to $205.8 million at September 30, 2012. Factors that went into the determination of fair value of the acquired loans included adjustments related to interest rates and expected credit losses. There had been no amounts charged-off against this discount for the six months ended March 31, 2013. None of the Gotham Bank acquired loans were considered purchased credit impaired loans.

Our non-performing loans decreased $8.5 million during the six months ended March 31, 2013 to $31.3 million. The decrease was mainly driven by declines in acquisition development and construction (“ADC”) non-performing loans of $11.1 million, which was principally the result of the resolution of one significant relationship. Partially offsetting this decline were increases in non-performing commercial real estate loans of $1.6 million, and non-performing consumer loans of $767 thousand.

Classified loans are loans rated substandard or lower in the Company’s risk rating system. Classified loans declined $18.0 million to $70.7 million at March 31, 2013 compared to $88.7 million at September 30, 2012. This represents 3.21% of the loan portfolio at March 31, 2013 compared to 4.18% of the loan portfolio at September 30, 2012.

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

The allowance for loan losses was $27.5 million at March 31, 2013 compared to $28.3 million at September 30, 2012. The allowance represented 1.25% of total loans at March 31, 2013 compared to 1.33% of total loans at September 30, 2012. The allowance as a percentage of total loans for the prior two quarters is lower than it was previously due mainly to the acquisition of loans from Gotham that were recorded at fair value and for which there continues to be no allowance for loan losses, and to our continued efforts in reducing non-performing loan balances.

The allowance for loan losses to non-performing loans equaled 88.1% at March 31, 2013, compared to 71.0% at September 30, 2012. Net charge-offs for the six months ended March 31, 2013 were $6.3 million. The majority of charge-offs were driven by ADC loans, which totaled $2.0 million, and charge-offs in residential mortgage loans, which totaled $1.8 million. The ADC charge-offs were mainly related to the resolution of one significant relationship and the residential mortgage charge-offs were the result of updated appraisal information on certain loans.

Loans transferred to foreclosed properties for the six months ended March 31, 2013 were $2.0 million. This was partially offset by sales and write-downs of $2.9 million and resulted in a foreclosed properties balance of $5.5 million at March 31, 2013, compared to $6.4 million at September 30, 2012.

ADC loans declined $25.9 million to $118.1 million compared to $144.1 million at September 30, 2012, reflecting the Company’s de-emphasis on originations of this type of loan.

Deposits as of March 31, 2013 were $2.8 billion, a decrease of $311.5 million, or 10.0%, from September 30, 2012. As of March 31, 2013 transaction accounts were 38.2% of deposits, or $1.1 billion compared to $1.4 billion or 44.9% of deposits at September 30, 2012. As of March 31, 2013, savings deposits were $549.4 million, an increase of $42.9 million or 8.47% from September 30, 2012. Money market accounts increased $11.5 million or 1.40% to $833.2 million at March 31, 2013. Certificates of deposit accounts decreased by $40.1 million or 10.4%. Municipal deposits were $537.1 million at March 31, 2013 compared to $901.7 million at September 30, 2012. Municipal deposits reach peak volumes in connection with tax payments collected during the month of September. Excluding municipal deposits, deposits increased $53.2 million during the six months ended March 31, 2013. Our banking teams are driving our core deposit growth.

Borrowings increased by $22.8 million or 6.61%, from September 30, 2012 to $368.0 million, due primarily to an increase in short-term advances from the FHLB. The new short-term advances were utilized principally to fund a portion of the decline in municipal deposits. At March 31, 2013, the balance of the discount associated with our long-term FHLB borrowings that will accrete as additional interest expense over the remaining term of the instruments was $2.2 million.

Stockholders’ equity increased $3.6 million from September 30, 2012 to $494.7 million at March 31, 2013. The change was mainly due to retained earnings of $8.2 million and treasury stock transactions of $1.7 million. This was partially offset by a decrease in accumulated other comprehensive income of $6.0 million.

As of March 31, 2013, the Company had authorization to purchase up to an additional 776,713 shares of common stock; however, at this time the Company has no plans to acquire any of its shares for the remainder of this fiscal year. The Bank’s Tier 1 leverage ratio was 8.62% at March 31, 2013. The Company’s tangible equity as a percentage of tangible assets was 9.18% at March 31, 2013 (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 55).

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

Net income for the three months ended March 31, 2013 was $6.5 million or $0.15 per diluted share, an increase of $828 thousand compared to $5.7 million or $0.15 per diluted share, for the three months ended March 31, 2012. Diluted earnings per share was unchanged between the periods due primarily to an increase in common shares outstanding as a result of the 6.3 million common shares the Company issued in August 2012 in connection with the Gotham acquisition. The primary factors contributing to the increase in net income for the current period were higher net interest income of $3.9 million or 16.4%. Also contributing to the increase in net income for the period was a reduction of $250 thousand in the provision for loan losses due to the continued improvement in asset quality. Partially offsetting these increases were a decline of $1.1 million, or 14.0%, in non-interest income and an increase of $2.0 million, or 9.6% in non-interest expense. The decline in non-interest income was the result of lower net gains on sale of securities of $670 thousand and lower investment management fees of $378 thousand. The increase in non-interest expense was the result of an increase in compensation and employee benefits, and related occupancy and office expense of $955 thousand associated with the hiring of new commercial banking teams; an increase of $503 thousand in foreclosed property expense as we exited several non-performing assets; and a $243 thousand increase in merger-related expense due to our pending merger with Sterling Bancorp.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended March 31,
	2013			2012
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$1,593,003	$19,801	5.04%	$1,167,620	$14,600	5.03%
Consumer loans	208,672	2,230	4.33	223,988	2,459	4.42
Residential mortgage loans	366,224	4,347	4.81	378,851	5,094	5.41
Total net loans(1)	2,167,899	26,378	4.93	1,770,459	22,153	5.03
Securities-taxable	967,889	4,288	1.80	799,753	4,415	2.22
Securities-tax exempt(2)	181,803	2,292	5.11	185,062	2,460	5.35
Federal Reserve balances	66,096	39	0.24	17,604	9	0.21
Other earning assets	19,522	225	4.67	19,164	235	4.92
Total securities and other earning assets	1,235,310	6,844	2.25	1,021,583	7,119	2.80
Total interest earning assets	3,403,209	33,222	3.96	2,792,042	29,272	4.22
Non-interest earning assets	401,451			339,812
Total assets	$3,804,660			$3,131,854
Interest bearing liabilities:
NOW deposits	$508,129	124	0.10%	$389,846	106	0.11%
Savings, club and escrow deposits	575,380	314	0.22	463,971	66	0.06
Money market deposits	877,101	652	0.30	654,013	430	0.26
Certificates of deposit	355,917	534	0.61	284,737	615	0.87
Total interest bearing deposits	2,316,527	1,624	0.28	1,792,567	1,217	0.27
Borrowings	345,717	2,977	3.49	375,765	3,289	3.52
Total interest bearing liabilities	2,662,244	4,601	0.70	2,168,332	4,506	0.84
Non-interest bearing deposits	641,194			503,539
Other non-interest bearing liabilities	8,497			20,599
Total liabilities	3,311,935			2,692,470
Stockholders’ equity	492,725			439,384
Total liabilities and equity	$3,804,660			$3,131,854
Net interest rate spread			3.26%			3.38%
Net earning assets	$740,965			$623,710
Net interest margin		28,621	3.41%		24,766	3.57%
Less tax equivalent adjustment(2)		(802)			(861)
Net interest income		$27,819			$23,905
Ratio of average interest earning assets to average interest bearing liabilities	127.8%			128.8%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended March 31, 2013 vs. 2012 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$5,173	$28	$5,201
Consumer loans	(177)	(52)	(229)
Residential mortgage loans	(173)	(574)	(747)
Securities-taxable	817	(944)	(127)
Securities-tax exempt(2)	(48)	(120)	(168)
Federal Reserve excess reserves	29	1	30
Other earning assets	4	(14)	(10)
Total interest income	5,625	(1,675)	3,950
Interest-bearing liabilities:
NOW deposits	29	(11)	18
Savings, club and escrow deposits	21	227	248
Money market deposits	153	69	222
Certificates of deposit	132	(213)	(81)
Borrowings	(188)	(124)	(312)
Total interest expense	147	(52)	95
Net interest margin	5,478	(1,623)	3,855
Less tax equivalent adjustment(2)	(17)	(42)	(59)
Net interest income	$5,495	$(1,581)	$3,914

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended March 31, 2013 was $27.8 million , an increase of $3.9 million or 16.4%, compared to the same quarter of fiscal 2012. Gross interest income on a tax-equivalent basis of $33.2 million increased $4.0 million for the quarter ended March 31, 2013 compared to the same period in fiscal 2012. The increase in interest income on a tax-equivalent basis was principally the result of an increase in the average daily balance of commercial loans due to a combination of the loans acquired from Gotham Bank and new loans originated by our commercial banking teams. Interest expense increased by $95 thousand, primarily the result of increased levels of average interest bearing liabilities assumed in the Gotham acquisition and the deposits generated by our commercial banking teams.

The Company’s net interest margin declined 16 basis points to 3.41% for the three months ended March 31, 2013 compared to 3.57% for the three months ended March 31, 2012. Total interest earning assets on a tax-equivalent basis yielded 3.96% for the second fiscal quarter of 2013 compared to 4.22% for the second fiscal quarter of 2012. The decline in net interest margin was due to a decline in the yield on total loans of 10 basis points, to 4.93% for the three months ended March 31, 2013, and a 55 basis points decline in the yield on total securities and other earning assets, which was 2.25% for the three months ended March 31, 2013. The decline in interest earning asset yields is reflective of the current interest rate environment. The cost of interest bearing liabilities declined 14 basis points to 70 basis points for the second fiscal quarter of 2013 compared to 84 basis points for the second fiscal quarter of 2012. The decline was due mainly to maturities of higher cost certificates of deposit repricing to current market rates and a reduction in the average balance of borrowings.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to substantial fluctuation from period to period. The Company recorded $2.6 million in loan loss provisions for the quarter ended March 31, 2013 compared to $2.9 million at March 31, 2012, a decrease of $250 thousand. Please see the “Credit Quality” section for a discussion of the metrics associated with our loan portfolio.

Non-interest income for the three months ended March 31, 2013 decreased by $1.1 million or 14.0% to $6.9 million compared to second quarter of fiscal 2012. The decline in non interest income was primarily the result of lower net gain on sale of securities of $670 thousand and lower investment management fees of $378 thousand. During the second fiscal quarter of 2013, we have reinvested in a new title insurance joint venture which was launched in January 2013. We have also deployed a new wealth management strategy. We expect both of these initiatives will allow us to drive growth in non-interest income.

Non-interest expense for the three months ended March 31, 2013 increased $2.0 million to $23.3 million, which represented a 9.62% increase compared to the same period in 2012. The increase in non-interest expense was the result of additional compensation and benefits expense of $410 thousand due to the hiring of additional banking teams. Our occupancy expense increased $545 thousand, also associated with the increase in the number of our new banking teams. Foreclosed property expense increased $503 thousand to $915 thousand for the three months ended March 31, 2013. Foreclosed property expense was comprised of $688 thousand in write-downs on four properties and and $227 thousand in expenses associated with owning properties. Merger-related expenses increased $243 thousand to $542 thousand for the three months ended March 31, 2013; these increased expenses were incurred in connection with our pending merger with Sterling Bancorp.

Income tax expense increased $168 thousand to $2.2 million for the three months ended March 31, 2013, compared to $2.0 million for the period ended March 31, 2012. The effective tax rate was 25.2% for the three months ended March 31, 2013 compared to 26.3% for the three months ended March 31, 2012. Our effective tax rate for the three months ended March 31, 2013 reflects our expectation of an increase in current and anticipated merger-related expense as well as the proportion of tax-exempt earnings to total earnings.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and March 31, 2012

Net income for the six months ended March 31, 2013 was $13.5 million or $0.31 per diluted share, an increase of $2.1 million compared to $11.4 million or $0.31 per diluted share, for the six months ended March 31, 2012. Diluted earnings per share was unchanged between the periods due primarily to an increase in common shares outstanding as a result of the 6.3 million common shares the Company issued in August 2012 in connection with the Gotham acquisition. The primary factor contributing to the increase in earnings for the current period was higher net interest income of $8.6 million or 18.2%. Partially offsetting the increase in net interest income was a $750 thousand increase in the provision for loan losses, a $636 thousand reduction in non-interest income and a $3.9 million increase in non-interest income expense. The increase in provision for loan losses was based on our assessment of the adequacy of the allowance for loan losses and was impacted by a provision for a large ADC loan in the first fiscal quarter of 2013 that allowed us to exit a significant non-performing loan. Non-interest income declined $636 thousand due mainly to a $1.2 million reduction in net gain on sale of securities and partially offset by an increase in gain on sale of loans. The increase in non-interest expense was the result of an increase in compensation and employee benefits of $1.8 million; $654 thousand increase of occupancy and office expense both of which are related to the hiring of new banking teams; an increase of $583 thousand in foreclosed property expense as we exited several non-performing assets; and a $620 thousand increase in stock-based compensation expense.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the six months ended March 31,
	2013			2012
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$1,578,976	$40,149	5.10%	$1,132,356	$28,845	5.09%
Consumer loans	210,790	4,555	4.33	225,640	5,094	4.52
Residential mortgage loans	358,922	8,745	4.89	383,172	10,363	5.41
Total net loans(1)	2,148,688	53,449	4.99	1,741,168	44,302	5.09
Securities-taxable	961,057	8,572	1.79	747,741	8,405	2.25
Securities-tax exempt(2)	177,960	4,534	5.11	195,269	5,189	5.31
Federal Reserve balances	84,814	142	0.34	50,198	72	0.29
Other earning assets	19,399	455	4.70	18,948	427	4.51
Total securities and other earning assets	1,243,230	13,703	2.21	1,012,156	14,093	2.78
Total interest earning assets	3,391,918	67,152	3.97	2,753,324	58,395	4.24
Non-interest earning assets	406,444			343,674
Total assets	$3,798,362			$3,096,998
Interest bearing liabilities:
NOW deposits	$488,441	249	0.10%	$394,390	270	0.14%
Savings, club and escrow deposits	553,000	511	0.19	454,552	147	0.06
Money market deposits	892,853	1,583	0.36	615,491	827	0.27
Certificates of deposit	368,214	1,378	0.75	293,775	1,286	0.88
Total interest bearing deposits	2,302,508	3,721	0.32	1,758,208	2,530	0.29
Borrowings	345,836	6,102	3.54	384,321	6,906	3.59
Total interest bearing liabilities	2,648,344	9,823	0.74	2,142,529	9,436	0.88
Non-interest bearing deposits	645,179			502,072
Other non-interest bearing liabilities	12,225			17,163
Total liabilities	3,305,748			2,661,764
Stockholders’ equity	492,614			435,234
Total liabilities and equity	$3,798,362			$3,096,998
Net interest rate spread			3.23%			3.36%
Net earning assets	$743,574			$610,795
Net interest margin		57,329	3.39%		48,959	3.56%
Less tax equivalent adjustment (2)		(1,587)			(1,816)
Net interest income		$55,742			$47,143
Ratio of average interest-earning assets to average interest bearing liabilities	128.1%			128.5%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the six months ended March 31, 2013 vs. 2012 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$11,248	$56	$11,304
Consumer loans	(329)	(210)	(539)
Residential mortgage loans	(642)	(976)	(1,618)
Securities-taxable	2,101	(1,934)	167
Securities-tax exempt(2)	(460)	(195)	(655)
Federal Reserve excess reserves	56	14	70
Other earning assets	8	20	28
Total interest income	11,982	(3,225)	8,757
Interest-bearing liabilities:
NOW deposits	62	(83)	(21)
Savings, club and escrow deposits	34	330	364
Money market deposits	434	322	756
Certificates of deposit	300	(208)	92
Borrowings	(381)	(423)	(804)
Total interest expense	449	(62)	387
Net interest margin	11,533	(3,163)	8,370
Less tax equivalent adjustment(2)	(161)	(68)	(229)
Net interest income	$11,694	$(3,095)	$8,599

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the six months ended March 31, 2013 was $55.7 million, an increase of $8.6 million or 18.2% compared to the six months ended March 31, 2012. Gross interest income on a tax-equivalent basis of $67.2 million increased $8.8 million for the six months ended March 31, 2013 compared to the same period in fiscal 2012. The increase in interest income on a tax-equivalent basis was principally the result of an increase in the average daily balance of commercial loans, driven by our acquisition of Gotham Bank and new loans originated by our banking teams. Interest expense increased by $387 thousand primarily the result of increased levels of municipal money market deposits. Municipal deposits reach their peak volume in September, which results in increased average balances outstanding that were held at September 30, 2012 in transaction accounts and then were subsequently moved to interest bearing accounts. By March 31, 2013, a substantial portion of these deposits had been withdrawn; however, this increase had an impact on average deposit balances for the period.

The Company’s net interest margin declined 17 basis points to 3.39% for the six months ended March 31, 2013 compared to 3.56% for the six months ended March 31, 2012. Total interest earning assets on a tax-equivalent basis yielded 3.97% for the first six months of fiscal 2013 compared to 4.24% for the first six months of fiscal 2012, principally due to a decrease of 57 basis points in the weighted average yield on our investment securities. The cost of interest bearing deposits increased 3 basis points to 0.32 basis points for the first six months of fiscal 2013 compared to 0.29 basis points for the first six months of fiscal 2012. The increase was mainly the result of an increase in the average volume of higher cost deposits including certificates of deposit and money market accounts.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The Company recorded $5.6 million in loan loss provisions for the six month period ended March 31,

2013 compared to $4.8 million for the six month period ended March 31, 2012, an increase of $750 thousand. Please see the “Credit Quality” section for a discussion of the metrics associated with our loan portfolio.

Non-interest income for the six months ended March 31, 2013 decreased by $636 thousand; this represented a 4.20% decrease to $14.5 million compared to the six months ended March 31, 2012. Non-interest income declined mainly due to a $1.2 million reduction in net gain on sale of securities. Also contributing to the decline for the first six months of fiscal 2013 was $438 thousand in lower investment management fees, which was discussed above in “Comparison of Operating Results for the three months ended March 31, 2013 and March 2012 - Non-interest income. Partially offsetting these declines were higher gain on sale of loans of $363 thousand and other loan fees included in other non-interest income, which increased by approximately $621 thousand due to higher loan transaction volumes.

Non-interest expense for the six months ended March 31, 2013 increased by 9.22% or $3.9 million, to $45.9 million compared to the same period in 2012. The increase in non-interest expense was principally the result of additional compensation and benefits expense of $1.8 million and a $654 thousand increase in occupancy and office operation expense both of which are related to the hiring of new banking teams; an increase of $583 thousand in foreclosed property expense as we exited non-performing assets; and a $620 thousand increase in stock-based compensation expense due to grants awarded to management and directors.

Income tax expense increased $1.2 million to $5.3 million for the six months ended March 31, 2013, compared to $4.1 million for the six month period ended March 31, 2012. The effective tax rate was 28.0% for the first half of fiscal 2013 compared to 26.2% for the first half of fiscal 2012. The increase in the effective tax rate is attributable to higher pre-tax earnings and a reduction in the proportion of tax-exempt earnings from investment securities and bank owned life insurance.

The Company provides supplemental reporting of non-GAAP measures as management believes this information is useful to investors.

	As of or for the three months ended March 31,		As of or for the six months ended March 31,
	2013	2012	2013	2012
Reconciliation of return on average tangible equity (dollars in thousands):
Average stockholders’ equity	$492,725	$439,384	$492,614	$435,234
Average goodwill and other amortizable intangibles	(170,042)	(165,045)	(171,396)	(165,203)
Average tangible stockholders’ equity	322,683	274,339	321,218	270,031
Net income	6,529	5,701	13,549	11,418
Net income (annualized)	26,479	22,929	27,172	22,836
Return on average tangible equity	8.21%	8.36%	8.46%	8.46%

Reconciliation of the core operating efficiency ratio (dollars in thousands) :
Net interest income	$27,819	$23,905	$55,742	$47,143
Non-interest income	6,852	7,971	14,511	15,147
Total net revenues	34,671	31,876	70,253	62,290
Tax equivalent adjustment on securities interest income	802	861	1,587	1,816
Net gain on sale of securities	(2,229)	(2,899)	(3,645)	(4,888)
Net gain on sale of fixed assets	—	—	(5)	—
Other than temporary loss on securities	7	—	32	38
Other (other gains and fair value loss on interest rate caps)	—	40	1	43
Core total revenues	33,251	29,878	68,223	59,299
Non-interest expense	23,339	21,290	45,885	42,011
Merger-related expense	(542)	(299)	(542)	(546)
Foreclosed property expense	(915)	(412)	(1,200)	(617)
Amortization of intangible assets	(388)	(305)	(649)	(628)
Core non-interest expense	21,494	20,274	43,494	40,220
Core operating efficiency ratio	64.6%	67.9%	63.8%	67.8%
The core operating efficiency ratio reflects total revenues inclusive of the tax equivalent adjustment on municipal securities and excludes securities gains, other than temporary impairments and other adjustments shown above. Core non-interest expense is adjusted to exclude the effect of foreclosed property expense and amortization of intangible assets.

Reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio (dollars in thousands):
Total assets			$3,710,440	$3,210,871
Goodwill and other amortizable intangibles			(169,655)	(164,862)
Tangible assets			3,540,785	3,046,009
Stockholders’ equity			494,711	439,699
Goodwill and other intangible assets			(169,655)	(164,862)
Tangible stockholders’ equity			325,056	274,837
Shares of common stock outstanding at period end			44,353,276	37,899,007
Tangible equity as a % of tangible assets			9.18%	9.02%
Tangible book value per share			$7.33	$7.25

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the six months ended March 31, 2013 and 2012, our loan originations totaled $544.3 million and $398.2 million, respectively. Purchases of securities available for sale totaled $209.0 million and $261.8 million for the six months ended March 31, 2013 and 2012, respectively. Purchases of securities held to maturity totaled $81.8 million and $77.1 million for the six months ended March 31, 2013 and 2012, respectively. These activities were funded primarily by sales of securities, deposit growth, borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $219.8 million at March 31, 2013 and unused lines of credit granted to customers were $105.5 million at March 31, 2013. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $59.9 million and $59.0 million at March 31, 2013 and September 30, 2012, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net change in total deposits was a decrease of $311.5 million and an increase of $72.3 million for the six months ended March 31, 2013 and 2012, respectively. The decline in the first six months of the 2013 fiscal year is principally related to seasonal fluctuations in municipal deposits, which generally peak in September and are subsequently withdrawn. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide a full range of services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

The Bank has substantial liquidity. In addition to the liquidity on our Statement of Condition, Provident Bank has access to additional sources of funds through the FHLB. Borrowings from FHLB and other borrowings totaled $368.0 million at March 31, 2013. At March 31, 2013, we had the ability to borrow an additional $486.4 million million under our credit facilities with the FHLB. The Bank may borrow up to an additional $369.5 million by pledging securities not required to be pledged for other purposes as of March 31, 2013. Further, at March 31, 2013 we had $36.8 million in brokered deposits and have relationships with several brokers to access these low cost sources of funding should conditions warrant.

The Company has an effective shelf registration statement covering $29 million of debt and equity securities that may be used, subject to Board authorization and market conditions, to issue equity or debt securities in an expedited manner. In addition, the Board has authorized management to file a new replacement shelf registration statement covering $150 million of debt and equity securities. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

The Company declared a dividend of $0.06 per share payable on May 16, 2013 to stockholders of record on May 6, 2013.

The following table sets forth the Bank’s regulatory capital position at March 31, 2013 and September 30, 2012, compared to OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Tier 1 (core) capital	$304,696	8.62%	$141,440	4.00%	$176,800	5.00%
Risk-based capital:
Tier 1	304,696	12.41	—	—	147,268	6.00
Total	$332,447	13.54%	$196,358	8.00%	$245,447	10.00%
September 30, 2012
Tier 1 (core) capital	$289,441	7.50%	$153,469	4.00%	$191,836	5.00%
Risk-based capital:
Tier 1	289,441	12.10	—	—	143,085	6.00
Total	$317,929	13.30%	$190,780	8.00%	$238,475	10.0%

The Bank’s capital levels are above current regulatory capital requirements to be considered well-capitalized.

We expect to raise approximately $80 million through a debt offering prior to the closing of the merger with Sterling and we anticipate using the net proceeds to fund a capital contribution to the Bank, redeem Sterling’ s trust preferred securities and for general corporate purposes.

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial & industrial loans, and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2013, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$417,719	$(48,728)	-10.4%	$120,690	$9,960	9.0%
+200	439,626	(26,821)	--5.8	117,217	6,487	5.9
+100	474,052	7,605	1.6	114,128	3,398	3.1
0	466,447	—	—	110,730	—	—
-100	450,311	(16,136)	--3.5	103,566	(7,164)	--6.5

The table set forth above indicates that at March 31, 2013, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 5.8% decrease in EVE and a 5.9% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first two quarters of fiscal year 2013, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 2 basis points from 0.23% to 0.25% at the end of the second quarter of fiscal year 2013 while the yield on U.S. Treasury 10 year notes increased 22 basis points from 1.65% to 1.87% over the same six month period. The greater increase in yield on longer term maturities resulted in the 2-10 year treasury yield curve steepening at the end of the second quarter of fiscal 2013 relative to the beginning of the fiscal year. The FOMC declared a willingness to keep the federal funds target low for an “extended period” and subsequently stated that it anticipates that exceptionally low levels for the federal funds rate would likely be warranted at least through mid-2015. During the second quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance stating that it intends to do so until the unemployment rate and inflation expectations reach certain thresholds. The FOMC further stated that it viewed these thresholds as consistent with its earlier date-based guidance. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in short-term margin compression. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

Item 4.	Controls and Procedures
The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of two previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at March 31, 2013.  Steps being undertaken to remediate these weaknesses are discussed below.

Changes in Internal Controls

On December 5, 2012, the Company appointed a new Principal Financial Officer.  On January 2, 2013 the Company appointed a new Chief Accounting Officer and Controller.  The Company has engaged an independent nationally known public accounting firm to assist the Company in implementing a systematic process and procedures that will enable the Company to maintain effective internal controls over the provision for income taxes and deferred taxes, which resulted in the material weaknesses discussed above.  The Company has also commenced implementation of enhancements to its internal controls over financial reporting related to pension accounting in fiscal 2013.  The Company believes the steps taken to remediate these weaknesses are appropriate and the Company expects them to be fully remediated before the end of the Company’s 2013 fiscal year.

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

On April 4, 2013, the company announced it had entered into a merger agreement with Sterling Bancorp. In connection with the execution of that agreement, the Company has supplemented the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K as follows:

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, Provident and Sterling must obtain approvals from the Federal Reserve Board and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
Provident and Sterling have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Provident’s ability to successfully combine the businesses of Provident and Sterling. To realize these anticipated benefits and cost savings, after the completion of the merger, Provident expects to integrate Sterling’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Provident’s ability to successfully conduct its business in the markets in which Sterling now operates, which could have an adverse effect on Provident’s financial results and the value of its common stock. If Provident experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Provident and/or Sterling to lose customers or cause customers to remove their accounts from Provident and/or Sterling and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Sterling and Provident during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

Termination of the merger agreement could negatively impact Provident.
If the merger agreement is terminated, there may be various consequences. For example, Provident’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Provident’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Provident may be required to pay to the other party a termination fee of $13.25 million.
Sterling and Provident will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Sterling or Provident as well as the combined organization. These uncertainties may impair Sterling’s or Provident’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Sterling or Provident to seek to change existing business relationships with Sterling or Provident. Retention of certain employees by Sterling or Provident may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Sterling or Provident. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Sterling or Provident, Sterling’s business or Provident’s business could be harmed. In addition, subject to certain exceptions, each of Sterling and Provident has agreed to operate its business in the ordinary course prior to closing.
If the merger is not completed, Provident will have incurred substantial expenses without realizing the expected benefits of the merger.
Provident has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, Provident would have to recognize these expenses without realizing the expected benefits of the merger.
The merger agreement limits Provident’s and Sterling’s ability to pursue acquisition proposals and requires Provident to pay a termination fee of $13.25 million under limited circumstances, including circumstances relating to acquisition proposals.
The merger agreement prohibits Provident from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third party acquisition proposals, subject to exceptions set forth in the merger agreement. The merger agreement also provides that Provident must pay a termination fee in the amount of $13.25 million in the event that the merger agreement is terminated under certain circumstances, including involving its failure to abide by certain obligations not to solicit acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Provident from considering or proposing such an acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total number of shares (or units) Purchased (1)	Average price paid per share (or Unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of Shares (or Units) that may yet be purchased under the plans or programs (2)
Period (2013)
January 1 - January 31	—	$—	—	776,713
February 1 - February 28	—	—	—	776,713
March 1 - March 31	1,761	9.02	—	776,713
Total	1,761	$9.02	—

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

Provident New York Bancorp

Date:	May 8, 2013	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2013	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)