Form 10-Q
period 2013-08-07
PROVIDENT NEW YORK BANCORP
filed 2013-08-08
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 8, 2013
$0.01 per share	44,352,546

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED JUNE 30, 2013

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2013	September 30, 2012
ASSETS
Cash and due from banks	$109,166	$437,982
Securities:
Available for sale	889,747	1,010,872
Held to maturity, at amortized cost (fair value of $172,405 and $146,324 at June 30, 2013 and September 30, 2012, respectively)	175,977	142,376
Total securities	1,065,724	1,153,248
Assets held for sale	—	4,550
Loans held for sale	1,539	7,505
Gross loans	2,336,534	2,119,472
Allowance for loan losses	(28,374)	(28,282)
Total loans, net	2,308,160	2,091,190
Federal Home Loan Bank (“FHLB”) stock, at cost	28,368	19,249
Accrued interest receivable	11,320	10,513
Premises and equipment, net	37,473	38,483
Goodwill	163,117	163,247
Core deposit and other intangible assets	6,201	7,164
Bank owned life insurance (“BOLI”)	60,412	59,017
Foreclosed properties	4,376	6,403
Other assets	28,573	24,431
Total assets	$3,824,429	$4,022,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,739,214	$3,111,151
FHLB and other borrowings	552,805	345,176
Mortgage escrow funds	25,915	11,919
Other liabilities	26,330	63,614
Total liabilities	3,344,264	3,531,860
Commitment and contingent liabilities
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 52,188,056 issued; 44,353,276 and 44,173,470 shares outstanding at June 30, 2013 and September 30, 2012, respectively)	522	522
Additional paid-in capital	403,424	403,541
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(5,493)	(5,638)
Treasury stock, at cost (7,834,780 and 8,014,586 shares at June 30, 2013 and September 30, 2012, respectively)	(88,517)	(90,173)
Retained earnings	187,886	175,971
Accumulated other comprehensive (loss) income, net of taxes	(17,657)	6,899
Total stockholders’ equity	480,165	491,122
Total liabilities and stockholders’ equity	$3,824,429	$4,022,982

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$26,638	$22,312	$80,087	$66,614
Taxable securities	4,189	4,224	12,761	12,629
Non-taxable securities	1,500	1,581	4,447	4,954
Other earning assets	266	228	863	727
Total interest and dividend income	32,593	28,345	98,158	84,924
Interest expense:
Deposits	1,151	1,262	4,872	3,792
Borrowings	3,125	3,001	9,227	9,907
Total interest expense	4,276	4,263	14,099	13,699
Net interest income	28,317	24,082	84,059	71,225
Provision for loan losses	3,900	2,312	9,450	7,112
Net interest income after provision for loan losses	24,417	21,770	74,609	64,113
Non-interest income:
Deposit fees and service charges	2,615	2,816	8,129	8,312
Net gain on sale of securities	1,945	2,412	5,590	7,300
Other than temporary impairment on securities	—	(6)	(73)	(542)
Loss recognized in other comprehensive income	—	—	41	498
Net impairment loss in earnings	—	(6)	(32)	(44)
Bank owned life insurance	496	518	1,496	1,538
Gain on sale of loans	429	578	1,682	1,468
Investment management fees	613	802	1,740	2,367
Other	483	859	2,487	2,185
Total non-interest income	6,581	7,979	21,092	23,126
Non-interest expense:
Compensation and employee benefits	11,320	10,845	35,424	33,165
Stock-based compensation	547	326	1,726	885
Merger-related expense	1,516	451	2,058	997
Occupancy and office operations	3,423	3,388	11,187	10,498
Advertising and promotion	307	440	1,086	1,480
Professional fees	526	1,128	2,653	3,111
Data and check processing	588	705	2,060	2,087
Foreclosed property expense	(28)	428	1,172	1,045
Other	3,590	3,451	10,308	9,905
Total non-interest expense	21,789	21,162	67,674	63,173
Income before income tax expense	9,209	8,587	28,027	24,066
Income tax expense	2,833	2,378	8,102	6,439
Net income	$6,376	$6,209	$19,925	$17,627
Weighted average common shares basic	43,801,867	37,302,693	43,766,402	37,278,507
Weighted average common shares diluted	43,906,158	37,330,467	43,850,601	37,292,366
Per common share basic	$0.15	$0.17	$0.46	$0.47
Per common share diluted	$0.15	$0.17	$0.45	$0.47

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Net income	$6,376	$6,209	$19,925	$17,627
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale net of related tax (benefit) expense of ($12,121), $1,223 and ($15,161), $3,313	(17,727)	1,790	(22,173)	4,846
Less:
Reclassification adjustment for realized gains included in net income, net of related income tax expense of $790, $980 and $2,270, $2,965	1,155	1,432	3,320	4,335
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $0, $3 and $13, $18	—	(3)	(19)	(26)
	(18,882)	361	(25,474)	537
Change in funded status of defined benefit plans, net of related income tax expense of $210, $230 and $629, $690	306	337	918	1,010
Other comprehensive (loss) income	(18,576)	698	(24,556)	1,547
Total comprehensive (loss) income	$(12,200)	$6,907	$(4,631)	$19,174

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2012	44,173,470	$522	$403,541	$(5,638)	$(90,173)	$175,971	$6,899	$491,122
Net income	—	—	—	—	—	19,925	—	19,925
Other comprehensive loss	—	—	—	—	—	—	(24,556)	(24,556)
Deferred compensation transactions	—	—	31	—	—	—	—	31
Stock option transactions, net	6,250	—	519	—	72	(29)	—	562
ESOP shares allocated or committed to be released for allocation (37,449 shares)	—	—	111	145	—	—	—	256
Recognition and Retention Plan (“RRP”) Awards, net	173,556	—	(778)	—	1,584	—	—	806
Cash dividends paid ($0.18 per common share)	—	—	—	—	—	(7,981)	—	(7,981)
Balance at June 30, 2013	44,353,276	$522	$403,424	$(5,493)	$(88,517)	$187,886	$(17,657)	$480,165

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except per share data)

	For the nine months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,925	$17,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,450	7,112
Loss on sales of real estate owned	181	427
Depreciation of premises and equipment	3,200	3,488
Amortization of intangibles	963	911
Net gain on loans held for sale	(1,682)	(1,468)
Other than temporary impairment loss recorded in earnings	32	44
Net gain on sale of securities	(5,590)	(7,300)
Fair value loss on interest rate cap	1	57
Net gain on sale of premises and equipment	(5)	(5)
Net amortization of premium on securities	2,341	(128)
(Amortization) accretion on borrowings	(280)	1
Accretion of early extinguishment fees on borrowings	1,099	1,092
ESOP and RRP expense	1,208	474
Stock option compensation expense	518	412
Originations of loans held for sale	(73,631)	(53,107)
Proceeds from sales of loans held for sale	81,279	53,382
Increase in cash surrender value of bank owned life insurance	(1,395)	(1,539)
Net changes in accrued interest receivable and payable	(1,173)	581
Other adjustments (principally net changes in other assets and other liabilities)	(22,033)	13,158
Net cash provided by operating activities	14,408	35,219
Cash flows from investing activities:
Purchases of available for sale securities	(324,463)	(338,469)
Purchases of held to maturity securities	(83,922)	(83,574)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	144,654	137,306
Held to maturity	48,484	21,916
Proceeds from sales of securities available for sale	261,865	235,559
Proceeds from sales of securities held to maturity	1,234	—
Loan originations	(818,395)	(551,305)
Loan principal payments	589,488	392,153
Proceeds from sales of other real estate owned	3,288	1,745
Purchase of FHLB stock, net	(9,119)	(623)
Purchases of premises and equipment	(2,185)	(1,474)
Proceeds from the sale of HVIA assets	4,738	—
Net cash used in investing activities	(184,333)	(186,766)
Cash flows from financing activities:
Net (decrease) increase in transaction, savings and money market deposits	(338,538)	84,016
Net decrease in time deposits	(33,399)	(48,620)
Net increase (decrease) in short-term borrowings	217,000	(10,000)

See accompanying notes to unaudited consolidated financial statements

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except per share data)

	For the nine months ended June 30,
	2013	2012
Gross repayments of long-term borrowings	(10,190)	(5,183)
Restructured debt	—	5,000
Payment of penalties on restructured borrowings	—	(278)
Net decrease in senior note borrowings	—	(51,499)
Net increase in mortgage escrow funds	13,996	14,522
Stock option transactions	190	153
Other stock-based compensation transactions	31	151
Cash dividends paid	(7,981)	(6,827)
Net cash used in financing activities	(158,891)	(18,565)
Net decrease in cash and cash equivalents	(328,816)	(170,112)
Cash and cash equivalents at beginning of period	437,982	281,512
Cash and cash equivalents at end of period	$109,166	$111,400
Supplemental information:
Interest payments	$14,665	$13,963
Income tax payments	4,700	1,644
Real estate acquired in settlement of loans	2,487	4,482
Unsettled securities transactions	—	9,314

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

1. Basis of Presentation

The consolidated financial statements include the accounts of Provident New York Bancorp (“Provident” or the “Company”) and its consolidated subsidiaries. Provident Bank (the “Bank”) is the Company’s principal subsidiary and accounts for substantially all of the Company’s assets and results from operations. The Company’s other subsidiaries include:

•
PBNY Holdings, Inc., formerly known as PB Madison Holding, Inc., a holding company for the Company’s 50% joint venture in PB Madison Title Agency, L.P., a title insurance agency, which provides title searches and title insurance for residential and commercial real estate;

•
LandSave Development, LLC an inactive entity formally known as Hudson Valley Investment Advisors, LLC, the assets of which were sold in November 2012, with modest results from operations included in the Company’s financial statements for fiscal 2013; and

•	Provident Risk Management, Inc., a Vermont captive insurance company.

The Bank’s wholly-owned subsidiaries include:

•	Provident Municipal Bank (“PMB”) which is a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Bank’s market area;

•	Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Bank’s real estate mortgage loans;

•	Provest Services Corp. I, which has an investment in a low-income housing partnership;

•	Provest Services Corp. II, a New York licensed insurance agent, which has engaged a third-party provider to sell mutual funds, annuities and insurance to the Bank’s customers; and

•	Subsidiaries that hold foreclosed properties acquired by the Bank.

Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management without audit, but, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form10-K for the fiscal year ended September 30, 2012.

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

2. Securities

A summary of the amortized cost and estimated fair value of our securities is presented below.

	June 30, 2013				September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential mortgage-backed securities:
Fannie Mae	$133,835	$1,031	$(3,614)	$131,252	$155,601	$5,806	$—	$161,407
Freddie Mac	48,570	910	(267)	49,213	81,509	3,751	—	85,260
Ginnie Mae	3,717	160	—	3,877	4,488	290	—	4,778
CMO/Other MBS	176,906	482	(2,583)	174,805	191,867	1,787	(590)	193,064
Total residential mortgage-backed securities	363,028	2,583	(6,464)	359,147	433,465	11,634	(590)	444,509
Other securities:
Federal agencies	303,579	3	(12,193)	291,389	404,820	4,013	(10)	408,823
Corporate bonds	93,987	—	(4,135)	89,852	—	—	—	—
Obligations of states and political subdivisions	146,678	4,793	(2,112)	149,359	146,136	10,349	(4)	156,481
Equities	—	—	—	—	1,087	—	(28)	1,059
Total other securities	544,244	4,796	(18,440)	530,600	552,043	14,362	(42)	566,363
Total available for sale	$907,272	$7,379	$(24,904)	$889,747	$985,508	$25,996	$(632)	$1,010,872

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2013				September 30, 2012
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Held to Maturity
Residential mortgage-backed securities:
Fannie Mae	$21,504	$52	$(75)	$21,481	$28,637	$1,212	$—	$29,849
Freddie Mac	29,258	104	(3)	29,359	42,706	1,347	—	44,053
CMO/Other MBS	27,350	26	(317)	27,059	27,921	226	(28)	28,119
Total residential mortgage-backed securities	78,112	182	(395)	77,899	99,264	2,785	(28)	102,021
Other securities:
Federal agencies	77,339	—	(3,331)	74,008	22,236	106	—	22,342
Obligations of states and political subdivisions	19,026	541	(571)	18,996	19,376	1,059	—	20,435
Other	1,500	14	(12)	1,502	1,500	26	—	1,526
Total other securities	97,865	555	(3,914)	94,506	43,112	1,191	—	44,303
Total held to maturity	$175,977	$737	$(4,309)	$172,405	$142,376	$3,976	$(28)	$146,324

The amortized cost and estimated fair value of securities at June 30, 2013 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date. Equities are shown separately since there is no maturity date.

	June 30, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$2,328	$2,348	$2,991	$3,022
One to five years	85,325	85,481	2,291	2,373
Five to ten years	426,359	412,747	85,628	82,350
Greater than ten years	30,232	30,024	6,955	6,761
Total other securities	544,244	530,600	97,865	94,506
Residential mortgage-backed securities	363,028	359,147	78,112	77,899
Total securities	$907,272	$889,747	$175,977	$172,405

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Sales of securities were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Available for sale securities:
Proceeds from sales	$125,061	$84,902	$261,865	$235,559
Gross realized gains	2,014	2,412	5,632	7,313
Gross realized losses	(69)	—	(79)	(13)
Income tax expense on realized gains	598	668	1,605	1,953
Held to maturity securities: (1)
Proceeds from sales	—	—	1,234	—
Gross realized gains	—	—	37	—
Income tax expense on realized gains	—	—	11	—
(1) During the second quarter ended March 31, 2013, the Company sold eight held to maturity securities after the Company had already collected at least 85% of the principal balance outstanding at acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes those securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for Sale
June 30, 2013
Residential mortgage-backed securities:
Federal agencies	$121,556	$(3,881)	$—	$—	$121,556	$(3,881)
CMO/Other MBS	117,910	(2,583)	—	—	117,910	(2,583)
Total residential mortgage-backed securities	239,466	(6,464)	—	—	239,466	(6,464)
Federal agencies	291,123	(12,193)	—	—	291,123	(12,193)
Obligations of states and political subdivisions	43,720	(2,103)	112	(9)	43,832	(2,112)
Corporate bonds	89,852	(4,135)	—	—	89,852	(4,135)
Total	$664,161	$(24,895)	$112	$(9)	$664,273	$(24,904)

September 30, 2012
CMO/Other MBS	$64,065	$(590)	$—	$—	$64,065	$(590)
Federal agencies	4,993	(10)	—	—	4,993	(10)
Obligations of states and political subdivisions	716	(4)	—	—	716	(4)
Equities	—	—	809	(28)	809	(28)
Total	$69,774	$(604)	$809	$(28)	$70,583	$(632)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to Maturity
June 30, 2013
Residential mortgage-backed securities:
Federal agencies	$26,016	$(78)	$—	$—	$26,016	$(78)
CMO/Other MBS	23,004	(317)	—	—	23,004	(317)
Total residential mortgage-backed securities	49,020	(395)	—	—	49,020	(395)
Federal agencies	74,008	(3,331)	—	—	74,008	(3,331)
Obligations of states and political subdivisions	9,525	(571)	—	—	9,525	(571)
Other	238	(12)	—	—	238	(12)
Total	$132,791	$(4,309)	$—	$—	$132,791	$(4,309)

September 30, 2012
CMO/Other MBS	$13,189	$(28)	$—	$—	$13,189	$(28)
Total	$13,189	$(28)	$—	$—	$13,189	$(28)

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

Substantially all of the unrealized losses at June 30, 2013 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At June 30, 2013, a total of 324 available for sale securities were in a continuous unrealized loss position for less than 12 months and one security was in that position for 12 months or longer. For debt securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Within the CMO category of the available for sale portfolio there are four private label CMOs that had an amortized cost of $3,934 and a fair value (carrying value) of $3,963 as of June 30, 2013. Two of the four securities are considered to be other than temporarily impaired and are below investment grade. The impaired private label CMOs had an amortized cost of $3,578 and a fair value of $3,601 at June 30, 2013. There were no impairment charges on these securities for the three months ended June 30, 2013 and June 30, 2012, respectively. Impairment charges on these securities were $14 and $44 for the nine months ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013 total cumulative impairment charges on these two private label CMOs were $136. The remaining two securities are rated at or above Ba1 and were performing as of June 30, 2013 and are expected to perform based on current information. In determining whether OTTI existed on these debt securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no losses were expected. The Company will continue to evaluate its investment securities portfolio for OTTI on at least a quarterly basis.

Excluding FHLB and New York Business Development Corporation stock, the Company owned one equity security with a balance of $809 at September 30, 2012, which was sold during the quarter ended June 30, 2013. The Company incurred no OTTI on this equity security during the three months ended June 30, 2013 and June 30, 2012. For the nine months ended June 30, 2013 and 2012, the Company incurred OTTI on this security of $19 and $0, respectively.

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	June 30, 2013	September 30, 2012
Available for sale securities pledged for borrowings, at fair value	$203,133	$144,041
Available for sale securities pledged for municipal deposits, at fair value	401,172	703,261
Held to maturity securities pledged for borrowings, at amortized cost	54,006	46,538
Held to maturity securities pledged for municipal deposits, at amortized cost	72,058	138,855
Total securities pledged	$730,369	$1,032,695

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

3. Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	June 30, 2013	September 30, 2012
Residential mortgage	$369,613	$350,022
Commercial:
Commercial real estate	1,210,248	1,072,504
Commercial & industrial	453,145	343,307
Acquisition, development & construction	106,198	144,061
Total commercial	1,769,591	1,559,872
Consumer:
Home equity lines of credit	159,413	165,200
Homeowner	30,103	34,999
Other consumer loans	7,814	9,379
Total consumer	197,330	209,578
Total loans	2,336,534	2,119,472
Allowance for loan losses	(28,374)	(28,282)
Total loans, net	$2,308,160	$2,091,190

Total loans include net deferred loan origination costs of $850 at June 30, 2013 and net deferred loan origination fees of ($310) at September 30, 2012.

A substantial portion of the Company’s loan portfolio is secured by commercial real estate and residential mortgage loans located in the Company’s market area, primarily in Rockland and Orange Counties of New York and contiguous areas such as Ulster, Sullivan, Putnam and Westchester Counties of New York, Bergen County, New Jersey and New York City. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s lending area. Acquisition, development and construction loans in particular, are considered by management to be of greater credit risk than other loan types such as loans to fund the purchase of a primary residence due to the generally larger loan amounts and dependency on income production or sale of the real estate.

Included in the Company’s loan portfolio are loans acquired from Gotham Bank. These loans were recorded at fair value at acquisition. These loans carried a balance of $152,825 and $205,764 at June 30, 2013 and September 30, 2012, respectively. The discount associated with these loans which includes adjustments associated with market interest rates and expected credit losses, was $2,319 and $3,924 at June 30, 2013 and September 30, 2012, respectively. We evaluate Gotham Bank acquired loans for impairment collectively. None of the Gotham Bank acquired loans were identified as purchase credit impaired at acquisition.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at June 30, 2013 and September 30, 2012:

	June 30, 2013
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
Residential mortgage	$358,103	$1,190	$307	$2,264	$7,749	$369,613
Commercial real estate	1,194,779	2,972	629	1,612	10,256	1,210,248
Commercial & industrial	449,752	1,878	521	100	894	453,145
Acquisition, development & construction	100,263	—	—	—	5,935	106,198
Consumer	194,326	353	1	240	2,410	197,330
Total loans	$2,297,223	$6,393	$1,458	$4,216	$27,244	$2,336,534
Total TDRs included above	$23,901	$—	$—	$—	$2,368	$26,269
Non-performing loans:
Loans 90+ days past due and still accruing					$4,216
Non-accrual loans					27,244
Total non-performing loans					$31,460

	September 30, 2012
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Loans by segment:
Residential mortgage	$337,356	$855	$497	$2,263	$9,051	$350,022
Commercial real estate	1,060,176	902	973	1,638	8,815	1,072,504
Commercial & industrial	342,726	96	141	—	344	343,307
Acquisition, development & construction	121,590	7,067	—	—	15,404	144,061
Consumer	205,463	1,551	265	469	1,830	209,578
Total loans	$2,067,311	$10,471	$1,876	$4,370	$35,444	$2,119,472
Total TDRs included above	$13,543	$270	$264	$—	$10,870	$24,947
Non-performing loans:
Loans 90+ days past due and still accruing					$4,370
Non-accrual loans					35,444
Total non-performing loans					$39,814

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012 is summarized below:

	For the three months ended June 30, 2013
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,443	$(516)	$33	$(483)	$57	$4,017
Commercial real estate	9,149	(1,034)	148	(886)	1,058	9,321
Commercial & industrial	4,371	(230)	63	(167)	1,618	5,822
Acquisition, development & construction	6,102	(1,043)	4	(1,039)	938	6,001
Consumer	3,479	(531)	36	(495)	229	3,213
Total	$27,544	$(3,354)	$284	$(3,070)	$3,900	$28,374

Annualized net charge-offs to average gross loans outstanding				0.54%

	For the three months ended June 30, 2012
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,187	$(244)	$17	$(227)	$454	$4,414
Commercial real estate	6,466	(655)	4	(651)	522	6,337
Commercial & industrial	4,731	(500)	172	(328)	54	4,457
Acquisition, development & construction	8,941	(1,263)	263	(1,000)	1,031	8,972
Consumer	3,462	(335)	29	(306)	251	3,407
Total	$27,787	$(2,997)	$485	$(2,512)	$2,312	$27,587

Annualized net charge-offs to average gross loans outstanding				0.55%

Activity in the allowance for loan losses for the nine months ended June 30, 2013 and 2012 is summarized below:

	For the nine months ended June 30, 2013
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$4,359	$(2,425)	$93	$(2,332)	$1,990	$4,017
Commercial real estate	7,230	(2,461)	560	(1,901)	3,992	9,321
Commercial & industrial	4,603	(748)	310	(438)	1,657	5,822
Acquisition, development & construction	8,526	(3,204)	173	(3,031)	506	6,001
Consumer	3,564	(1,762)	106	(1,656)	1,305	3,213
Total	$28,282	$(10,600)	$1,242	$(9,358)	$9,450	$28,374

Annualized net charge-offs to average gross loans outstanding				0.57%

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

	For the nine months ended June 30, 2012
	Beginning allowance for loan losses	Charge-offs	Recoveries	Net charge-offs	Provision for loan losses	Ending allowance for loan losses
Residential mortgage	$3,498	$(1,710)	$137	$(1,573)	$2,489	$4,414
Commercial real estate	5,568	(2,316)	405	(1,911)	2,680	6,337
Commercial & industrial	5,945	(1,201)	801	(400)	(1,088)	4,457
Acquisition, development & construction	9,895	(2,559)	263	(2,296)	1,373	8,972
Consumer	3,011	(1,363)	101	(1,262)	1,658	3,407
Total	$27,917	$(9,149)	$1,707	$(7,442)	$7,112	$27,587

Annualized net charge-offs to average gross loans outstanding				0.56%

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$515	$369,098	$369,613	$—	$4,017	$4,017
Commercial real estate	17,401	1,192,847	1,210,248	1,551	7,770	9,321
Commercial & industrial	2,853	450,292	453,145	452	5,370	5,822
Acquisition, development & construction	20,363	85,835	106,198	690	5,311	6,001
Consumer	3	197,327	197,330	1	3,212	3,213
Total	$41,135	$2,295,399	$2,336,534	$2,694	$25,680	$28,374

During the quarter ended June 30, 2013, we modified the methodology we use to determine the allowance for loan losses required for residential mortgage loans and equity lines of credit. In prior periods, we evaluated these loans for impairment on an individual basis. Effective for the quarter ended June 30, 2013, we evaluate residential mortgage loans and equity lines of credit with an outstanding balance of $500 or less on a homogeneous pool basis. This modified approach to our methodology did not have a material impact on the allowance for loan losses.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2012:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$12,739	$337,283	$350,022	$871	$3,488	$4,359
Commercial real estate	13,017	1,059,487	1,072,504	1,036	6,194	7,230
Commercial & industrial	357	342,950	343,307	48	4,555	4,603
Acquisition, development & construction	24,880	119,181	144,061	996	7,530	8,526
Consumer	2,299	207,279	209,578	263	3,301	3,564
Total	$53,292	$2,066,180	$2,119,472	$3,214	$25,068	$28,282

The following table presents loans individually evaluated for impairment by segment of loans at June 30, 2013 and September 30, 2012:

	June 30, 2013			September 30, 2012
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Residential mortgage	$515	$515	$—	$6,193	$5,413	$—
Commercial real estate	14,033	12,830	—	9,296	7,837	—
Commercial & industrial	2,003	1,959	—	262	262	—
Acquisition, development & construction	18,580	18,553	—	24,144	20,597	—
Consumer	—	—	—	1,146	1,122	—
Subtotal	35,131	33,857	—	41,041	35,231	—
With an allowance recorded:
Residential mortgage	—	—	—	8,485	7,326	871
Commercial real estate	7,229	4,571	1,551	5,942	5,180	1,036
Commercial & industrial	1,429	894	452	95	95	48
Acquisition, development & construction	3,616	1,810	690	7,159	4,283	996
Consumer	4	3	1	1,400	1,177	263
Subtotal	12,278	7,278	2,694	23,081	18,061	3,214
Total	$47,409	$41,135	$2,694	$64,122	$53,292	$3,214

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$515	$9	$2	$4,736	$59	$33
Commercial real estate	11,611	138	60	8,940	102	77
Commercial & industrial	1,886	41	19	604	17	17
Acquisition, development & construction	16,982	297	148	22,059	139	95
Consumer	—	—	—	2,221	10	3
Subtotal	30,994	485	229	38,560	327	225
With an allowance recorded:
Residential mortgage	—	—	—	7,309	38	31
Commercial real estate	5,885	—	—	7,095	38	28
Commercial & industrial	938	—	—	129	—	—
Acquisition, development & construction	1,303	—	—	8,793	44	44
Consumer	1	—	—	1,065	—	—
Subtotal	8,127	—	—	24,391	120	103
Total	$39,121	$485	$229	$62,951	$447	$328

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the nine months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$257	$23	$5	$5,228	$197	$109
Commercial real estate	10,474	235	180	8,191	281	211
Commercial & industrial	1,743	64	58	358	30	30
Acquisition, development & construction	11,548	446	444	22,402	423	290
Consumer	—	—	—	2,145	28	10
Subtotal	24,022	768	687	38,324	959	650
With an allowance recorded:
Residential mortgage	—	—	—	7,650	119	96
Commercial real estate	5,541	—	—	6,790	109	80
Commercial & industrial	653	—	—	162	—	—
Acquisition, development & construction	971	—	—	6,644	100	100
Consumer	1	—	—	1,044	1	1
Subtotal	7,166	—	—	22,290	329	277
Total	$31,188	$768	$687	$60,614	$1,288	$927

Troubled Debt Restructuring:

The following tables set forth the amounts of the Company’s TDRs at June 30, 2013 and September 30, 2012:

	June 30, 2013
	Current	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Residential mortgage	$2,013	$—	$—	$—	$1,918	$3,931
Commercial real estate	5,572	—	—	—	—	5,572
Commercial & industrial	1,859	—	—	—	—	1,859
Acquisition, development & construction	14,457	—	—	—	149	14,606
Consumer loans, including home equity	—	—	—	—	301	301
Total	$23,901	$—	$—	$—	$2,368	$26,269
Allowance for loan losses	$367	$—	$—	$—	$484	$851

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

The Company had outstanding commitments to lend additional amounts of $0 and $4,225 to customers with loans classified as TDRs as of June 30, 2013, and September 30, 2012, respectively.

The following table presents loans by segment modified as TDRs that occurred during the three months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
		Recorded investment			Recorded investment
	Number of loans	Pre- modification	Post- modification	Number of loans	Pre- modification	Post- modification
Residential mortgage	3	$693	$693	1	$516	$300
Commercial real estate	1	2,232	2,232	—	—	—
Commercial & industrial	1	191	191	1	1,535	1,535
Acquisition, development & construction	—	—	—	3	2,849	2,849
Consumer	1	302	302	—	—	—
Total restructured loans	6	$3,418	$3,418	5	$4,900	$4,684

The following table presents loans by segment modified as TDRs that occurred during the nine months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
		Recorded investment			Recorded investment
	Number of loans	Pre- modification	Post- modification	Number of loans	Pre- modification	Post- modification
Residential mortgage	4	$693	$693	5	$1,525	$1,295
Commercial real estate	2	2,682	2,682	3	1,956	1,956
Commercial & industrial	4	1,860	1,860	—	—	—
Acquisition, development & construction	7	5,432	5,432	3	2,849	2,849
Consumer	1	302	302	—	—	—
Total restructured loans	18	$10,969	$10,969	11	$6,330	$6,100

The TDRs presented above increased the allowance for loan losses by $249 and $0for the three months ended June 30, 2013 and 2012, respectively. There were no charge-offs as a result of the above TDRs for the respective periods.

The TDRs presented above increased the allowance for loan losses by $658 and $134 for the nine months ended June 30, 2013 and 2012, respectively. There were $97 and $134 in charge-offs as a result of the above TDRs for the respective periods.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

There were 4 residential mortgage loans totaling $792 and one consumer loan totaling $301 that were modified as TDRs during the last twelve months that had subsequently defaulted during the nine months ended June 30, 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the analysis performed as of June 30, 2013 and September 30, 2012, the risk category of loans by segment of gross loans is as follows:

	June 30, 2013			September 30, 2012
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Residential mortgage	$1,158	$10,440	$—	$830	$11,314	$—
Commercial real estate	13,007	24,065	890	20,729	27,674	—
Commercial & industrial	5,118	4,562	324	14,920	3,995	338
Acquisition, development & construction	5,015	18,956	—	5,669	42,871	—
Consumer	29	2,928	—	274	2,482	—
Total	$24,327	$60,951	$1,214	$42,422	$88,336	$338

4. Deposits

The composition of the Company’s deposits was the following:

	June 30, 2013	September 30, 2012
Non-interest bearing demand	$645,943	$947,304
NOW	475,452	448,123
Savings	529,383	506,538
Money market	734,353	821,704
Certificates of deposit	354,083	387,482
Total deposits	$2,739,214	$3,111,151

Municipal deposits of $465,566 and $901,739 were included in total deposits at June 30, 2013 and September 30, 2012, respectively. Deposits received for tax receipts were approximately $425,000 at September 30, 2012. See Note 2, for the amount of securities that are pledged as collateral for municipal deposits and other purposes.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Summarized below are the Company’s brokered deposits included in the table above:

	June 30, 2013	September 30, 2012
Savings	$—	$13,344
Money market	60,496	46,566
Reciprocal CDARs(1)	1,360	1,354
CDARs one way	48,806	764
Total brokered deposits	$110,662	$62,028
(1)  Certificate of deposit account registry service.

5. Borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	June 30, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
By type of borrowing:
Advances	$323,953	1.53%	$106,904	3.89%
Repurchase agreements	228,852	3.32	238,272	3.49
Total borrowings	$552,805	2.27%	$345,176	3.61%
By remaining period to maturity:
One year or less	$253,519	0.69%	$10,136	1.88%
One to two years	73,899	1.96	56,819	2.44
Two to three years	—	—	52,693	2.89
Three to four years	152,601	4.21	201	5.32
Four to five years	70,000	4.01	202,386	4.21
Greater than five years	2,786	4.92	22,941	3.74
Total borrowings	$552,805	2.27%	$345,176	3.61%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2013 and September 30, 2012, the Bank had pledged mortgage loans totaling $740,047 and $613,554, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 2. Securities. As of June 30, 2013, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $399,277.

FHLB borrowings which are putable quarterly at the discretion of the FHLB (includes both advance and repurchase agreements) were $200,000 as of June 30, 2013 and September 30, 2012. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3.81 years and 4.56 years and weighted average interest rates of 4.23% at June 30, 2013 and September 30, 2012, respectively.

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

As of June 30, 2013, the Company had $30,109 in outstanding letters of credit, of which $6,251 are cash secured and $4,933 were secured by other collateral. The carrying values of these obligations are not considered material.

7. Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms.

Litigation

The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from conducting their business activities. These proceedings include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against us, including the matters described below, and we intend to defend vigorously each case, other than matters we describe as having settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

On April 9, 2013, the first of seven actions, captioned Altman v. Sterling Bancorp, et al., Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.), was filed on behalf of a putative class of Sterling shareholders against Sterling, its current directors, and Provident. All seven putative class actions were filed in the Supreme Court of the State of New York, New York County. On May 17, 2013, the seven actions were consolidated under the caption In re Sterling Shareholders Litigation, Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.). On June 21, 2013, the lead plaintiffs filed a consolidated and amended class action complaint alleging that Sterling’s board of directors breached its fiduciary duties by agreeing to the proposed merger transaction described in Note 15 and by failing to disclose all material information to shareholders. The consolidated and amended complaint also alleges that Provident has aided and abetted those alleged fiduciary breaches. The action seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is consummated. The defendants believe that the claims are without merit.
On June 5, 2013, a substantially similar litigation was filed in the United States District Court for the Southern District of New York, captioned Miller v. Sterling Bancorp, et al., No. 13‑3845, against Sterling, its current directors, and Provident on behalf of the same putative class of Sterling shareholders. The complaint alleges the same breach of fiduciary duty and aiding and abetting claims against defendants, and also alleges defendants’ preliminary proxy statement was inaccurate or incomplete in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in this action has agreed to coordinate this case with the earlier filed New York State court actions. The defendants believe that the claims are also without merit.

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

Basic earnings per common share are computed as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding (basic)	43,801,867	37,302,693	43,766,402	37,278,507
Net income	$6,376	$6,209	$19,925	$17,627
Basic earnings per common share	0.15	0.17	0.46	0.47

Diluted earnings per common share are computed as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding (basic)	43,801,867	37,302,693	43,766,402	37,278,507
Effect of common stock equivalents	104,291	27,774	84,199	13,859
Weighted average common shares outstanding (diluted)	43,906,158	37,330,467	43,850,601	37,292,366
Net income	$6,376	$6,209	$19,925	$17,627
Diluted earnings per common share	0.15	0.17	0.45	0.47

As of June 30, 2013 and June 30, 2012, 1,254,124 and 1,764,154 weighted average shares that could be exercised under stock option plans were anti-dilutive for the three month period, respectively. As of June 30, 2013 and June 30, 2012, 1,314,058 and 1,862,328 weighted average shares were anti-dilutive for the nine month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

9. Stock-Based Compensation

The Company has three active stock-based compensation plans as described below. Total compensation expense that was charged against income for those plans was $412 and $228, for the three months ended June 30, 2013 and 2012, respectively. There was no income tax benefit realized for the three months ended June 30, 2013 and 2012.

Total compensation expense that was charged against income for those plans was $1,362 and $601, for the nine months ended June 30, 2013 and 2012, respectively. There was no income tax benefit realized for the nine months ended June 30, 2013 and 2012.

Active Stock-Based Compensation Plans

The Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”) on February 16, 2012. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards for up to 1,867,340 shares of common stock as of June 30, 2013. Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock-based compensation issuances.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), which is shareholder approved, permits the grant of stock options to its employees for up to 185,057 shares of common stock as of June 30, 2013. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods ranging from 2 to 5 years and have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 7,120 at June 30, 2013.

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

	For the nine months ended June 30,
	2013	2012
Risk-free interest rate	0.96%	1.50%
Expected stock price volatility	40.8%	39.8%
Dividend yield (1)	2.61%	3.10%
Expected term in years	5.75	5.80
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes the combined activity in the Company’s active stock-based compensation plans for the nine months ended June 30, 2013:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2012	2,875,877	97,817	$8.31	1,972,480	$11.04
Granted (1)	(1,028,140)	186,900	9.04	360,500	9.04
Stock awards vested	—	(34,166)	8.77	—	—
Exercised	—	—	—	(6,250)	6.71
Forfeited	218,834	(9,300)	7.28	(196,500)	10.92
Canceled/expired	(7,054)	—	—	(7,054)	13.97
Balance at June 30, 2013	2,059,517	241,251	$8.78	2,123,176	$10.71
Exercisable at June 30, 2013				1,331,406	$12.05
(1) Reflects certain non-vested stock awards that count as 3.6 shares for each share granted.

The weighted average fair value of options granted was $2.74 and $2.27 for the nine months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $1,538 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted average period of 2.24 years.

As of June 30, 2013, there was $1,443 of total unrecognized compensation expense related to non-vested restricted shares granted under the 2012 Plan and the RRP. The expense is expected to be recognized over a weighted average period of 1.86 years.

There were no modifications for the nine months ended June 30, 2013 and 2012.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

10. Pension and Other Post Retirement Plans

Net pension and post-retirement expense, which is recorded within compensation and employee benefits expense in the consolidated statements of income, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$12	$9
Interest cost	363	375	31	27
Expected return on plan assets	(616)	(531)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	11	12
Amortization of (gain) or loss	516	579	(6)	(15)
Total cost	$263	$423	$54	$39

	Pension plan		Other post retirement plans
	For the nine months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$35	$28
Interest cost	1,089	1,126	94	80
Expected return on plan assets	(1,847)	(1,594)	—	—
Amortization of net transition obligation	—	—	18	18
Amortization of prior service cost	—	—	35	36
Amortization of (gain) or loss	1,547	1,737	(19)	(44)
Total cost	$789	$1,269	$163	$118

As of June 30, 2013, no contributions had been made to the pension plan during the fiscal year 2013. The Company has not yet determined if additional contributions will be made during the fiscal year 2013.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $12 for the three months ended June 30, 2013 and June 30, 2012. The periodic pension expense for the supplemental plan amounted to $36 for the nine months ended June 30, 2013 and $38 for the nine months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012 there was $26 and $9, respectively, in contributions to fund benefit payments related to the SERP. For the nine months ended June 30, 2013 and 2012, there was $53 and $93, respectively, in contributions to fund benefit payments related to the SERP.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

11. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.50% and 4.00%. These caps are stand-alone derivatives and therefore changes in fair value are reported in current period earnings; the amount for the quarter ended June 30, 2013 and 2012 is a fair value loss of $0 and a fair value loss of $14, respectively. For the nine months ended June 30, 2013 and 2012 the fair value loss was $1 and $57, respectively. The fair value of the interest rate caps and interest rate swaps discussed below at June 30, 2013 and September 30, 2012 are included in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company acts as an interest rate swap counterparty with certain commercial customers and manages this risk by entering into corresponding and offsetting interest rate risk agreements with third parties. The swaps are considered a derivative instrument and must be carried at fair value. As the swaps are not a designated qualifying hedge, the change in fair value is recognized in current earnings, with no offset from any other instrument. There was no net gain or loss recorded in earnings during the three and nine months ended June 30, 2013 and 2012.

The Company pledged collateral to derivative counterparties in the form of securities with an amortized cost of $5,041 and a fair value of $4,689 as of June 30, 2013. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Summary information regarding these derivatives is presented below:

	Notional amount	Weighted average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
At June 30, 2013
Interest rate caps	$50,000	1.43	3.75%	NA	$1
Third-party interest rate swaps	54,693	6.01	4.22	1 m Libor + 2.45	930
Customer interest rate swaps	(54,693)	6.01	4.22	1 m Libor + 2.45	(930)

At September 30, 2012
Interest rate caps	$50,000	2.18	3.75%	NA	$2
Third-party interest rate swaps	42,332	7.30	4.29	1 m Libor + 2.28	2,485
Customer interest rate swaps	(42,332)	7.30	4.29	1 m Libor + 2.28	(2,485)

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

The Company utilizes an outside vendor to obtain valuations for its securities as well as information received from a third-party investment adviser. The Company utilizes prices from a leading provider of financial market data and compares them to another widely-known third-party’s pricing. The Company does not make adjustments to these prices unless it is determined there is limited trading activity. For securities where there is limited trading activity (private label collateralized mortgage obligations or “CMOs”) and less observable valuation inputs, the Company has classified such valuations as Level 3.

The Company reviewed the volume and level of activity for its available for sale securities to identify transactions which may not be orderly or reflective of significant activity and volume. Although estimated prices were generally obtained for such securities, there continues to be a decline in the volume and level of activity in the market for its private label mortgage-backed securities. The market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual security level. Because of the inactivity in the markets and the lack of observable valuation inputs the Company has classified the valuation of private label residential mortgage-backed securities as Level 3. As of June 30, 2013, these securities have an amortized cost of $3,934 and a fair value of $3,963. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that management believes market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Present value estimated cash flow models were used to discount expected cash flows at the interest rate reflective of similarly structured securities in an orderly market. The resulting prices were averaged with prices obtained from two independent third parties to arrive at the fair value as of June 30, 2013. These securities have a weighted average coupon rate of 3.08%, a weighted average life of 3.93 years, a weighted average one month constant prepayment rate history of 16.34 and a weighted average twelve month constant default rate of 3.27%. Of the four private label securities two of these securities with a fair value of $3,601 and an amortized cost of $3,578 were deemed to be OTTI which resulted in a $0 and $14 OTTI charge through earnings for the three and nine months ended June 30, 2013. These securities have an accumulated OTTI of $136 at June 30, 2013. The calculation of OTTI was determined by performing a present value of estimated credit loss using the underlying security book yields of 3.12% and 3.40%.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The credit ratings of private label CMO securities at June 30, 2013 were as follows:

	Amortized cost	Fair value
Credit rating:
Aa1	$249	$256
Aa2	107	106
B1	2,116	2,135
B3	1,462	1,466
Total private label CMOs	$3,934	$3,963

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

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at June 30, 2013 measured at estimated fair value on a recurring basis were as follows:

	June 30, 2013
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$131,252	$—	$131,252	$—
Freddie Mac	49,213	—	49,213	—
Ginnie Mae	3,877	—	3,877	—
CMO/Other MBS	170,842	—	170,842	—
Private label CMOs	3,963	—	—	3,963
Total residential mortgage-backed securities	359,147	—	355,184	3,963
Other securities:
Federal agencies	291,389	—	291,389	—
Corporate bonds	89,852	—	89,852	—
Obligations of states and political subdivisions	149,359	—	149,359	—
Total other securities	530,600	—	530,600	—
Total investment securities available for sale	889,747	—	885,784	3,963
Interest rate caps and swaps	931	—	931	—
Total assets measured at estimated fair value on a recurring basis	$890,678	$—	$886,715	$3,963
Liabilities:
Interest rate swaps	$930	$—	$930	$—
Total liabilities measured at estimated fair value on a recurring basis	$930	$—	$930	$—

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

There were no transfers between Level 1 and Level 2 inputs during the three and nine months ended June 30, 2013 and 2012.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and nine months ended June 30, 2013 and 2012:

	Fair value measurement for the three and nine months ended June 30, 2013 using significant unobservable inputs Level 3	Fair value measurement for the three and nine months ended June 30, 2012 using significant unobservable inputs Level 3
Balance at September 30,	$4,630	$4,851
Paydowns	(521)	(326)
Accretion, net	11	6
OTTI	(14)	(38)
Change in fair value	110	218
Balance at March 31,	4,216	4,711
Paydowns	(213)	(169)
Accretion, net	5	5
OTTI	—	(6)
Change in fair value	(45)	94
Balance at June 30,	$3,963	$4,635

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based upon recent comparable sales of similar properties or assumptions generally observable by market participants. Any fair value adjustments for loans categorized here are classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the market place and therefore such valuations have been classified as Level 3. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $38,443 and $50,078 which equals the carrying value less the allowance for loan losses allocated to these loans at June 30, 2013 and September 30, 2012, respectively. Changes in fair value recognized on provisions on loans held by the Company were $4,365 and $2,579 for the nine months ended June 30, 2013 and 2012, respectively.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans. Nearly all of our impaired loans are considered collateral dependent.

Impaired loans at June 30, 2013 measured at estimated fair value on a non-recurring basis were as follows:

	June 30, 2013
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Commercial real estate	$6,084	$—	$—	$6,084
Commercial & industrial	894	—	—	894
Acquisition, development & construction	2,010	—	—	2,010
Consumer	2	—	—	2
Total impaired loans measured at fair value	$8,990	$—	$—	$8,990

Impaired loans at September 30, 2012 measured at estimated fair value on a non-recurring basis were as follows:

	September 30, 2012
	Fair value measurements	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Residential mortgage	$8,628	$—	$—	$8,628
Commercial real estate	6,537	—	—	6,537
Commercial & industrial	95	—	—	95
Acquisition, development & construction	8,232	—	—	8,232
Consumer loans	1,215	—	—	1,215
Total impaired loans measured at fair value	$24,707	$—	$—	$24,707

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third-party vendor, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights for impairment purposes is considered a Level 3 valuation. The fair value of mortgage servicing rights at June 30, 2013 and 2012 was $2,016 and $1,432.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These loans are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments have been classified as Level 3. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $4,376 and $6,403 at June 30, 2013 and September 30, 2012, respectively. There were write-downs of $284 and $422 related to changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ending June 30, 2013 and 2012, respectively.

There were write-downs of $1,065 and $684 related to changes in fair value recognized through income for those foreclosed assets held by the Company during the nine months ending June 30, 2013 and 2012, respectively.

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs that are utilized to determine the estimated fair value of Level 3 assets that are presented at fair value on a non-recurring basis at June 30, 2013:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1) (weighted average)
Impaired loans:
Commercial real estate	$6,084	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Commercial & industrial	894	Appraisal	Adjustments for comparable properties	9.0%-19.0% (14.4%)
Acquisition, development & construction	2,010	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	2,502	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Commercial real estate	588	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Acquisition, development & construction	1,286	Appraisal	Adjustments by management to reflect current conditions/selling costs	25.0% - 70.0% (30.2%)
Mortgage servicing rights	2,016	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2013:

	June 30, 2013
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$109,166	$109,166	$—	$—
Securities available for sale	889,747	—	885,784	3,963
Securities held to maturity	175,977	—	172,405	—
Loans, net	2,308,160	—	—	2,345,415
Loans held for sale	1,539	—	1,539
Accrued interest receivable on securities	4,142	—	4,142	—
Accrued interest receivable on loans	7,178	—	—	7,178
FHLB stock	28,368	NA	NA	NA
Interest rate caps and swaps	931	—	931	—
Financial liabilities:
Non-maturity deposits	(2,385,131)	(2,385,131)	—	—
Certificates of deposit	(354,083)	—	(354,185)	—
FHLB and other borrowings	(552,805)	—	(579,402)	—
Mortgage escrow funds	(25,915)	—	(25,910)	—
Accrued interest payable on deposits including escrow	(144)	—	(144)	—
Accrued interest payable on borrowings	(1,432)	—	(1,432)	—
Interest rate caps and swaps	(930)	—	(930)	—

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2012:

	September 30, 2012
	Carrying amount	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Financial assets:
Cash and due from banks	$437,982	$437,982	$—	$—
Securities available for sale	1,010,872	—	1,006,242	4,630
Securities held to maturity	142,376	—	146,324	—
Loans, net	2,091,190	—	—	2,157,133
Loans held for sale	7,505	—	7,505	—
Accrued interest receivable on securities	4,011	—	4,011	—
Accrued interest receivable on loans	6,502	—	—	6,502
FHLB stock	19,249	NA	NA	NA
Interest rate caps and swaps	2,487	—	2,487	—
Financial liabilities:
Non-maturity deposits	(2,723,669)	(2,723,669)	—	—
Certificates of deposit	(387,482)	—	(389,031)	—
FHLB and other borrowings	(345,176)	—	(377,906)	—
Mortgage escrow funds	(11,919)	—	(11,917)	—
Accrued interest payable on deposits including escrow	(500)	—	(500)	—
Accrued interest payable on borrowings	(1,442)	—	(1,442)	—
Interest rate caps and swaps	(2,485)	—	(2,485)	—

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

The fair values of the Company’s off-balance sheet financial instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2013 and September 30, 2012, the estimated fair values of these instruments approximated the related carrying amounts, which were insignificant.

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

13. Adoption of New Accounting Standards

Update Number 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective for reporting periods beginning after December 15, 2012. See Note 14 for the impact of this standard.

14. Accumulated Other Comprehensive (Loss) Income

Activity in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the nine month period ended June 30, 2013 and 2012, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2011	$13,604	$(8,468)	$5,136
Period change	537	1,010	1,547
Balance at June 30, 2012	$14,141	$(7,458)	$6,683

Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive income before reclassifications	(22,173)	—	(22,173)
Amounts reclassified from AOCI	(3,301)	918	(2,383)
Period change	(25,474)	918	(24,556)
Balance at June 30, 2013	$(10,408)	$(7,249)	$(17,657)

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

The following table presents the reclassification adjustments from AOCI included in net income and the impacted line items on the income statement for the nine months ended June 30, 2013:

Components of AOCI	Amount reclassified from AOCI and impact on net income (1)	Affected income statement line item

Unrealized gains (losses) on available for sale securities
	$5,590	Non-interest income - net gain on sale of securities
	(32)	Non-interest income - net impairment loss in earnings
	5,558	Net change before tax
	(2,257)	Tax expense
	$3,301	Net change after tax

Amortization of defined benefit pension items
Actuarial loss	$(1,547)	Non-interest expense - compensation and employee benefits (2)
	(1,547)	Total change before tax
	629	Tax benefit
	$(918)	Net change after tax

(1) Amounts in parentheses indicate a reduction from income.
(2) These accumulated other comprehensive (loss) income components are included in the computation of net periodic pension cost (see Note 10 - Pensions and Other Post Retirement Benefits for additional details).

PROVIDENT NEW YORK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands, except per share data)

15. Pending Merger

On April 4, 2013 Provident announced it had entered into a merger agreement with Sterling Bancorp (NYSE: STL). In the merger, which is a stock-for-stock transaction valued at $344 million based on the closing price of Provident common stock on April 3, 2013, Sterling Bancorp shareholders will receive a fixed ratio of 1.2625 shares of Provident common stock for each share of Sterling Bancorp common stock. Upon closing, Provident shareholders will own approximately 53% of stock in the combined company and Sterling Bancorp shareholders will own approximately 47%. On a pro forma combined basis, for the twelve months ended September 30, 2012, the companies had revenue of $253 million and $33 million in net income. Upon completion of the merger the combined company is expected to have approximately $6.7 billion in assets. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the fourth calendar quarter of 2013. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

16. Subsequent Events

On July 2, 2013, Provident completed the offering of its Senior Notes due 2018 (the “Senior Notes”). The Senior Notes, which bear interest at 5.50% annually, were issued under an indenture dated July 2, 2013 (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Senior Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”).

The Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries. Interest on the Senior Notes will be payable on January 2 and July 2 beginning on January 2, 2014. Interest will be calculated on the basis of a 360-day year of twelve 30-day months. The Senior Notes will mature on July 2, 2018.

The Indenture includes provisions that, among other things, restrict the Company’s ability to dispose of or issue shares of voting stock of a Principal Subsidiary Bank (as defined in the Indenture) or transfer the entirety of or a substantial amount of the Company’s assets or merge or consolidate with or into other entities, without satisfying certain conditions.

The Senior Notes will not be registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

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

Additional factors that may affect our results are discussed in our annual report on Form 10-K under “Item 1A, Risk Factors”, in the Company’s Form S-4/A filed with the SEC on July 17, 2013, and elsewhere in this Report under “Part II. Item IA, Risk Factors” or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See our Annual Report on Form 10-K, Note 1, “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in our “Notes to Consolidated Financial Statements” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. During the quarter ended June 30, 2013, we modified the methodology we use to determine the allowance for loan losses required for residential mortgage loans and equity lines of credit. In prior periods, we evaluated these loans for impairment on an individual basis.
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

Overview and Management Strategy

Provident New York Bancorp is headquartered in Montebello, New York. With $3.8 billion in assets, we are a growing financial services firm that specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York metropolitan area through teams of dedicated and experienced relationship managers. We offer a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank. References to Provident New York Bancorp, we, us, or the Company may signify the Bank, depending on the context.

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

Recent Developments

Consistent with our strategy of expanding within the greater New York metropolitan area, on April 4, 2013 we announced a merger agreement with Sterling Bancorp (NYSE: STL). We are working closely with Sterling Bancorp and continue to see tremendous opportunity in combining the two institutions. We are diligently planning all aspects of the integration through cross-functional teams from both organizations. We expect the merger will create a larger, more diversified company and will allow us to accelerate the build-out of our differentiated strategy targeting small-to-middle market commercial and consumer clients.

In the merger, which is a stock-for-stock transaction valued at approximately $344 million based on the closing price of Provident common stock on April 3, 2013, Sterling Bancorp shareholders will receive a fixed ratio of 1.2625 shares of Provident common stock for each share of Sterling Bancorp common stock. Upon closing, Provident shareholders will own approximately 53% of stock in the combined company, and Sterling Bancorp shareholders will own approximately 47%. On a pro forma combined basis, for the twelve months ended September 30, 2012, the companies had revenue of $253 million and $33 million in net income. Upon completion of the merger the combined company is expected to have approximately $6.7 billion in assets. The merger is expected to generate approximately $34 million in fully phased-in annual cost savings or approximately 18% of the expected combined expense total. The merger is expected to be accretive to Provident earnings per share in 2014, excluding the impact of the potential revenue enhancement opportunities. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the fourth calendar quarter of 2013. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

On July 2, 2013, Provident issued $100 million of 5.50% Senior Notes due 2018. We anticipate approximately $70 million of the proceeds will be contributed to Provident Bank as equity to support the activities and planned growth of the Bank on a stand alone basis and a combined basis once the merger with Sterling Bancorp is completed.

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Per Common Share Data
Earnings, basic	$0.15	$0.17	$0.46	$0.47
Earnings, diluted	0.15	0.17	0.45	0.47
Book value	10.83	11.73	10.83	11.73
Tangible book value (1)	7.01	7.39	7.01	7.39
Dividends declared per share	0.06	0.06	0.18	0.18
Performance Ratios (annualized)
Return on average assets	0.68%	0.80%	0.70%	0.76%
Return on average equity	5.18	5.65	5.40	5.38
Return on average tangible equity (1)	7.88	9.01	8.26	8.64
Core operating efficiency (1)	59.1	65.5	62.2	67.0
Balance Sheet Data (dollars in thousands)
Total assets	$3,824,429	$3,150,040	$3,824,429	$3,150,040
Total securities	1,065,724	885,433	1,065,724	885,433
Total loans	2,336,534	1,851,027	2,336,534	1,851,027
Allowance for loan losses	(28,374)	(27,587)	(28,374)	(27,587)
Total goodwill and intangible assets	169,318	164,579	169,318	164,579
Deposits	2,739,214	2,332,091	2,739,214	2,332,091
Borrowings	552,805	314,154	552,805	314,154
Stockholders’ equity	480,165	444,670	480,165	444,670
Tangible equity (1)	310,847	280,091	310,847	280,091
Income Statement Data (dollars in thousands)
Net interest income	$28,317	$24,082	$84,059	$71,225
Provision for loan losses	3,900	2,312	9,450	7,112
Non-interest income	6,581	7,979	21,092	23,126
Non-interest expense	21,789	21,162	67,674	63,173
Net income	6,376	6,209	19,925	17,627
Capital
Tangible equity as a % of tangible assets (1)	8.50%	9.38%	8.50%	9.38%
Asset Quality (dollars in thousands)
Non-performing loans (NPLs): non-accrual	$27,244	$41,048	$27,244	$41,048
Non-performing loans (NPLs): still accruing	4,216	3,450	4,216	3,450
Other real estate owned	4,376	7,292	4,376	7,292
Non-performing assets (NPAs)	35,836	51,790	35,836	51,790
Net charge-offs	3,070	2,512	9,358	7,442
Net charge-offs as a % of average loans (annualized)	0.54%	0.55%	0.57%	0.56%
NPLs as a % of total loans	1.35	2.40	1.35	2.40
NPAs as a % of total assets	0.94	1.64	0.94	1.64
Allowance for loan losses as a % of NPLs	90.2	62.0	90.2	62.0
Allowance for loan losses as a % of total loans	1.21	1.49	1.21	1.49
(1) See reconciliation of non-GAAP measure on page 57.

Summary
The key highlights as of and for the nine months ended June 30, 2013 included the following:

•	Net income of $19.9 million, which represents an increase of 13.0% compared to the nine months ended June 30, 2012.

•	Loan originations of $892.0 million.

•	Total loans reached $2.3 billion, representing growth of $217.1 million, or 13.7% annualized, compared to September 30, 2012.

•	Commercial & industrial and commercial real estate loans increased $247.6 million, or 23.3% annualized compared to September 30, 2012.

•	The allowance for loan losses to non-performing loans increased to 90.2% at June 30, 2013 from 71.0% at September 30, 2012.

•
Deposits declined $371.9 million at June 30, 2013 compared to September 30, 2012, due to a decline in municipal deposits given elevated levels of municipal deposits at the Company’s fiscal year end as a result of seasonal factors.

•
Return on average tangible equity, a non-GAAP measure, was 8.26% for the nine months ended June 30, 2013 compared to 8.64% for the nine months ended June 30, 2012 (see page 57 for non-GAAP reconciliation of return on tangible equity).

•	Return on average assets was 0.70% for the nine months ended June 30, 2013 compared to 0.76% for the nine months ended June 30, 2012.

•	The core operating efficiency ratio, a non-GAAP measure, improved to 62.2% for the nine months ended June 30, 2013 compared to 67.0% for the nine months ended June 30, 2012.

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total assets as of June 30, 2013 decreased $198.6 million or 4.94% from September 30, 2012 mainly related to a decrease in our cash balance of $328.8 million. Our cash balance at September 30, 2012 was elevated due to municipal tax collections that were subsequently drawn down.

Total securities decreased by $87.5 million, or 7.59%, to $1.1 billion at June 30, 2013 as compared to September 30, 2012. Securities represented 27.9% of total assets at June 30, 2013 compared to 28.7% at September 30, 2012. For the nine months ended June 30, 2013, securities purchases were $408.4 million, sales of securities were $263.1 million, and maturities, calls, and repayments were $193.1 million. During the third quarter of 2013, the 5-year Treasury benchmark rate increased from 0.77% September 30, 2012 to 1.41% at June 30, 2013 which decreased the fair value of our securities. As a result of the decrease in fair value and realized gains from the sale of available for sale securities, the unrealized gain on securities at September 30, 2012 of $25.4 million declined by $42.9 million and is an unrealized loss of $17.5 million at June 30, 2013. Securities gains net of OTTI losses were $5.6 million and net amortization of securities premiums was $2.3 million for the nine months ended June 30, 2013. We are focusing on growing our loan portfolio, reducing the proportion of securities as a percentage of our total earning assets and diversifying our securities portfolio through purchases of shorter duration securities including corporate securities and other credit sensitive assets. At June 30, 2013, the investment portfolio weighted average duration was 5.07 years and the yield was 2.38% and 2.33% for the three months and nine months ended June 30, 2013, respectively.

Gross loans as of June 30, 2013 were $2.3 billion, which represented a $217.1 million increase relative to September 30, 2012. Commercial real estate and commercial & industrial loans increased $247.6 million over the same period. The Company has expanded its market reach in the greater New York metropolitan area by deploying a team-based relationship and distribution strategy, which is allowing us to better serve our small to middle market commercial clients and is driving our loan growth. Including loans originated for sale, the Company originated $892.0 million in loans for the nine months ended June 30, 2013, while repayments were $589.5 million.

Credit Quality (also see Note 3 to the consolidated financial statements)

Loans acquired in connection with the acquisition of Gotham Bank in August 2012 were recorded at fair value at the date of acquisition. These loans totaled $152.8 million at June 30, 2013, of which $151.5 million continue to carry no allowance for loan losses, compared to $205.8 million at September 30, 2012. Factors that went into the determination of fair value of the acquired loans included adjustments related to interest rates and expected credit losses. There had been no amounts charged-off against this discount for the nine months ended June 30, 2013. None of the Gotham Bank acquired loans were considered purchased credit impaired loans at the acquisition date.

Our non-performing loans decreased $8.4 million during the nine months ended June 30, 2013 to $31.5 million. The decrease was mainly the result of a decline in non-performing acquisition development and construction (“ADC”) of $9.5 million, due to the efforts of our credit administration team. Partially offsetting this decline were increases in non-performing commercial real estate loans of $1.4 million and elevated levels of non-performing residential mortgage loans. Through nine months ended June 30, 2013, net charge-offs of residential mortgage loans were $2.3 million and the balance of non-performing residential mortgage loans was $10.0 million, which represented 31.8% of our non-performing loans. An extended time period is required to resolve loans in foreclosure processes, particularly in New York state where the majority of our portfolio is located.

Classified loans are loans rated substandard or lower in the Company’s risk rating system. Classified loans declined $26.5 million to $62.2 million at June 30, 2013 compared to $88.7 million at September 30, 2012. This represents 2.66% of the loan portfolio at June 30, 2013 compared to 4.18% of the loan portfolio at September 30, 2012.

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

The allowance for loan losses was $28.4 million at June 30, 2013 compared to $28.3 million at September 30, 2012. The allowance represented 1.21% of total loans at June 30, 2013 compared to 1.33% of total loans at September 30, 2012. The allowance as a percentage of total loans at June 30, 2013 declined from September 30, 2012 due to a lower required allowance given improvements in our classified assets and non-performing assets. In addition, the required allowance for newly originated commercial real estate loans is lower than for seasoned commercial real estate loans, which has an impact on our allowance for loan losses as a percentage of total loans given the increase in our loan balances through the nine months ended June 30, 2013.

The allowance for loan losses to non-performing loans equaled 90.2% at June 30, 2013, compared to 71.0% at September 30, 2012. Net charge-offs for the nine months ended June 30, 2013 were $9.4 million. The majority of charge-offs were driven by ADC loans, which totaled $3.0 million, and residential mortgage loans, which totaled $2.3 million. The ADC charge-offs were mainly related to the resolution of one significant relationship and the residential mortgage charge-offs were the result of updated appraisal information on certain under performing residential loans.

Loans transferred to foreclosed properties for the nine months ended June 30, 2013 were $2.5 million. This was offset by sales and write-downs of $4.5 million and resulted in a foreclosed properties balance of $4.4 million at June 30, 2013, compared to $6.4 million at September 30, 2012.

ADC loans declined $37.9 million to $106.2 million compared to $144.1 million at September 30, 2012. The Company expects it will continue to reduce ADC loan balances.

Deposits as of June 30, 2013 were $2.7 billion, a decrease of $371.9 million, or 12.0%, from September 30, 2012. As of June 30, 2013, transaction accounts were 40.9% of deposits, or $1.12 billion compared to $1.40 billion or 44.9% of deposits at September 30, 2012. As of June 30, 2013, savings deposits were $529.4 million, an increase of $22.8 million or 4.5% from September 30, 2012. Money market accounts decreased $87.4 million or 10.6% to $734.4 million at June 30, 2013. Certificates of deposit accounts decreased by $33.4 million or 8.6%.

Municipal deposits were $465.6 million at June 30, 2013 compared to $901.7 million at September 30, 2012. Municipal deposits reach peak volumes in connection with tax payments collected during the month of September. Excluding municipal deposits, deposits increased $64.2 million during the nine months ended June 30, 2013.

Borrowings increased by $207.6 million or 60.2%, from September 30, 2012 to $552.8 million, due primarily to an increase in short-term FHLB advances . The short-term advances were utilized principally to fund loan growth and a portion of the decline in municipal deposits. At June 30, 2013, the balance of the discount associated with our long-term FHLB borrowings that will accrete as additional interest expense over the remaining term of the borrowings was $438 thousand.

Stockholders’ equity decreased $11.0 million from September 30, 2012 to $480.2 million at June 30, 2013. This was principally the result of the decrease in accumulated other comprehensive income of $24.6 million due to the increase in interest rates, which caused the fair value of our available for sale securities to decline in value. Offsetting more than half of this decline was an increase in retained earnings of $11.9 million and treasury stock transactions of $1.7 million.

As of June 30, 2013, the Company had authorization to purchase up to an additional 776,713 shares of common stock; however, the Company has no plans to acquire any of its shares for the remainder of this fiscal year. The Bank’s Tier 1 leverage ratio was 8.49% at June 30, 2013. The Company’s tangible equity as a percentage of tangible assets was 8.50% at June 30, 2013 (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 57).

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

Net income for the three months ended June 30, 2013 was $6.4 million or $0.15 per diluted share, an increase of $167 thousand compared to $6.2 million or $0.17 per diluted share, for the three months ended June 30, 2012. Diluted earnings per share declined $0.02 due primarily to an increase in common shares outstanding as a result of the 6.3 million common shares the Company issued in August 2012 in connection with the Gotham acquisition. The primary factor contributing to the increase in net income for the current period was higher net interest income of $4.2 million or 17.6%. This increase in net interest income was offset by an increase of $1.6 million, or 68.7% in the provision for loan losses due principally to the growth of the loan portfolio; a decline of $1.4 million, or 18%, in non-interest income and an increase of $627 thousand, or 3% in non-interest expense.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended June 30,
	2013			2012
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$1,649,334	$20,027	4.87%	$1,206,759	$14,982	4.99%
Consumer loans	205,692	2,180	4.25	219,462	2,623	4.81
Residential mortgage loans	371,901	4,431	4.78	363,544	4,707	5.21
Total net loans(1)	2,226,927	26,638	4.80	1,789,765	22,312	5.01
Securities-taxable	909,312	4,189	1.85	778,782	4,224	2.18
Securities-tax exempt(2)	184,325	2,308	5.02	182,003	2,433	5.38
Federal Reserve balances	32,717	25	0.31	27,767	14	0.20
Other earning assets	25,374	241	3.81	18,776	214	4.58
Total securities and other earning assets	1,151,728	6,763	2.36	1,007,328	6,885	2.75
Total interest earning assets	3,378,655	33,401	3.97	2,797,093	29,197	4.20
Non-interest earning assets	366,701			336,865
Total assets	$3,745,356			$3,133,958
Interest bearing liabilities:
NOW deposits	$461,390	74	0.06%	$412,072	110	0.11%
Savings, club and escrow deposits	581,106	233	0.16	493,234	86	0.07
Money market deposits	777,857	456	0.24	697,342	540	0.31
Certificates of deposit	338,017	388	0.46	265,375	526	0.80
Total interest bearing deposits	2,158,370	1,151	0.21	1,868,023	1,262	0.27
Borrowings	440,579	3,125	2.84	320,237	3,001	3.77
Total interest bearing liabilities	2,598,949	4,276	0.66	2,188,260	4,263	0.78
Non-interest bearing deposits	625,684			483,589
Other non-interest bearing liabilities	26,674			20,153
Total liabilities	3,251,307			2,692,002
Stockholders’ equity	494,049			441,956
Total liabilities and equity	$3,745,356			$3,133,958
Net interest rate spread			3.31%			3.42%
Net earning assets	$779,706			$608,833
Net interest margin		29,125	3.46%		24,934	3.59%
Less tax equivalent adjustment(2)		(808)			(852)
Net interest income		$28,317			$24,082
Ratio of average interest earning assets to average interest bearing liabilities	130.0%			127.8%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended June 30, 2013 vs. 2012 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$5,414	$(369)	$5,045
Consumer loans	(155)	(288)	(443)
Residential mortgage loans	110	(386)	(276)
Securities-taxable	656	(691)	(35)
Securities-tax exempt(2)	32	(157)	(125)
Federal Reserve excess reserves	2	9	11
Other earning assets	49	(22)	27
Total interest income	6,108	(1,904)	4,204
Interest bearing liabilities:
NOW deposits	14	(50)	(36)
Savings, club and escrow deposits	18	129	147
Money market deposits	54	(138)	(84)
Certificates of deposit	123	(261)	(138)
Borrowings	974	(850)	124
Total interest expense	1,183	(1,170)	13
Net interest margin	4,925	(734)	4,191
Less tax equivalent adjustment(2)	11	(55)	(44)
Net interest income	$4,914	$(679)	$4,235

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the three months ended June 30, 2013 was $28.3 million, an increase of $4.2 million or 17.6%, compared to the same quarter of fiscal 2012. Gross interest income on a tax-equivalent basis of $33.4 million increased $4.2 million for the quarter ended June 30, 2013, principally the result of an increase in the average daily balance of commercial loans due to loans acquired from Gotham Bank and new loans originated by our commercial banking teams. Interest expense increased $13 thousand, primarily the result of increased levels of average interest bearing liabilities.

The Company’s net interest margin declined 13 basis points to 3.46% for the three months ended June 30, 2013 compared to 3.59% for the three months ended June 30, 2012. Total interest earning assets on a tax-equivalent basis yielded 3.97% for the third fiscal quarter of 2013 compared to 4.20% for the third fiscal quarter of 2012. The decline in net interest margin was due to a decline in the yield on total loans of 21 basis points, to 4.80% for the three months ended June 30, 2013, and a 39 basis points decline in the yield on total securities and other earning assets, which was 2.36% for the three months ended June 30, 2013. The decline in interest earning asset yields is reflective of the interest rate environment. The cost of interest bearing liabilities declined 12 basis points to 66 basis points for the third fiscal quarter of 2013 compared to 78 basis points for the third fiscal quarter of 2012. The decline was due mainly to maturities of higher cost certificates of deposit repricing to current market rates and a reduction in the average rate paid on borrowings, which was caused by an increase in lower cost overnight borrowings used to fund loan growth.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $3.9 million in provision for loan losses for the quarter ended June 30, 2013 compared to $2.3 million at June 30, 2012, an increase of $1.6 million. The increase in the provision for loan losses is primarily attributable to $217.1 million increase in the loan portfolio between the periods. Please see the “Credit Quality” section for a discussion of the metrics associated with our loan portfolio.

Non-interest income for the three months ended June 30, 2013 decreased by $1.4 million or 17.5% to $6.6 million compared to third quarter of fiscal 2012. The decline in non-interest income was primarily the result of lower net gain on sale of securities of $467 thousand and lower investment management and title insurance fees of $373 thousand. In fiscal 2012 we sold the assets of our former subsidiaries that were active in title insurance and investment management businesses. During the third fiscal quarter of 2013, our new title insurance and investment management initiatives gained momentum and contributed $678 thousand to our non-interest income for the quarter. We expect both of these initiatives will allow us to drive growth in non-interest income. Other factors that contributed to the decline in non-interest income for the three months ended June 30, 2013 were lower gain on sale of loans of $149 thousand and lower deposit fees and services charges of $201 thousand.

Non-interest expense for the three months ended June 30, 2013 increased $627 thousand to $21.8 million, which represented a 3.0% increase compared to the same period in 2012. Merger-related expenses increased $1.1 million to $1.5 million for the three months ended June 30, 2013; these increased expenses were incurred in connection with our pending merger with Sterling Bancorp.
We also incurred an increase in compensation and benefits expense of $475 thousand due to an increase in personnel given the Gotham acquisition and the hiring of commercial banking teams. Partially offsetting these increases were decreases in foreclosed property expense of $456 thousand to $28 thousand of income for the three months ended June 30, 2013. Foreclosed property expense was comprised of a $146 thousand gain on sale of properties net of write-downs and expenses associated with owning properties of $118 thousand. Professional fees also declined in the period by $602 thousand based on lower foreclosure and loan collection costs as well as investment management professional fees that are no longer incurred due to our exit from our prior investment management business in fiscal 2012.

Income tax expense increased $455 thousand to $2.8 million for the three months ended June 30, 2013, compared to $2.4 million for the period ended June 30, 2012. The effective tax rate was 30.8% for the three months ended June 30, 2013 compared to 27.7% for the three months ended June 30, 2012. Our effective tax rate for the three months ended June 30, 2013 reflects our expectation of an increase in current and anticipated merger-related expense that we believe will not be tax deductible; however, the amount and timing of future merger-related expenses is difficult to predict and these increased expenses may have an impact on the Company’s pre-tax income and the proportion of tax exempt income as a percentage of total pre-tax income. This may reduce the effective tax rate in future periods.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and June 30, 2012

Net income for the nine months ended June 30, 2013 was $19.9 million or $0.45 per diluted share, an increase of $2.3 million compared to $17.6 million or $0.47 per diluted share, for the nine months ended June 30, 2012. Diluted earnings per share declined $0.02 due primarily to an increase in common shares outstanding as a result of the 6.3 million common shares the Company issued in August 2012 in connection with the Gotham acquisition. The primary factor contributing to the increase in earnings for the current period was higher net interest income of $12.8 million or 18.0%. Partially offsetting the increase in net interest income was a $2.3 million , or 32.9% increase in the provision for loan losses, a $2.0 million reduction in non-interest income and a $4.5 million, or 7.1% increase in non-interest income expense of.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the nine months ended June 30,
	2013			2012
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$1,603,027	$60,176	5.02%	$1,157,067	$43,828	5.06%
Consumer loans	209,090	6,735	4.31	223,588	7,716	4.61
Residential mortgage loans	362,651	13,176	4.86	376,653	15,070	5.34
Total net loans(1)	2,174,768	80,087	4.92	1,757,308	66,614	5.06
Securities-taxable	943,809	12,761	1.81	758,050	12,629	2.23
Securities-tax exempt(2)	180,082	6,841	5.08	190,863	7,622	5.33
Federal Reserve balances	67,448	167	0.33	42,748	86	0.27
Other earning assets	21,626	696	4.30	18,891	641	4.53
Total securities and other earning assets	1,212,965	20,465	2.26	1,010,552	20,978	2.77
Total interest earning assets	3,387,733	100,552	3.97	2,767,860	87,592	4.23
Non-interest earning assets	396,751			341,413
Total assets	$3,784,484			$3,109,273
Interest bearing liabilities:
NOW deposits	$479,424	323	0.09%	$400,263	380	0.13%
Savings, club and escrow deposits	562,465	744	0.18	467,399	233	0.07
Money market deposits	854,521	2,039	0.32	642,674	1,368	0.28
Certificates of deposit	358,148	1,766	0.66	284,343	1,811	0.85
Total interest bearing deposits	2,254,558	4,872	0.29	1,794,679	3,792	0.28
Borrowings	377,417	9,227	3.27	363,038	9,907	3.65
Total interest bearing liabilities	2,631,975	14,099	0.72	2,157,717	13,699	0.85
Non-interest bearing deposits	638,726			495,856
Other non-interest bearing liabilities	20,690			18,233
Total liabilities	3,291,391			2,671,806
Stockholders’ equity	493,093			437,467
Total liabilities and equity	$3,784,484			$3,109,273
Net interest rate spread			3.25%			3.38%
Net earning assets	$755,758			$610,143
Net interest margin		86,453	3.41%		73,893	3.57%
Less tax equivalent adjustment (2)		(2,394)			(2,668)
Net interest income		$84,059			$71,225
Ratio of average interest-earning assets to average interest bearing liabilities	128.7%			128.3%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the nine months ended June 30, 2013 vs. 2012 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$16,700	$(352)	$16,348
Consumer loans	(490)	(491)	(981)
Residential mortgage loans	(554)	(1,340)	(1,894)
Securities-taxable	2,775	(2,643)	132
Securities-tax exempt(2)	(427)	(354)	(781)
Federal Reserve excess reserves	59	22	81
Other earning assets	75	(20)	55
Total interest income	18,138	(5,178)	12,960
Interest-bearing liabilities:
NOW deposits	72	(129)	(57)
Savings, club and escrow deposits	59	452	511
Money market deposits	468	203	671
Certificates of deposit	411	(456)	(45)
Senior debt	(376)	(377)	(753)
Borrowings	1,015	(942)	73
Total interest expense	1,649	(1,249)	400
Net interest margin	16,489	(3,929)	12,560
Less tax equivalent adjustment(2)	(148)	(126)	(274)
Net interest income	$16,637	$(3,803)	$12,834

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income for the nine months ended June 30, 2013 was $84.1 million, an increase of $12.8 million, or 18.0%, compared to the nine months ended June 30, 2012. Interest income on a tax-equivalent basis of $100.6 million increased $13.0 million for the nine months ended June 30, 2013 compared to the same period in fiscal 2012. The increase in interest income on a tax-equivalent basis was principally the result of an increase in the average daily balance of commercial loans, driven by new loans originated by our banking teams and our August 2012 acquisition of Gotham Bank. Interest expense increased by $400 thousand primarily the result of increased levels of municipal money market deposits. Municipal deposits reach their peak volume in September, which resulted in increased average balances outstanding that were held at September 30, 2012 in transaction accounts and then were subsequently moved to interest bearing accounts. By June 30, 2013, a substantial portion of these deposits had been withdrawn; however, this increase had an impact on average deposit balances for the nine month period.

The Company’s net interest margin declined 16 basis points to 3.41% for the nine months ended June 30, 2013 compared to 3.57% for the nine months ended June 30, 2012. Total interest earning assets on a tax-equivalent basis yielded 3.97% for the first nine months of fiscal 2013 compared to 4.23% for the first nine months of fiscal 2012, principally due to a decrease of 52 basis points in the weighted average yield on our investment securities and a 48 basis points decline in the weighted average yield on our residential mortgage loans, both of which declined due to changes in market interest rates. The cost of interest bearing deposits increased 1 basis point to 29 basis points for the first nine months of fiscal 2013. The increase was mainly the result of an increase in the average volume and cost of money market accounts.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The Company recorded $9.5 million in loan loss provisions for the nine month period ended June 30, 2013 compared to $7.1 million for the nine month period ended June 30, 2012, an increase of $2.3 million. Please see the “Credit Quality” section for a discussion of the metrics associated with our loan portfolio.

Non-interest income for the nine months ended June 30, 2013 decreased by $2.0 million; this represented an 8.8% decrease to $21.1 million compared to the nine months ended June 30, 2012. Non-interest income declined mainly due to a $1.7 million reduction in net gain on sale of securities. Also contributing to the decline was $627 thousand in lower investment management fees, which was discussed above in “Comparison of Operating Results for the three months ended June 30, 2013 and June 30, 2012 - Non-interest income.” Partially offsetting these declines were higher gain on sale of loans of $214 thousand and other loan fees included in other non-interest income, which increased by approximately $644 thousand due to higher levels of loan servicing fees and other miscellaneous loan fees increased loan origination volumes.

Non-interest expense for the nine months ended June 30, 2013 increased by 7.1% or $4.5 million, to $67.7 million compared to the same period in 2012. The increase in non-interest expense was principally the result of additional compensation and benefits expense of $2.3 million and a $689 thousand increase in occupancy and office operation expense both of which are related to the hiring of new banking teams; an increase of $127 thousand in foreclosed property expense as we exited non-performing assets; and a $841 thousand increase in stock-based compensation expense due to grants awarded to management and directors.

Income tax expense increased $1.7 million to $8.1 million for the nine months ended June 30, 2013, compared to $6.4 million for the nine month period ended June 30, 2012. The effective tax rate was 28.9% for the nine months ended June 30, 2013 compared to 26.8% for the nine months of fiscal 2012. The increase in the effective tax rate is attributable to higher pre-tax earnings and a reduction in the proportion of tax-exempt earnings from investment securities and bank owned life insurance.

The Company provides supplemental reporting of non-GAAP measures as management believes this information is useful to investors.

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Reconciliation of return on average tangible equity (dollars in thousands):
Average stockholders’ equity	$494,049	$441,956	$493,093	$437,467
Average goodwill and other amortizable intangibles	(169,509)	(164,751)	(170,767)	(165,053)
Average tangible stockholders’ equity	324,540	277,205	322,326	272,414
Net income	6,376	6,209	19,925	17,627
Net income (annualized)	25,574	24,972	26,640	23,546
Return on average tangible equity	7.88%	9.01%	8.26%	8.64%

Reconciliation of the core operating efficiency ratio (dollars in thousands) :
Net interest income	$28,317	24,082	$84,059	$71,225
Non-interest income	6,581	7,979	21,092	23,126
Total net revenues	34,898	32,061	105,151	94,351
Tax equivalent adjustment on securities interest income	808	852	2,394	2,668
Net gain on sale of securities	(1,945)	(2,412)	(5,590)	(7,300)
Net gain on sale of fixed assets	—	—	(5)	(5)
Other than temporary loss on securities	—	6	32	44
Other (other gains and fair value loss on interest rate caps)	—	14	1	57
Core total revenues	33,761	30,521	101,983	89,815
Non-interest expense	21,789	21,162	67,674	63,173
Merger-related expense	(1,516)	(451)	(2,058)	(997)
Foreclosed property expense	28	(428)	(1,172)	(1,045)
Amortization of intangible assets	(337)	(283)	(986)	(911)
Core non-interest expense	19,964	20,000	63,458	60,220
Core operating efficiency ratio	59.1%	65.5%	62.2%	67.0%
The core operating efficiency ratio reflects total revenues inclusive of the tax equivalent adjustment on municipal securities and excludes securities gains, other than temporary impairments and other adjustments shown above. Core non-interest expense is adjusted to exclude the effect of foreclosed property expense, merger-related expense, and amortization of intangible assets.

			June 30,
			2013	2012
Reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio (dollars in thousands):
Total assets			$3,824,429	$3,150,040
Goodwill and other amortizable intangibles			(169,318)	(164,579)
Tangible assets			3,655,111	2,985,461
Stockholders’ equity			480,165	444,670
Goodwill and other intangible assets			(169,318)	(164,579)
Tangible stockholders’ equity			310,847	280,091
Shares of common stock outstanding at period end			44,353,276	37,899,007
Tangible equity as a % of tangible assets			8.50%	9.38%
Tangible book value per share			$7.01	$7.39

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the nine months ended June 30, 2013 and 2012, our loan originations totaled $892.0 million and $604.4 million, respectively. Purchases of securities available for sale totaled $324.5 million and $338.5 million for the nine months ended June 30, 2013 and 2012, respectively. Purchases of securities held to maturity totaled $83.9 million and $83.6 million for the nine months ended June 30, 2013 and 2012, respectively. These activities were funded primarily by sales of securities, borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $291.3 million at June 30, 2013 and unused lines of credit granted to customers were $103.6 million at June 30, 2013. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $60.4 million and $59.0 million at June 30, 2013 and September 30, 2012, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net change in total deposits was a decrease of $371.9 million and an increase of $35.4 million for the nine months ended June 30, 2013 and 2012, respectively. The decline in the first nine months of the 2013 fiscal year is principally related to seasonal fluctuations in municipal deposits, which generally peak in September and are subsequently withdrawn. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide a full range of services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

The Bank has substantial liquidity. In addition to the liquidity on our Statement of Financial Condition, Provident Bank has access to additional sources of funds through the FHLB. Borrowings from FHLB and other borrowings totaled $552.8 million at June 30, 2013. At June 30, 2013, we had the ability to borrow an additional $399.3 million under our credit facilities with the FHLB by pledging securities not required to be pledged for other purposes. Further, at June 30, 2013 we had $110.7 million in brokered deposits, which are included above, and have relationships with several brokers to access these low cost sources of funding should conditions warrant.

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

On July 2, 2013, Provident issued $100 million of 5.50% Senior Notes due 2018. We anticipate approximately $70 million of the proceeds will be contributed to Provident Bank as equity to support the activities and planned growth of the Bank on a stand alone basis and a combined basis once the merger with Sterling Bancorp is completed.

The Company declared a dividend of $0.06 per share payable on August 15, 2013 to stockholders of record on August 5, 2013.

The following table sets forth the Bank’s regulatory capital position at June 30, 2013 and September 30, 2012, compared to current OCC requirements:

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Tier 1 leverage	$311,507	8.49%	$146,816	4.00%	$183,520	5.00%
Risk-based capital:
Tier 1	311,507	11.82	—	—	158,149	6.00
Total	340,077	12.90	210,865	8.00	263,581	10.00
September 30, 2012
Tier 1 leverage	$289,441	7.50%	$153,469	4.00%	$191,836	5.00%
Risk-based capital:
Tier 1	289,441	12.10	—	—	143,085	6.00
Total	317,929	13.30	190,780	8.00	238,475	10.0

The Bank’s capital levels are above current regulatory capital requirements to be considered well-capitalized.

In July 2013, Provident Bank’s primary federal regulator, the Office of the Comptroller of the Currency, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions and bank holding companies, including Provident Bank, compared to the current U.S. risk-based capital rules. These Basel III Capital Rules will also be applicable to the parent company upon completion of our announced merger with Sterling Bancorp as we will become a bank holding company. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Basel III Capital Rules also address changes to risk-weighting of assets and other issues affecting the denominator in regulatory capital and replace the existing risk-weighting approach, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Provident Bank and the Company on January 1, 2015 (subject to a phase-in period for full compliance through January 1, 2019). Management is currently assessing the impact of the Basel III Capital Rules on the Company’s and Provident Bank’s regulatory capital ratios.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2013, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$522,241	$(56,744)	(9.8)%	$120,615	$8,135	7.2%
+200	546,913	(32,072)	(5.5)	117,319	4,839	4.3
+100	569,737	(9,248)	(1.6)	114,642	2,162	1.9
0	578,985	—	—	112,480	—	—
-100	579,576	591	0.1	105,589	(6,891)	(6.1)

The table set forth above indicates that at June 30, 2013, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 5.5% decrease in EVE and a 4.3% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first three quarters of fiscal year 2013, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 13 basis points from 0.23% to 0.36% at the end of the third quarter of fiscal year 2013 while the yield on U.S. Treasury 10-year notes increased 87 basis points from 1.65% to 2.52% over the same nine month period. The greater increase in yield on longer term maturities resulted in the 2-10 year treasury yield curve steepening at the end of the third quarter of fiscal 2013 relative to the beginning of the fiscal year. During the third quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so until the unemployment rate and inflation expectations reach certain thresholds. The FOMC further stated that it viewed these thresholds as consistent with its earlier date-based guidance. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in short-term margin compression environment. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

Item 4.	Controls and Procedures
The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of two previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at June 30, 2013.  Steps being undertaken to remediate these weaknesses are discussed below.

Changes in Internal Controls

On December 5, 2012, the Company appointed a new Principal Financial Officer.  On January 2, 2013 the Company appointed a new Chief Accounting Officer and Controller.  The Company engaged an independent national public accounting firm that assisted the Company in implementing a systematic process and procedures to enable the Company to maintain effective internal controls over the provision for income taxes and deferred taxes, which resulted in the material weaknesses discussed above.  The Company has also commenced implementation of enhancements to its internal controls over financial reporting related to pension accounting in fiscal 2013.  The Company believes the steps taken to remediate these weaknesses are appropriate and the Company expects them to be fully remediated by the end of the Company’s 2013 fiscal year.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Note 7 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of the Company’s most recent annual report on Form 10-K and the risk factors discussed under Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

On April 4, 2013, the company announced it had entered into a merger agreement with Sterling Bancorp. In connection with the execution of that agreement, the Company supplemented the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K in its Quarterly Report on Form 10-Q for the period ended March 31, 2013. There has been no material change in risk factors since March 31, 2013, except as follows:

Pending litigation against Sterling and Provident could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages.
In connection with the merger, purported Sterling shareholders have filed putative shareholder class action lawsuits against Sterling, the members of the Sterling board of directors and Provident. Among other remedies, the plaintiffs seek to enjoin the merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Provident and Sterling, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Provident, Sterling and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect Provident’s business, financial condition, results of operations and cash flows.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, Provident and Sterling must obtain approvals from the Federal Reserve Board and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party and other factors. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger. Regulatory approvals could also be impacted based on the status of any ongoing investigation of either party or its customers, including subpoenas to provide information or investigations, by a federal, state or local governmental agency. Provident has received a subpoena from the United States Attorney for the Southern District of New York requesting information in respect of an investigation of certain of Provident’s communications and transactions with state and local government agencies. Provident has complied with this subpoena and is fully cooperating in this matter, and has been informed that there is no continuing investigation relating to Provident.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

	Total number of shares (or units) Purchased (1)	Average price paid per share (or Unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of Shares (or Units) that may yet be purchased under the plans or programs (2)
Period (2013)
April 1 - April 30	—	$—	—	776,713
May 1 - May 31	—	—	—	776,713
June 1 - June 30	—	—	—	776,713
Total	—	$—	—

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

Provident New York Bancorp

Date:	August 8, 2013	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)