Form 10-K
period 2013-09-30
STERLING BANCORP
filed 2013-12-09
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013 Commission File Number: 001-35385
________________________
STERLING BANCORP
(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Cumulative Trust Preferred Securities 8.375% (Liquidation Amount $10 per Preferred Security) of Sterling Bancorp Trust I and Guarantee of Sterling Bancorp with respect thereto	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2013 was $294,182,103
As of December 5, 2013 there were 83,867,873 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2013.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
September 30, 2013

PART I

ITEM 1.	Business

Sterling Bancorp
Sterling Bancorp (“Sterling” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”). At September 30, 2013, the Company had, on a consolidated basis, $4.0 billion in assets, $3.0 billion in deposits and stockholders’ equity of $482.9 million. As of September 30, 2013, the Company had 44,351,046 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp completed its acquisition of Sterling Bancorp (“Legacy Sterling”). In connection with the merger, Provident New York Bancorp completed the following corporate actions:

•	Legacy Sterling merged with and into Provident New York Bancorp. Provident New York Bancorp was the accounting acquirer and the surviving entity.

•
Provident New York Bancorp changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended.

•	Provident Bank converted to a national bank charter.

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank.

•	Provident Municipal Bank merged into Sterling National Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of Provident New York Bancorp common stock on October 31, 2013. Under the terms of the Merger, each share of Legacy Sterling was converted into the right to receive 1.2625 shares of Provident New York Bancorp common stock. Consistent with our strategy of expanding in the greater New York metropolitan region, we believe the Merger creates a larger, more diversified company that will accelerate the build-out of our differentiated strategy targeting small-to-middle market commercial clients and consumers. See additional disclosure regarding the Merger with Sterling Bancorp in Note 22. Subsequent Events to the consolidated financial statements.

As of June 30, 2013, the date of Legacy Sterling’s last publicly available financial statements, Legacy Sterling had total assets of $2.7 billion, total loans including loans held for sale of $1.8 billion, and total deposits of $2.2 billion.

Sterling National Bank
The Bank is a growing full-service bank founded in 1888. Headquartered in Montebello, New York, the Bank is the principal subsidiary of the Company and accounts for substantially all of the Company’s consolidated assets and net income. As of September 30, 2013, the Bank had $4.0 billion in assets, $3.0 billion in deposits and 477 full-time equivalent employees. The Bank specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York metropolitan region through 16 teams of dedicated relationship managers and 34 full-service financial centers.

Subsidiaries
The Company and the Bank maintain a number of wholly-owned subsidiaries, including two real estate investment trusts that hold real estate mortgage loans, several subsidiaries that hold foreclosed properties acquired by the Bank, a Vermont captive insurance company and other subsidiaries that have an immaterial impact on the financial condition or results of operations of the Company.

Senior Notes Capital Raise
In connection with the Merger, the Company completed the offering of $100 million of its senior notes due 2018 (the “Senior Notes”) on July 2, 2013. The Senior Notes, which bear interest at 5.50% annually, were issued under an indenture dated July 2, 2013 (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Senior Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”).

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

Additional Information
Sterling’s website (www.sterlingbancorp.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission (“SEC”), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Sterling’s website is not part of this Annual Report on Form 10-K.

Forward-Looking Statements
From time to time the Company has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K also includes forward-looking statements. With respect to all such forward-looking statements, you should review our risk Factors discussion in Item 1A. Risk Factors and our Cautionary Statement Regarding Forward-Looking Information included in Item 7.

Strategy
The Company operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in its market area. The Company seeks to differentiate itself by focusing on the following principles:

•	Prioritize client relationships over transactions.

•	Compete on service experience versus price superiority.

•	Deploy a single point of contact, holistic view of the client relationship.

•	Focus on defined customer segments and geographic markets.

•	Maximize efficiency through a technology enabled low-cost operating platform.

•	Maintain strong risk management systems.

Our strategic objectives include generating sustainable growth in revenues and earnings by expanding client acquisitions, improving asset quality and increasing operating efficiency. To achieve these goals we are: 1) focusing on high value client segments; 2) expanding our delivery and distribution channels; 3) creating a high productivity performance culture; 4) closely monitoring operating costs; and 5) proactively managing enterprise risk.

We focus on delivering products and services to small-to-middle market commercial businesses and affluent consumers.  We believe that this is a client segment that is undeserved by larger bank competitors in our market area.

The Bank targets the following geographic markets: the New York Metro Market, which includes Manhattan and Long Island; and the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small-to-middle market businesses in our footprint exceeds 550 thousand.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers that are responsible for all aspects of the client relationship and delivery of our products and services. A significant portion of the Bank’s growth in 2013 was driven by the recruitment of new teams. As of September 30, 2013, the Bank had 16 commercial banking teams. We expect to continue to grow deposits and loan balances through the addition of new teams.

The Bank focuses on building broad client relationships by providing superior customer service allowing us to gather low cost, core deposits and originate high quality loans. The Bank maintains a disciplined pricing strategy on deposits that allows us to compete for loans while maintaining an appropriate spread over funding costs. We offer diverse loan products to commercial businesses, real estate owners, developers and consumers. In 2013, we continued to emphasize growth in our commercial loan balances;  as a result, we believe that we have developed a high quality, diversified loan portfolio with a favorable mix of loan types, maturities and yields.

The Company augments organic growth with opportunistic acquisitions. Between fiscal 2002 and August 2012, the Company completed six acquisitions, including: National Bank of Florida in 2002; Ellenville National Bank in 2004; Warwick Community Bancorp in 2005; a branch office of HSBC Bank USA in 2005; Hudson Valley Investment Advisors in 2007; and Gotham Bank of New York in August 2012. On October 31, 2013, the Company completed the acquisition of Legacy Sterling. These acquisitions have supported the expansion of the Company into attractive markets and diversified businesses. See additional disclosure of our acquisitions in Note 2. Acquisitions and Note 22. Subsequent Events to the consolidated financial statements.

Lending Activities
General. Our commercial banking teams focus on the origination of commercial real estate loans and commercial & industrial loans. We also originate residential mortgage loans and consumer loans such as home equity lines of credit, homeowner loans and personal loans in our market area. We sell many of the residential mortgage loans we originate and we enter into loan participations in some commercial loans for portfolio management purposes.

Commercial Real Estate Lending. We originate real estate loans secured predominantly by first liens on commercial real estate. The underlying collateral of our commercial real estate loans consists of multi-family properties, retail properties including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent we originate commercial real estate loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. At September 30, 2013, loans secured by commercial real estate totaled $1.3 billion, or 52.9% of our total loan portfolio. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans have a term of ten years and are structured as five-year fixed rate loans with a rate adjustment for the second five-year period or as ten-year fixed-rate loans. Amortization on these loans is typically based on 20 to 25 year terms with balloon maturities generally in five or ten years. Interest rates on commercial real estate loans generally range from 200 basis points to 300 basis points above a reference index.

In the underwriting of commercial real estate loans, we generally lend up to 75% of the appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the projected net cash flow to the debt service requirement (generally targeting a minimum ratio of 120%), computed after deductions for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower, except for loans secured by multi-family properties. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

Commercial real estate loans typically involve significant loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and may be subject to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is a significant tenant, repayment experience also depends on the successful operation of the borrower’s underlying business.

Commercial & Industrial Lending. We make various types of secured and unsecured commercial & industrial loans to businesses in our market area for the purpose of financing working capital, the acquisition of equipment, business expansion, and other business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2013, we had commercial & industrial loans outstanding with an aggregate balance of $439.8 million, or 18.2% of our total loan portfolio.

Underwriting of a commercial & industrial loan is based on an assessment of the applicant’s willingness and ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. This includes an evaluation of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Residential Mortgage Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate ( “ARM”) residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $4.0 million that are fully amortizing with monthly or bi-weekly loan payments. Our residential mortgage loan portfolio totaled $400.0 million, or 16.6% of our total loan portfolio at September 30, 2013.

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417 thousand in many locations in the continental U.S. and are $625.5 thousand in high-cost areas such as New York City and surrounding counties in which we originate the majority of our residential mortgage loans. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. In order to manage our exposure to rising interest rates, we sell the majority of our conforming fixed rate residential mortgage loans to government sponsored entities such as Fannie Mae and Freddie Mac. We realized proceeds from the sale of residential mortgage loans totaling $94.1 million and $79.1 million for the fiscal years ended September 30, 2013 and 2012, respectively.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. These loans are generally intended to be held in our residential mortgage loan portfolio. Our bi-weekly residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. We retain the servicing rights on a majority of loans sold. As of September 30, 2013, loans serviced for others, excluding loan participations, totaled $249.0 million. Effective October 1, 2013, we transferred the servicing function for residential mortgage loans we own and service for others to a nationally recognized mortgage loan servicer. We anticipate the transfer will have a neutral to modestly positive impact on operating expenses and will better position the Company to grow its residential mortgage lending business.

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

We require title insurance on all of our residential mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. Residential mortgage loans generally are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

Acquisition, Development and Construction Lending. We originate acquisition, development and construction (“ADC”) loans to builders in our market area. Since 2011, the Company has deemphasized this lending activity and we currently originate ADC loans on an exception basis. ADC loans totaled $102.5 million, or 4.2% of our total loan portfolio at September 30, 2013.

ADC loans help finance the purchase of land intended for further development, including single-family homes, multi-family housing, and commercial income properties. In some cases, we have made an acquisition loan before the borrower received approval to develop the land as planned; however, we did not originate any such loans in fiscal 2013. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although higher loan-to-value ratios may be allowed for certain borrowers we deem to be lower risk. We also fund development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan amount is generally limited to the cost of the improvements plus limited approval of soft costs subject to an overall loan-to-value limitation. In general, we do not originate loans with interest reserves. Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile are maintained by restricting the number of model or speculative units in each project.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans generally depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Consumer Lending. We originate a variety of consumer loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2013, consumer loans totaled $193.6 million or 8.1% of the total loan portfolio.

We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of September 30, 2013, homeowner loans totaled $29.1 million or 1.2% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $157.3 million, or 6.5% of our total loan portfolio at September 30, 2013, with $99.6 million remaining undisbursed.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Residential mortgage	$400,009	16.6%	$350,022	16.5%	$389,765	22.9%	$434,900	25.5%	$460,728	27.0%
Commercial real estate	1,277,037	52.9	1,072,504	50.6	703,356	41.4	579,232	34.0	546,767	32.1
Commercial & industrial	439,787	18.2	343,307	16.2	209,923	12.3	217,927	12.8	242,629	14.2
Acquisition, development & construction	102,494	4.2	144,061	6.8	175,931	10.3	231,258	13.6	201,611	11.9
Total commercial loans	1,819,318	75.3	1,559,872	73.6	1,089,210	64.0	1,028,417	60.4	991,007	58.2
Consumer	193,571	8.1	209,578	9.9	224,824	13.1	238,224	14.1	251,522	14.8
Total loans	2,412,898	100.0%	2,119,472	100.0%	1,703,799	100.0%	1,701,541	100.0%	1,703,257	100.0%
Allowance for loan losses	(28,877)		(28,282)		(27,917)		(30,843)		(30,050)
Total loans, net	$2,384,021		$2,091,190		$1,675,882		$1,670,698		$1,673,207

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at September 30, 2013.

	Residential mortgage		Commercial real estate		Commercial & industrial		Acquisition, development & construction		Consumer		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Maturing within:
< 1 year	$5,923	4.63%	$69,858	4.96%	$147,755	4.96%	$40,336	4.48%	$4,105	13.48%	$267,977	4.43%
2-5 years	21,802	4.53	329,997	4.66	110,768	4.66	44,158	4.52	6,760	6.96	513,485	4.52
> 5 years	372,284	4.57	877,182	4.48	181,264	4.48	18,000	3.09	182,706	4.29	1,631,436	4.42
Total loans	$400,009	4.57%	$1,277,037	4.55%	$439,787	4.55%	$102,494	4.25%	$193,571	4.58%	$2,412,898	4.44%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage	$229,263	$164,823	$394,086
Commercial real estate	615,491	591,688	1,207,179
Commercial & industrial	140,129	151,903	292,032
Acquisition, development & construction	8,644	53,514	62,158
Total commercial loans	764,264	797,105	1,561,369
Consumer	34,757	154,709	189,466
Total loans	$1,028,284	$1,116,637	$2,144,921

Loan Approval/Authority and Underwriting. The Board of Directors has established the Credit Risk Committee (the “CRC”) to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components, assists in the development of strategic initiatives to enhance portfolio performance, and considers matters for approval and recommendation to the Board of Directors.

The Management Credit Committee (the “MCC”) consists of the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, and other senior lending personnel. The MCC is authorized to approve loans within the existing policy limits established by the Board of Directors. For loans that are not within policy guidelines but are nonetheless deemed desirable, the MCC may recommend approval to the CRC, which in turn may recommend approval to the Board.

The MCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authorities are for credit secured small business loans up to $250,000 and up to $500,000 if secured by residential property. Two loan officers with sufficient authority acting together may approve loans up to $3 million.

We have established a risk rating system for our commercial & industrial loans, commercial real estate loans and ADC loans. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are assessed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based on the rating of the loan. The majority of our loans fall into four categories. The maximum for the best-rated borrowers is $20 million, $15 million for the next group of borrowers, $12 million for the third group and $6 million for the last group. Sub-limits apply based on reliance on any single property, and for commercial business loans. On occasion, the Board of Directors may approve higher exposure limits for loans to one borrower in an amount not to exceed the legal lending limit of the Bank. The Board may also authorize the Chief Risk Officer, or Management Credit Committee to approve loans for specific borrowers up to a designated Board approved limit in excess of the policy limit, for that borrower.

In connection with our residential mortgage and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, appraisals may not be required for loans under $250,000 or in other limited circumstances. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $100,000, such as home equity lines of credit and homeowner loans and in connection with certain residential mortgage refinances.

Loan Origination Fees and Costs. In addition to interest earned on loans, we may collect loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the marketplace, which in turn respond to the demand and availability of funding. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan using the level yield method. Deferred loan origination costs (net of deferred fees) were $1.2 million at September 30, 2013.

To the extent that originated residential mortgage loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale. The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $2.0 million are included in other assets at September 30, 2013.

Loans to One Borrower. At September 30, 2013, our five largest aggregate amounts loaned to any one borrower and certain related interests (including any unused lines of credit) consisted of secured and unsecured financing of $24.8 million, $24.0 million, $22.6 million, $21.2 million and $18.0 million. In addition, we have 52 relationships with an amount loaned of $10 million or more, with an aggregate exposure of $706.5 million. See “Regulation — Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets
Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. A late payment notice is generated after the 16th day of the loan payment due date requesting the payment due plus any late charge assessed. Legal action, notwithstanding ongoing collection efforts, is generally initiated after 90 days of the original due date for failure to make payment. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures vary depending on individual circumstances.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when full payment of principal or interest is in doubt, or when either principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed against interest income. Interest payments received on non-accrual loans are generally applied to the principal balance of the outstanding loan. However, based on an assessment of the borrower’s financial condition and payment history, an interest payment may be applied to interest income on a cash basis. Appraisals are performed at least annually on classifieds loans. At September 30, 2013, we had non-accrual loans of $22.8 million, and we had $4.1 million of loans 90 days past due and still accruing interest which were well secured and in the process of collection. At September 30, 2012, we had non-accrual loans of $35.4 million and $4.4 million of loans 90 days past due and still accruing interest.

Impaired Loans. A loan is impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are based on one of three measures — the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Company may write-down a portion of the loan against the allowance for loan losses or a portion of the allowance for loan losses may be allocated so that the loan is reported net of its specific allowance. Impaired loans generally include a portion of classified loans, non-performing loans and accruing and performing troubled debt restructured loans. At September 30, 2013, we had $36.8 million in impaired loans with $1.6 million in specific allowances.

Troubled Debt Restructuring. The Company has formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by accounting principles generally accepted in the U.S., the loan is considered a troubled debt restructuring (“TDR”), which are also considered impaired loans. Nearly all of these loans are secured by real estate. Total TDRs were $26.1 million at September 30, 2013, of which $2.2 million were non-accrual and $23.9 million were performing according to terms and still accruing interest income. TDRs still accruing interest income are loans modified for borrowers that are experiencing one or more financial difficulties and are still performing in accordance with the terms of their loan prior to the modification. Loan modifications include actions such as extension of maturity date or the lowering of interest rates and monthly payments. Commitments to lend additional funds to borrowers with loans that have been modified were $4.1 million at September 30, 2013.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of our investment in the loan or fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2013, we had 23 OREO properties with a recorded balance of $6.0 million. After transfer to OREO we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of other real estate owned expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of September 30, 2013, we had $13.5 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loss allowance are subject to review by our regulators, which can order the establishment of an additional loan loss allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2013, classified assets consisted of loans of $61.1 million, OREO of $6.0 million, and $3.6 million of private label mortgage-backed securities.

Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated.

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2013:
Residential mortgage	6	$621	52	$9,316	58	$9,937
Commercial real estate	8	4,335	26	8,769	34	13,104
Commercial & industrial	5	180	8	789	13	969
Acquisition, development & construction	2	768	11	5,420	13	6,188
Consumer	14	566	28	2,612	42	3,178
Total	35	$6,470	125	$26,906	160	$33,376
At September 30, 2012:
Residential mortgage	10	$1,352	56	$11,314	66	$12,666
Commercial real estate	7	1,875	30	10,453	37	12,328
Commercial & industrial	7	237	2	344	9	581
Acquisition, development & construction	9	7,067	29	15,404	38	22,471
Consumer	22	1,816	21	2,299	43	4,115
Total	55	$12,347	138	$39,814	193	$52,161
At September 30, 2011:
Residential mortgage	8	$1,212	40	$7,976	48	$9,188
Commercial real estate	4	1,105	34	13,214	38	14,319
Commercial & industrial	2	490	3	243	5	733
Acquisition, development & construction	4	4,265	24	16,984	28	21,249
Consumer	20	794	26	2,150	46	2,944
Total	38	$7,866	127	$40,567	165	$48,433
At September 30, 2010:
Residential mortgage	1	$113	36	$8,033	37	$8,146
Commercial real estate	4	1,469	26	9,857	30	11,326
Commercial & industrial	2	3,403	6	1,376	8	4,779
Acquisition, development & construction	2	6,681	11	5,730	13	12,411
Consumer	27	681	22	1,844	49	2,525
Total	36	$12,347	101	$26,840	137	$39,187
At September 30, 2009:
Residential mortgage	2	$390	32	$7,357	34	$7,747
Commercial real estate	2	398	24	6,803	26	7,201
Commercial & industrial	18	999	8	457	26	1,456
Acquisition, development & construction	1	366	20	11,270	21	11,636
Consumer	22	494	13	582	35	1,076
Total	45	$2,647	97	$26,469	142	$29,116

Risk Elements. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-performing loans:
Residential mortgage	$7,484	$9,051	$7,485	$6,080	$4,425
Commercial real estate	7,195	8,815	11,225	6,886	5,826
Commercial & industrial	500	344	243	1,376	457
Acquisition, development & construction	5,420	15,404	16,538	5,730	10,830
Consumer	2,208	1,830	986	1,341	371
Accruing loans past due 90 days or more	4,099	4,370	4,090	5,427	4,560
Total non-performing loans	26,906	39,814	40,567	26,840	26,469
OREO	6,022	6,403	5,391	3,891	1,712
Total non-performing assets	$32,928	$46,217	$45,958	$30,731	$28,181
TDRs accruing and not included above	$23,895	$14,077	$8,470	$16,047	$674
Ratios:
Non-performing loans to total loans	1.12%	1.87%	2.38%	1.58%	1.55%
Non-performing assets to total assets	0.81	1.15	1.46	1.02	0.93

For the year ended September 30, 2013, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to $635 thousand. Interest income actually recognized on such loans totaled $374 thousand.

Allowance for Loan Losses. We believe the allowance for loan losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

We maintain our allowance for loan losses at a level that the Company believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Loans with risk ratings between six and nine are monitored more closely by the credit administration team and may result in specific valuation allowances. We calculate an average loss estimate by loan type that is a twelve quarter average for commercial loans and eight quarter average for consumer loans. To the loss estimate we apply individual qualitative loss factors that result in an overall loss factor at an appropriate level for the allowance for loan losses for a particular loan type. These qualitative loss factors are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. All loan losses are charged to the related allowance and all recoveries are credited to it. The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are:

residential mortgage loans; commercial real estate loans; ADC loans; homeowner loans, and home equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial & industrial loans, and consumer loans. Commercial loan segments and residential mortgage loans over $500,000 are reviewed for impairment once they are past due 90 days or more, or are classified substandard or doubtful. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. In addition, impairment reserves are recognized for estimated costs to hold and to liquidate the collateral. The ranges for the costs to hold and liquidate are 12-22% for the following segments: commercial real estate, residential and ADC loans and 7-13% for homeowner loans and home equity lines of credit. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For loans in the consumer segment we charge-off the full amount of the loan when it becomes 90 to 120 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For loans in the commercial & industrial loan segment, we conduct a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the imprecision of our estimates.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. ADC loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized this type of loan.

Commercial real estate loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, the foreclosure process, if necessary, may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Commercial & industrial lending also exposes us to risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before foreclosing which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation may be uncertain.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$28,282	$27,917	$30,843	$30,050	$23,101
Charge-offs:
Residential mortgage	(2,547)	(2,551)	(2,140)	(749)	(461)
Commercial real estate	(3,725)	(2,707)	(1,802)	(987)	(902)
Commercial & industrial	(1,354)	(1,526)	(5,400)	(6,578)	(7,271)
Acquisition, development & construction	(3,422)	(4,124)	(8,939)	(848)	(1,515)
Consumer	(2,009)	(1,901)	(1,989)	(1,168)	(1,140)
Total charge-offs	(13,057)	(12,809)	(20,270)	(10,330)	(11,289)
Recoveries:
Residential mortgage	101	356	15	3	2
Commercial real estate	577	528	2	23	—
Commercial & industrial	410	1,116	605	670	249
Acquisition, development & construction	182	299	10	261	200
Consumer	232	263	128	166	187
Total recoveries	1,502	2,562	760	1,123	638
Net charge-offs	(11,555)	(10,247)	(19,510)	(9,207)	(10,651)
Provision for loan losses	12,150	10,612	16,584	10,000	17,600
Balance at end of period	$28,877	$28,282	$27,917	$30,843	$30,050
Ratios:
Net charge-offs to average loans outstanding	0.52%	0.56%	1.17%	0.56%	0.62%
Allowance for loan losses to non-performing loans	107	71	69	115	114
Allowance for loan losses to total loans	1.20	1.48	1.64	1.81	1.76

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

	September 30,
	2013			2012			2011
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Residential mortgage	$4,474	$400,009	16.6%	$4,359	$350,022	16.5%	$3,498	$389,765	22.9%
Commercial real estate	9,967	1,277,037	52.9	7,230	1,072,504	50.6	5,568	703,356	41.4
Commercial & industrial	5,302	439,787	18.2	4,603	343,307	16.2	5,945	209,923	12.3
Acquisition, development & construction	5,806	102,494	4.2	8,526	144,061	6.8	9,895	175,931	10.3
Consumer	3,328	193,571	8.1	3,564	209,578	9.9	3,011	224,824	13.1
Total	$28,877	$2,412,898	100.0%	$28,282	$2,119,472	100.0%	$27,917	$1,703,799	100.0%

	September 30,
	2010			2009
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Residential mortgage	$2,641	$434,900	25.6%	$3,106	$460,728	27.1%
Commercial real estate	5,915	579,231	34.0	7,695	546,767	32.1
Commercial & industrial	8,970	217,928	12.8	8,928	242,629	14.2
Acquisition, development & construction	9,752	231,258	13.6	7,680	201,611	11.8
Consumer	3,565	238,224	14.0	2,641	251,522	14.8
Total	$30,843	$1,701,541	100.0%	$30,050	$1,703,257	100.0%

Investment Securities
Our investment securities policy is reviewed and approved by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board’s Enterprise Risk Committee oversees our investment program and evaluates our investment policy and objectives. Our Chief Financial Officer, Chief Executive Officer, Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in the investment policy. In addition, a summary of all transactions is reviewed by the Enterprise Risk Committee at least quarterly.

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds and notes, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and CMOs, and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. Our objective is to increase the overall yield on investment securities while managing interest rate and credit risk.

FASB ASC Topic 320, Investments - Debt and Equity Securities, requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our intent and ability to hold the security. Securities designated available for sale are reported at fair value, while securities designated held to maturity are reported at amortized cost. We do not have a trading portfolio.

Government and Agency Securities. At September 30, 2013, we held government and agency securities as available for sale with a fair value of $261.5 million, consisting primarily of agency obligations with maturities of more than one year through ten years. In addition, we held $77.3 million in government and agency securities as held to maturity at amortized cost. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Bonds. At September 30, 2013, we held corporate debt securities as available for sale with a fair value of $118.6 million. Corporate bonds have a higher risk of default due to potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment size of no more than $10.0 million per issuer. Our total corporate bond portfolio limit is the lesser of 5% of total assets or 75% of tangible capital.

State and Municipal Bonds. At September 30, 2013, we held $147.7 million at carrying value in bonds issued by states and political subdivisions, $19.0 million of which were classified as held to maturity at amortized cost and are mainly unrated and $128.7 million of which were classified as available for sale at fair value. The policy limits investments in municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase, and favors issues that are insured. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment size limit of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2013, we did not hold any obligations that were rated less than “A-” as available for sale.

Equity Securities. At September 30, 2013, we held $24.3 million (at cost) of Federal Home Loan Bank of New York (“FHLB”) common stock, a portion of which must be held as a condition of membership in the Federal Home Loan Bank System, with the remainder held as a condition to our borrowing under the FHLB advance program. Dividends on FHLB stock recorded during the year ended September 30, 2013 amounted to $864 thousand.

Mortgage-Backed Securities. Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments. As a result of our reviews, we anticipated an acceleration of prepayments.

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

At September 30, 2013, our mortgage-backed securities portfolio totaled $605.3 million, consisting of $449.2 million in available for sale securities at fair value and $156.1 million in held to maturity securities at amortized cost.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

	September 30,
	2013		2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential mortgage-backed securities:
Fannie Mae	$214,191	$211,438	$155,601	$161,407	$136,699	$139,991
Freddie Mac	67,272	67,629	81,509	85,260	98,511	100,675
Ginnie Mae	3,374	3,462	4,488	4,778	4,973	5,180
CMO/other	169,336	166,654	191,867	193,064	81,170	82,412
Total residential mortgage-backed securities	454,173	449,183	433,465	444,509	321,353	328,258
Other securities:
Federal agencies	273,637	261,547	404,820	408,823	199,741	204,648
Corporate bonds	118,575	114,933	—	—	16,984	17,062
State and municipal	127,324	128,730	146,136	156,481	177,666	188,684
Equities	—	—	1,087	1,059	1,192	1,192
Total other securities	519,536	505,210	552,043	566,363	395,583	411,586
Total available for sale securities	$973,709	$954,393	$985,508	$1,010,872	$716,936	$739,844

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

	September 30,
	2013		2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential mortgage-backed securities:
Fannie Mae	$70,502	$70,815	$28,637	$29,849	$1,298	$1,361
Freddie Mac	59,869	60,164	42,706	44,053	32,858	32,841
CMO/other	25,776	25,494	27,921	28,119	25,828	25,983
Total residential mortgage-backed securities	156,147	156,473	99,264	102,021	59,984	60,185
Other securities:
Federal agencies	77,341	73,883	22,236	22,342	29,973	29,857
State and municipal	19,011	19,021	19,376	20,435	18,583	19,691
Other	1,500	1,519	1,500	1,526	1,500	1,539
Total other securities	97,852	94,423	43,112	44,303	50,056	51,087
Total held to maturity securities	$253,999	$250,896	$142,376	$146,324	$110,040	$111,272

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of the investment securities portfolio at September 30, 2013. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	1 Year or Less			1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield		Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$—	—%		$7,849	1.69%	$107,980	2.19%	$338,344	2.17%	$454,173	$449,183	2.16%
Federal agencies	—	—		22,442	1.10	251,195	1.64	—	—	273,637	261,547	1.59
Corporate bonds	—	—		28,043	1.58	90,532	2.36	—	—	118,575	114,933	2.17
State and municipal	2,242	2.21		30,572	3.20	75,928	3.15	18,582	2.98	127,324	128,730	3.12
Total	$2,242	2.21%		$88,906	2.03%	$525,635	2.09%	$356,926	2.21%	$973,709	$954,393	2.13%

Held to maturity:
Residential mortgage-backed securities:	$—	—%		$—	—%	$31,723	2.29%	$124,424	2.49%	$156,147	$156,473	2.45%
Federal agencies	—	—		12,373	1.10	64,968	1.70	—	—	77,341	73,883	1.60
State and municipal	2,800	2.49		2,133	3.38	7,934	2.45	6,144	3.56	19,011	19,021	2.88
Other	1,000	2.84		250	1.29	250	3.75	—	—	1,500	1,519	2.73
Total	$3,800	2.58%	3,800,000	$14,756	1.39%	$104,875	1.92%	$130,568	2.54%	$253,999	$250,896	2.22%

Sources of Funds
General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We also provide a variety of commercial checking accounts and other products for businesses.

At September 30, 2013, our deposits totaled $3.0 billion. Interest-bearing demand deposits totaled $434.4 million and non-interest-bearing demand deposits totaled $943.9 million. NOW, savings and money market deposits totaled $1.8 billion. We also had a total of $268.1 million in certificates of deposit, of which $239.1 million had maturities of one year or less.

We focus on gathering low cost, core deposits through our commercial relationship teams and our financial centers. We also gather deposits from municipalities in our market area.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand:
Retail	$163,986	5.5%	$167,050	5.4%	$194,299	8.5%
Commercial	457,147	15.4	412,630	13.3	296,505	12.9
Municipal	322,801	10.9	367,624	11.8	160,422	7.0
Total non-interest bearing demand	943,934	31.9	947,304	30.4	651,226	28.4
Interest bearing demand:
Retail	237,854	8.0	213,755	6.9	164,637	7.2
Commercial	53,083	1.8	38,486	1.2	37,092	1.6
Municipal	143,461	4.8	195,882	6.3	200,773	8.7
Total interest bearing demand	434,398	14.7	448,123	14.4	402,502	17.5
Savings	580,125	19.6	506,538	16.3	429,825	18.7
Money market	735,709	24.8	821,704	26.4	509,483	22.2
Subtotal	2,694,166	90.9	2,723,669	87.5	1,993,036	86.8
Certificates of deposit	268,128	9.1	387,482	12.5	303,659	13.2
Total deposits	$2,962,294	100.0%	$3,111,151	100.0%	$2,296,695	100.0%

As of September 30, 2013 and September 30, 2012 the Company had $757.1 million and $901.7 million, respectively, in municipal deposits. Of these amounts, approximately $374.3 million and $424.6 million were deposits related to school district tax deposits due on September 30, 2013 and September 30, 2012, respectively, which we generally retain only for a short period of time.

The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	September 30,
	2013		2012		2011
	Average balance	Rate	Average balance	Rate	Average balance	Rate
	(Dollars in thousands)
Non-interest bearing demand	$646,373	—%	$520,265	—%	$472,388	—%
Interest bearing demand	466,110	0.08	399,819	0.12	315,623	0.19
Savings	572,246	0.17	485,624	0.08	432,227	0.10
Money market	819,442	0.30	671,325	0.33	489,347	0.33
Certificates of deposit	352,469	0.60	289,230	0.87	373,142	0.93
Total interest bearing deposits	2,210,267	0.27	1,845,998	0.30	1,610,339	0.38
Total deposits	$2,856,640	0.21	$2,366,263	0.24	$2,082,727	0.29

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	As of September 30, 2013
	Period to maturity						Total at September 30,
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	2012	2011
	(Dollars in thousands)
Interest rate range:
1.00% and below	$218,204	$11,072	$2,046	$5,464	$236,786	88.3%	$239,149	$245,777
1.01% to 2.00%	4,922	225	2,606	1,127	8,880	3.3	114,836	15,024
2.01% to 3.00%	3,773	5,951	533	—	10,257	3.8	11,569	16,842
3.01% to 4.00%	5,838	—	—	—	5,838	2.3	9,101	10,526
4.01% to 5.00%	6,367	—	—	—	6,367	2.4	12,524	15,002
5.01% to 6.00%	—	—	—	—	—	—	303	488
Total	$239,104	$17,248	$5,185	$6,591	$268,128	100.0%	$387,482	$303,659

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2013.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
	(Dollars in thousands)
Certificates of deposit less than $100,000	$69,973	$34,083	$39,179	$20,668	$163,903	0.30%
Certificates of deposit $100,000 or more	39,224	24,993	31,652	8,356	104,225	0.50
	$109,197	$59,076	$70,831	$29,024	$268,128	0.38%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the brokered deposit funding maintained by the Bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are the Company’s brokered deposits:

	September 30,
	2013	2012
	(Dollars in thousands)
Savings	$—	$13,344
Money market	34,571	46,566
Reciprocal CDAR’s [1]	1,343	1,354
CDAR’s one way	768	764
Total brokered deposits	$36,682	$62,028

[1]	Certificate of deposit account registry service
Short-term Borrowings. Our short-term borrowings (which include borrowings with a maturity in less than one year) consisted of advances and overnight borrowings principally from the Federal Home Loan Bank. At September 30, 2011, short-term borrowings also included $51.5 million of debt guaranteed by the FDIC which matured in February 2012. At September 30, 2013, we had access to additional Federal Home Loan Bank advances up to an additional $588 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	At or for the year ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$158,897	$10,136	$61,500
Average balance during year	88,779	27,286	55,098
Maximum amount outstanding at any month end	295,652	103,500	128,200
Weighted average interest rate at end of year	0.95%	1.88%	2.96%
Weighted average interest rate during year	0.57	0.78	1.67

Competition
The greater New York metropolitan region is a highly competitive market area with a concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized relationship banking and the advantage of local decision-making in our banking business. We do not rely on any individual, group, or entity for a material portion of our deposits. Net interest income could be adversely affected should competitive pressures cause us to increase the interest rates paid on deposits in order to maintain our market share.

Employees
As of September 30, 2013, we had 477 full-time employees and 66 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation
General. Prior to the Merger, the Company was a savings and loan holding company and the Bank was a federal savings bank. In connection with the Merger, the Bank converted to a national bank charter and the Company became a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Prior to the Merger, Provident Municipal Bank was a commercial bank regulated by the New York State Department of Financial Services and the FDIC. In connection with the Merger, Provident Municipal Bank merged into Sterling National Bank and ceased its separate existence.

Significant elements of the laws and regulations applicable to the Company and the Bank are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sterling and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Company.   Sterling is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sterling’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “STL,” and is subject to the rules of the NYSE for listed companies.

As a bank holding company, the Company is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as its primary federal regulator, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the Bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (a) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.
Bank Holding Company Activities. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.
The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by the Company of more than 5.0% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory environment in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to, or more likely to affect, larger institutions such as bank holding companies with total consolidated assets of $10 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on the Company or Sterling Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

Dividends. The Company depends for its cash requirements on funds maintained or generated by its subsidiaries, principally the Bank.

Various legal restrictions limit the extent to which the Bank can pay dividends or make other distributions to the Company. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined by OCC regulations) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of September 30, 2013, the Bank could pay dividends of approximately $35.8 million to the Company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are strong.

Capital Requirements. As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The Bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization’s capital, in turn, is classified in tiers, depending on type:

Core Capital (Tier 1). Currently, Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, and, under existing standards, a limited amount of qualifying trust preferred securities, and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill, most intangible assets and certain other assets.

   Supplementary Capital (Tier 2). Currently, Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the existing risk-based capital rules, the Company and the Bank are currently required to maintain Tier 1 capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a depository institution to be considered “well capitalized,” its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and total capital ratios may in the future be subject to change, as discussed in more detail below.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized,” its leverage ratio must be at least 5.0%. The bank regulatory agencies have encouraged banking organizations to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This has resulted from, among other things, current economic conditions, the global financial crisis and anticipated increases in formal capital requirements for banking organizations as further detailed below. In light of the foregoing, the Company and the Bank expect that they will maintain capital ratios in excess of well capitalized requirements.

Sterling Bancorp Regulatory Capital Ratios. At September 30, 2013 the Company as a savings and loan holding company was not subject to specific regulatory capital ratio requirements.  At September 30, 2013, the Bank was subject to a leverage ratio requirement calculated pursuant to rules for federal savings banks, which required the Bank to calculate its leverage ratio as the ratio of the Bank’s Tier 1 capital to its period end adjusted assets (as defined for regulatory purposes).

At September 30, 2013, the capital of Sterling National Bank and Provident Municipal Bank exceeded all applicable capital requirements, and each met the requirements to be treated as a “well-capitalized” institution.

Basel III Capital Rules. Effective July 2, 2013 the Company’s primary federal regulators, the Federal Reserve Board and the OCC, approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.

When fully phased-in on January 1, 2019, Basel III Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets .

The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the Company and the

Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule.  The AOCI Opt-out Election must be made on the March 31, 2015 Call Report and FR Y-9C for the Bank and Sterling, respectively.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity, which includes (1) a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250% and (2) adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

Management believes that, as of September 30, 2013, Sterling and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Source of Strength Doctrine.  Federal Reserve Board policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Sterling is expected to commit resources to support the Bank, including at times when Sterling may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and the Bank is subject to deposit insurance assessments to maintain the DIF.  Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts that became effective on December 31, 2010 pursuant to rules adopted in accordance with the Dodd-Frank Act terminated on December 31, 2012. These accounts are now insured under the general deposit insurance coverage rules of the FDIC.

FDIC deposit insurance expense totaled $2.4 million, $2.5 million and $2.3 million in fiscal 2013, 2012 and 2011, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Liquidity Requirements.  Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of September 30, 2013, the Bank would meet the LCR requirement under the Basel III on a fully phased-in basis if such requirements were currently effective. Management's evaluation of the impact of the NSFR requirement is ongoing as of September 30, 2013. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.
Prompt Corrective Action.   The Basel III Capital Rules incorporates new requirements into the prompt correction action framework, which was described above in “Capital Requirements.” The following is a summary of the capital rules applicable to the Company and principally the Bank at September 30, 2013 and for the fiscal year ending September 30, 2014.  The FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
A depository institution will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any regulatory order agreement or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of total assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
Sterling believes that, as of September 30, 2013, its bank subsidiary, Sterling National Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note14. Stockholder's Equity- Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

Safety and Soundness Regulations. In accordance with the FDIA, the federal banking agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Incentive Compensation.  The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Loans to One Borrower. The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, the Bank was in compliance with the loans-to-one-borrower limitations.

Depositor Preference.  The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Community Reinvestment Act.  The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. The Bank received a rating of “satisfactory” in its most recent CRA exam.
Financial Privacy. The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
The Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Anti-Money Laundering and the USA Patriot Act.   A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations of financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Transactions with Affiliates. Transactions between the Bank and its affiliates are regulated by the Federal Reserve Board under sections 23A and 23B of the Federal Reserve Act and related FRB regulations. These regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes the Company and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Federal law also limits the Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock of the FHLBNY in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLBNY, which consists principally of residential mortgage loans and mortgage-backed securities, held by the Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is 4.5%, of outstanding borrowings from the FHLBNY; (2) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is inapplicable, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBNY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for the Bank is inapplicable; and (4) a specified percentage ranging from 0% to 5%, which for the Bank is inapplicable, of the carrying value on the FHLBNY’s balance sheet of derivative contracts between the FHLBNY and the Bank. The FHLBNY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBNY capital plan. As of September 30, 2013, the Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System. FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Other Regulations. The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised and examined in this area by their primary federal regulators (in the case of the Bank, the OCC). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The Dodd-Frank Act also weakened the federal preemption of state laws that had applied to national banks. As a result it is likely the Bank will be subject to a wider array of State laws going forward.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule will become effective January 10, 2014.

We are still evaluating the rules recently issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs.
Legislative and Regulatory Initiatives.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Sterling or any of its subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

ITEM 1A. Risk Factors
Combining Provident and Legacy Sterling may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
Provident New York Bancorp and Legacy Sterling operated independently until the completion of the Merger. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the predecessor companies in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees or delays or other problems in implementing planned system conversions could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on Sterling’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.
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

The Company is supervised and regulated by the Federal Reserve and the Bank is supervised and regulated by the OCC. The application of laws and regulations may vary as administered by the Federal Reserve and the OCC. In addition, the Company is subject to consolidated capital requirements and must serve as a source of strength to the Bank. It is possible such requirements may limit our capacity to pay dividends or repurchase shares.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay high premiums in the future. Economic conditions during the great recession increased bank failures and decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.15% over a period of several years, the FDIC increased deposit insurance premium rates.  The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank’s profits and financial condition.

The Dodd-Frank Act also created the CFPB, which has assumed responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others. However, institutions such as the Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the OCC).

In addition, the Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each states.

The scope and impact of many of the Dodd-Frank Act provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive regulation and supervision. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings.

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

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations. Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for the Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Bank or our borrowers, and therefore on our results of operations.
Difficult market conditions have adversely affected our industry.
We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2013, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. Although we have observed some increases in lending activity over the past few months, a worsening of economic conditions may impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

The need to account for assets at market prices may adversely affect our results of operations.
We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the assets in question present minimal credit risk. We may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Changes in the value of goodwill and intangible assets could reduce our earnings.
The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2013, the fair value of Sterling Bancorp shares exceed the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Commercial real estate, commercial & industrial and ADC loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and ADC loans to be the higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At September 30, 2013, our portfolio of commercial real estate loans totaled $1.3 billion, or 52.9% of total loans, our portfolio of commercial & industrial loans totaled $439.8 million, or 18.2% of total loans, and our portfolio of ADC loans totaled $102.5 million, or 4.2% of total loans. We plan to continue to emphasize the origination of these types of loans, other than ADC loans, which we now make only on an exception basis.

Commercial real estate loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter.
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
Our success depends primarily on the general economic conditions in the counties in which we conduct most of our business. Most of our loans and deposits are generated from customers primarily in the New York City metropolitan region and in Rockland and Orange Counties in New York. We also have a presence in Ulster, Sullivan, Westchester and Putnam Counties in New York and in Bergen County, New Jersey. Our expansion into New York City and continued growth in Westchester County and Bergen County has helped us diversify our geographic concentration with respect to our lending activities. A deterioration in economic conditions in our market area would adversely affect our results of operations and financial condition.

Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, our balance sheet has become more asset sensitive because our assets mature or re-price at a faster pace than our liabilities. If interest rates were to continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur, offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing. As of September 30, 2013, we have $220.0 million in structured advances with the FHLB at an average cost of 4.17%. If interest rates were to approach or exceed this level, the FHLB may call those borrowings and offer replacement borrowings at current market rates which would be higher.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and securities. Decreases in interest rates often result in increased prepayments of loans and securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. At September 30, 2013, our available for sale securities portfolio totaled $954.4 million. Unrealized losses on securities available for sale, net of tax, amounted to $22.2 million and are reported as part of other comprehensive income (loss), included as a separate component of stockholders’ equity. Further decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.
Sterling Bancorp is a separate legal entity from its subsidiary, Sterling National Bank, and does not have significant operations of its own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank’s regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, Sterling Bancorp is subjected to consolidated capital requirements and must serve as a source of strength to the Bank. If the Bank is unable to pay dividends to Sterling Bancorp or Sterling Bancorp is required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

A breach of information security could negatively affect our earnings.
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.

We are subject to competition from both banks and non-bank companies.
The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks, savings banks and savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry.

Various factors may make takeover attempts more difficult to achieve.
Our Board of Directors has no current intention to sell control of Sterling Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Sterling Bancorp without the consent of our Board of Directors. A shareholder may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

(a) Certificate of Incorporation and statutory provisions.
Provisions of the certificate of incorporation and bylaws of Sterling Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, super majority voting requirements for certain business combinations, the election of directors to staggered terms of three years and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

(b) Required change in control payments and issuance of stock options and recognition and retention plan shares.
We have entered into employment agreements with executive officers, which require payments to be made to them in the event their employment is terminated following a change in control of Sterling Bancorp or Sterling National Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan. In the event of a change in control, the vesting of stock and option grants accelerate. In 2006 we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company.

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

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
We maintain our executive offices, commercial lending division and investment management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, NY consisting of 48,623 square feet. At September 30, 2013, we conducted our business through 34 full-service financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, 11 are located in Orange County, New York and 11 in Rockland County, New York. We operate 9 offices in Ulster, Sullivan, Westchester and Putnam Counties in New York, 2 offices in New York City, and 1 office in Bergen County, New Jersey. Additionally, 17 of our financial centers are owned and 17 are leased.

In addition to our branch network and corporate headquarters we lease one and own two additional properties which are held for general corporate purposes and 23 other real estate owned properties located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 5. Premises and Equipment, net to the Consolidated Financial Statements for further detail on our premises and equipment.

ITEM 3.	Legal Proceedings
Note 16. Commitments and Contingencies - Litigation to the consolidated financial statements contained in Item 8 hereof is incorporated herein by reference. The Company does not anticipate that the aggregate liability arising out of litigation pending against the Company and its subsidiaries will be material to its consolidated financial statements.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “STL”. The following table sets forth the high and low intra-day sales prices per share of Sterling Bancorp common stock and the cash dividends declared per share for the past two fiscal years.

Quarter ended	High	Low	Cash dividends declared
September 30, 2013	$11.31	$9.66	$0.12
June 30, 2013	9.43	8.71	0.06
March 31, 2013	9.54	8.70	0.06
December 31, 2012	9.66	8.67	0.06
September 30, 2012	9.65	7.44	0.06
June 30, 2012	8.72	7.24	0.06
March 31, 2012	9.21	6.70	0.06
December 31, 2011	7.63	5.51	0.06

As of September 30, 2013, there were 44,351,046 shares of the Company’s common stock outstanding held by 5,061 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on September 30, 2013, the last trading day of the Company’s fiscal year, was $10.89. Giving effect to the Merger, there were 83,415,930 shares of the Company’s common stock outstanding held by 6,162 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms).
The Board of Directors of Sterling Bancorp is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent upon the Company’s future earnings, capital requirements and financial condition. See the section captioned “Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14. Stockholders’ Equity to the consolidated financial statements all of which are included elsewhere in this report.

Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the S&P 500 Composite Index and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each year shown. The graph assumes an investment of $100 on September 30, 2008 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future stock performance.

Sterling Bancorp

Total Return Performance
Index Value
200
175
150
125
100
75
50
25
Sterling Bancorp
S&P 500
SNL Mid-Atlantic Bank Index
09/30/08
09/30/09
09/30/10
09/30/11
09/30/12
09/30/13

	For the period ended
Index	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
Sterling Bancorp	100.00	74.08	66.82	47.63	79.39	94.24
S&P 500	100.00	93.09	102.55	103.73	135.05	161.18
SNL Mid-Atlantic Bank Index	100.00	71.84	64.63	51.02	67.92	91.25
This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Sterling Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

	Total Number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
Period (2013)
July 1 — July 31	—	$—	—	776,713
August 1 — August 31	—	—	—	776,713
September 1 — September 30	—	—	—	776,713
Total	—	$—	—

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
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included as Item 7 and Item 8 of this Report, respectively.

	At or for the year ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$4,049,172	$4,022,982	$3,137,402	$3,021,025	$3,021,893
Loans, net (1)	2,384,021	2,091,190	1,675,882	1,670,698	1,673,207
Securities available for sale	954,393	1,010,872	739,844	901,012	832,583
Securities held to maturity	253,999	142,376	110,040	33,848	44,614
Deposits	2,962,294	3,111,151	2,296,695	2,142,702	2,082,282
Borrowings	560,986	345,176	323,522	363,751	430,628
Stockholders’ equity	482,866	491,122	431,134	430,955	427,456

Average:
Total assets	$3,815,609	$3,195,299	$2,949,251	$2,913,560	$2,895,504
Loans, net (1)	2,216,871	1,806,136	1,665,360	1,656,016	1,700,383
Securities available for sale	950,628	801,792	880,624	836,130	739,021
Securities held to maturity	172,642	165,722	28,787	42,903	47,079
Deposits	2,856,640	2,366,263	2,082,727	1,978,380	1,931,320
Borrowings	446,916	356,296	422,816	488,330	529,614
Stockholders’ equity	489,412	447,065	427,290	425,408	415,887

Selected income statement data:
Interest and dividend income	$132,061	$115,037	$112,614	$119,774	$131,590
Interest expense	19,894	18,573	21,324	26,440	37,720
Net interest income	112,167	96,464	91,290	93,334	93,870
Provision for loan losses	12,150	10,612	16,584	10,000	17,600
Net interest income after provision for loan losses	100,017	85,852	74,706	83,334	76,270
Non-interest income	27,692	32,152	29,951	27,201	39,953
Non-interest expense	91,041	91,957	90,111	83,170	80,187
Income before income tax expense	36,668	26,047	14,546	27,365	36,036
Income tax expense	11,414	6,159	2,807	6,873	10,175
Net income	$25,254	$19,888	$11,739	$20,492	$25,861

Per share data:
Basic earnings per share	$0.58	$0.52	$0.31	$0.54	$0.67
Diluted earnings per share	0.58	0.52	0.31	0.54	0.67
Dividends declared per share	0.30	0.24	0.24	0.24	0.24
Dividend payout ratio	51.7%	45.2%	77.4%	44.4%	35.8%
Book value per share	$10.89	$11.12	$11.39	$11.26	$10.81

Commons shares outstanding:
Period end:
Weighted average shares basic	43,734,425	38,227,653	37,452,596	37,161,180	38,537,881
Weighted average shares diluted	43,783,053	38,248,046	37,453,542	38,185,122	38,705,837
_________________________
See legend on the following page.

	At or for the year ended September 30,
	2013	2012	2011	2010	2009
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.63%	0.62%	0.40%	0.70%	0.89%
Return on equity (ratio of net income to average equity)	5.2	4.5	2.8	4.8	6.2
Net interest margin (2)	3.37	3.51	3.65	3.78	3.81
Core efficiency ratio	62.6	68.3	71.3	69.0	65.2

Capital ratios:
Equity to total assets at end of period	11.9%	12.2%	13.7%	14.3%	14.2%
Average equity to average assets	12.8	14.0	14.5	14.6	14.4
Tier 1 leverage ratio (Bank only)	9.3	7.5	8.1	8.4	8.6
Tier 1 capital ratio (Bank only)	13.2	12.1	11.8	12.1	12.6
Total capital ratio (Bank only)	14.2	13.3	13.0	13.3	13.8

Asset quality data and ratios:
Allowance for loan loss	$28,877	$28,282	$27,917	$30,843	$30,050
Non-performing assets	32,928	46,217	45,958	30,731	28,181
Net charge-offs	11,555	10,247	19,510	9,207	10,651
Non-performing assets to total assets (1)	0.81%	1.15%	1.46%	1.02%	0.93%
Non-performing loans to total loans (1)	1.12	1.88	2.38	1.58	1.55
Allowance for loan losses to non-performing loans	107	71	69	115	114
Allowance for loan losses to total loans	1.20	1.47	1.64	1.81	1.76
Net charge-offs to average loans	0.52	0.56	1.17	0.56	0.62

_________________________

(1)	Excludes loans held for sale.

(2)
The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.The net interest margin represents net interest income as a percent of average interest-earning assets for the period. Net interest income is commonly presented on a tax-equivalent basis. This is to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g. was received as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution. We follow these practices.

The following table shows the reconciliation of the full year core operating efficiency ratio which is a non-GAAP financial measure:

	For the year ended September 30,
	2013	2012	2011	2010	2009
Net interest income	$112,167	$96,464	$91,290	$93,334	$93,870
Non-interest income	27,692	32,152	29,951	27,201	39,953
Total net revenues	139,859	128,616	121,241	120,535	133,823
Tax equivalent adjustment on securities interest income	3,060	3,498	4,007	4,186	4,049
Net gain on sales of securities	(7,391)	(10,452)	(10,011)	(8,157)	(18,076)
Other than temporary loss on securities	32	47	278	—	—
Other, (other gains and fair value loss on interest rate caps)	77	(12)	197	1,160	(517)
Core total revenues	135,637	121,697	115,712	117,724	119,279

Non-interest expense	91,041	91,957	90,111	83,170	80,187
Merger-related expenses	(2,772)	(5,925)	—	—	—
Charge for asset write-downs	(564)	—	(3,201)	—	—
Other real estate owned expense	(1,562)	(1,618)	(1,171)	(137)	(207)
Amortization of intangible assets	(1,296)	(1,245)	(1,426)	(1,849)	(2,185)
Defined benefit settlement charge / CEO change	—	—	(1,772)	—	—
Core non-interest expense	84,847	83,169	82,541	81,184	77,795

Core efficiency ratio	62.6%	68.3%	71.3%	69.0%	65.2%

The core efficiency ratio reflects total revenues inclusive of the tax equivalent adjustment on municipal securities and excludes securities gains, other than temporary impairments and the other adjustments shown above. Core non-interest expense is adjusted to exclude the effect of merger-related expenses, non-recurring charges, other real estate expense and amortization of intangible assets. The Company believes this non-GAAP information provides useful information to users to assess the Company’s core operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following MD&A provides information we believe necessary to understand our results of operations, our financial condition and changes therein and cash flows. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

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
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See Note 1. Basis of Financial Statement Presentation and Summary of Significant Accounting Policies to our notes to the consolidated financial statements for a discussion of the risk components. We consistently review the risk components to identify any changes in trends. At September 30, 2013 Sterling has recorded $28.9 million in its allowance for loan losses.
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually. The Company assesses qualitative factors to determine whether it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances (e.g. macroeconomic conditions, industry and market considerations, overall financial performance and other relevant Company-specific events). If after assessing the totality of events or circumstances such as those described above the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired. At September 30, 2013 the Bank had $1.9 million in naming rights net of amortization included in other intangibles related to Provident Bank Ball Park and $2.0 million in mortgage servicing rights included in other assets.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. At September 30, 2013, Sterling Bancorp had net deferred tax assets of $15.0 million.
Interest income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless the Company considers the collection of interest to be doubtful. Loans are placed on non-accrual status when payments are contractually past due 90 days or more, or when we have determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. At September 30, 2013, Sterling had $22.8 million in loans in non-accrual status.

Summary
In fiscal 2013, the Company reported net income totaling $25.3 million, which was a 27.0% increase over net income of $19.9 million in fiscal 2012. Results for fiscal 2013 were positively impacted by an increase in loan and deposit balances acquired from Gotham Bank in August 2012.

The Company’s diluted earnings per share were $0.58 in fiscal 2013, which represented 11.5% growth over diluted earnings per share of $0.52 in fiscal 2012. In August 2012, the Company issued 6.3 million common shares in connection with the acquisition of Gotham Bank which increased weighted average diluted shares outstanding from 38.2 million in fiscal 2012 to 43.8 million in fiscal 2013.

A substantial amount of the Company’s growth in fiscal 2013 was generated through our commercial banking teams. Comparing fiscal 2013 results relative to 2012, commercial real estate and commercial & industrial loans grew by $301.0 million to $1.7 billion, which represented a growth rate of 21.3%. We also experienced growth in our deposit balances. During fiscal 2013, non-interest bearing and interest bearing demand deposits grew by $80.1 million to $912 million, which represented growth of 9.6%.

The emphasis on growing our commercial banking activities and consolidation of our financial centers has allowed us to increase the variable component of our operating expense base and significantly improve our core operating efficiency. In fiscal 2013, core total revenues (which includes net interest income and non-interest income) grew at 11.5% while total core operating expenses declined 2.0%. The Company will continue to focus on generating revenue growth that outpaces the growth in expenses.

On October 31, 2013 we completed our acquisition of Legacy Sterling. This acquisition is consistent with our strategy of expanding in the greater New York metropolitan region and focusing on commercial banking. We believe this merger will create a larger, more efficient organization by combining Sterling’s differentiated team-based distribution channels with Legacy Sterling’s diverse commercial and consumer lending product capabilities. We anticipate that the Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities. On a pro forma combined basis, Sterling Bancorp had total assets of $6.8 billion and total deposits of $5.2 billion as of September 30, 2013.

We believe the Merger will significantly diversify our business. Legacy Sterling was predominately a commercial & industrial lender which will complement our loan portfolio which is substantially collateralized by real estate. Further, Legacy Sterling provides us with a greater non-interest income revenue stream. On a combined basis, we anticipate approximately 20-25% of our total revenues will consist of non-interest income.

Comparison of Financial Condition at September 30, 2013 and September 30, 2012
Total assets as of September 30, 2013 were $4.0 billion, an increase of $26.2 million compared to September 30, 2012. The increase was a result of growth in net loans of $292.8 million and growth in investment securities of $55.1 million. These increases were substantially offset by a $324.9 million decline in the balance of cash and due from banks.

Net loans as of September 30, 2013 were $2.4 billion, an increase of $292.8 million, or 14.0%, over net loans of $2.1 billion at September 30, 2012. In fiscal 2013 we continued to focus on growing our commercial real estate and commercial & industrial loan portfolios. During the year, we increased commercial real estate loans $204.5 million, or 19.1%, and commercial & industrial loans $96.5 million, or 28.1%. The growth in commercial loan balances was offset by a decline in ADC loans, which decreased $41.6 million or 28.9% to $102.5 million compared to $144.1 million as of September 30, 2012. We expect to continue to reduce the outstanding balance of ADC loans in fiscal 2014. Residential mortgage loans increased by $50.0 million, or 14.3% in fiscal 2013 driven by an increase in the amount of adjustable rate mortgage loans retained in the Company’s held for investment portfolio. Management believes that the risk-adjusted return on these loans is more attractive than alternatives such as mortgage-backed securities and other investment securities. The allowance for loan losses increased from $28.3 million to $28.9 million as a result of provisions for loan losses of $12.2 million and net charge-offs of $11.6 million.

Total securities increased by $55.1 million, to $1.2 billion at September 30, 2013. Securities purchases were $659.5 million, sales of securities were $340.3 million, and maturities, calls, and repayments were $224.6 million.

Goodwill and other intangibles totaled $169.0 million at September 30, 2013 a decrease of $1.4 million compared to September 30, 2012. The decrease was the result of amortization of core deposit intangibles.

Deposits as of September 30, 2013 were $2.96 billion, a decrease of $148.9 million, or 4.8%, from September 30, 2012. Included in deposits for September 30, 2013 were $374.3 million in short-term seasonal municipal deposits compared to $424.6 million at September 30, 2012. The change in total deposits was driven by a decrease of $144.7 million in municipal deposits during the year. The balance of municipal deposits typically reaches peak levels between the months of September and December. The Company continued to focus on decreasing the balance of higher cost certificates of deposit. In fiscal 2013, certificates of deposit decreased $119.4 million or 30.8% to $268.1 million. Excluding municipal deposits and certificates of deposits the total balance of deposits increased from $1.83 billion at September 30, 2012 to $1.95 billion at September 30, 2013, which represented growth of 6.6%.

Borrowings increased by $215.8 million, or 62.5%, from September 30, 2012, to $561.0 million. Included in borrowings at September 30, 2013 is $100 million of Senior Notes issued in connection with the Merger. The remaining increase in borrowings of $115.8 million was driven by incremental borrowings from the Federal Home Loan Bank of New York that were used mainly to fund loan growth.

Stockholders’ equity decreased $8.3 million from September 30, 2012 to $482.9 million at September 30, 2013. The decrease was primarily due to a $26.5 million decline, net of tax, in the fair value of available for sale securities. As interest rates increased during the year, the value of our available for sale securities declined. Offsetting this decline was an increase of $12.0 million in retained earnings, which consisted of net income of $25.3 million and dividends declared of $13.3 million. During fiscal 2013, the Company did not repurchase shares of common stock under the treasury repurchase program.

As of September 30, 2013 the Company had authorization to purchase up to an additional 776,713 shares of common stock. The Bank’s Tier 1 leverage ratio was 9.33% and consolidated tangible equity as a percentage of tangible assets was 8.09%.
Credit Quality
Non-performing loans (“NPLs”) decreased $12.9 million, or 32.4%, to $26.9 million at September 30, 2013 compared to $39.8 million at September 30, 2012. During the fiscal year ended September 30, 2013, we continued to focus on the resolution of non-performing ADC loans. As a result of these efforts, we reduced non-performing ADC loans by $10.0 million and reduced our non-performing residential mortgage loans by $2.0 million, mainly by foreclosing on properties. We also reduced non-performing CRE loans by $1.7 million. There were small offsetting increases in NPLs of $310 thousand in HELOC loans, $2 thousand in consumer loans and $445 thousand in C&I loans.

The allowance for loan losses increased from $28.3 million to $28.9 million as the provisions exceeded net charge-offs by $595 thousand. The allowance for loan losses at September 30, 2013 was $28.9 million, which represented 107.3% of non-performing loans and 1.20% of the total loan portfolio. Net charge-offs for the year ended September 30, 2013 were $11.6 million, or 0.52% of average loans, compared to net charge-offs of $10.2 million, or 0.56% of average loans for the prior year. The decrease in net charge-offs as a percentage of average loans was mostly due to improved performance in our commercial & industrial loans and ADC loans.

Our classified loans, those rated substandard or worse, declined from $88.7 million at September 30, 2012 to $61.1 million at September 30, 2013 primarily due to $40.6 million in loans that were upgraded in risk rating or the repayment of loans contained in this category. Also contributing to the decline were $9.6 million in net charge-offs and transfers to other real estate owned. Partially offsetting these declines were new loans risk rated substandard of $23.1 million. Special mention loans decreased from $42.4 million at September 30, 2012 to $13.5 million at September 30, 2013. This decline was primarily the result of $38.1 million in loans that were upgraded in risk rating or repayment of loans contained in this category. There were $300 thousand in net charge-offs from this category. Partially offsetting these declines was new loans risk rated special mention and loans that were upgraded from substandard of $9.5 million.

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

	For the year ended September 30,
	2013			2012			2011
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$2,216,871	$107,810	4.86%	$1,806,136	$91,010	5.04%	$1,665,360	$89,500	5.37%
Securities taxable	948,884	17,509	1.85	778,994	16,537	2.12	695,961	14,493	2.08
Securities-tax exempt	174,386	8,742	5.01	188,520	9,996	5.30	213,450	11,448	5.36
Federal Reserve Bank	59,375	193	0.33	51,351	127	0.25	14,044	32	0.23
Other	23,905	867	3.63	18,901	865	4.58	20,933	1,148	5.48
Total interest-earnings assets	3,423,421	135,121	3.95	2,843,902	118,535	4.17	2,609,748	116,621	4.47
Non-interest earning assets	392,188			351,397			339,503
Total assets	$3,815,609			$3,195,299			$2,949,251
Interest bearing liabilities:
NOW deposits	$466,110	$391	0.08%	$399,819	$483	0.12%	$315,623	$595	0.19%
Savings deposits (2)	572,246	973	0.17	485,624	393	0.08	432,227	444	0.10
Money market deposits	819,442	2,436	0.30	671,325	2,194	0.33	489,347	1,595	0.33
Certificates of deposit	352,469	2,123	0.60	289,230	2,511	0.87	373,142	3,470	0.93
Senior notes	24,478	1,431	5.85	19,136	753	3.93	51,498	2,017	3.92
Borrowings	422,438	12,540	2.97	337,160	12,239	3.65	371,318	13,203	3.56
Total interest-bearing liabilities	2,657,183	19,894	0.75	2,202,294	18,573	0.84	2,033,155	21,324	1.05
Non-interest bearing deposits	646,373			520,265			472,388
Other non-interest bearing liabilities	22,641			25,675			16,418
Total liabilities	3,326,197			2,748,234			2,521,961
Stockholders’ equity	489,412			447,065			427,290
Total liabilities and Stockholders’ equity	$3,815,609			$3,195,299			$2,949,251
Net interest rate spread (3)			3.20%			3.33%			3.42%
Net interest-earning assets (4)	$766,238			$641,608			$576,593
Net interest margin (5)		115,227	3.37%		99,962	3.51%		95,297	3.65%
Less tax equivalent adjustment		(3,060)			(3,498)			(4,007)
Net interest income		$112,167			$96,464			$91,290
Ratio of interest-earning assets to interest bearing liabilities		128.8%			129.1%			128.4%

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest-bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent) divided by average total interest-earning assets.

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

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$20,489	$(3,689)	$16,800	$7,367	$(5,857)	$1,510
Securities taxable	3,269	(2,297)	972	1,761	283	2,044
Securities tax exempt	(725)	(529)	(1,254)	(1,325)	(127)	(1,452)
Federal Reserve Bank	22	44	66	92	3	95
Other earning assets	180	(178)	2	(90)	(193)	(283)
Total interest-earning assets	23,235	(6,649)	16,586	7,805	(5,891)	1,914
Interest-bearing liabilities:
NOW deposits	76	(168)	(92)	139	(251)	(112)
Savings deposits	79	501	580	46	(97)	(51)
Money market deposits	456	(214)	242	599	—	599
Certificates of deposit	485	(873)	(388)	(745)	(214)	(959)
Senior notes	247	431	678	(1,269)	5	(1,264)
Borrowings	2,764	(2,463)	301	(1,223)	259	(964)
Total interest-bearing liabilities	4,107	(2,786)	1,321	(2,453)	(298)	(2,751)
Less tax equivalent adjustment	(245)	(193)	(438)	(466)	(43)	(509)
Change in net interest income	$19,373	$(3,670)	$15,703	$10,724	$(5,550)	$5,174

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012
Net income for the year ended September 30, 2013 was $25.3 million or $0.58 per diluted share. This compares to net income of $19.9 million, or $0.52 per diluted share for the year ended September 30, 2012.

Interest Income. Tax equivalent interest income for the year ended September 30, 2013 increased to $135.1 million, an increase of $16.6 million, or 14.0%, compared to the prior year. Average interest-earning assets for the year ended September 30, 2013 were $3.4 billion, an increase of $579.5 million, or 20.4%, over average interest-earning assets for the year ended September 30, 2012.

Interest income on loans increased $16.8 million in fiscal 2013 compared to the prior year. The increase was due to an increase in average loan balances of $410.7 million to $2.2 billion, which increased interest income by $20.5 million. This was partially offset by an 18 basis points decline in the yield on loans to 4.86% in fiscal 2013 as compared to 5.04% in fiscal 2012 which reduced interest income on loans by $3.7 million. The increase in loan volume was due to the success of our commercial banking teams and our successful retention of Gotham Bank interest-earning assets; the decline in loan yields reflects mainly the repayment of loans booked in prior periods that were replaced with loans at current market rates of interest.

Tax equivalent interest income on securities increased $971 thousand. A $155.6 million increase in the average balance of securities contributed $3.3 million of additional interest income. A decline in the yield on securities of 40 basis points to 2.34% reduced interest income from securities by $2.3 million.

Average other earning assets and balances at the Federal Reserve Bank increased $13.0 million, which contributed $202 thousand to interest income. This was substantially offset by lower rates earned on these average balances, which declined to 1.27% in fiscal 2013 from 1.41% in fiscal 2012.

Interest Expense for the year ended September 30, 2013 increased by $1.3 million to $19.9 million, an increase of 7.1% compared to interest expense of $18.6 million for the prior fiscal year. The increase in interest expense was due to the increase in the average balance of interest-bearing liabilities of $454.9 million, which was partially offset by a nine basis point reduction in the total cost of interest-bearing liabilities to 0.75% in fiscal 2013 from 0.84% in fiscal 2012. Interest expense on interest-bearing deposits increased $342 thousand. Average total interest-bearing deposits increased $364.3 million in fiscal 2013, which added $1.1 million to interest expense for the fiscal year. However, the rate incurred on interest-bearing deposits declined to 27 basis points from 30 basis points, which reduced interest expense by $754 thousand. Interest expense incurred on the Senior Notes in fiscal 2013 was $1.4 million. Interest expense on other borrowings increased $301 thousand in fiscal 2013 mainly due to an increase of $85.3 million in the average daily balance of other borrowings which increased interest expense by $2.8 million. As a greater portion of the borrowings were short-term, including overnight borrowings, the rate on other borrowings declined to 2.97% in fiscal 2013 from 3.63% in fiscal 2012.

Net Interest Income for the fiscal year ended September 30, 2013 was $112.2 million, compared to $96.5 million for the year ended September 30, 2012. The tax equivalent net interest margin was 3.37%, which declined 14 basis points relative to fiscal 2012. The main components of this decrease were the repayment of interest-earning assets originated in prior periods that were replaced with assets at current market rates of interest.

Provision for Loan Losses. The provision for loan losses is determined by the Company as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is the Company’s best estimate of probable incurred credit losses inherent in the loan portfolio. We recorded $12.2 million in loan loss provisions in fiscal 2013 compared to $10.6 million in fiscal 2012, an increase of $1.5 million. Net charge-offs in the loan portfolio were $11.6 million in fiscal 2013, compared to $10.2 million in the previous year. The amount of provision for loan losses considered the improvement in the credit quality of our loan portfolio, net charge-offs and the growth in the loan portfolio.

Non-interest income was $27.7 million for fiscal 2013, compared to $32.2 million for fiscal 2012. Non-interest income is principally comprised of deposit fees and service charges, net gain on sale of securities, bank-owned life insurance (“BOLI”) contracts, net gains on the sale of loans and title insurance and investment management fees. During fiscal 2013, non-interest income declined $4.5 million, or 13.9%, due to a $3.1 million decline in net gain on sale of securities, and a $1.4 million decline in title insurance and investment management fees. In fiscal 2012, we sold the assets of our former subsidiaries that were active in the title insurance and investment management businesses. We commenced new initiatives for title insurance and wealth management during fiscal 2013. In fiscal 2013, fees from these new initiatives were $2.8 million as compared to $4.3 million fiscal 2012.

Deposit fees and service charges decreased by $413 thousand, or 3.6%, to $11.0 million as compared to $11.4 million in fiscal 2012. This decline was caused by a change in the composition of our deposits, as deposits gathered by our relationship teams are generally higher balance deposits but typically generate lower levels of fees and service charges than retail deposits. BOLI income and net gain on sale of loans were both relatively unchanged in fiscal 2013 compared to fiscal 2012. During fiscal 2013 the Company sold $94.1million in residential mortgage loans and recorded $2.0 million in gains compared to $79.1 million in loans sold with $1.9 million in gains at fiscal 2012. The majority of net gain on sale of loans was generated in the first half of fiscal 2013 before interest rates began to increase. Other non-interest income for fiscal 2013 was $2.6 million, a $410 thousand increase compared to fiscal 2012. Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees, and safe deposit box rentals.

Non-interest expense for fiscal 2013 decreased by $916 thousand, or 1.0% to $91.0 million, compared to $92.0 million for the same period in 2012. Non-interest expense is principally comprised of compensation and employee benefits, occupancy and office operations, merger-related expense, FDIC insurance and regulatory assessments, professional fees and other real estate owned expenses. The decline in non-interest expense between fiscal 2013 and fiscal 2012 is mainly due to lower merger-related expenses. Merger-related expenses in fiscal 2013 of $2.8 million included due diligence costs for the Merger, which closed October 31, 2013, but did not include restructuring costs or other charges. Merger-related expenses in fiscal 2012 of $5.9 million included both due diligence, restructuring costs and other charges in connection with the acquisition of Gotham Bank. The majority of the expense for the Merger with Legacy Sterling will be recognized subsequent to September 30, 2013.

In fiscal 2013 compensation and employee benefits increased $1.8 million, or 3.9%, to $47.8 million compared to $46.0 million in the prior year. At September 30, 2013 and 2012 we had 16 relationship teams; however, several of the teams were recruited over the course of 2012. Our full-time equivalent employees were 477 at September 30, 2013 compared to 493 at September 30, 2012. The decline in personnel, was the result of efficiencies generated by the acquisition of Gotham Bank and four branch consolidations in fiscal 2013.

Professional fees declined $854 thousand to $3.4 million compared to $4.2 million in fiscal 2012 due mainly to lower costs incurred in connection with loan workouts and collections given the improvement in our asset quality.

Income Tax expense was $11.4 million for fiscal 2013, compared to $6.2 million for fiscal 2012, representing an effective tax rate of 31.1% and 23.6%, respectively. The higher effective tax rate recognized in fiscal 2013 was mainly the result of merger-related expenses incurred during the year that were fully non-tax deductible. In addition, the tax rate in fiscal 2013 relative to fiscal 2012 was impacted by a change in the proportion of municipal securities tax-exempt income and BOLI income relative to total pre-tax income.

Comparison of Financial Condition at September 30, 2012 and September 30, 2011
Total assets as of September 30, 2012 were $4.0 billion, an increase of $885.6 million compared to September 30, 2011. Significant contributors to the increase were the acquisition of Gotham Bank, whose assets totaled $431.4 million on the acquisition date, and seasonal funds received from municipal tax collection activity.

Net loans as of September 30, 2012 were $2.1 billion, an increase of $415.3 million, or 24.8%, over net loan balances of $1.7 billion at September 30, 2011. Approximately half of this increase was due to the loans acquired from Gotham Bank. Commercial real estate loans increased $369.1 million, or 52.5%, commercial & industrial loans increased $133.4 million, or 63.5%, and ADC loans decreased $31.9 million or 18.1% to $144.1 million compared to $175.9 million as of September 30, 2011, reflecting our decision to decrease ADC lending. Total loan originations, excluding loans originated for sale, were $735.7 million for fiscal 2012, while repayments were $509.1 million. The allowance for loan losses increased from $27.9 million to $28.3 million as a result of provisions for loan losses of $10.6 million and net charge-offs of $10.2 million.

Total securities increased by $303.4 million, to $1.2 billion at September 30, 2012 from $849.9 million at September 30, 2011. Securities purchases were $774.7 million, sales of securities were $344.4 million, and maturities, calls, and repayments were $237.5 million.

Goodwill and other intangibles totaled $170.4 million at September 30, 2012 an increase of $4.9 million. The increase is mainly related to the August 2012 acquisition of Gotham Bank offset by decreases relating to the sale of assets of Hudson Valley Investment Advisors.

Deposits as of September 30, 2012 were $3.1 billion, an increase of $814.5 million, or 35.5%, from September 30, 2011. Included in deposits for September 30, 2012 were approximately $425.0 million in short-term seasonal municipal deposits compared to $284.0 million at September 30, 2011. As of September 30, 2012, transaction accounts were 44.9% of deposits, or $1.4 billion compared to $1.1 billion or 45.9% at September 30, 2011. As of September 30, 2012, savings deposits were $506.5 million, an increase of $76.7 million or 17.8%. Money market accounts increased $312.2 million or 61.3% to $821.7 million at September 30, 2012 and certificates of deposit increased $83.8 million or 27.6% to $387.5 million.

Borrowings decreased by $29.8 million, or 8.0%, from September 30, 2011, to $345.2 million primarily due to the maturity of the Company’s FDIC guaranteed borrowing. The Company restructured $5.0 million of FHLB advances during the first quarter of fiscal 2012 which had a weighted average rate of 4.04% and duration of 1.5 years, into new borrowings with a weighted average rate of 2.37%, and duration of 1.6 years. Prepayment penalties of $278 thousand associated with the modifications are being amortized into interest expense over the modification period on a level yield basis.

Stockholders’ equity increased $60.0 million from September 30, 2011 to $491.1 million at September 30, 2012. The increase was primarily due to an increase of $46.5 million in additional paid-in capital from the issuance of 6,258,504 shares of common stock at a price of $7.35 per share in connection with the acquisition of Gotham Bank. The Company received net proceeds of approximately $46.0 million. The Company’s retained earnings increased $10.8 million and accumulated other comprehensive income increased by $1.8 million. During fiscal 2012, the Company did not repurchase shares of common stock under the treasury repurchase program.

As of September 30, 2012, the Bank’s Tier 1 leverage ratio was 7.49% and consolidated tangible equity as a percentage of tangible assets was 8.30%.

Credit Quality
NPLs decreased to $39.8 million at September 30, 2012 compared to $40.6 million at September 30, 2011. However, non-performing loans peaked at $52.0 million at March 31, 2012. The increase during the first half of the year primarily resulted from deterioration in our ADC portfolio combined with an increase in non-performing commercial real estate loans.  Through a combination of loan restructurings, sales and partial charge-offs, we reduced the NPLs during the second half of fiscal 2012.

The allowance for loan losses increased from $27.9 million to $28.3 million as the provisions exceeded net charge-offs by $365,000. The allowance for loan losses at September 30, 2012 was $28.3 million, which represented 71.0% of non-performing loans and 1.48% of our loan portfolio. Net charge-offs for the year ended September 30, 2012 were $10.2 million, or 0.56% of average loans, compared to net charge-offs of $19.5 million, or 1.17% of average loans for the prior year. The decrease in net charge-offs is mostly due to decreases in net charge-offs in commercial & industrial and ADC loans. Fiscal 2011included $8.9 million in net charge-offs in the ADC portfolio of which $7.5 million related to one borrower.

Our classified loans, those rated substandard or worse, declined from $94.0 million at September 30, 2011 to $88.7 million at September 30, 2012 primarily driven by a reduction in our ADC loans commensurate with the reduction in the non-performing loans from this segment. Special mention loans, however, increased from $23.0 million at September 30, 2011 to $42.4 million at September 30 2012, driven by increases in our commercial portfolios. Increases in commercial & industrial special mention loans were primarily caused by a downgrade of a loan to a substantial borrower that was used to partially finance a residential housing development that has been paying according to terms. The increase in commercial real estate portfolio special mention loans primarily resulted from upgrades from the substandard category.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011
Net income for the fiscal year ended September 30, 2012 was $19.9 million or $0.52 per diluted share. This compares to net income of $11.7 million, or $0.31 per diluted share for the fiscal year ended September 30, 2011.

Interest Income on a tax equivalent basis for the fiscal year ended September 30, 2012 increased to $100.0 million, an increase of $4.7 million, or 4.9%, compared to the prior year. Average interest-earning assets were $2.8 billion, an increase of $234.2 million, or 9.0%, over the prior year. Average loan balances increased by $140.8 million, average balances at the Federal Reserve Bank increased $37.3 million and average balances of other earning assets decreased by $2.0 million, primarily FHLB stock. On a tax-equivalent basis, average yields on interest-earning assets decreased by 30 basis points to 4.17%, from 4.47% for the prior year. The primary reasons for the decrease in asset yields are declines in general market interest rates on new lending activity, and the sale of securities with subsequent reinvestment at lower yields.

Interest income on loans for the year ended September 30, 2012 increased $1.5 million to $91.0 million from $89.5 million for the prior fiscal year. Interest income on commercial loans increased to $61.2 million, as compared to commercial loan interest income of $57.4 million for the prior fiscal year. Average balances of commercial loans grew $173.4 million to $1.2 billion, with a 47 basis points decrease in the average yield. Interest income on consumer loans decreased to $10.1 million, as compared to consumer loan interest income of $10.5 million for the prior fiscal year. Average balances of consumer loans decreased $11.9 million to $221.4 million, with an increase of 5 basis points in the average yield. Consumer loans adjustable with the prime rate totaled $162.2 million at September 30, 2012. Income earned on residential mortgage loans was $19.7 million for the year ended September 30, 2012, down $1.9 million from the prior year as a result of refinancing activity at lower rates and lower outstanding average balances.

Tax-equivalent interest income on securities, balances at the Federal Reserve Bank and other earning assets increased to $27.5 million for the year ended September 30, 2012, compared to $27.1 million for the prior year. This was due to higher balances of securities offset by a tax-equivalent decrease of 22 basis points in yields. The Company sold $344.4 million in securities and recorded $10.5 million in net gains on sale. Further during fiscal 2012, proceeds totaling $237.5 million in securities maturities and repayments were reinvested at current market rates.

Interest Expense for fiscal 2012 decreased by $2.8 million to $18.6 million, a decrease of 12.9% compared to interest expense of $21.3 million for the prior fiscal year. The decrease in interest expense was primarily due to a decrease in balances on average borrowings and lower rates paid on interest bearing deposits. Rates paid on interest bearing liabilities decreased to 0.84% from 1.05% in fiscal 2011. The average interest rate paid on certificates of deposit decreased by six basis points to 0.87% for the year ended September 30, 2012, from 0.93% for the prior year. The rates paid on NOW accounts decreased seven basis points for fiscal 2012 as compared to fiscal 2011. The average cost of borrowings increased to 3.63% at September 30, 2012 from 3.56% in 2011; however, average borrowings balance decreased by $34.2 million. Further, during the year, the Bank restructured $5.0 million in FHLB advances and paid $278 thousand in prepayment fees as part of the modification.

Net Interest Income for the fiscal year ended September 30, 2012 was $96.5 million, compared to $91.3 million for the year ended September 30, 2011. The tax equivalent net interest margin decreased by 14 basis points to 3.51%. The main component of this decrease relates to the fact that the Bank’s cash position throughout the year was higher than normal, and that cash was placed in lower yielding investments. Additionally, loans originated during the year were at lower yields than the historical weighted average book yield.

Provision for Loan Losses. We recorded $10.6 million in loan loss provisions for the year ended September 30, 2012 compared to $16.6 million in the prior year, a decrease of $6.0 million. We decreased the provision due to decreased net charge-offs, which were $10.2 million in fiscal 2012, compared to $19.5 million in the previous year. The ADC loan segment continued to experience higher levels of charge-offs in comparison to the other segments as a result of real estate market conditions. The remaining charge-offs were concentrated in write-downs of mortgage secured non-performing loans based on declining collateral values. Prior year net charge-offs were at an all-time high due to recording $8.9 million of charge-offs in the ADC portfolio, including $7.5 million in one relationship, as sale activity in residential housing subdivisions dropped sharply in the second half of fiscal year 2011.

During the year, our special mention loans increased from $23.0 million at September 30, 2011 to $42.4 million at September 30, 2012, while our substandard and doubtful loans decreased from $94.0 million to $88.7 million. All significant loans classified substandard or special mention are reviewed for impairment. As a result of our review we established a specific reserve, which totaled $3.2 million at September 30, 2012.

Non-interest income was $32.2 million for the fiscal year ended September 30, 2012 compared to $29.9 million for the fiscal year ended September 30, 2011. Income on securities sales, deposit fees and service charges, investment management fees, net increases in the cash surrender value of BOLI contracts, and net gains on the sale of loans made up the majority of non-interest income. During fiscal 2012, the Company recorded gains on sales of investment securities totaling $10.5 million compared to $10.0 million for the prior year. Deposit fees and service charges increased by $566,000, or 5.24%. During fiscal 2012 the Company originated and sold $80.6 million in residential mortgage loans and recorded $1.9 million in gains compared to $49.8 million in loans sold with $1.0 million in gains the prior year.

Non-interest expense for the fiscal year ended September 30, 2012 increased by $1.8 million, or 2.0% to $92.0 million, compared to $90.1 million for the same period in 2011. The largest components of non-interest expense consist of salaries and employee benefits, occupancy and office expenses, merger-related expense and professional fees. The increase was primarily attributable to merger expense of $5.9 million related to the acquisition of Gotham Bank and increased compensation and employee benefits of $2.4 million to $46.0 million compared to $43.7 million in the prior year. These increases were off set by decreases of $1.5 million to advertising and promotion and prior year restructuring charges of $3.2 million and deferred benefit settlement / CEO transition charges of $1.8 million.

Income Tax expense was $6.2 million for the fiscal year ended September 30, 2012 compared to $2.8 million for fiscal 2011, representing effective tax rates of 23.7% and 19.3%, respectively. The lower tax rate in 2011 was primarily due to higher proportion of tax-free income and BOLI relative to the total levels of pre-tax income.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below.

Lending Commitments. Lending commitments include loan commitments, unused credit lines, and letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At September 30, 2013 these commitments totaled $169.0 million. For our real estate businesses, loan commitments are generally for residential construction, multi-family and commercial construction projects, which totaled $71.0 million at September 30, 2013. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $100.0 million. In addition loan commitments for overdrafts were $10.5 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by the Company to the third-party. Letters of credit as of September 30, 2013 totaled $35.1 million.

See Note 16. Commitments and Contingencies to the consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
	(Dollars in thousands)
FHLB and other borrowings	$158,897	$78,908	$320,447	$2,734	$560,986
Time deposits	239,104	22,433	6,591	—	268,128
Letters of credits	24,890	1,561	25	8,576	35,052
Undrawn lines of credit	207,201	—	—	—	207,201
Operating leases	3,458	6,351	6,270	16,083	32,162
Total	$633,550	$109,253	$333,333	$27,393	$1,103,529
Commitments to extend credit	$171,032	—	—	—	$171,032

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of Sterling Bancorp have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the years ended September 30, 2013, 2012 and 2011, our loan originations totaled $1.2 billion, $ 816.3 million and $628.4 million, respectively. Purchases of securities available for sale totaled $490.2 million, $679.6 million and $622.6 million for the years ended September 30, 2013, 2012 and 2011, respectively. Purchases of securities held to maturity totaled $169.3 million, $95.2 million and $93.8 million for the years ended September 30, 2013, 2012 and 2011, respectively. These activities were funded primarily by borrowings and by principal repayments on loans and securities. Loan origination commitments totaled $171.0 million at September 30, 2013. Unused lines of credit granted to customers were $207.2 million at September 30, 2013. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in BOLI are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $60.9 million and $59.0 million at September 30, 2013 and September 30, 2012, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our competitors, and other factors. The net (decrease) / increase in total deposits was ($148.9 million), $814.5 million and $154.0 million for the years ended September 30, 2013, 2012 and 2011, respectively. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2013 totaled $239.1 million. Based upon prior experience and our current pricing strategy, we believe that a significant portion of such deposits will remain with us, although we may be required to compete for many of the maturing certificates in a highly competitive environment.

Credit spreads narrowed steadily during the past year and many are very near historically low levels. Furthermore, the extremely low interest rate environment caused our deposits to remain at elevated levels which have also strengthened our liquidity position. Many banks are experiencing a situation similar to ours resulting in the industry liquidity to be at significantly elevated levels. The preference of depositors to maintain their funds in short-term deposit products could lead to potential liquidity reductions in the future if interest rates change.

We generally remain fully invested and access additional funds through Federal Home Loan Bank of New York (“FHLB”) advances and other sources of which $561.0 million was outstanding at September 30, 2013. Cash and short-term borrowing capacity at September 30, 2013 is summarized below:

(Dollars in thousands)
Cash and due from banks	$113,090
Unpledged investment securities	549,728
Unpledged mortgage collateral	443,297
Total funding available	$1,106,115

Sterling Bank is subject to regulatory capital requirements that are discussed in “Capital Requirements” under “Regulation”. The Company’s tangible equity as a % of tangible assets - consolidated ratio was 8.09% as of September 30, 2013. The Bank’s regulatory capital ratios as of September 30, 2013 were as follows:

Tier 1 leverage ratio	9.33%
Tier 1 risk based capital ratio	13.18%
Total risk based capital ratio	14.24%

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

Item 7. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Sterling Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project” by future conditional verbs such as “will,” “should,” “would,” “could” or “may”, or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•
our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to integrate and fully realize costs savings and other benefits we estimated in connection with the Merger;

•
continued implementation of our team based business strategy, including customer acceptance of our products and services and the perceived overall value, pricing and quality of them, compared to our competitors;

•	business disruption following the Merger;

•
legislative and regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

•	adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;

•	general economic conditions, either nationally, internationally, or in our market areas, including fluctuations in real estate values and constrained financial markets;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

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
Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. Sterling National Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial real estate loans, commercial & industrial loans, and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in the Company’s and the Bank’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2013, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$565,776	$(48,679)	(7.9)%	$119,056	$6,961	6.2%
+200	587,069	(26,386)	(4.3)	117,349	5,254	4.7
+100	606,751	(6,704)	(1.1)	114,296	2,201	2.0
0	613,455	—	—	112,095	—	—
-100	611,771	1,684	0.3	104,600	(7,495)	(6.7)

The table above indicates that at September 30, 2013, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 4.3% decrease in EVE and a 4.7% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the EVE and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates may have on our net interest income. Actual results will likely differ.

During the fiscal year 2013, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 10 basis points from 0.23% to 0.33% in fiscal 2013 while the yield on U.S. Treasury 10-year notes increased 99 basis points from 1.65% to 2.64% over the same twelve month period. The greater increase in rates on longer term maturities resulted in a steeper 2-10 year treasury yield curve at the end of fiscal 2013 relative to the beginning of the fiscal year. During the fourth quarter, the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so until the unemployment rate and inflation expectations reach certain thresholds. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in a short-term margin compression environment. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of September 30, 2013 and 2012

(C)	Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011

(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011

(F)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 21. Quarterly Results of Operations (Unaudited) to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sterling Bancorp

We have audited the accompanying consolidated balance sheets of Sterling Bancorp as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended September 30, 2013.  We also have audited Sterling Bancorp’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

New York, New York
December 6, 2013

STERLING BANCORP AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands, except per share data)

	September 30,
	2013	2012
ASSETS:
Cash and due from banks	$113,090	$437,982
Securities:
Available for sale, at fair value	954,393	1,010,872
Held to maturity, at amortized cost (fair value of $250,896 and $146,324 in 2013 and 2012, respectively)	253,999	142,376
Total securities	1,208,392	1,153,248
Assets held for sale	—	4,550
Loans held for sale	1,011	7,505
Gross loans	2,412,898	2,119,472
Allowance for loan losses	(28,877)	(28,282)
Total loans, net	2,384,021	2,091,190
Federal Home Loan Bank (“FHLB”) stock, at cost	24,312	19,249
Premises and equipment, net	36,520	38,483
Goodwill	163,117	163,247
Core deposit and other intangible assets	5,891	7,164
Bank owned life insurance	60,914	59,017
Other real estate owned	6,022	6,403
Other assets	45,882	34,944
Total assets	$4,049,172	$4,022,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$2,962,294	$3,111,151
FHLB and other borrowings	462,953	345,176
Senior notes	98,033	—
Mortgage escrow funds	12,646	11,919
Other liabilities	30,380	63,614
Total liabilities	3,566,306	3,531,860
Commitments and Contingent liabilities (See Note 16.)
STOCKHOLDERS’ EQUITY:
Preferred stock, (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 75,000,000 shares authorized; 52,188,056 and 45,929,552 issued for 2013 and 2012, respectively; 44,351,046 and 44,173,470 shares outstanding in 2013 and 2012 respectively)	522	522
Additional paid-in capital	403,816	403,541
Unallocated common stock held by employee stock ownership plan (“ESOP”); 549,262 and 599,194 unallocated shares outstanding in 2013 and 2012, respectively	(5,493)	(5,638)
Treasury stock, at cost (7,837,010 shares in 2013 and 8,014,586 shares in 2012)	(88,538)	(90,173)
Retained earnings	187,889	175,971
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of ($10,482) in 2013 and $4,688 in 2012	(15,330)	6,899
Total stockholders’ equity	482,866	491,122
Total liabilities and stockholders’ equity	$4,049,172	$4,022,982
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Income For the year ended September 30, (Dollars in thousands, except per share data)

	2013	2012	2011
Interest and dividend income:
Loans, including fees	$107,810	$91,010	$89,500
Taxable securities	17,509	16,538	14,493
Non-taxable securities	5,682	6,497	7,441
Other earning assets	1,060	992	1,180
Total interest and dividend income	132,061	115,037	112,614
Interest expense:
Deposits	5,923	5,581	6,104
Borrowings	13,971	12,992	15,220
Total interest expense	19,894	18,573	21,324
Net interest income	112,167	96,464	91,290
Provision for loan losses	12,150	10,612	16,584
Net interest income after provision for loan losses	100,017	85,852	74,706
Non-interest income:
Deposit fees and service charges	10,964	11,377	10,811
Net gain on sale of securities	7,391	10,452	10,011
Other than temporary impairment on securities:
Total impairment loss	(73)	(90)	(787)
Loss recognized in other comprehensive income	41	43	509
Net impairment loss recognized in earnings	(32)	(47)	(278)
Title insurance fees	395	1,106	1,224
Bank owned life insurance	1,998	2,050	2,049
Net gain on sale of loans	1,979	1,897	1,027
Investment management fees	2,413	3,143	3,080
Other	2,584	2,174	2,027
Total non-interest income	27,692	32,152	29,951
Non-interest expense:
Compensation and employee benefits	47,833	46,038	43,662
Stock-based compensation plans	2,239	1,187	1,162
Merger-related expense	2,772	5,925	255
Occupancy and office operations	14,953	14,457	14,508
Amortization of intangible assets	1,296	1,245	1,426
Other real estate owned expense	1,562	1,618	1,171
FDIC insurance and regulatory assessments	3,010	3,096	2,910
Other	17,376	18,391	25,017
Total non-interest expense	91,041	91,957	90,111
Income before income tax expense	36,668	26,047	14,546
Income tax expense	11,414	6,159	2,807
Net income	$25,254	$19,888	$11,739
Weighted average common shares:
Basic	43,734,425	38,227,653	37,452,596
Diluted	43,783,053	38,248,046	37,453,542
Earnings per common share
Basic	$0.58	$0.52	$0.31
Diluted	0.58	0.52	0.31
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the year ended September 30,
(Dollars in thousands, except share data)

	2013	2012	2011
Net income	$25,254	$19,888	$11,739
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains on securities available for sale net of related tax (benefit) expense of ($15,154), $5,220 and $4,624	(22,167)	7,641	6,762
Less:
Reclassification adjustment for net realized gains included in net income, net of related income tax expense of $3,001, $4,246 and $4,065	4,390	6,206	5,946
Reclassification adjustment for other than temporary losses included in net income, net of related income tax benefit of ($13), ($19) and ($113)	(19)	(28)	(165)
Total securities available for sale	(26,538)	1,463	981
Change in funded status of defined benefit plans, net of related income tax expense (benefit) of $2,929, $205 and ($665)	4,309	300	(969)
Other comprehensive (loss) income	(22,229)	1,763	12
Total comprehensive income	$3,025	$21,651	$11,751
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the year ended September 30,
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 1, 2010	38,262,288	$459	$356,912	$(6,637)	$(87,336)	$162,433	$5,124	$430,955
Net income						11,739		11,739
Other comprehensive income							12	12
Deferred compensation transactions	—	—	45	—	—	—	—	45
Stock option transactions, net	—	—	558	—		—	—	558
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	(59)	499	—	—	—	440
Restricted stock awards, net	59,174	—	(393)	—	531	—	—	138
Purchase of treasury stock	(457,454)	—	—	—	(3,780)	—	—	(3,780)
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(8,973)	—	(8,973)
Balance at September 30, 2011	37,864,008	459	357,063	(6,138)	(90,585)	165,199	5,136	431,134
Net income						19,888		19,888
Other comprehensive income							1,763	1,763
Deferred compensation transactions	—	—	164	—	—	—	—	164
Stock option transactions, net	—	—	521	—	—	—	—	521
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	43	500	—	—	—	543
Restricted stock awards, net	50,958	—	(187)	—	412	—	—	225
Capital raise	6,258,504	63	45,937	—	—	—	—	46,000
Cash dividends paid ($0.24 per common share)	—	—	—	—	—	(9,100)	—	(9,100)
Other	—	—	—	—	—	(16)	—	(16)
Balance at September 30, 2012	44,173,470	522	403,541	(5,638)	(90,173)	175,971	6,899	491,122
Net income	—					25,254	—	25,254
Other comprehensive income	—						(22,229)	(22,229)
Deferred compensation transactions	—	—	35	—	—	—	—	35
Stock option transactions, net	8,250	—	695	—	95	(33)	—	757
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	119	145	—	—	—	264
Restricted stock awards, net	169,326	—	(574)	—	1,540	—	—	966
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(13,303)	—	(13,303)
Balance at September 30, 2013	44,351,046	$522	$403,816	$(5,493)	$(88,538)	$187,889	$(15,330)	$482,866
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Year Ended September 30, (Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$25,254	$19,888	$11,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	12,150	10,612	16,584
Loss and write downs on other real estate owned	1,285	694	869
Depreciation of premises and equipment	4,243	4,746	6,177
Amortization of intangibles	1,296	1,245	1,426
Net gain on sale of securities	(7,391)	(10,452)	(10,011)
Net gains on loans held for sale	(1,979)	(1,897)	(1,027)
Loss (gain) on sale of premises and equipment	75	(75)	—
Net amortization of premium and discount on securities	2,068	(1,006)	3,181
Change in unamortized acquisition costs and premiums	1,050	—	—
Accrued restructuring expense	—	—	3,201
Accretion of premium on borrowings (includes calls on borrowings), net	87	(67)	(30)
Amortization of pre-payment fees on restructured borrowings	1,466	1,459	1,033
ESOP and restricted stock expense	1,544	667	607
Stock option compensation expense	695	521	558
Originations of loans held for sale	(85,657)	(80,579)	(49,807)
Proceeds from sales of loans held for sale	94,130	79,147	52,548
Increase in cash surrender value of bank owned life insurance	(1,998)	(2,050)	(2,049)
Deferred income tax expense (benefit)	719	(64)	118
Other adjustments (principally net changes in other assets and other liabilities)	(26,413)	2,237	(8,639)
Net cash provided by operating activities	22,624	25,026	26,478
Cash flows from investing activities:
Purchases of securities:
Available for sale	(490,160)	(679,553)	(622,551)
Held to maturity	(169,320)	(95,157)	(93,764)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	168,771	174,497	251,774
Held to maturity	55,866	63,037	17,220
Proceeds from sales of securities available for sale	339,123	344,431	540,145
Proceeds from sales of securities held to maturity	1,187	—	357
Loan originations	(1,124,310)	(735,676)	(578,631)
Loan principal payments	813,695	509,060	553,235
(Purchases) proceeds from sale of FHLB stock, net	(5,063)	(620)	1,988
Proceeds from sales of other real estate owned	4,730	3,468	301
Purchases of premises and equipment	(2,355)	(1,853)	(3,465)
Proceeds from sale of Hudson Valley Investment Advisors	4,738	—	—
Proceeds from sale of fixed assets	—	75	—
Purchases of bank owned life insurance	—	—	(3,980)

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Continued For the year ended September 30, (Dollars in thousands)

	2013	2012	2011
Cash received from Gotham acquisition	—	126,818	—
Net cash (used in) provided by investing activities	(403,098)	(291,473)	62,629
Cash flows from financing activities:
Net (decrease) increase in transaction, savings and money market deposits	(29,503)	499,340	227,907
Net (decrease) in time deposits	(119,354)	(53,786)	(73,914)
Net increase (decrease) in short-term FHLB borrowings	91,528	(5,000)	(34,840)
Increase in long-term FHLB borrowings	25,000	—	—
Gross repayments of long-term FHLB borrowings	(217)	(5,244)	(1,238)
Payments of pre-payment fees on FHLB borrowings	—	(278)	(5,151)
Repayment of senior unsecured note	—	(51,499)	—
Net proceeds from Senior Notes	97,946	—	—
Net increase in mortgage escrow funds	727	2,218	1,503
Treasury shares purchased	—	—	(3,810)
Stock option transactions	62	102	4
Other stock-based compensation transactions	35	164	45
Equity capital raise	—	46,000	—
Cash dividends paid	(10,642)	(9,100)	(8,973)
Net cash provided by financing activities	55,582	422,917	101,533
Net (decrease) increase in cash and cash equivalents	(324,892)	156,470	190,640
Cash and cash equivalents at beginning of year	437,982	281,512	90,872
Cash and cash equivalents at end of year	$113,090	$437,982	$281,512
Supplemental cash flow information:
Interest payments	$18,831	$18,447	$21,815
Income tax payments	4,475	1,873	9,070
Real estate acquired in settlement of loans	5,634	6,148	1,932
Unsettled securities transactions	—	41,758	—
Dividends declared, not yet paid	2,661	—	—

Acquisitions:
Non-cash assets acquired:
Securities available for sale	—	$54,994	—
Total loans, net	—	205,453	—
FHLB stock	—	1,045	—
Accrued interest receivable	—	417	—
Goodwill	—	5,665	—
Core deposit intangibles	—	4,818	—
Premises and equipment, net	—	490	—
Other assets	—	1,663	—
Total non-cash assets acquired	—	274,545	—

STERLING BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Continued For the year ended September 30, (Dollars in thousands)

	2013	2012	2011
Liabilities assumed:
Deposits	—	$368,902	—
FHLB and other borrowings	—	30,784	—
Other liabilities	—	1,677	—
Total liabilities assumed	—	401,363	—

Net non-cash (liabilities) acquired	—	$(126,818)	—
Cash and cash equivalents acquired in acquisitions	—	126,818	—
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp completed its acquisition of Sterling Bancorp (“Legacy Sterling”). In connection with the merger, Provident New York Bancorp completed the following corporate actions:

•	Legacy Sterling merged with and into Provident New York Bancorp. Provident New York Bancorp was the accounting acquirer and the surviving entity.

•
Provident New York Bancorp changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended.

•	Provident Bank converted to a national bank charter.

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank.

•	Provident Municipal Bank merged into Sterling National Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The consolidated financial statements include the accounts of Sterling Bancorp (“Sterling” or the “Company”), PBNY Holdings, Inc. which has an investment in PB Madison Title Agency L.P., a company that provides title searches and title insurance for residential and commercial real estate, LandSave Development, LLC an inactive subsidiary, Provident Risk Management (a captive insurance company), Sterling National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries included at September 30, 2013 (i) Provident Municipal Bank (“PMB”) which was a limited-purpose, New York State-chartered commercial bank formed to accept deposits from municipalities in the Company’s market area and was merged into the Bank at the time of the Merger, (ii) Provident REIT, Inc. and WSB Funding, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (iii) Provest Services Corp. I, which has invested in a low-income housing partnership, and (iv) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (v) Limited Liability Companies, which hold other real estate owned held by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts from prior years have been reclassified to conform to the current fiscal year presentation. Reclassifications had no affect on prior year net income or stockholders’ equity.

(a) Nature of Business
Since October 31, 2013, Sterling Bancorp (“Sterling” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of Sterling National Bank (the “Bank”) and was formed in connection with the second step offering on January 14, 2004. Sterling is listed on the New York Stock Exchange (NYSE) under the symbol STL.

Sterling National Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and net income. We operate through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets specific geographic markets - the New York Metro Market, which includes Manhattan and Long Island; and our New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey.

The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. In connection with the Merger, the Bank became a national bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board are the primary regulators for the Bank and the Company, respectively.

At September 30, 2012, the Company had $4.5 million of assets held for sale that represented the assets of Hudson Valley Investment Advisors (“HVIA”). The Company entered into an agreement to sell HVIA subsequent to September 30, 2012. The transaction settled on November 16, 2012.

STERLING BANCORP AND SUBSIDIARIES
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

(d) Restrictions on Cash
A portion of the Company's cash on hand and on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

(e) Long Term Assets
Premises and equipment, core deposit and other intangible assets are reviewed annually for impairment or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(f) Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 17.)

(g) Adoption of New Accounting Standards
Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments were effective for reporting periods beginning after December 15, 2012. See Note 19. Accumulated Other Comprehensive (Loss) Income for the impact of this standard.

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

Held to maturity securities are limited to debt securities for which we have the intent and the ability to hold to maturity. These securities are reported at amortized cost.

Trading securities are debt and equity securities held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in securities trading activities.

All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available for sale securities include securities that we intend to hold for an indefinite period of time, such as securities to be used as part of the Company’s

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

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

Securities are evaluated for impairment at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, we consider the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary impairment is separated into a) the amount representing the credit loss and b) the amount related to all other factors. The amount of other than temporary impairment related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of September 30, 2013 the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss.

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

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $778, $695 and $623 for the years ended September 30, 2013, 2012 and 2011, respectively. Late fees and ancillary fees related to loan servicing are not material. Note effective October 1, 2013 the Bank transferred servicing of residential mortgage loans to a nationally recognized mortgage loan servicing company.

(k) Loans
Loans where we have the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the unpaid principal balance.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A loan is placed on non-accrual status when we have determined that the borrower may likely be unable to meet contractual principal or interest obligations, or when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Furthermore, negative tax escrow will be included in the unpaid principal for loans individually evaluated for impairment, as this is part of the customer’s legal obligation to the Company.

The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of income at that time. Interest and fees on loans include prepayment fees and late charges collected.

(l) Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan portfolio. The allowance for loan losses, is a critical accounting estimate and requires substantial judgment of management. The allowance for loan losses includes allowance allocations calculated in accordance with ASC Subtopic 450-20, “Loss Contingencies” and ASC Subtopic 310-35-2, “Loan Impairment.” The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing. The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral.

The segments or classes considered real estate secured are: residential mortgage loans; commercial real estate (“CRE”) loans; business banking CRE; acquisition, development and construction (“ADC”) loans; homeowner loans, and home equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial & industrial (“C&I”) loans, business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more, or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage or home equity line of credit to be significant if the Company’s investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan’s carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally impairment reserves are recognized for estimated costs to hold and to liquidate and a 10% discount of the appraisal value. The ranges for the costs to hold and liquidate are 12-22% for the following segments: CRE, business banking CRE and ADC loans and 7-13% for homeowner loans, home equity lines of credit, and residential mortgage loans. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For loans in the business banking C&I segment we charge off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For loans in the C&I loan segment, we conduct a cash flow projection, and charge off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the imprecision of our estimates. However, for most of these cases receipt of future cash flows is too unreliable to be considered probable, resulting in the charge off of the entire balance of the loan. For unsecured consumer loans, charge offs are recognized once the loan is 90 to 120 days or more past due or the borrower files for bankruptcy protection.

Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for the pass rated loans in each major loan category. After we establish an allowance for loan losses that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable incurred losses inherent in that portion of the portfolio. These percentages are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

•levels of, and trends in, delinquencies and non-accruals;

STERLING BANCORP AND SUBSIDIARIES
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

(m) Troubled Debt Restructuring
Troubled debt restructuring (“TDR”) is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. Not all loans that are restructured as a TDR are classified as non accrual before the restructuring occurs. Restructured loans can convert from non accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.

(n) Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (FHLB) of New York, the Bank is required to hold a certain amount of FHLB common stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

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

STERLING BANCORP AND SUBSIDIARIES
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

The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level. The Company has the option to first perform a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform the two-step process described below:

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

At September 30, 2013 the Company assessed goodwill for impairment using qualitative factors and concluded the two-step process was unnecessary. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of approximately eight years. Intangibles related to the naming rights on Provident Bank Ball Park are amortized over 10 years on a straight-line basis. Impairment losses on intangible assets are charged to expense, if and when they occur.

(q) Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned properties are recognized upon disposition. Other real estate owned totaled $6.0 million and $6.4 million at September 30, 2013 and 2012, respectively.

(r) Securities Repurchase Agreements
In securities repurchase agreements, the Company transfers securities to counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s investment securities portfolio. Disclosure of the pledged securities is made in the consolidated balance sheets if the counterparty has the right by contract to sell or re-pledge such collateral.

STERLING BANCORP AND SUBSIDIARIES
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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax position that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of September 30, 2013. See Note 10 “Income Taxes”.

(t) Bank Owned Life Insurance (BOLI)
The Company has purchased life insurance policies on certain officers and key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

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

During the fiscal years ended September 30, 2013, 2012 and 2011 the Company issued 360,500, 515,000 and 119,526 new stock option awards and recognized total non-cash stock-based compensation cost of $634, $521 and $558, respectively. As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options was $1,360. Options granted in 2013 have 3 year vesting periods.

The Company also has a restricted stock plan in which shares awarded are transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The expense is amortized over the vesting period of the awards. The Company issued 186,900 shares during 2013 and 58,000 during 2012 and 63,870 shares were issued in 2011. The total restricted stock compensation cost recognized during 2013, 2012 and 2011 was $1,108, $276, and $168, respectively. As of September 30, 2013, the total remaining unrecognized compensation cost related to restricted stock was $1,239.

The Company’s stock-based compensation plans allow for accelerated vesting when employees retire under circumstances in accordance with the terms of the plans. Grants which are subject to such accelerated vesting, are expensed over the shorter

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the vesting period expressed in the stock based compensation agreement, depending upon the age of the grantee. As of September 30, 2013, 11,533 restricted shares and 48,121 stock options were potentially subject to accelerated vesting, and have been fully expensed. The Company recognized expense associated with the acceleration of restricted shares of $5 for fiscal 2013,and no expense in fiscal 2012 and 2011. The Company recognized expense associated with the acceleration of 2,000 shares in 2013, and no stock option shares in 2012 and 2011, respectively.

(v) Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested restricted stock shares became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares include earned ESOP shares.

(w) Segment Information
Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Substantially all of the Company’s operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes the Company’s only operating segment for financial reporting purposes.

(x) Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the financial statements.

(y) Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

(2) Acquisitions

On August 10, 2012, the Company acquired 100% of the outstanding shares of Gotham Bank of New York (“Gotham”) in exchange for $40,510 in cash. Under the terms of the acquisition, common shareholders received cash equal to 125% of adjusted tangible net worth. The acquisition of Gotham allowed the Company to expand in the New York City market. Gotham delivered a long-term client base with core loan and deposit relationships, an attractive location in midtown Manhattan and our initial commercial banking team in New York City. Gotham’s results of operations were included in the Company’s results beginning on August 10, 2012. Acquisition-related costs of $5,925 are included in non-interest expense in the Company’s income statement for the year ended September 30, 2012.

The following table summarizes the consideration paid for Gotham and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

August 10,
2012
ASSETS:
Cash and due from banks	$167,328
Securities, available for sale	54,994
Total loans, net	205,453
Federal Home Loan Bank (“FHLB”) stock	1,045
Accrued interest receivable	417
Premises and equipment, net	490
Other assets	1,793
Total assets acquired	$431,520

LIABILITIES:
Deposits	$368,902
FHLB and other borrowings	30,784
Other liabilities	1,677
Total liabilities assumed	$401,363

Total identifiable net assets	$30,157
Core deposit intangible	4,818
Goodwill	5,535
Cash paid	$40,510

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents pro forma information as if the acquisition had occurred at October 1, 2010. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	September 30,
	2012	2011
Net interest income	$103,999	$102,447
Net income	22,914	16,068
Basic earnings per share	0.60	0.37
Diluted earnings per share	0.60	0.37

Future Amortization of Core Deposit and Other Intangible Assets. The following table sets forth the future amortization of core deposit and other intangible assets, including naming rights of $1,870 at September 30, 2013:

	September 30,
	2013	2012
Less than one year	$925	$853
One to two years	771	960
Two to three years	726	814
Three to four years	695	751
Four to five years	669	714
Beyond five years	2,105	3,072
Total	$5,891	$7,164

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	September 30, 2013				September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale
Residential mortgage-backed securities:
Fannie Mae	$214,191	$1,168	$(3,921)	$211,438	$155,601	$5,806	$—	$161,407
Freddie Mac	67,272	593	(236)	67,629	81,509	3,751	—	85,260
Ginnie Mae	3,374	88	—	3,462	4,488	290	—	4,778
CMO/Other MBS	169,336	356	(3,038)	166,654	191,867	1,787	(590)	193,064
Total residential mortgage-backed securities:	454,173	2,205	(7,195)	449,183	433,465	11,634	(590)	444,509
Other securities:
Federal agencies	273,637	—	(12,090)	261,547	404,820	4,013	(10)	408,823
Corporate bonds	118,575	153	(3,795)	114,933	—	—	—	—
State and municipal	127,324	3,447	(2,041)	128,730	146,136	10,349	(4)	156,481
Equities	—	—	—	—	1,087	—	(28)	1,059
Total other securities	519,536	3,600	(17,926)	505,210	552,043	14,362	(42)	566,363
Total available for sale	$973,709	$5,805	$(25,121)	$954,393	$985,508	$25,996	$(632)	$1,010,872

	September 30, 2013				September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Held to maturity
Residential mortgage-backed securities:
Fannie Mae	$70,502	$399	$(86)	$70,815	$28,637	$1,212	$—	$29,849
Freddie Mac	59,869	317	(22)	60,164	42,706	1,347	—	44,053
CMO/Other MBS	25,776	33	(315)	25,494	27,921	226	(28)	28,119
Total residential mortgage-backed securities	156,147	749	(423)	156,473	99,264	2,785	(28)	102,021
Other securities:
Federal agencies	77,341	—	(3,458)	73,883	22,236	106	—	22,342
State and municipal	19,011	556	(546)	19,021	19,376	1,059	—	20,435
Other	1,500	19	—	1,519	1,500	26	—	1,526
Total other securities	97,852	575	(4,004)	94,423	43,112	1,191	—	44,303
Total held to maturity	$253,999	$1,324	$(4,427)	$250,896	$142,376	$3,976	$(28)	$146,324

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at September 30, 2013 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	September 30, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$2,242	$2,259	$3,800	$3,841
One to five years	81,057	81,596	14,756	14,578
Five to ten years	417,655	403,270	73,152	69,970
Greater than ten years	18,582	18,085	6,144	6,034
Total other securities	519,536	505,210	97,852	94,423
Residential mortgage-backed securities	454,173	449,183	156,147	156,473
Total securities	$973,709	$954,393	$253,999	$250,896

Sales of securities were as follows:

	September 30,
	2013	2012	2011
Available for sale:
Proceeds from sales	$339,123	$344,431	$540,145
Gross realized gains	7,709	10,468	10,000
Gross realized losses	(377)	—	—
Income tax expense on realized net gains	2,282	2,475	1,930
Held to maturity: (1)
Proceeds from sales	$1,187	—	$357
Gross realized gains	59	—	18
Income tax expense on realized gains	18	—	3
(1) During the fiscal year ended September 30, 2013 and 2011 the Company sold held to maturity securities after the Company had already collected at least 85% of the principal balance outstanding at acquisition.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table summarizes those securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
As of September 30, 2013
Residential mortgage-backed securities:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential mortgage-backed securities	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)
As of September 30, 2012
CMO/other MBS	$64,065	$(590)	$—	$—	$64,065	$(590)
Federal agencies	4,993	(10)	—	—	4,993	(10)
State and municipal	716	(4)	—	—	716	(4)
Equities	—	—	809	(28)	809	(28)
Total	$69,774	$(604)	$809	$(28)	$70,583	$(632)

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
As of September 30, 2013
Fannie Mae	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO other MBS	31,412	(337)	—	—	31,412	(337)
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
Municipal bonds	9,530	(546)	—	—	9,530	(546)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)
September 30, 2012
Total	$13,189	$(28)	$—	$—	$13,189	$(28)

Substantially all of the unrealized losses at September 30, 2013 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At September 30, 2013, a total of 323 available for sale securities were in a continuous unrealized loss position for less than 12 months and two securities were in an unrealized loss position for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses (“OTTI”), management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for an anticipated recovery in cost.

Within the CMO category of the available for sale portfolio there are four private label CMOs that had an amortized cost of $3,636 and a fair value (carrying value) of $3,613 as of September 30, 2013. Two of the four securities are considered to be OTTI and are below investment grade. The impaired private label CMOs had an amortized cost of $3,288 and a fair value of $3,263 at September 30, 2013. Impairment charges on these securities were $14 and $47 for the fiscal years ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 total cumulative impairment charges on these two private label CMOs were $61. The remaining two securities are rated investment grade and were performing as of September 30, 2013 and are expected to continue to perform based on current information. In determining whether OTTI existed on these debt securities the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no additional credit losses were expected. The Company will continue to evaluate its investment securities portfolio for OTTI on at least a quarterly basis.

Excluding FHLB and New York Business Development Corporation stock, the Company owned one equity security with a balance of $809 at September 30, 2012, which was sold during the fiscal year ended September 30, 2013. For the twelve months ended September 30, 2013 and 2012, the Company incurred OTTI on this security of $18 and $0, respectively.

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	September 30,
	2013	2012
Available for sale securities pledged for borrowings, at fair value	$199,642	$192,482
Available for sale securities pledged for municipal deposits, at fair value	580,756	703,261
Available for sale securities pledged for customer back-to-back swaps, at fair value	4,645	4,174
Held to maturity securities pledged for borrowings, at amortized cost	55,497	53,507
Held to maturity securities pledged for municipal deposits, at amortized cost	167,926	138,855
Total securities pledged	$1,008,466	$1,092,279

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(4) Loans

The components of the loan portfolio, excluding loans held for sale, were as follows:

	September 30,
	2013	2012
Residential mortgage	$400,009	$350,022
Commercial:
Commercial real estate	1,277,037	1,072,504
Commercial & industrial	439,787	343,307
Acquisition, development & construction	102,494	144,061
Total commercial	1,819,318	1,559,872
Consumer:
Home equity lines of credit	156,995	165,200
Other consumer loans	36,576	44,378
Total consumer	193,571	209,578
Total loans	2,412,898	2,119,472
Allowance for loan losses	(28,877)	(28,282)
Total loans, net	$2,384,021	$2,091,190
Total loans include net deferred loan origination costs (fees) of $1,201 and $(310) at September 30, 2013 and 2012, respectively.

Included in the Company’s loan portfolio are loans acquired from Gotham Bank. These loans were recorded at fair value at acquisition and carried a balance of $133,493 and $205,764 at September 30, 2013 and September 30, 2012, respectively. The discount associated with these loans which includes adjustments associated with market interest rates and expected credit losses, was $1,879 and $3,924 at September 30, 2013 and September 30, 2012, respectively. We evaluate these loans for impairment collectively. None of the Gotham Bank acquired loans were identified as purchase credit impaired at acquisition.

At September 30, 2013, the Company has pledged loans totaling $784.4 million to the FHLB as collateral for certain borrowing arrangements. See Note 8. Borrowings.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at September 30, 2013 and September 30, 2012:

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Residential mortgage	$390,072	$354	$267	$1,832	$7,484	$400,009
Commercial real estate	1,263,933	1,978	2,357	1,574	7,195	1,277,037
Commercial & industrial	438,818	178	2	289	500	439,787
Acquisition, development & construction	96,306	768	—	—	5,420	102,494
Consumer	190,393	566	—	404	2,208	193,571
Total loans	$2,379,522	$3,844	$2,626	$4,099	$22,807	$2,412,898
Total TDRs included above	$23,754	$—	$—	$141	$2,199	$26,094
Non-performing loans:
Loans 90+ days past due and still accruing					$4,099
Non-accrual loans					22,807
Total non-performing loans					$26,906

	September 30, 2012
	Current loans	30-59 Days past due	60-89 Days past due	90+ Days past due	Non- accrual	Total
Residential mortgage	$337,356	$855	$497	$2,263	$9,051	$350,022
Commercial real estate	1,060,176	902	973	1,638	8,815	1,072,504
Commercial & industrial	342,726	96	141	—	344	343,307
Acquisition, development & construction	121,590	7,067	—	—	15,404	144,061
Consumer	205,463	1,551	265	469	1,830	209,578
Total loans	$2,067,311	$10,471	$1,876	$4,370	$35,444	$2,119,472
Total TDRs included above	$13,543	$270	$264	$—	$10,870	$24,947
Non-performing loans:
Loans 90+ days past due and accruing					$4,370
Non-accrual loans					35,444
Total non-performing loans					$39,814

Activity in the allowance for loan losses for the year ended September 30, 2013, 2012 and 2011 is summarized below:

	For the year ended September 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Residential mortgage	$4,359	$(2,547)	$101	$(2,446)	$2,561	$4,474
Commercial real estate	7,230	(3,725)	577	(3,148)	5,885	9,967
Commercial & industrial	4,603	(1,354)	410	(944)	1,643	5,302
Acquisition, development & construction	8,526	(3,422)	182	(3,240)	520	5,806
Consumer	3,564	(2,009)	232	(1,777)	1,541	3,328
Total loans	$28,282	$(13,057)	$1,502	$(11,555)	$12,150	$28,877
Net charge-offs to average loans outstanding						0.52%

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	For the year ended September 30, 2012
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Residential mortgage	$3,498	$(2,551)	$356	$(2,195)	$3,056	$4,359
Commercial real estate	5,568	(2,707)	528	(2,179)	3,841	7,230
Commercial & industrial	5,945	(1,526)	1,116	(410)	(932)	4,603
Acquisition, development & construction	9,895	(4,124)	299	(3,825)	2,456	8,526
Consumer	3,011	(1,901)	263	(1,638)	2,191	3,564
Total loans	$27,917	$(12,809)	$2,562	$(10,247)	$10,612	$28,282
Net charge-offs to average loans outstanding						0.56%

	For the year ended September 30, 2011
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Residential mortgage	$2,641	$(2,140)	$15	$(2,125)	$2,982	$3,498
Commercial real estate	5,915	(1,802)	2	(1,800)	1,453	5,568
Commercial & industrial	8,970	(5,400)	605	(4,795)	1,770	5,945
Acquisition, development & construction	9,752	(8,939)	10	(8,929)	9,072	9,895
Consumer	3,565	(1,989)	128	(1,861)	1,307	3,011
Total loans	$30,843	$(20,270)	$760	$(19,510)	$16,584	$27,917
Net charge-offs to average loans outstanding						1.17%

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans on a loan-by-loan basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance for loan losses.

When the ultimate collectibility of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectibility of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.
During the third quarter of fiscal 2013, we modified the methodology we use to determine the allowance for loan losses required for residential mortgage loans and home equity lines of credit. In prior periods, we evaluated these loans for impairment on an individual basis. Effective the third quarter of fiscal 2013, we evaluate residential mortgage loans and home equity lines of credit with an outstanding balance of $500 or less on a homogeneous pool basis. This modified approach to our methodology did not have a material impact on the allowance for loan losses.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$515	$399,494	$400,009	$—	$4,474	$4,474
Commercial real estate	14,091	1,262,946	1,277,037	803	9,164	9,967
Commercial & industrial	2,631	437,156	439,787	249	5,053	5,302
Acquisition, development & construction	19,582	82,912	102,494	540	5,266	5,806
Consumer	2	193,569	193,571	1	3,327	3,328
Total loans	$36,821	$2,376,077	$2,412,898	$1,593	$27,284	$28,877

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2012:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Residential mortgage	$12,739	$337,283	$350,022	$871	$3,488	$4,359
Commercial real estate	13,017	1,059,487	1,072,504	1,036	6,194	7,230
Commercial & industrial	357	342,950	343,307	48	4,555	4,603
Acquisition, development & construction	24,880	119,181	144,061	996	7,530	8,526
Consumer	2,299	207,279	209,578	263	3,301	3,564
Total loans	$53,292	$2,066,180	$2,119,472	$3,214	$25,068	$28,282

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment at September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Residential mortgage	$515	$515	$—	$6,193	$5,413	$—
Commercial real estate	12,451	11,820	—	9,296	7,837	—
Commercial & industrial	2,175	2,131	—	262	262	—
Acquisition, development and construction	17,971	17,945	—	24,144	20,597	—
Consumer	—	—	—	1,146	1,122	—
Subtotal	33,112	32,411	—	41,041	35,231	—
With an allowance recorded:
Residential mortgage	—	—	—	8,485	7,326	871
Commercial real estate	3,150	2,271	803	5,942	5,180	1,036
Commercial & industrial	500	500	249	95	95	48
Acquisition, development & construction	2,753	1,637	540	7,159	4,283	996
Consumer	2	2	1	1,400	1,177	263
Subtotal	6,405	4,410	1,593	23,081	18,061	3,214
Total	$39,517	$36,821	$1,593	$64,122	$53,292	$3,214

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the year ended September 30, 2013, 2012 and 2011:

	2013			2012
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$309	$—	$—	$5,493	$310	$137
Commercial real estate	17,325	286	275	7,869	520	291
Commercial & industrial	1,821	91	86	467	26	26
Acquisition, development and construction	12,827	631	587	22,043	636	367
Consumer	61	—	—	1,113	28	8
Subtotal	32,343	1,008	948	36,985	1,520	829
With an allowance recorded:
Residential mortgage	1,602	14	10	7,770	180	141
Commercial real estate	6,646	7	7	5,970	84	84
Commercial & industrial	705	—	—	99	76	76
Acquisition, development & construction	1,104	—	—	5,868	18	6
Consumer	228	—	—	1,503	—	—
Subtotal	10,285	21	17	21,210	358	307
Total	$42,628	$1,029	$965	$58,195	$1,878	$1,136

	2011
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Residential mortgage	$2,702	$92	$51
Commercial real estate	8,917	497	248
Commercial & industrial	862	42	42
Acquisition, development and construction	26,111	1,892	1,454
Consumer	1,860	61	13
Subtotal	40,452	2,584	1,808
With an allowance recorded:
Residential mortgage	6,319	159	159
Commercial real estate	6,505	199	144
Acquisition, development & construction	6,963	114	96
Consumer	642	33	22
Subtotal	20,429	505	421
Total	$60,881	$3,089	$2,229

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Troubled Debt Restructurings
A TDR is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. The restructuring of a loan may include, but is not limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower to the Bank in full or partial satisfaction of the loan, (2) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (3) a combination of the above.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Bank’s internal underwriting policy. Modifications have involved a reduction of the stated interest rate of the loan for period ranging from three months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from three months to 30 years. Restructured loans are recorded in accrual status when the loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant characteristics.

All loans whose terms have been modified in a TDR, including both commercial and consumer loans, must be evaluated for impairment. Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs. If the subsequent TDR designation of these accruing loans has been assigned because of a below market interest rate or an extension of time, the new restructured loan may remain on accrual when management determines it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs that were on non-accrual before or while the loan was designated a TDR require a minimum of six months of performance in accordance with regulatory guidelines to return the loan to accrual status.

TDRs at September 30, 2013 and 2012 were as follows:

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Residential mortgage	$2,416	$—	$—	$—	$1,792	$4,208
Commercial real estate	5,305	—	—	—	—	5,305
Commercial & industrial	1,843	—	—	141	—	1,984
Acquisition, development & construction	14,190	—	—	—	151	14,341
Consumer	—	—	—	—	256	256
Total	$23,754	$—	$—	$141	$2,199	$26,094
Allowance for loan losses	$438	$—	$—	$—	$439	$877

	September 30, 2012
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Residential mortgage	$1,226	$—	$264	$—	$2,178	$3,668
Commercial real estate	2,640	270	—	—	—	2,910
Acquisition, development & construction	9,677	—	—	—	8,692	18,369
Total	$13,543	$270	$264	$—	$10,870	$24,947
Allowance for loan losses	$—	$—	$41	$—	$955	$996

The Company has outstanding commitments to lend additional amounts of $4,101 and $4,225 to customers with loans that are classified as TDRs as of September 30, 2013 and September 30, 2012, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans by segment modified as TDRs in the fiscal year ended September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Residential mortgage	6	$1,436	$1,372	5	$1,525	$1,295
Commercial real estate	2	2,682	2,682	3	2,336	2,351
Commercial & industrial	5	2,001	2,001	—	—	—
Acquisition, development & construction	7	5,772	5,772	4	5,299	5,299
Consumer	1	302	302	—	—	—
Total restructured loans	21	$12,193	$12,129	12	$9,160	$8,945

The TDRs described above increased the allowance for loan losses by $300 and $134 and resulted in charge-offs of $110 and $0 for the years ended September 30, 2013 and 2012, respectively.

There was one consumer loan totaling $256 that was modified as TDRs during the last twelve months that had subsequently defaulted during the twelve months ended September 30, 2013.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage and HELOC) (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

1 and 2 - These grades include loans that are secured by cash, marketable securities or cash surrender value of life insurance policies.

3 - This grade includes loans to borrowers with strong earnings and cash flow and that have the ability to service debt. The borrower’s assets and liabilities are generally well matched and are above average quality. The borrower has ready access to multiple sources of funding including alternatives such as term loans, private equity placements or trade credit.

4 - This grade includes loans to borrowers with above average cash flow, adequate earnings and debt service coverage ratios. The borrower generates discretionary cash flow, assets and liabilities are reasonably matched, and the borrower has access to other sources of debt funding or additional trade credit at market rates.

5 - This grade includes loans to borrowers with adequate earnings and cash flow and reasonable debt coverage ratios. Overall leverage is acceptable and there is average reliance upon trade debt. Management has a reasonable amount of experience and modest debt owners are willing to invest available, outside capital as necessary.

6 - This grade includes loans to borrowers where there is evidence of some strain, earnings are inconsistent and volatile, and the borrowers’ outlook is uncertain. Generally such borrowers have higher leverage than those with a better risk rating. These borrowers typically have limited access to alternative sources of bank debt and may be dependent upon funding for working capital support.

7 - Special Mention (OCC definition) - Other Assets Especially Mentioned (OAEM) are loans that are currently protected but are potentially weak. Loans with special mention ratings have potential weaknesses which may, if not reviewed or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

8 - Substandard (OCC definition) - These loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. They are

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as substandard with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

10 - Loss (OCC definition) - These loans are charged-off because they are determined to be uncollectible and unbankable assets. This classification does not reflect that the asset has no absolute recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be effected in the future. Losses should be taken in the period in which they are determined to be uncollectible.

Loans risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of September 30, 2013 and September 30, 2012, the risk category of gross loans by segment was as follows:

	September 30, 2013			September 30, 2012
	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Residential mortgage	$824	$9,786	$—	$830	$11,314	$—
Commercial real estate	7,279	24,561	227	20,729	27,674	—
Commercial & industrial	3,545	3,855	365	14,920	3,995	338
Acquisition, development & construction	1,867	19,410	—	5,669	42,871	—
Consumer	15	2,891	—	274	2,482	—
Total	$13,530	$60,503	$592	$42,422	$88,336	$338
(5) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2013	2012
Land and land improvements	$7,282	$7,331
Buildings	30,558	31,903
Leasehold improvements	8,136	7,931
Furniture, fixtures and equipment	40,164	38,292
Total premises and equipment, gross	86,140	85,457
Accumulated depreciation and amortization	(49,620)	(46,974)
Total premises and equipment, net	$36,520	$38,483
(6) Goodwill

The change in goodwill during the year is as follows:

	September 30,
	2013	2012	2011
Beginning of year balance	$163,247	$160,861	$160,861
Acquisitions	(130)	5,665	—
Disposals	—	(3,279)	—
End of year balance	$163,117	$163,247	$160,861

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

During the fiscal year ended September 30, 2013, the Company decreased the identifiable assets acquired in connection with the Gotham Bank acquisition by $130 based on the completion of the analysis of fair value of the net assets acquired.

Included in core deposit and other intangible assets is an intangible asset associated with the naming rights to Provident bank ball park stadium which is located in Rockland County, New York. The Company has determined that in connection with the Merger it will write-off the intangible asset and incur an impairment charge of approximately $965 in the first fiscal quarter of 2014.

(7) Deposits

Deposit balances at September 30, 2013 and 2012 are summarized as follows:

	September 30,
	2013	2012
Non-interest bearing	$943,934	$947,304
Interest bearing	434,398	448,123
Savings	580,125	506,538
Money market	735,709	821,704
Certificates of deposit	268,128	387,482
Total deposits	$2,962,294	$3,111,151
Municipal deposits totaled $757,066 and $901,739 at September 30, 2013 and September 30, 2012, respectively. See Note 3. Securities for the amount of securities that were pledged as collateral for municipal deposits and other purposes. Municipal deposits received for tax receipts were approximately $374,348 and $424,610 at September 30, 2013 and 2012, respectively.

Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2013	2012
Remaining period to contractual maturity:
Less than one year	$239,104	$344,033
One to two years	17,248	26,407
Two to three years	5,185	10,601
Three to four years	3,062	3,261
Four to five years	3,529	3,180
Total certificates of deposit	$268,128	$387,482

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Certificates of deposit accounts with a denomination of $100 or more totaled $104,225 and $203,516 at September 30, 2013 and 2012, respectively. Listed below are the Company’s brokered deposits:

	September 30,
	2013	2012
Savings	$—	$13,344
Money market	34,571	46,566
Reciprocal CDAR’s [1]	1,343	1,354
CDAR’s one way	768	764
Total brokered deposits	$36,682	$62,028

1 Certificate of deposit account registry service

(8) Borrowings

The Company’s borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2013		2012
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$442,602	2.77%	$324,529	3.71%
Repurchase agreements	20,351	0.88	20,647	0.88
Senior notes	98,033	5.98	—	—
Total borrowings	$560,986	3.26%	$345,176	3.54%
By remaining period to maturity:
Less than one year	$158,897	0.95%	$10,136	1.88%
One to two years	78,717	1.97	56,819	2.00
Two to three years	191	5.32	52,693	2.89
Three to four years	202,414	4.21	201	5.32
Four to five years	118,033	5.57	202,386	4.21
Greater than five years	2,734	4.92	22,941	3.74
Total borrowings	$560,986	3.26%	$345,176	3.54%

As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2013 and 2012, the Bank had pledged residential mortgage and commercial real estate loans totaling $784,422 and $613,554, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. Securities. As of September 30, 2013, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $531,209.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 at September 30, 2013 and 2012. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3.56 years and 4.56 years and weighted average interest rates of 4.23% at September 30, 2013 and 2012, respectively.

The Bank had two $10,000 repurchase agreements with a financial institution. The Bank has pledged a portion of the securities disclosed in Note 3. Securities as collateral for these borrowings.

On July 2, 2013 the Company issued $100,000 principal amount of 5.50% fixed rate Senior Notes through a private placement at a discount of 1.75%. The cost of issuance was $303, and at September 30, 2013 the unamortized discount was $1,967, which will be accreted to interest expense over the life of the Senior Notes, resulting in an all-in cost of 5.98%. Interest is due semi-annually

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

in arrears on January 2 and July 2 of each year beginning January 2, 2014 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

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

(9) Derivatives

The Company purchased two interest rate caps in the first quarter of fiscal 2010 to offset a portion of interest rate exposure should short-term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings. Losses recognized in earnings were $2 and $63 in fiscal 2013 and 2012, respectively. The fair value of the interest rate caps at September 30, 2013, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $5,040 and a fair value of $4,645 as of September 30, 2013. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Summary information regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2013
Interest rate caps	$50,000	1.18	3.75%	NA	$—
3rd party interest rate swap	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swap	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)
September 30, 2012
Interest rate caps	$50,000	2.18	3.75%	NA	$2
3rd party interest rate swap	42,332	7.30	4.29	1 m Libor + 2.28	2,485
Customer interest rate swap	(42,332)	7.30	4.29	1 m Libor + 2.28	(2,485)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(10) Income Taxes

Income tax expense consists of the following:

	For the year ended September 30,
	2013	2012	2011
Current tax expense:
Federal	$9,146	$5,538	$1,912
State	1,549	685	777
Total current tax expense	10,695	6,223	2,689
Deferred tax expense (benefit):
Federal	522	(261)	282
State	197	197	(164)
Total deferred tax expense (benefit)	719	(64)	118
Total income tax expense	$11,414	$6,159	$2,807

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the year ended September 30,
	2013	2012	2011
Tax at Federal statutory rate of 35%	$12,833	$9,116	$5,090
State and local income taxes, net of Federal tax benefit	1,135	573	430
Tax-exempt interest, net of disallowed interest	(2,192)	(2,448)	(2,551)
BOLI income	(699)	(718)	(714)
Non-deductible compensation expense	—	—	594
Non-deductible acquisition related costs	416	418	—
Other, net	(79)	(782)	(42)
Actual income tax expense	$11,414	$6,159	$2,807
Effective income tax rate	31.1%	23.6%	19.3%

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the Company’s deferred tax position at September 30, 2013 and 2012:

	September 30,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$11,809	$11,566
Deferred compensation	798	1,429
Other accrued compensation and benefits	1,497	1,722
Accrued post retirement expense	1,441	1,512
Deferred rent	1,059	873
Intangibles amortization	—	109
Other comprehensive loss (securities)	7,844	—
Other comprehensive loss (defined benefit plans)	2,638	5,612
Other	2,172	2,971
Total deferred tax assets	29,258	25,794
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (income from REITs)	4,483	5,195
Prepaid pension costs	3,758	4,189
Purchase accounting adjustments	1,057	597
Depreciation of premises and equipment	2,686	2,822
Other comprehensive income (securities)	—	10,300
Intangibles amortization	112	—
Other	2,207	2,187
Total deferred tax liabilities	14,303	25,290
Net deferred tax asset	$14,955	$504

Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at September 30, 2013 and 2012.

Retained earnings at September 30, 2013 and 2012 include approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at September 30, 2013 and 2012 was approximately $3,260.

As of September 30, 2013 and 2012, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of income tax expense.

Sterling Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other states. The Company is no longer subject to examination by Federal and New York taxing authorities for tax years prior to 2010.
(11) Employee Benefit Plans and Stock-Based Compensation Plans

(a) Pension Plans
The Company has a noncontributory defined benefit pension plan covering employees that were eligible as of September 30, 2006. In July, 2006, the Board of Directors approved a curtailment to the Provident Bank Defined Benefit Pension Plan (the “Plan”) effective September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants were allowed to enter the plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

defined benefit pension plan. The Company’s funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The following is a summary of changes in the projected benefit obligation and fair value of plan assets. The Company uses a September 30 measurement date for its pension plans.

	September 30,
	2013	2012
Changes in projected benefit obligation:
Beginning of year balance	$35,471	$30,612
Service cost	—	—
Interest cost	1,452	1,501
Actuarial (gain) loss	(3,672)	4,961
Benefits and distributions paid	(1,546)	(1,603)
End of year balance	31,705	35,471
Changes in fair value of plan assets:
Beginning of year balance	32,657	28,312
Actual gain on plan assets	4,306	5,948
Employer contributions	—	—
Benefits and distributions paid	(1,546)	(1,603)
End of year balance	35,417	32,657
Funded status at end of year	$3,712	$(2,814)

Amounts recognized in accumulated other comprehensive (loss) at September 30, 2013 and 2012 consisted of:

	September 30,
	2013	2012
Unrecognized actuarial loss	$(5,479)	$(13,056)
Deferred tax asset	2,225	5,612
Net amount recognized in accumulated other comprehensive (loss)	$(3,254)	$(7,444)

The discount rates used to determine the actuarial present value of the projected benefit obligation and the net periodic pension expense were 5.2%, 4.1% and 5.0% at September 30, 2013, 2012 and 2011, respectively. No compensation increases were used as the Plan is frozen. The expected weighted average long-term rate of return on plan assets was 7.8% for the fiscal years ended 2013 and 2012.
Estimated future benefit payments are the following for the years ending September 30:

2014	$1,570
2015	1,670
2016	1,790
2017	1,716
2018	1,937
2019 - 2023	10,326

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The components of the net periodic pension expense were as follows:

	For the year ended September 30,
	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	1,452	1,501	1,498
Expected return on plan assets	(2,462)	(2,125)	(2,343)
Amortization of unrecognized actuarial loss	2,062	2,316	1,667
Settlement charge	—	—	490
Net periodic pension expense	$1,052	$1,692	$1,312

The amount of unrecognized actuarial loss and prior service cost that is expected to be amortized to pension expense during the fiscal year ending September 30, 2014 is $400.

The following is a description of the valuation methodologies used for assets measured at fair value. There were no changes in the methodologies used at September 30, 2013 and 2012. See Note 17. Fair Value Measurements for a detailed discussion of the three levels of inputs that may be used to measure fair values.

The fair value of the Plan assets is based on the lowest level of any input that is significant to the fair value measurement within the fair value hierarchy. Plan assets consisted of pooled separate accounts at September 30, 2013. The fair value of shares of units of participation in pooled separate accounts are based on the net asset values of the funds reported by the fund managers as of September 30, 2013 and recent transaction prices (Level 2 inputs). Assets allocated to these pooled separate accounts can include, but are not limited to stocks (both domestic and foreign), bonds and mutual funds. While some pooled separate accounts may have publicly quoted prices (Level 1 inputs), the units of separate accounts are not publicly quoted and are therefore classified as Level 2. The fair value of Plan assets by asset category as of September 30, 2013 and 2012, was the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Large cap U.S. equity	$16,378	$—	$16,378	$—
Small and mid cap U.S. equity	4,443	—	4,443	—
International equity	3,654	—	3,654	—
Total equity	24,475	—	24,475	—
Total balanced asset allocation	1,691	—	1,691	—
High yield bond	1,018	—	1,018	—
Intermediate term bond	8,233	—	8,233	—
Total fixed income	9,251	—	9,251	—
Total assets	$35,417	$—	$35,417	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30, 2012
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Large cap U.S. equity	$14,358	$—	$14,358	$—
Small and mid cap U.S. equity	3,672	—	3,672	—
International equity	3,284	—	3,284	—
Total equity	21,314	—	21,314	—
Total balanced asset allocation	1,646	—	1,646	—
High yield bond	981	—	981	—
Intermediate term bond	8,716	—	8,716	—
Total fixed income	9,697	—	9,697	—
Total assets	$32,657	$—	$32,657	$—

The Company’s policy is to invest the Plan assets in a prudent manner for the purpose of providing benefit payments to participants and offseting reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places a strong emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws.

The Plan’s investment policy prohibits the direct investment in real estate but allows the Plan’s mutual funds to include a small percentage of real estate related investments. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. Weighted-average pension plan asset allocations based on the fair value of such assets at September 30, 2013, and September 30, 2012 and target allocations for 2013, by asset category, are as follows:

	2013	2012	Target allocation range 2013	Weighted average expected rate of return
Large cap U.S. equity	44%	46%		10.0%
Small and mid cap U.S. equity	11	13		15.5
International equity	10	10		12.0
Total equity	65	69	45% - 70%	11.3
Total balanced asset allocation	5	5		6.0
High yield bond	3	3		8.0
Intermediate term bond	27	23		6.0
Total fixed income	30	26	20% - 40%	6.2
Total assets	100%	100%		9.7
Cash	—	—	0% - 20%	—

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

There were no pension plan assets consisting of Sterling Bancorp equity securities (common stock) at September 30, 2013 or at September 30, 2012.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in fiscal 2014 will be made.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $49, $41 and $44 for the years ended September 30, 2013, 2012 and 2011, respectively. Additionally, a settlement charge of $278 in 2011 was recorded reflecting the partial settlement of the defined benefit portion of the SERP relating to the benefit obligation of a former employee. The actuarial present value of the projected benefit obligation and the vested benefit obligation was $1,194 and $1,016 at September 30, 2013 and 2012, respectively, and the vested benefit obligation was $1,180 and $1,016 for the same periods, respectively, all of which is unfunded. Discount rates of 3.0% and 3.8% were used in determining the actuarial projected benefit at September 30, 2013 and 2.5% and 3.25% for September 30, 2012.
(b) Other Post retirement Benefit Plans
The Company’s other post retirement benefit plans, which are unfunded, provide optional medical, dental and life insurance benefits to retirees or death benefit payments to beneficiaries of employees covered by the Company and Bank Owned Life Insurance policies. The Company elected to amortize the transition obligation for accumulated benefits to retirees as an expense over a 20 year period.
Data relating to the post retirement benefit plan is the following:

	September 30,
	2013	2012
Changes in accumulated post retirement benefit obligation:
Beginning of year	$3,103	$2,509
Service cost	48	46
Interest cost	134	125
Actuarial loss	177	548
Plan participants’ contributions	—	—
Amendments	—	—
Benefits paid	(160)	(125)
End of year	3,302	3,103
Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	160	125
Plan participants’ contributions	—	—
Benefits paid	(160)	(125)
End of year	—	—
Funded status	$(3,302)	$(3,103)
Components of net periodic benefit expense:

	For the year ended September 30,
	2013	2012	2011
Service cost	$48	$46	$38
Interest cost	134	125	107
Amortization of transition obligation	24	24	24
Amortization of prior service cost	47	47	48
Amortization of net actuarial loss (gain)	2	(25)	(60)
Total	$255	$217	$157

Total unrecognized actuarial gain and prior service cost expected to be amortized from accumulated other comprehensive income in fiscal year 2014 is $20.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Estimated future benefit payments are the following for the years ending September 30:

2014	$208
2015	209
2016	211
2017	212
2018	215
2019 - 2023	1,107

Plan assumptions include the following:

	For the year ended September 30,
	2013	2012
Medical trend rate next year	4.5%	4.5%
Ultimate trend rate	4.5	4.5
Discount rate	4.2	4.1
Discount rate used to value periodic cost	4.1	4.3
There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.
Amounts recognized in accumulated other comprehensive (loss) at September 30, 2013 and 2012 consisted of the following:

	For the year ended September 30,
	2013	2012
Post retirement plan unrecognized actuarial (gain) loss	$(20)	$175
Post retirement plan unrecognized service cost	(270)	(317)
Post retirement unrecognized transition obligation	(20)	(30)
Post retirement SERP	(307)	(400)
Post employment BOLI	(399)	(122)
Subtotal	(1,016)	(694)
Deferred tax asset	413	282
Net amount recognized in accumulated other comprehensive (loss)	$(603)	$(412)
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. The Company currently makes matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. Fiscal year 2013 did not include a profit sharing component. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $935, $1,029 and $1,875 for the years ended September 30, 2013, 2012 and 2011, respectively.

(d) Employee Stock Ownership Plan (“ESOP”)
In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an ESOP for substantially all eligible employees who meet certain age and service requirements. The ESOP borrowed $9,987 from Sterling Bancorp and used the funds to purchase 998,650 shares of common stock in the offering. The term of this ESOP loan is twenty years.

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed five years.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

ESOP expense was $497, $390, and $436 for the years ended September 30, 2013, 2012 and 2011, respectively. Of the 998,650 shares of common stock acquired by the ESOP through September 30, 2013 and 2012, a total of 439,388 and 389,456 common shares, respectively, have been allocated to participants or committed to be released for allocation. The cost of ESOP shares that have not yet been allocated to participants or committed to be released for allocation is deducted from stockholders’ equity; this was 549,262 shares with a cost of $5,493 and a fair value of approximately $5,981 at September 30, 2013 and 599,194 shares with a cost of $5,992 and a fair value of approximately $5,638 at September 30, 2012.

Effective October 30, 2013, the Company terminated the ESOP plan. In accordance with the provisions of the plan, all participants will receive contributions the calendar year 2013 and will become 100% vested in their accounts. Unallocated shares will be liquidated and used to retire the outstanding loan obligation. The Company estimates plan termination costs of approximately $150 which will be incurred in fiscal 2014.

The Company established a supplemental savings plan for certain senior officers to compensate executives for benefits provided under the Bank’s tax qualified plans (employee’s savings plan and ESOP) that are limited by the IRS Code. Expense recognized for this plan including the defined benefit component was $79, $0, and $340, for the years ended September 30, 2013, 2012 and 2011, respectively. Amounts accrued and recorded in other liabilities at September 30, 2013 and 2012, including the defined benefit component were $1.2 million.

(e) Stock Compensation Plans
The Company has two active stock compensation plans, the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”). Both the 2004 Plan and the 2012 Plan were established to help the Company promote growth and profitability by providing certain directors, key officers and employees with an incentive to achieve corporate objectives through a participation interest in the performance of the common stock of the Company.

Under the 2004 Plan, the Company may grant among other things, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, or any combination thereof to certain employees and directors. The Company’s stockholders authorized the issuance of up to 798,920 shares of common stock as restricted stock awards, and 1,997,300 shares available for stock options and stock appreciation rights. The awards are subject to accelerated vesting for death, retirement and change in control. As of September 30, 2013, 11,533 restricted shares were potentially subject to accelerated vesting as the employees were eligible for retirement. A total of 191,724 options and 7,120 restricted stock awards remain available for future grant at September 30, 2013.

Under the 2012 Plan the Company may grant, in addition to the types of grants available under the 2004 Plan, performance based awards, restricted stock unit awards, other stock-based awards, or any combination thereof to certain employees and directors.
The Company’s stockholders authorized the issuance of up to 2,900,000 shares of common stock. Stock options or stock appreciation rights awards are accounted as one share for every share granted. Other awards permitted under the 2012 Plan are accounted as 3.6 shares for every share granted. As of September 30, 2013, 48,121 restricted shares were potentially subject to accelerated vesting as the employees were eligible for retirement. A total of 1,867,340 shares of common stock remain available for future grant as of September 30, 2013.

In addition to the above plans, the Company provided awards under its 2011 Employment Inducement Stock Program which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vest in four equal installments through July 2015, and performance-based restricted stock awards covering 11,820 shares which vest upon attainment of designated performance conditions in combination with continued service through December 31, 2014. These awards are governed by the terms of an award notice and the terms of the 2004 Plan.

Under the Company’s stock based compensation plans, forfeited shares are available for re-issuance. The Company generally funds restricted stock awards with treasury stock. On grant date, restricted shares awarded under the 2004 Plan and the 2012 Plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

The fair market value of the restricted shares awarded under the plans is being amortized to expense on a straight-line basis over the vesting period of the underlying shares. Compensation expense related to restricted stock awards was $1,108, $276, and $168 for the years ended September 30, 2013, 2012 and 2011, respectively. The remaining unearned compensation cost of $1,239 as of September 30, 2013 is recorded as a reduction of additional paid-in capital and will be expensed over three years. The total fair value of restricted stock vested for the fiscal years ended September 30, 2013, 2012 and 2011 was $716, $157, and $73, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Under both plans, options vest over periods ranging from two to five years and have a ten-year contractual term and may be either non-qualified stock options or incentive stock options. The Company uses shares held as treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances in accordance with the terms of the Plan, may be entitled to accelerated vesting of individual awards.

As of September 30, 2013, 48,121 shares were potentially subject to accelerated vesting. Substantially all stock options outstanding are expected to vest. Compensation expense related to stock option awards was $634, $521 and $558 for the years ended September 30, 2013, 2012 and 2011, respectively.

The following table summarizes the activity in the Company’s active stock-based compensation plans for
September 30, 2013:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2012	2,875,877	97,817	$8.31	1,972,480	$11.04
Granted (1)	(1,028,140)	186,900	9.04	360,500	9.04
Stock awards vested	—	(65,720)	8.94	—	—
Exercised	—	—	—	(8,250)	7.51
Forfeited	225,501	(9,300)	7.28	(203,167)	11.06
Canceled/expired	(7,054)	—	—	(7,054)	13.97
Balance at September 30, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
Exercisable at September 30, 2013				1,386,619	$11.90
(1) Reflects certain non-vested stock awards that count as 3.6 shares for each share granted.

The total intrinsic value of stock options vested (exercisable) for the fiscal years ended September 30, 2013, 2012 and 2011 was $651, $33 and $0 respectively. The unrecognized compensation expense associated with stock options was $1,360 as of September 30, 2013 and is expected to be recognized over a period of 3 years.

The aggregate intrinsic value of options outstanding as of September 30, 2013 was $2,428. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended September 30, 2013 and the exercise price, multiplied by the number of in-the-money options). The cash received from option exercises was $62 and $0 for fiscal 2013 and 2012, respectively. There was no tax benefit recorded from the exercise of options for fiscal 2013 or fiscal 2012.

A summary of stock options at September 30, 2013 follows:

	Outstanding			Exercisable
		Weighted-average			Weighted-average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	Exercise price	Life (in years)
Range of exercise price:
$6.71 to $9.00	875,309	$8.34	8.55	187,419	$8.12	8.55
$9.28 to $12.64	263,000	10.41	5.64	223,000	10.60	5.64
$12.84 to $13.92	976,200	12.92	1.79	976,200	12.92	1.79
	2,114,509	$10.71	5.06	1,386,619	$11.90	5.06

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted-average estimated value per option granted was $2.74 in 2013, $2.31 in 2012, and $2.27 in 2011.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the year ended September 30,
	2013	2012	2011
Risk-free interest rate	1.0%	1.4%	2.2%
Expected stock price volatility	40.8	40.0	34.5
Dividend yield (1)	2.6	3.0	2.8
Expected term in years	5.75	5.82	5.90
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

(12) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the year ended September 30,
	2013	2012	2011
Other non-interest expense:
Defined benefit settlement charge / CEO transition	$—	$—	$1,772
Restructuring charge (severance / branch consolidation)	—	—	3,201
Advertising and promotion	1,502	1,849	3,328
Professional fees	3,393	4,247	4,389
Data and check processing	2,520	2,802	2,763
ATM/debt card expense	1,722	1,711	1,584
Other	8,239	7,782	7,980
Total other non-interest expense	$17,376	$18,391	$25,017

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the year ended September 30,
	2013	2012	2011
Net income	$25,254	$19,888	$11,739
Weighted-average common shares outstanding for computation of basic EPS (1)	43,734,425	38,227,653	37,452,596
Common-equivalent shares due to the dilutive effect of stock options (2)	48,628	20,393	946
Weighted average common shares for computation of diluted EPS	43,783,053	38,248,046	37,453,542
Earnings per common share:
Basic	$0.58	$0.52	$0.31
Diluted	$0.58	$0.52	$0.31

(1)	Includes earned ESOP shares.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(2)	Represents incremental shares computed using the treasury stock method.

As of September 30, 2013, 2012 and 2011 there were 1,786,608, 1,771,132 and 1,871,299 stock options, respectively, that were considered anti-dilutive and were not included in common-equivalent shares.
(14) Stockholders’ Equity

(a) Regulatory Capital
OCC regulations require banks to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. The Bank met these capital requirements as of September 30, 2013.

In connection with the Merger, the Company became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended. Effective the quarter ending December 31, 2013, Sterling Bancorp is subject to capital ratio requirements including: Tier 1 leverage capital to average assets, tier 1 leverage capital to risk-weighted assets, and total capital to risk-weighted assets.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements.

The regulations establish a framework for the classification of banks into five categories: well-capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital to total adjusted assets ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based, in part, on specific quantitative measures of assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors. These capital requirements apply only to the Bank, and do not consider additional capital retained by Sterling Bancorp.

We believe that, as of September 30, 2013 and 2012 the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that we believe have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual regulatory capital amounts and ratios at September 30, 2013 and 2012, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

			OCC requirements
	Bank actual		Minimum capital adequacy		Classification as well- capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Tier 1 leverage	$363,274	9.3%	$155,670	4.0%	$194,587	5.0%
Risk-based capital:
Tier 1	363,274	13.2	—	—	165,352	6.0
Total	392,376	14.2	220,469	8.0	275,587	10.0
September 30, 2012:
Tier 1 leverage	$289,441	7.5%	$153,469	4.0%	$191,836	5.0%
Risk-based capital:
Tier 1	289,441	12.1	—	—	143,085	6.0
Total	317,929	13.3	190,780	8.0	238,475	10.0
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

The following is a reconciliation of the Bank’s total stockholder’s equity under accounting principles generally accepted in the United States of America (“GAAP”) and its regulatory capital:

	September 30,
	2013	2012
Total GAAP stockholder’s equity (Sterling National Bank)	$516,281	$466,037
Goodwill and certain intangible assets	(168,122)	(169,525)
Unrealized losses (gains) on securities available for sale included in other accumulated comprehensive income (loss)	11,455	(15,077)
Disallowed servicing asset	(198)	(162)
Other comprehensive loss	3,858	8,168
Tier 1 risk-based capital	363,274	289,441
Allowance for loan losses and off-balance sheet commitments	29,102	28,488
Total risk-based capital	$392,376	$317,929

(b) Dividend Payments
OCC regulations limit the amount of cash dividends that can be made by the Bank to the Company. Furthermore, because the Bank is a subsidiary of a holding company, it must file a notice with the Federal Reserve at least 30 days before the Bank’s Board of Directors declares a dividend. This notice may be disapproved if the Federal Reserve finds that:

•	the Bank would be undercapitalized or worse following the dividend;

•	the proposed dividend raises safety and soundness concerns; or

•	the dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement with or condition imposed by an appropriate federal banking agency.

Under OCC regulations, the Bank generally may declare annual cash dividends up to an amount equal to the sum of net income for the current calendar year and net income retained for the two preceding calendar years. Dividend payments in excess of this amount require OCC approval. After September 30, 2013 the amount that can be paid to Sterling Bancorp by Sterling National Bank is $35.8 million plus earnings for the remainder of calendar year 2013. The Bank did not pay dividends to Sterling Bancorp during the fiscal year ended September 30, 2013. The Bank paid dividends to Sterling Bancorp of $6.0 million during the fiscal year ended 2012 and $10.0 million during the fiscal year ended September 30, 2011.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company has 776,713 shares that are available to be purchased under an announced stock repurchase program. There were no shares repurchased under the repurchase programs during the fiscal year ended September 30, 2013 and 2012 . The total number of shares repurchased under repurchase programs during fiscal2011 was 457,454 at a total cost of $3.8 million.

(c) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2013 the liquidation account had a balance of $13.3 million. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(15) Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company enters into various transactions, which in accordance with generally accepted accounting principles are not included in its consolidated balance sheet. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit-risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of September 30, 2013, the Company had $35,052 in outstanding letters of credit, of which $17,159 were secured by collateral.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,
	2013	2012
Loan origination commitments	$171,032	$125,729
Unused lines of credit	207,201	265,940
Letters of credit	35,052	26,441

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(16) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms of more than one year at September 30, 2013 were as follows:

2014	$3,458
2015	3,220
2016	3,131
2017	3,152
2018	3,118
2019 and thereafter	16,083
$32,162

Occupancy and office operations expense includes net rent expense of $3,340, $2,952 and $2,845 for the years ended September 30, 2013, 2012 and 2011, respectively.

Litigation

The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from conducting their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

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

Between April 9, 2013 and June 5, 2013, eight actions were filed on behalf of a putative class of Legacy Sterling shareholders against Legacy Sterling, its current directors, and Provident New York Bancorp in connection with the Merger described in Note 22. Subsequent Events.  The first seven of the actions were filed in the Supreme Court of the State of New York, New York County; the eighth action was filed in the United States District Court for the Southern District of New York.  On May 17, 2013, the seven state court actions were consolidated under the caption In re Sterling Shareholders Litigation, Index No. 651263/2013 (Sup. Ct., N.Y. Cnty.). On June 21, 2013, the lead plaintiffs in the consolidated state court action filed an amended class action complaint alleging that Legacy Sterling’s board of directors breached its fiduciary duties by agreeing to the proposed merger transaction and by failing to disclose all material information to shareholders. The consolidated and amended complaint also alleges that Provident New York Bancorp has aided and abetted those alleged fiduciary breaches.  The consolidated state court action seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is consummated.  The federal action, captioned Miller v. Sterling Bancorp, et al., No. 13 CV 3845 (S.D.N.Y.), alleges the same breach of fiduciary duty and aiding and abetting claims against defendants, and also alleges defendants’ preliminary proxy statement was inaccurate or incomplete in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The plaintiff in the federal action agreed to coordinate his case with the earlier-filed consolidated state court action.

On September 12, 2013, following certain coordinated discovery and negotiations among counsel, the parties to these actions entered into a memorandum of understanding regarding a settlement in principle of this litigation. Although Legacy Sterling and Provident New York Bancorp believed that the disclosures concerning the proposed merger were accurate and complete in all material respects, to avoid the risk that the lawsuits could delay or otherwise adversely affect the consummation of the proposed merger and to minimize the expense and burden of defending such actions, the defendants agreed to make certain supplemental disclosures, which were set forth in a Form 8-K Current Report filed by Legacy Sterling with the U.S. Securities and Exchange Commission on September 12, 2013.  The proposed settlement is subject to, among other things, certain confirmatory discovery

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

and approval of the New York State Supreme Court.  Under the terms of the proposed settlement, following final approval by the court, each of the state and federal actions will be dismissed with prejudice.

(17) Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risk etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based on quoted market prices, when available. If quoted market prices in active markets are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

Investment Securities Available for Sale

The majority of the Company’s available for sale investment securities  are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment securities that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are mortgage pass-through securities, state and municipal general obligation or revenue bonds, U.S. agency bullet and callable securities and corporate bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company validates, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

The Company reports the fair value of private label collateralized mortgage obligations or “CMOs” with a rating from a national recognized bond rating agency of below investment grade using Level 3 inputs. As of September 30, 2013, these securities have an amortized cost of $3,636 and a fair value of $3,613. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that management believes market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

significantly lower (higher) fair value measurement of the securities. Present value estimated cash flow models were used to discount expected cash flows at the interest rate reflective of similarly structured securities in an orderly market. These securities have a weighted average coupon rate of 3.12%, a weighted average life of 3.49 years, and a weighted average twelve month constant prepayment rate history of 20.39 years.The two private label CMOs with sub-investment grade ratings have a weighted average twelve month constant default rate of 4.30%. There was $14 of OTTI recognized on these securities during the year ended September 30, 2013.

The credit ratings of these securities were as follows at September 30, 2013:

	Amortized cost	Fair value
Baa1	$246	$248
Ba1	102	101
B1	1,931	1,919
B3	1,357	1,345
Total private label CMOs	$3,636	$3,613

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter-party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and twelve interest rate swaps. See Note 9. Derivatives.

Commitments to Sell Real Estate Loans

The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair value of these commitments is not material.

A summary of assets and liabilities at September 30, 2013 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Available for sale securities:
Residential mortgage-backed securities:
Fannie Mae	$211,438	$—	$211,438	$—
Freddie Mac	67,629	—	67,629	—
Ginnie Mae	3,462	—	3,462	—
CMO/Other MBS	163,041	—	163,041	—
Privately issued CMOs	3,613	—	—	3,613
Total residential mortgage-backed securities	449,183	—	445,570	3,613
Federal agencies	261,547	—	261,547	—
Corporate bonds	114,933	—	114,933	—
State and municipal	128,730	—	128,730	—
Total available for sale securities	954,393	—	950,780	3,613
Interest rate caps and swaps	997	—	997	—
Total assets	$955,390	$—	$951,777	$3,613
Swaps	$997	$—	$997	$—
Total liabilities	$997	$—	$997	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2012 measured at estimated fair value on a recurring basis is the follows:

	September 30, 2012
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Available for sale securities:
Residential mortgage-backed securities:
Fannie Mae	$161,407	$—	$161,407	$—
Freddie Mac	85,260	—	85,260	—
Ginnie Mae	4,778	—	4,778	—
CMO/Other MBS	188,434	—	188,434	—
Privately issued CMOs	4,630	—	—	4,630
Total residential mortgage-backed securities	444,509	—	439,879	4,630
Federal agencies	408,823	—	408,823	—
State and municipal	156,481	—	156,481	—
Equities	1,059	—	1,059	—
Total available for sale securities	1,010,872	—	1,006,242	4,630
Interest rate caps and swaps	2,487	—	2,487	—
Total assets	$1,013,359	$—	$1,008,729	$4,630
Swaps	$2,485	$—	$2,485	$—
Total liabilities	$2,485	$—	$2,485	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized below:

Change in Level 3 assets
Balance at September 30, 2010	$5,996
Paydowns	(908)
Accretion, net	1
OTTI	(75)
Change in fair value	(163)
Balance at September 30, 2011	4,851
Paydowns	(675)
Accretion, net	15
OTTI	(47)
Change in fair value	486
Balance at September 30, 2012	4,630
Paydowns	(1,018)
Accretion, net	3
OTTI	(14)
Change in fair value	12
Balance at September 30, 2013	$3,613

Changes in fair value are included as part of net unrealized holding gains (losses) on securities available for sale net of related tax expense on the Consolidated Statements of Comprehensive Income (Loss).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances:

Loans Held for Sale and Impaired Loans

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors. Fair value of loans held for sale is determined using quoted prices for similar assets (Level 2 inputs).

When mortgage loans held for sale are sold with servicing rights retained, the carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights which is equal to its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $35,230 and $50,078 which equals the carrying value less the allowance for loan losses allocated to these loans at September 30, 2013 and 2012, respectively. Changes in fair value recognized in provisions on loans held by the Company were $2,726 and $5,088 for the twelve months ended September 30, 2013 and 2012, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans. Nearly all of our impaired loans are considered collateral dependent.

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$3,672	$—	$—	$3,672
Commercial & industrial	500	—	—	500
Acquisition, development and construction	1,839	—	—	1,839
Consumer	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

A summary of impaired loans at September 30, 2012 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2012
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Residential mortgage	$8,628	$—	$—	$8,628
Commercial real estate	6,537	—	—	6,537
Commercial & industrial	95	—	—	95
Acquisition, development and construction	8,232	—	—	8,232
Consumer	1,215	—	—	1,215
Total impaired loans measured at fair value	$24,707	$—	$—	$24,707

STERLING BANCORP AND SUBSIDIARIES
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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at September 30, 2013 and 2012 were $1,978 and $1,624, respectively.

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $6,022 and $6,403 at September 30, 2013 and 2012. There were write-downs of $1,083 and $1,098 related to changes in fair value recognized through income for those foreclosed assets held by the Company during the twelve months ending September 30, 2013 and 2012, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at September 30, 2013:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	$3,672	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Commercial & industrial	500	Appraisal	Adjustments for comparable properties	10.0% -19.0% (14.4%)
Acquisition, development & construction	1,839	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Consumer	2	Appraisal	Adjustments for comparable properties	0
Assets taken in foreclosure:
Residential mortgage	998	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Commercial real estate	3,320	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Acquisition, development & construction	1,704	Appraisal	Adjustments by management to reflect current conditions/selling costs	25.0% - 70.0% (30.2%)
Mortgage servicing rights	1,978	Third-party	Discount rates	9.3% - 12.8%
		Third-party	Prepayment speeds	100 - 968 (224)

FASB Codification Topic 825: Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest receivable.

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments.

Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

FHLB of New York Stock
The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Deposits and Mortgage Escrow Funds
In accordance with FASB Codification Topic 825, deposits with no stated maturity (such as savings, demand and money market deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposits. We believe that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Borrowings and Senior notes
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

Other Financial Instruments
Other financial assets and liabilities listed in the table below have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15. Off Balance Sheet Financial Instruments were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2013 and September 30, 2012, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2013:

	September 30, 2013
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$113,090	$113,090	$—	$—
Securities available for sale	954,393	—	950,780	3,613
Securities held to maturity	253,999	—	250,896	—
Loans, net	2,384,021	—	—	2,422,824
Loans held for sale	1,011	—	1,011
Accrued interest receivable on securities	4,892	—	4,892	—
Accrued interest receivable on loans	6,805	—	—	6,805
FHLB stock	24,312	—	—	—
Interest rate caps and swaps	997	—	997	—
Financial liabilities:
Non-maturity deposits	(2,694,166)	(2,694,166)	—	—
Certificates of deposit	(268,128)	—	(268,088)	—
FHLB and other borrowings	(462,953)	—	(488,369)	—
Senior notes	(98,033)	—	(98,142)	—
Mortgage escrow funds	(12,646)	—	(12,644)	—
Accrued interest payable on deposits	(1,480)	—	(1,480)	—
Accrued interest payable on borrowings	(1,525)		(1,525)
Interest rate caps and swaps	(997)	—	(997)	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2012:

	September 30, 2012
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$437,982	$437,982	$—	$—
Securities available for sale	1,010,872	—	1,006,242	4,630
Securities held to maturity	142,376	—	146,324	—
Loans, net	2,091,190	—	—	2,157,133
Loans held for sale	7,505	—	7,505	—
Accrued interest receivable on securities	4,011	—	4,011	—
Accrued interest receivable on loans	6,502	—	—	6,502
FHLB stock	19,249	—	—	—
Interest rate caps and swaps	2,487	—	2,487	—
Financial liabilities:
Non-maturity deposits	(2,723,669)	(2,723,669)	—	—
Certificates of deposit	(387,482)	—	(389,031)	—
FHLB and other borrowings	(345,176)	—	(377,906)	—
Mortgage escrow funds	(11,919)	—	(11,917)	—
Accrued interest payable on deposits	(500)	—	(500)	—
Accrued interest payable on borrowings	(1,442)		(1,442)
Interest rate caps and swaps	(2,485)	—	(2,485)	—

(18) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was issued. This standard provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, as similar tax loss, or a tax credit carryforward, except to the extent that a net operation loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for the Company October 1, 2014 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-10 - Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes was issued. This standard permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and LIBOR. The standard also removes the restriction on using different benchmark rates for similar hedges. This standard was effective for the Company July 17, 2013 and did not have a material effect on the Company’s consolidated financial statements.

ASU 2013-03 - Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date was issued. This standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance (e.g. debt arrangements, other contractual obligations and settled litigation and judicial rulings) is fixed at the reporting date. This standard is effective for the Company October 1, 2014 and is not expected to have a material effect on the Company’s consolidated financial statements.

See Note 1. Basis of Financial Statement Presentation and Summary of Significant Accounting Policy for a discussion of the adoption of new accounting standards.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(19) Accumulated Other Comprehensive (Loss) Income

Activity in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods ended September 30, 2013, 2012 and 2011, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2010	$12,622	$(7,498)	$5,124
Period change	981	(969)	12
Balance at September 30, 2011	$13,603	$(8,467)	$5,136

Balance at September 30, 2011	$13,603	$(8,467)	$5,136
Period change	1,463	300	1,763
Balance at September 30, 2012	$15,066	$(8,167)	$6,899

Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive loss before reclassifications	(22,167)	3,041	(19,126)
Amounts reclassified from AOCI	(4,371)	1,268	(3,103)
Period change	(26,538)	4,309	(22,229)
Balance at September 30, 2013	$(11,472)	$(3,858)	$(15,330)

The following table presents the reclassification adjustments from AOCI included in net income and the impacted line items on the income statement for the period ended September 30, 2013:

Components of AOCI	Amount reclassified from AOCI and impact on net income (1)	Affected income statement line item

Unrealized gains (losses) on available for sale securities
	$7,391	Non-interest income - net gain on sale of securities
	(32)	Non-interest income - net impairment loss in earnings
	7,359	Net change before tax
	(2,988)	Tax expense
	$4,371	Net change after tax

Amortization of defined benefit pension items
Actuarial loss	$(2,135)	Non-interest expense - compensation and employee benefits (2)
	867	Tax benefit
	$(1,268)	Net change after tax

(1) Amounts in parentheses indicate a reduction from income.
(2) These accumulated other comprehensive (loss) income components are included in the computation of net periodic pension expense see Note 11. Pensions and Other Post Retirement Employee Benefit Plans and Stock-based Compensation Plans.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(20) Condensed Parent Company Financial Statements
Set forth below are the condensed balance sheets of Sterling Bancorp and the related condensed statements of income and cash flows:

	September 30,
	2013	2012
Assets:
Cash	$56,230	$6,716
Loan receivable from ESOP	6,437	6,896
Securities available for sale at fair value	—	809
Investment in Sterling National Bank	517,907	467,295
Investment in non-bank subsidiaries	3,271	5,482
Other assets	1,184	5,371
Total assets	$585,029	$492,569

Liabilities:
Senior notes	$98,033	$—
Other liabilities	4,130	1,447
Total liabilities	102,163	1,447
Stockholders’ equity	482,866	491,122
Total liabilities & stockholders’ equity	$585,029	$492,569

The table  below presents the condensed statement of income:

	Year ended September 30,
	2013	2012	2011
Interest income	$262	$282	$304
Dividend income on equity securities	22	30	31
Dividends from Sterling National Bank	—	6,000	10,000
Dividends from non-bank subsidiaries	1,600	500	500
Bank owned life insurance income	—	10	91
Interest expense	(1,431)	—	—
Non-interest expense	(2,700)	(1,838)	(1,819)
Income tax benefit	898	87	157
(Loss) income before equity in undistributed earnings of subsidiaries	(1,349)	5,071	9,264
Equity in undistributed (excess distributed) earnings of:
Sterling National Bank	27,174	13,739	1,498
Non-bank subsidiaries	(571)	1,078	977
Net income	$25,254	$19,888	$11,739

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the condensed statement of cash flows:

	Year ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$25,254	$19,888	$11,739
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of:
Sterling National Bank	(27,174)	(13,739)	(1,498)
Non-bank subsidiaries	571	(1,078)	(977)
Other adjustments, net	5,259	380	(1,444)
Net cash provided by operating activities	3,910	5,451	7,820
Cash flows from investing activities:
Purchase of equity securities, available for sale	—	(105)	—
Sales of securities	818	103	—
Investment in subsidiaries	(45,000)	(44,203)	—
ESOP loan principal repayments	459	441	424
Net cash (used for) provided by investing activities	(43,723)	(43,764)	424
Cash flows from financing activities:
Treasury shares purchased	—	—	(3,810)
Senior notes offering	97,946	—	—
Equity capital raise	—	46,000	—
Cash dividends paid	(10,642)	(9,100)	(8,973)
Stock option transactions including RRP	1,758	910	770
Other equity transactions	265	527	441
Net cash provided by (used for) financing activities	89,327	38,337	(11,572)
Net increase (decrease) in cash	49,514	24	(3,328)
Cash at beginning of year	6,716	6,692	10,020
Cash at end of year	$56,230	$6,716	$6,692

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(21) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the fiscal years ended September 30, 2013 and 2012:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year Ended September 30, 2013:
Interest and dividend income	$33,145	$32,420	$32,593	$33,903
Interest expense	5,222	4,601	4,276	5,795
Net interest income	27,923	27,819	28,317	28,108
Provision for loan losses	2,950	2,600	3,900	2,700
Non-interest income	7,659	6,852	6,581	6,600
Non-interest expense	22,546	23,339	21,789	23,367
Income before income tax	10,086	8,732	9,209	8,641
Income tax expense	3,066	2,203	2,833	3,312
Net income	$7,020	$6,529	$6,376	$5,329
Earnings per common share:
Basic	$0.16	$0.15	$0.15	$0.12
Diluted	0.16	0.15	0.15	0.12
Year Ended September 30, 2012:
Interest and dividend income	$28,168	$28,411	$28,345	$30,113
Interest expense	4,930	4,506	4,263	4,874
Net interest income	23,238	23,905	24,082	25,239
Provision for loan losses	1,950	2,850	2,312	3,500
Non-interest income	7,176	7,971	7,979	9,026
Non-interest expense	20,721	21,290	21,162	28,784
Income before income tax	7,743	7,736	8,587	1,981
Income tax expense (benefit)	2,026	2,035	2,378	(280)
Net income	$5,717	$5,701	$6,209	$2,261
Earnings per common share:
Basic	$0.15	$0.15	$0.17	$0.06
Diluted	0.15	0.15	0.17	0.06

(22) Subsequent Events (Unaudited)

On October 31, 2013, Provident New York Bancorp completed its acquisition of Sterling Bancorp (“Legacy Sterling”) through the merger of Legacy Sterling into Provident New York Bancorp. Provident New York Bancorp was the accounting acquirer and the surviving entity. Provident New York Bancorp changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended. Sterling National Bank merged into Provident Bank and Provident Bank changed its legal entity name to Sterling National Bank and converted to a national bank charter. Consistent with our strategy of expanding in the greater New York metropolitan region, we believe the Merger creates a larger, more diversified company that will accelerate the build-out of our differentiated strategy targeting small-to-middle market commercial and consumer clients.

The Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of Provident New York Bancorp common stock on October 31, 2013. Legacy Sterling shareholders received a fixed ratio of 1.2625 shares of Provident New York Bancorp stock for each of the 30,937,004 shares of Legacy Sterling common stock that were outstanding. The Company’s stockholders authorized an increase in the number of common shares from 75 million to 200 million. The Company issued 39,057,968 shares of common stock in the Merger; post-Merger, total shares outstanding were 83,868,972. Legacy Provident

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

shareholders own approximately 53% of stock in the combined company and Legacy Sterling shareholders own approximately 47%.

On a pro forma combined basis, for the twelve months ended September 30, 2012, the companies had revenue of $253 million and $33 million in net income. The combined company is expected to have approximately $6.7 billion in total assets.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities assumed. The Company will file a Current Report on Form 8-K (or an amendment to a prior report) no later than January 15, 2014 that will include historical and pro forma information regarding Legacy Sterling and Sterling required in connection with the Merger.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, under the supervision and with the participation of Sterling Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be recorded, processed, summarized and reported in Sterling Bancorp’s periodic SEC reports.

Changes in Internal Control Over Financial Reporting
As of September 30, 2012, management’s assessment of the Company’s internal control over financial reporting identified two material weaknesses in internal control over financial reporting related to the provision for income taxes and to ensuring pension accounting matters were properly recorded and presented in the Consolidated Financial Statements. To remediate these weaknesses, during fiscal year 2013, made changes to senior accounting personnel, implemented systematic process and procedures to enable the Company to maintain effective internal controls over the provision for income taxes and deferred taxes and enhanced its internal controls over financial reporting related to pension accounting.

Except as disclosed herein, there were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management's Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.
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
Management assessed the Company’s internal control over financial reporting as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
“Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of Sterling Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2014 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation
“Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.
Set forth below is certain information as of September 30, 2013, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	2,114,509	$10.71	2,066,184

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
Proposal III - Ratification of appointment of “Independent Registered Public Accounting Firm” section of the proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Balance Sheets as of September 30, 2013 and 2012

(C)	Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011

(E)	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011

(F)	Notes to Consolidated Financial Statements

(G)	Financial Statement Schedules
(2)    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012).
4.3
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Employment Agreement, dated as of June 20, 2011, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 21, 2011).*
10.2
Form of Amendment to Employment Agreement, dated as of November 26, 2012, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 26, 2012).*

10.3
Amendment No. 2 to Employment Agreement, dated as of April 3, 2013, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 9, 2013).*

10.4	Employment Agreement, dated as of November 1, 2013, with Luis Massiani (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*
10.5	Form of Employment Agreement, dated as of November 22, 2011, with Rodney Whitwell (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on December 14, 2012).*
10.6
Form of Reinstated Employment Agreement, dated as of November 26, 2012, with Rodney Whitwell (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2012).*

10.7	Employment Agreement, dated as of November 1, 2013, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*
10.8	Employment Agreement, dated as of November 1, 2013, with James R. Peoples (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*
10.9
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and Louis J. Cappelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.10
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and John C. Millman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.11	[Form[s] of Employment Agreement between Legacy Sterling and former Legacy Sterling executives who are now executives of the Company]

10.12	Employment Agreement, dated as of July 1, 2012, with Daniel Rothstein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2012).
10.13	Retention Award Letter, dated as of May 13, 2013, with Daniel G. Rothstein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2013).*
10.14	Employment Agreement, dated as of January 9, 2012, with Stephen V. Masterson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2012).*
10.15
Form of Separation Agreement, dated as of November 21, 2012, with Stephen V. Masterson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2012).*

10.16
Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.17	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*
10.18	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 18, 2000 (File No. 0-25233)).*
10.19	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 19, 2005 (File No. 0-25233)).*
10.20
Form of Stock Option Agreement, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.21
Form of Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)).*

10.22
Form of Performance-Based Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.23	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2011).*
10.24	Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on January 6, 2012).*
10.25	Amendment to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Annex H to the Company’s Joint Proxy Statement / Prospectus filed on August 14, 2013).*
10.26	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*
10.27
Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013.*

10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Sterling Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Sterling Bancorp

Date:	December 9, 2013	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Financial Officer
Date:	December 9, 2013		Principal Accounting Officer
		Date:	December 9, 2013

By:	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman of the Board of Directors
Date:	December 9, 2013

By:	/s/ Robert Abrams	By:	/s/ James F. Deutsch	By:	/s/ Navy E. Djonovic
	Robert Abrams		James F. Deutsch		Navy E. Djonovic
	Director		Director		Director
Date:	December 9, 2013	Date:	December 9, 2013	Date:	December 9, 2013

By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer	By:	/s/ Thomas G. Kahn
	Fernando Ferrer		William F. Helmer		Thomas G. Kahn
	Director		Director		Director
Date:	December 9, 2013	Date:	December 9, 2013	Date:	December 9, 2013

By:	/s/ James B. Klein	By:	/s/ Robert W. Lazar	By:	/s/ John C. Millman
	James B. Klein		Robert W. Lazar		John C. Millman
	Director		Director		Director
Date:	December 9, 2013	Date:	December 9, 2013	Date:	December 9, 2013

By:	/s/ Richard O’Toole	By:	/s/ Burt Steinberg
	Richard O’Toole		Burt Steinberg
	Director		Director
Date:	December 9, 2013	Date:	December 9, 2013