Form 10-Q
period 2013-12-31
STERLING BANCORP
filed 2014-02-12
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35385
______________________________
STERLING BANCORP
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of February 10, 2014
$0.01 per share	83,493,422

STERLING BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED DECEMBER 31, 2013

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	December 31, 2013	September 30, 2013
ASSETS
Cash and due from banks	$152,662	$113,090
Securities:
Available for sale	1,153,313	954,393
Held to maturity, at amortized cost (fair value of $479,977 and $250,896 at December 31, 2013 and September 30, 2013, respectively)	486,902	253,999
Total securities	1,640,215	1,208,392
Loans held for sale	24,483	1,011
Gross loans	4,127,141	2,412,898
Allowance for loan losses	(30,612)	(28,877)
Total loans, net	4,096,529	2,384,021
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	43,326	24,312
Accrued interest receivable	16,056	11,698
Premises and equipment, net	49,925	36,520
Goodwill	387,517	163,117
Core deposit and other intangible assets	53,020	5,891
Bank owned life insurance	117,030	60,914
Other real estate owned	11,751	6,022
Other assets	74,923	34,184
Total assets	$6,667,437	$4,049,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$4,920,564	$2,962,294
FHLB borrowings	489,787	442,602
Other borrowings	81,841	20,351
Senior Notes	98,123	98,033
Subordinated debentures	26,519	—
Mortgage escrow funds	13,460	12,646
Other liabilities	112,034	30,380
Total liabilities	5,742,328	3,566,306
Commitment and contingent liabilities (See Note 9.)
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 83,955,647 and 44,351,046 shares outstanding at December 31, 2013 and September 30, 2013, respectively)	912	522
Additional paid-in capital	856,946	403,816
Unallocated common stock held by employee stock ownership plan (“ESOP”)	(4,993)	(5,493)
Treasury stock, at cost (7,290,377 and 7,837,010 shares at December 31, 2013 and September 30, 2013, respectively)	(82,176)	(88,538)
Retained earnings	173,885	187,889
Accumulated other comprehensive loss, net of taxes	(19,465)	(15,330)
Total stockholders’ equity	925,109	482,866
Total liabilities and stockholders’ equity	$6,667,437	$4,049,172

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended December 31,
	2013	2012
Interest and dividend income:
Loans	$43,288	$27,071
Taxable securities	6,903	4,284
Non-taxable securities	2,161	1,457
Other earning assets	359	333
Total interest and dividend income	52,711	33,145
Interest expense:
Deposits	1,834	2,097
Borrowings	5,001	3,125
Total interest expense	6,835	5,222
Net interest income	45,876	27,923
Provision for loan losses	3,000	2,950
Net interest income after provision for loan losses	42,876	24,973
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	2,226	—
Mortgage banking income	1,616	746
Deposit fees and service charges	3,942	2,778
Net (loss) gain on sale of securities	(645)	1,416
Bank owned life insurance	740	509
Investment management fees	540	705
Other	729	1,505
Total non-interest income	9,148	7,659
Non-interest expense:
Compensation and employee benefits	23,554	12,299
Stock-based compensation	991	500
Merger-related expenses	9,068	—
Occupancy and office operations	6,333	3,810
Amortization of intangible assets	1,875	261
Other real estate owned expense	368	285
FDIC insurance and regulatory assessments	1,164	718
Charge for asset write-downs, retention and severance compensation	22,166	—
Other	7,455	4,673
Total non-interest expense	72,974	22,546
(Loss) income before income tax (benefit) expense	(20,950)	10,086
Income tax (benefit) expense	(6,948)	3,066
Net (loss) income	$(14,002)	$7,020
Weighted average common shares:
Basic	70,493,305	43,637,315
Diluted	70,493,305	43,721,091
Earnings per common share:
Basic	$(0.20)	$0.16
Diluted	$(0.20)	$0.16

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended December 31,
	2013	2012
Net (loss) income	$(14,002)	$7,020
Other comprehensive loss:
Unrealized holding losses on securities available for sale net of related income tax benefit of ($4,443) and ($1,154)	(6,013)	(1,693)
Less:
Reclassification adjustment for realized (losses) gains included in net income, net of related income tax (benefit) expense of ($214) and $575	(431)	841
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $0 and $10	—	(15)
	(5,582)	(2,519)
Acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan and change in funded status of defined benefit plans, net of related income tax benefit of $889 and $195	1,447	285
Other comprehensive loss	(4,135)	(2,234)
Total comprehensive (loss) income	$(18,137)	$4,786

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
Balance at September 30, 2013	44,351,046	$522	$403,816	$(5,493)	$(88,538)	$187,889	$(15,330)	$482,866
Net loss	—	—	—	—	—	(14,002)	—	(14,002)
Other comprehensive loss	—	—	—	—	—	—	(4,135)	(4,135)
Common stock issued in acquisition of legacy Sterling	39,057,968	390	457,369	—	—	—	—	457,759
Deferred compensation transactions	—	—	31	—	—	—	—	31
Stock option transactions, net	93,591	—	157	—	1,089	(2)	—	1,244
ESOP shares allocated or committed to be released for allocation (37,449 shares)	—	—	226	500	—	—	—	726
Restricted stock awards, net	453,042	—	(4,653)	—	5,273	—	—	620
Balance at December 31, 2013	83,955,647	$912	$856,946	$(4,993)	$(82,176)	$173,885	$(19,465)	$925,109

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(14,002)	$7,020
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	3,000	2,950
Loss on sales of other real estate owned	332	155
Depreciation of premises and equipment	1,617	1,158
Amortization of intangibles	1,875	261
Net loss (gain) on sale of securities	645	(1,416)
Net (gain) on loans held for sale	(1,616)	(746)
(Gain) on sale of premises and equipment	(93)	(5)
Net amortization of premium on securities	511	765
Net accretion (amortization) of discount/premium on borrowings (includes calls on borrowings), net	87	(69)
Amortization of pre-payment fees on restructured borrowings	364	367
ESOP and restricted stock expense	772	340
Stock option compensation expense	219	160
Originations of loans held for sale	(113,572)	(24,701)
Proceeds from sales of loans held for sale	122,020	27,529
Increase in cash surrender value of bank owned life insurance	(742)	(509)
Other adjustments (principally net changes in other assets and other liabilities)	7,621	(29,569)
Net cash provided by (used in) operating activities	9,038	(16,310)
Cash flows from investing activities:
Purchases of securities:
Available for sale	(67,044)	(87,084)
Held to maturity	(54,315)	(21,926)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	42,972	61,352
Held to maturity	5,258	24,157
Proceeds from sales of securities available for sale	247,650	41,965
Net changes in loans	(9,780)	(78,156)
Redemption of FHLB stock, net	2,417	3
Purchase of Federal Reserve Bank stock, net	(13,755)	—
Proceeds from sales of other real estate owned	627	711
Purchases of premises and equipment	(8,572)	(756)
Cash acquired in acquisition of legacy Sterling	277,798	—
Net cash provided by (used in) investing activities	423,256	(59,734)
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	(289,376)	(183,991)
Net decrease in time deposits	(49,544)	(22,776)
Net decrease in short-term FHLB borrowings	(103,378)	—
Net increase (decrease) in long-term FHLB borrowings	49,944	(63)
Net increase in mortgage escrow funds	814	7,658
Treasury shares purchased	—	(21)

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except per share data)

	For the three months ended December 31,
	2013	2012
Stock option transactions, net	1,448	142
Other stock-based compensation transactions	31	13
Cash dividends paid	(2,661)	(2,659)
Net cash used in financing activities	(392,722)	(201,697)
Net increase (decrease) in cash and cash equivalents	39,572	(277,741)
Cash and cash equivalents at beginning of period	113,090	437,982
Cash and cash equivalents at end of period	$152,662	$160,241
Supplemental information:
Interest payments	$6,061	$5,359
Income tax payments	4,651	117
Real estate acquired in settlement of loans	873	1,381
Securities available for sale transferred to held to maturity	221,904	—
Securities held to maturity transferred to available for sale	165,230	—

Acquisition of legacy Sterling:
Non-cash assets acquired:
Securities available for sale	$233,244	$—
Securities held to maturity	374,721	—
Loans held for sale	30,341	—
Total loans, net	1,698,108	—
Federal Reserve Bank stock	7,680	—
Accrued interest receivable	6,590	—
Goodwill	224,400	—
Core deposit intangible	20,089	—
Trade name	20,500	—
Bank owned life insurance	55,374	—
Premises and equipment, net	23,594	—
Other real estate owned	5,815	—
Other assets	22,266	—
Total non-cash assets acquired	2,722,722	—
Liabilities assumed:
Deposits	2,297,190	—
FHLB borrowings	100,619	—
Other borrowings	62,465	—
Subordinated debentures	26,527	—
Other liabilities	55,960	—
Total liabilities assumed	2,542,761	—

Net non-cash assets acquired	179,961	—
Cash and cash equivalents acquired	277,798	—
Total consideration paid in Sterling Bancorp common stock	$457,759	$—

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1. Basis of Presentation

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp completed its merger with Sterling Bancorp (“legacy Sterling”). In connection with the merger, Provident New York Bancorp completed the following corporate actions:

•	Legacy Sterling merged with and into Provident New York Bancorp. Provident New York Bancorp was the accounting acquirer and the surviving entity;

•
Provident New York Bancorp changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended;

•	Provident Bank converted to a national bank charter;

•	Sterling National Bank merged into Provident Bank;

•	Provident Bank changed its legal entity name to Sterling National Bank; and

•	Provident Municipal Bank merged into Sterling National Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The operating results of Sterling Bancorp include the operating results produced by the assets acquired and liabilities assumed in the Merger for the period November 1, 2013 through December 31, 2013.

The consolidated financial statements include the accounts of Sterling Bancorp (“Sterling”, the “Company” or when necessary “legacy Provident”), PBNY Holdings, Inc. which has an investment in PB Madison Title Agency L.P., a company that provides title searches and title insurance for residential and commercial real estate, LandSave Development, LLC an inactive subsidiary, Provident Risk Management (a captive insurance company), Sterling National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries included at December 31, 2013 (i) Provident REIT, Inc., WSB Funding, Inc. and Sterling Real Estate Holding Company, Inc. which are real estate investment trusts that hold a portion of the Company’s real estate loans, (ii) Provest Services Corp. I, which has invested in a low-income housing partnership, (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (iv) companies that hold other real estate owned by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form10-K for the fiscal year ended September 30, 2013.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which reflects the application of a critical accounting policy (see Note 4. Loans).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

2. Acquisition
On October 31, 2013, the Company completed the Merger. Under the terms of the Merger agreement, legacy Sterling shareholders received 1.2625 shares of the Company’s common stock for each share of legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to legacy Sterling shareholders was $457,759. Consistent with the Company’s strategy, the primary reason for the Merger was the expansion of the Company’s geographic footprint in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $224,400, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, legacy Sterling had assets with a carrying value of approximately $2.8 billion, including loans with a carrying value of approximately $1.7 billion, and deposits with a carrying value of approximately $2.3 billion. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date:

Consideration paid through Sterling Bancorp common stock issued to legacy Sterling shareholders	$457,759

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,189)	(a)	607,965
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(18,611)	(g)	22,266
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$19,491		$233,359

Goodwill recorded in the Merger				$224,400
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of legacy Sterling’s allowance for loan losses and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.

(c)	Represents an adjustment to reflect the fair value of leasehold improvements.

(d)
Represents intangible assets recorded to reflect the fair value of core deposits and below market rent on leased premises. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

life of the deposit base. The below market rent intangible asset will be amortized on a straight-line basis over the remaining term of the leases.

(e)	Represents the estimated fair value of Sterling Bancorp’s trade name. This intangible asset will not be amortized and will be reviewed at least annually for impairment.

(f)
Represents an adjustment to an acquired property which legacy Sterling utilized as a financial center and recorded as premises and equipment. As the Company intends to sell this asset, it was recorded in other real estate owned at estimated fair value determined using an independent appraisal.

(g)	Consists primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangibles recorded.

(h)	Represents the fair value adjustment on deposits as the weighted average interest rate of deposits assumed exceeded the cost of similar funding available in the market at the time of the Merger.

(i)
Represents the fair value adjustment on FHLB borrowings as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Merger.

(j)
Represents the fair value adjustment on subordinated debentures as the weighted average interest rate of the debentures assumed exceeded the cost of similar debt funding available in the market at the time of the Merger.

(k)	Represents the fair value of other liabilities assumed at the Merger date.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from legacy Sterling were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of legacy Sterling’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

The acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of October 31, 2013 was comprised of collateral dependent loans with deteriorated credit quality as follows:

ASC 310-30 loans
Contractual principal balance at acquisition	$24,176
Principal not expected to be collected (non-accretable discount)	(10,927)
Expected cash flows at acquisition	13,249
Interest component of expected cash flows (accretable discount)	—
Fair value of acquired loans	$13,249

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the accelerated method. Other intangibles consist of below market rents which are amortized over the remaining life of each lease using the straight-line method.

Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.
The fair value of premises and equipment and other real estate owned was estimated using appraisals of like kind properties and assets. Premises, equipment and leasehold improvements will be amortized or depreciated over their estimated useful lives ranging from one to five years for equipment or over the life of the lease for leasehold improvements. Other real estate owned is not amortized and is carried at estimated fair value determined by the appraised value less costs to sell.
The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.
Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $9.1 million and $0 for the three months ended December 31, 2013 and 2012, respectively. These items were recorded as Merger-related expenses on the statement of operations. Other integration costs of the Merger for the three months ended December 31, 2013 included a charge for assets write-downs, employee retention and severance compensation which totaled $22.2 million. These items were recorded in non-interest expense in the statement of operations.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of October 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the legacy Sterling Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of legacy Sterling for the 2012 period presented and in 2013 until the date of the Merger, at which time legacy Sterling’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information, for the three months ended December 31, 2013 and 2012, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct Merger-related expenses and charges incurred in the fiscal quarter ended December 31, 2013 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2012. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	three months ended December 31,
	2013	2012
Net interest income	$53,188	$55,011
Non-interest income	16,174	16,796
Non-interest expense	50,378	49,391
Net income	11,480	11,028

Pro forma earnings per share from continuing operations:
Basic	$0.14	$0.13
Diluted	0.14	0.13

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

3. Securities

A summary of the amortized cost and estimated fair value of our securities is presented below:

	December 31, 2013				September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential mortgage-backed securities:
Fannie Mae	$236,701	$557	$(2,824)	$234,434	$214,191	$1,168	$(3,921)	$211,438
Freddie Mac	109,247	348	(859)	108,736	67,272	593	(236)	67,629
Ginnie Mae	14,752	141	(67)	14,826	3,374	88	—	3,462
CMO/Other MBS	141,677	189	(2,601)	139,265	169,336	356	(3,038)	166,654
Total residential mortgage-backed securities	502,377	1,235	(6,351)	497,261	454,173	2,205	(7,195)	449,183
Other securities:
Mutual funds	4,877	—	(23)	4,854	—	—	—	—
Federal agencies	264,082	32	(11,505)	252,609	273,637	—	(12,090)	261,547
Corporate	202,225	84	(4,546)	197,763	118,575	153	(3,795)	114,933
State and municipal	131,782	2,859	(1,547)	133,094	127,324	3,447	(2,041)	128,730
Trust preferred	67,711	180	(159)	67,732	—	—	—	—
Total other securities	670,677	3,155	(17,780)	656,052	519,536	3,600	(17,926)	505,210
Total available for sale	$1,173,054	$4,390	$(24,131)	$1,153,313	$973,709	$5,805	$(25,121)	$954,393

	December 31, 2013				September 30, 2013
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Held to Maturity
Residential mortgage-backed securities:
Fannie Mae	$65,336	$71	$(692)	$64,715	$70,502	$399	$(86)	$70,815
Freddie Mac	27,040	47	—	27,087	59,869	317	(22)	60,164
CMO/Other MBS	71,329	11	(993)	70,347	25,776	33	(315)	25,494
Total residential mortgage-backed securities	163,705	129	(1,685)	162,149	156,147	749	(423)	156,473
Other securities:
Federal agencies	133,994	—	(3,623)	130,371	77,341	—	(3,458)	73,883
State and municipal	187,703	615	(2,375)	185,943	19,011	556	(546)	19,021
Other	1,500	14	—	1,514	1,500	19	—	1,519
Total other securities	323,197	629	(5,998)	317,828	97,852	575	(4,004)	94,423
Total held to maturity	$486,902	$758	$(7,683)	$479,977	$253,999	$1,324	$(4,427)	$250,896

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

In accordance with ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165,230 were transferred from held to maturity to available for sale. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221,904 of investment securities were also transferred from available for sale to held to maturity, as management intends to maintain a target of approximately 25% of total investment securities classified as held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. At the date of transfer, these securities were in an unrealized loss position of $9,657, which will be accreted into interest income using the level yield method over the life of the securities, which is estimated to be approximately 6 years. The unrealized loss amount is included in accumulated other comprehensive (loss) on an after-tax basis. Management believes the transfers of investment securities highlighted above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post Merger.

The amortized cost and estimated fair values of securities at December 31, 2013 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2013
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$41,392	$41,352	$5,408	$5,463
One to five years	117,527	117,328	5,209	5,471
Five to ten years	387,364	373,665	144,734	141,202
Greater than ten years	124,394	123,707	167,846	165,692
Total other securities	670,677	656,052	323,197	317,828
Residential mortgage-backed securities	502,377	497,261	163,705	162,149
Total securities	$1,173,054	$1,153,313	$486,902	$479,977
Sales of securities for the three months ended December 31, 2013 and 2012 were as follows:

	For the three months ended December 31,
	2013	2012
Available for sale securities:
Proceeds from sales	$247,650	$41,965
Gross realized gains	211	1,416
Gross realized losses	(856)	—
Income tax benefit (expense) on realized gains	214	(575)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for Sale
December 31, 2013
Residential mortgage-backed securities:
Agency-backed	$227,935	$(3,750)	$—	$—	$227,935	$(3,750)
CMO/Other MBS	114,362	(2,601)	—	—	114,362	(2,601)
Total residential mortgage-backed securities	342,297	(6,351)	—	—	342,297	(6,351)
Mutual fund	4,877	(23)	—	—	4,877	(23)
Federal agencies	239,612	(11,351)	4,846	(154)	244,458	(11,505)
Corporate	171,851	(4,546)	—	—	171,851	(4,546)
State and municipal	56,139	(1,511)	936	(36)	57,075	(1,547)
Trust preferred	47,634	(159)	—	—	47,634	(159)
Total	$862,410	$(23,941)	$5,782	$(190)	$868,192	$(24,131)

September 30, 2013
Residential mortgage-backed securities:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/Other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential mortgage-backed securities	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to Maturity
December 31, 2013
Residential mortgage-backed securities:
Agency-backed	$50,558	$(692)	$—	$—	$50,558	$(692)
CMO/Other MBS	65,219	(993)	—	—	65,219	(993)
Total residential mortgage-backed securities	115,777	(1,685)	—	—	115,777	(1,685)
Federal agencies	132,089	(3,623)	—	—	132,089	(3,623)
State and municipal	165,114	(2,375)	—	—	165,114	(2,375)
Total	$412,980	$(7,683)	$—	$—	$412,980	$(7,683)

September 30, 2013
Residential mortgage-backed securities:
Agency-backed	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO/Other MBS	31,412	(337)	—	—	31,412	(337)
Total residential mortgage-backed securities	42,375	(423)	—	—	42,375	(423)
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
State and municipal	9,530	(546)	—	—	9,530	(546)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)

Substantially all of the unrealized losses at December 31, 2013 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At December 31, 2013, a total of 323 available for sale securities were in a continuous unrealized loss position for less than 12 months and two securities were in an unrealized loss position for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

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

Within the CMO category of the available for sale portfolio there are four private label CMOs that had an amortized cost of $3,362 and a fair value (carrying value) of $3,356 as of December 31, 2013. OTTI was recognized on two of the four securities in prior periods and these securities are currently rated below investment grade. These private label CMOs had an amortized cost of $3,075 and an estimated fair value of $3,073 at December 31, 2013. Impairment charges on these securities were $0 and $14 for the three months ended December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 total cumulative impairment charges on the two private label CMOs were $136. The remaining two securities were performing as of December 31, 2013 and are expected to continue to perform based on current information. In determining whether OTTI existed on the debt securities, the Company evaluated the present value of cash flows expected to be collected based on collateral specific assumptions, including credit risk and liquidity risk, and determined that no additional credit losses were expected. The Company will continue to evaluate its investment securities portfolio for OTTI on at least a quarterly basis.

Excluding FHLB stock, Federal Reserve Bank stock and New York Business Development Corporation stock, the Company owned one equity security with a balance of $826 at December 31, 2012, which was sold during the fiscal year ended September 30, 2013.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31, 2013	September 30, 2013
Available for sale securities pledged for borrowings, at fair value	$810,290	$199,642
Available for sale securities pledged for municipal deposits, at fair value	63,573	580,756
Held to maturity securities pledged for back-to-back swaps, at amortized cost	5,038	4,645
Held to maturity securities pledged for borrowings, at amortized cost	101,981	55,497
Held to maturity securities pledged for municipal deposits, at amortized cost	282,662	167,926
Total securities pledged	$1,263,544	$1,008,466

4. Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	December 31, 2013	September 30, 2013
Commercial:
Commercial & industrial	$1,025,222	$439,787
Payroll finance	122,961	—
Warehouse lending	168,776	—
Factored receivables	146,308	—
Equipment financing	263,770	—
Total commercial	1,727,037	439,787

Commercial mortgage:
Commercial real estate	1,262,362	969,490
Multi-family	306,533	307,547
Acquisition, development & construction	95,787	102,494
Total commercial mortgage	1,664,682	1,379,531
Total commercial and commercial mortgage	3,391,719	1,819,318

Residential mortgage	527,425	400,009
Consumer:
Home equity lines of credit	154,102	156,995
Other consumer loans	53,895	36,576
Total consumer	207,997	193,571
Total loans	4,127,141	2,412,898
Allowance for loan losses	(30,612)	(28,877)
Total loans, net	$4,096,529	$2,384,021

Total loans include net deferred loan origination costs of $1,179 at December 31, 2013 and $1,201 at September 30, 2013.

The carrying amount of the loans acquired from Gotham Bank and legacy Sterling at December 31, 2013 totaled $1,873,076. The loans acquired consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”), with a carrying amount of $14,654 and loans that were not considered impaired at the acquisition date with a carrying amount of $1,858,422. No Gotham Bank loans were deemed to be purchased credit impaired.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Total carrying amount of the loans acquired from Gotham Bank totaled $133,493 at September 30, 2013.
Loans acquired in the Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the three months ended December 31, 2013.
At December 31, 2013, the Company pledged loans totaling $921,122 to the FHLB as collateral for certain borrowing arrangements. See Note 6. FHLB and Other Borrowings.

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial	$1,670,399	$22	$54,560	$91	$1,965	$1,727,037
Commercial real estate & multi-family	1,547,358	3,816	990	—	16,731	1,568,895
Acquisition, development & construction	91,035	311	86	273	4,082	95,787
Residential mortgage	504,284	6,593	3,956	1,767	10,825	527,425
Consumer	195,612	6,638	3,039	714	1,994	207,997
Total loans	$4,008,688	$17,380	$62,631	$2,845	$35,597	$4,127,141
Total TDRs included above	$24,931	$—	$1,477	$273	$1,801	$28,482
Non-performing loans:
Loans 90+ days past due and still accruing					$2,845
Non-accrual loans					35,597
Total non-performing loans					$38,442

	September 30, 2013
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial	$438,818	$178	$2	$289	$500	$439,787
Commercial real estate & multi-family	1,263,933	1,978	2,357	1,574	7,195	1,277,037
Acquisition, development & construction	96,306	768	—	—	5,420	102,494
Residential mortgage	390,072	354	267	1,832	7,484	400,009
Consumer	190,393	566	—	404	2,208	193,571
Total loans	$2,379,522	$3,844	$2,626	$4,099	$22,807	$2,412,898
Total TDRs included above	$23,754	$—	$—	$141	$2,199	$26,094
Non-performing loans:
Loans 90+ days past due and still accruing					$4,099
Non-accrual loans					22,807
Total non-performing loans					$26,906

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended December 31, 2013 and 2012 is summarized below:

	For the three months ended December 31, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial	$5,302	$(528)	$501	$(27)	$1,611	$6,886
Commercial real estate & multi-family	9,967	(671)	37	(634)	659	9,992
Acquisition, development & construction	5,806	(218)	—	(218)	269	5,857
Residential mortgage	4,474	(270)	7	(263)	389	4,600
Consumer	3,328	(147)	24	(123)	72	3,277
Total loans	$28,877	$(1,834)	$569	$(1,265)	$3,000	$30,612

Annualized net charge-offs to average loans outstanding						0.14%

	For the three months ended December 31, 2012
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial	$4,603	$(159)	$120	$(39)	$969	$5,533
Commercial real estate & multi-family	7,230	(228)	81	(147)	533	7,616
Acquisition, development & construction	8,526	(1,594)	5	(1,589)	89	7,026
Residential mortgage	4,359	(950)	51	(899)	908	4,368
Consumer	3,564	(483)	39	(444)	451	3,571
Total loans	$28,282	$(3,414)	$296	$(3,118)	$2,950	$28,114

Annualized net charge-offs to average loans outstanding						0.58%

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit with an outstanding balance of $500 or less which are evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is generally recognized through a charge-off to the allowance for loan losses.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2013:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial	$2,272	$1,722,128	$2,637	$1,727,037	$162	$6,724	$6,886
Commercial real estate & multi-family	13,482	1,547,016	8,397	1,568,895	—	9,992	9,992
Acquisition, development & construction	17,928	77,859	—	95,787	524	5,333	5,857
Residential mortgage	515	523,290	3,620	527,425	—	4,600	4,600
Consumer	—	207,997	—	207,997	—	3,277	3,277
Total loans	$34,197	$4,078,290	$14,654	$4,127,141	$686	$29,926	$30,612

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at December 31, 2013, as there was no further deterioration in the credit quality of these loans since the Merger date.

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial	$2,631	$437,156	$439,787	$249	$5,053	$5,302
Commercial real estate & multi-family	14,091	1,262,946	1,277,037	803	9,164	9,967
Acquisition, development & construction	19,582	82,912	102,494	540	5,266	5,806
Residential mortgage	515	399,494	400,009	—	4,474	4,474
Consumer	2	193,569	193,571	1	3,327	3,328
Total loans	$36,821	$2,376,077	$2,412,898	$1,593	$27,284	$28,877

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2013 and September 30, 2013:

	December 31, 2013			September 30, 2013
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Commercial	$7,379	$4,597	$—	$2,175	$2,131	$—
Commercial real estate & multi-family	28,027	21,879	—	12,451	11,820	—
Acquisition, development & construction	16,152	16,115	—	17,971	17,945	—
Residential mortgage	4,217	4,135	—	515	515	—
Consumer	—	—	—	—	—	—
Subtotal	55,775	46,726	—	33,112	32,411	—
With an allowance recorded:
Commercial	312	312	162	500	500	249
Commercial real estate & multi-family	—	—	—	3,150	2,271	803
Acquisition, development & construction	2,813	1,813	524	2,753	1,637	540
Consumer	—	—	—	2	2	1
Subtotal	3,125	2,125	686	6,405	4,410	1,593
Total	$58,900	$48,851	$686	$39,517	$36,821	$1,593

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial	$3,759	$20	$2	$225	$2	$—
Commercial real estate & multi-family	19,318	52	—	12,458	58	54
Acquisition, development & construction	17,108	148	—	13,760	87	48
Residential mortgage	4,890	—	—	7,237	43	31
Consumer	—	—	—	2,477	8	1
Subtotal	45,075	220	2	36,157	198	134
With an allowance recorded:
Commercial	314	—	—	2,410	21	6
Commercial real estate & multi-family	—	—	—	5,025	14	—
Residential mortgage	—	—	—	5,484	17	18
Acquisition, development & construction	1,932	—	—	2,919	40	—
Consumer	—	—	—	784	—	—
Subtotal	2,246	—	—	16,622	92	24
Total	$47,321	$220	$2	$52,779	$290	$158

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Troubled Debt Restructuring:
The following tables set forth the amounts of the Company’s TDRs at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial	$1,825	$—	$—	$—	$136	$1,961
Commercial real estate & multi-family	5,301	—	—	—	62	5,363
Acquisition, development & construction	13,625	—	—	273	138	14,036
Residential mortgage	4,180	—	1,477	—	1,465	7,122
Total	$24,931	$—	$1,477	$273	$1,801	$28,482
Allowance for loan losses	$759	$—	$—	$16	$—	$775

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial	$1,843	$—	$—	$141	$—	$1,984
Commercial real estate & multi-family	5,305	—	—	—	—	5,305
Acquisition, development & construction	14,190	—	—	—	151	14,341
Residential mortgage	2,416	—	—	—	1,792	4,208
Consumer	—	—	—	—	256	256
Total	$23,754	$—	$—	$141	$2,199	$26,094
Allowance for loan losses	$438	$—	$—	$—	$439	$877

The Company had outstanding commitments to lend additional amounts of $0 and $4,101 to customers with loans classified as TDRs as of December 31, 2013, and September 30, 2013, respectively.

The following table presents loans by segment modified as TDRs that occurred during the three months ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial	—	$—	$—	1	$1,500	$1,500
Commercial & multi-family	—	—	—	1	450	450
Acquisition, development & construction	—	—	—	2	2,723	2,723
Residential mortgage	—	—	—	1	275	275
Total restructured loans	—	$—	$—	5	$4,948	$4,948

The TDRs presented above increased the allowance for loan losses by $0 and $218 for the three months ended December 31, 2013 and 2012, respectively. There were no charge-offs as a result of the above TDRs for the respective periods.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage and HELOC), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans which are evaluated on a homogeneous basis unless the loan balance is greater than $500. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2013 and September 30, 2013, the risk category of gross loans by segment was as follows:

	December 31, 2013			September 30, 2013
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Commercial & industrial	$20,822	$7,644	$312	$3,545	$3,855	$365
Payroll finance	—	476	—	—	—	—
Factored receivables	3,262	—	—	—	—	—
Equipment financing	—	65	—	—	—	—
Commercial real estate & multi-family	7,448	30,132	—	7,279	24,561	227
Acquisition, development & construction	524	19,336	—	1,867	19,410	—
Residential mortgage	3,290	14,841	—	824	9,786	—
Consumer	3,488	4,531	—	15	2,891	—
Total	$38,834	$77,025	$312	$13,530	$60,503	$592

5. Deposits

Deposit balances are summarized as follows:

	December 31, 2013	September 30, 2013
Non-interest bearing demand	$1,575,174	$943,934
Interest bearing demand	775,618	434,398
Savings	605,168	580,125
Money market	1,314,419	735,709
Certificates of deposit	650,185	268,128
Total deposits	$4,920,564	$2,962,294

Municipal deposits totaled $673,656 and $757,066 at December 31, 2013 and September 30, 2013, respectively. See Note 3. Securities, for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Summarized below are the Company’s brokered deposits included in the table above:

	December 31, 2013	September 30, 2013
Money market	$59,069	$34,571
Reciprocal CDARs(1)	25,331	1,343
CDARs one way	8,274	768
Total brokered deposits	$92,674	$36,682
(1)  Certificate of deposit account registry service.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

6. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	December 31, 2013		September 30, 2013
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$489,787	2.29%	$442,602	2.77%
Commercial paper	20,658	0.31	—	—
Repurchase agreements	61,183	0.87	20,351	0.88
Senior Notes	98,123	5.98	98,033	5.98
Total borrowings	$669,751	2.64%	$560,986	3.26%
By remaining period to maturity:
One year or less	$119,573	0.63%	$158,897	0.95%
One to two years	96,511	0.85	78,717	1.97
Two to three years	132,863	0.70	191	5.32
Three to four years	200,000	4.23	202,414	4.21
Four to five years	118,124	5.57	118,033	5.57
Greater than five years	2,680	4.92	2,734	4.92
Total borrowings	$669,751	2.64%	$560,986	3.26%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2013 and September 30, 2013, the Bank had pledged mortgage loans totaling $921,122 and $784,422, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. Securities. As of December 31, 2013, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $679,715.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 as of December 31, 2013 and September 30, 2013. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3.31 years and 3.56 years, respectively, and a weighted average interest rate of 4.23% at each of December 31, 2013 and September 30, 2013.

The Bank had two $10,000 repurchase agreements with a financial institution at December 31, 2013 and September 31, 2013 and in connection with the Merger assumed repurchase agreements with a balance of $40,919, a weighted average interest rate of 0.35% and a weighed average term to maturity of 14 days. At December 31, 2013, total repurchase agreements outstanding were $61,183. The Bank has pledged investment securities as collateral for these borrowings (see Note 3. Securities).

On July 2, 2013 the Company issued $100,000 principal amount of 5.50% fixed rate Senior Notes through a private placement at a discount of 1.75%. The cost of issuance was $303, and at December 31, 2013 and September 30, 2013 the unamortized discount was $1,877 and $1,967, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an all-in cost of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 of each year beginning January 2, 2014 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

7. Subordinated Debentures

	December 31, 2013	September 30, 2013
Subordinated debentures	$25,774	$—
Premium recorded to reflect fair value at acquisition date	745	—
	$26,519	$—

In February 2002, legacy Sterling issued $25,000 of trust preferred capital securities. The capital securities which are due March 31, 2032 and bear interest at 8.375%, were issued by Sterling Bancorp Trust I, a wholly-owned, non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774 junior subordinated debenture securities that pay interest at 8.375% issued by the Company. The Company is not considered the primary beneficiary of the trust (which is a VIE); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are recorded as a liability. The debt securities are due concurrently with the capital securities, which may be redeemed at a price equal to their principal amount plus interest accrued to the date of redemption at par. The Company may also reduce outstanding capital securities, through open market purchases. At December 31, 2013 the Company held $1,013 par value of the capital securities as available for sale investment securities.
The capital securities held by the Company are considered to be outstanding for the payment of dividends but are considered to be redeemed for the calculation of regulatory capital ratios. The $23,987 of capital securities not held by the Company is included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board.
The Company has the right to defer payments of interest on the debt securities at any time or from time to time for a period of up to 20 consecutive quarterly periods with respect to each deferral period. Under the terms of the debt securities, in the event that under certain circumstances there is an event of default under the debt securities or the Company has elected to defer interest on the debt securities, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
Payments of distributions on the capital securities and payments on redemption of the capital securities are guaranteed by the Company on a limited basis. The Company also entered into an agreement as to expenses and liabilities pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the trust other than those arising under the capital securities. The obligations of the Company under the debt securities within the related indenture, the trust agreement establishing the trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the capital securities.
The premium on the securities represents the adjustment to reflect the fair value of the securities at the date of the Merger. This premium will be amortized as a reduction of interest expense over the remaining term of the capital securities on a level yield basis.
We anticipate that we will redeem the capital securities prior to June 30, 2014.
8. Guarantor’s Obligations Under Guarantees

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

As of December 31, 2013, the Company had $79,811 in outstanding letters of credit, of which $22,218 are cash secured and $14,689 were secured by other collateral. The carrying values of these obligations are not considered material.

STERLING BANCORP AND SUBSIDIARIES
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

As previously disclosed on April 9, 2013, the first of seven actions, captioned Altman v. Sterling Bancorp, et al., Index No. 651263/2013 (N.Y. Sup. Ct., N.Y. County, 2013), was filed in the New York State Supreme Court, New York County, on behalf of a putative class of shareholders against legacy Sterling, its directors, and the Company.  On May 17, 2013, the seven actions were consolidated under the caption In re Sterling Shareholders Litigation, Index No. 651263/2013 (N.Y. Sup. Ct., N.Y. County, 2013). On June 21, 2013, the lead plaintiffs filed a consolidated and amended class action complaint alleging that legacy Sterling’s board of directors breached its fiduciary duties by agreeing to the Merger transaction described in Note 2 and by failing to disclose all material information to shareholders. The consolidated and amended complaint also alleged that the Company aided and abetted those alleged fiduciary breaches. The action sought, among other things, equitable relief and/or money damages.

Also as previously disclosed, on June 5, 2013, a substantially similar litigation was filed in the United States District Court for the Southern District of New York, captioned Miller v. Sterling Bancorp, et al., No. 13‑3845 (S.D. N.Y. 2013), against legacy Sterling, its directors, and the Company on behalf of the same putative class of legacy Sterling shareholders. The complaint alleged the same breach of fiduciary duty and aiding and abetting claims against defendants, and also alleged defendants’ preliminary proxy statement was inaccurate or incomplete in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.

In terms of material developments on the status of proceedings, on September 12, 2013, the Company and the parties entered into a memorandum of understanding regarding the settlement of the lawsuits under which each of the actions will be dismissed with prejudice. Pursuant to the terms of the settlement, the Company agreed to make certain supplemental disclosures related to the Merger.  The settlement is subject to, among other things, entry into final, definitive documentation and approval by the New York State Supreme Court. We believe that the ultimate liability, if any, with respect to these and other claims and legal actions will not have a material effect on our financial position or on our results of operations.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Basic earnings per common share are computed as follows:

	For the three months ended December 31,
	2013	2012
Weighted average common shares outstanding (basic)	70,493,305	43,637,315
Net (loss) income	$(14,002)	$7,020
Basic (loss) earnings per common share	(0.20)	0.16

Diluted earnings per common share are computed as follows:

	For the three months ended December 31,
	2013	2012
Weighted average common shares outstanding (basic)	70,493,305	43,637,315
Effect of common stock equivalents	—	83,776
Weighted average common shares outstanding (diluted)	70,493,305	43,721,091
Net (loss) income	$(14,002)	$7,020
Diluted (loss) earnings per common share	(0.20)	0.16

As of December 31, 2013 and 2012, 2,025,501 and 1,358,812 weighted average shares that could be exercised under stock option plans were anti-dilutive for the three month period, respectively. Anti-dilutive shares are not included in the determination of diluted earnings per share.

11. Other Non-Interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	December 31,
	2013	2012
Other non-interest expense:
Advertising and promotion	$309	$244
Professional fees	1,818	1,215
Data and check processing	595	649
Other	4,733	2,565
Total other non-interest expense	$7,455	$4,673

12. Stock-Based Compensation

The Company has three active stock-based compensation plans as described below. Total compensation expense that was charged against income for those plans was $991 and $384, for the three months ended December 31, 2013 and 2012, respectively. There was no income tax benefit realized for the three months ended December 31, 2013 or 2012.

Active Stock-Based Compensation Plans

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”), is a shareholder-approved plan that permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards for up to 561,995 shares of common stock as of December 31, 2013. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, and other awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant; those awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock-based compensation issuances.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), is a shareholder-approved plan that permits the grant of stock options to its employees for up to 20,674 shares of common stock as of December 31, 2013. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and other awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant; those awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 77 at December 31, 2013.

Under the 2004 Plan and the RRP each grant of stock or restricted stock counts as one share deducted from the applicable plan for every one share delivered under those awards. Under the 2012 Plan each share of restricted stock, (or non-vested stock awards), is counted as 3.6 shares deducted from the plan for every one share delivered under those awards. Under the 2012 Plan, shares awarded under other grants, including stock options, stock appreciation rights, performance units, deferred stock and other stock awards will count as one share deducted from the plan for every one share delivered under those awards.

In connection with the Merger, the Company granted 110,470 common stock options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested legacy Sterling stock options. Substantially all of these options expire March 15, 2017. During the quarter ended December 31, 2013, 3,156 of these awards were canceled and such shares are again available for grant. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.
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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the three months ended December 31,
	2013	2012
Risk-free interest rate	1.74%	0.96%
Expected stock price volatility	26.5%	40.8%
Dividend yield (1)	2.05%	2.61%
Expected term in years	5.75	5.75
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes the combined activity in the Company’s stock-based compensation plans for the three months ended December 31, 2013:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at September 30, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
Grants associated with legacy Sterling Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(595,435)	101,078	11.36	249,862	11.36
Stock awards vested	—	(44,523)	8.73	—	—
Exercised	—	—	—	(338,177)	12.16
Forfeited	36,656	—	—	(36,656)	8.59
Balance at December 31, 2013	585,902	618,216	$10.83	2,093,690	$10.77
Exercisable at December 31, 2013				1,293,662	$11.64
(1) Reflects certain non-vested stock awards that count as 3.6 shares deducted from the plan for every one share delivered under these awards.
The weighted average fair value of options granted was $2.49 and $2.74 for the three months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was $1,704 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted average period of 2.06 years.

As of December 31, 2013, there was $5,892 of total unrecognized compensation expense related to non-vested restricted shares granted under the 2012 Plan, the RRP and the Registration Statement on Form S-8. The expense is expected to be recognized over a weighted average period of 2.49 years.

There were no stock-based award modifications for the three months ended December 31, 2013 and 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

13. Pension and Other Post Retirement Plans

Net pension and post-retirement expense, which is recorded in compensation and employee benefits expense in the consolidated statements of operations, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012
Service cost	$—	$—	$12	$11
Interest cost	402	363	34	31
Expected return on plan assets	(672)	(616)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	97	516	—	(6)
Charge for settlement of a portion of defined benefit plan	2,743	—	—	—
Total cost	$2,570	$263	$64	$54

As of December 31, 2013, no contributions had been made in this fiscal year to the pension plan. The Company has not yet determined if additional contributions will be made during the remainder of fiscal year 2014. The Company’s pension plan liabilities were $31,705 at September 30, 2013. During the quarter ended December 31, 2013, the Company settled a portion of its pension plan liability through the acquisition of annuity contracts from a nationally recognized insurance company in the amount of $13,698, which together with the net amount of benefits paid and interest cost reduced the pension plan liability to $17,980 at December 31, 2013.   The Plan's over funded status decreased from $3,712 at September 30, 2013 to $3,489 at December 31, 2013. In connection with the settlement discussed above, the Company incurred accelerated amortization of its accumulated other comprehensive loss on the defined benefit plan in the amount of $2,743, which was realized through earnings as part of Non-interest expense - Compensation and benefits during the three months ended December 31, 2013.

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the supplemental plan amounted to $18 for the three months ended December 31, 2013 and $13 for the three months ended December 31, 2012. The liability for the SERP was $1,203 and $1,238 at December 31, 2013 and September 30, 2013, respectively. For the three months ended December 31, 2013 and 2012 there was $0 and $9, respectively, in contributions to fund benefit payments related to the SERP.

On October 30, 2013,  the Company terminated its employee stock ownership plan (“ESOP”).  In accordance with the provisions of the plan, all participants received contributions for calendar year 2013 and became 100% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the plan the remaining 10,927 shares were allocated ratably to ESOP participants.  The Company incurred ESOP expense of $268 during the three months ended December 31, 2013 which was recorded in Non-interest expense - Compensation and benefits.

In connection with the Merger, the Company assumed the following pension liabilities on October 31, 2013:

•
A liability for the legacy Sterling Supplemental Executive Retirement Plan (the “legacy Sterling SERP”) for designated participants. The balance of the liability assumed was $41,412 and was settled through a cash payment to the designated participants on November 8, 2013.

•
A liability for the legacy Sterling/Sterling National Bank employees’ Retirement Plan (the “legacy Sterling Qualified Plan”).  The legacy Sterling Qualified Plan is a defined benefit plan that covers eligible employees of legacy Sterling and legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the Qualified Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.  At December 31, 2013, the legacy Sterling Qualified Plan had assets of approximately $73 million and a projected benefit obligation of approximately

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

$54 million. The prepaid pension asset related to the legacy Sterling Qualified Plan is recorded in other assets on the Company’s balance sheet. For the three months ended December 31, 2013, the Company recognized an expense of $33 related to the legacy Sterling Qualified Plan.

•
A liability for the legacy Sterling life insurance benefits provided to certain officers.  The level of coverage provided is determined upon years of service with legacy Sterling and the Company and the employee’s date of retirement.  The Company’s post-retirement benefit plan is unfunded and the liability at December 31, 2013 was $8,798. For the three months ended December 31, 2013, the Company recognized an expense of $70 related to legacy Sterling’s post-retirement benefit plan.

14. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings. Losses recognized in earnings were $0 and $1 at December 31, 2013 and 2012, respectively. The fair value of the interest rate caps at December 31, 2013, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $5,038 and a fair value of $4,572 as of December 31, 2013. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Summary information regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
At December 31, 2013
Interest rate caps	$50,000	0.92	3.75%	NA	$—
Third-party interest rate swaps	53,666	5.51	4.22	1 m Libor + 2.45	621
Customer interest rate swaps	(53,666)	5.51	4.22	1 m Libor + 2.45	(621)
At September 30, 2013
Interest rate caps	$50,000	1.18	3.75%	NA	$—
Third-party interest rate swaps	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swaps	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)

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

The Company reports the fair value of private label collateralized mortgage obligations or “CMOs” with a rating from a national recognized bond rating agency of below investment grade using Level 3 inputs. As of December 31, 2013, these securities have an amortized cost of $3,362 and a fair value of $3,356. In determining the fair value of these securities the Company utilized unobservable inputs which reflect assumptions regarding the inputs that management believes market participants would use in pricing these securities in an orderly market. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value measurement of the securities. Present value estimated cash flow models were used to discount expected cash flows at the interest rate reflective of similarly structured securities in an orderly market. These securities have a weighted average coupon rate of 2.76%, a weighted average life of 3.37 years, and a weighted average twelve month constant prepayment rate history of 15.39. The three private label CMOs with sub-investment grade ratings have a weighted average twelve month constant default rate of 3.64%.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The credit ratings of private label CMO securities at December 31, 2013 were as follows:

	Amortized cost	Fair value
Credit rating:
Baa1	$187	$188
Ba1	100	95
B1	1,790	1,786
B3	1,285	1,287
Total private label CMOs	$3,362	$3,356

Derivatives

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and twelve interest rate swaps. See Note 14. Derivatives.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at December 31, 2013 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$234,434	$—	$234,434	$—
Freddie Mac	108,736	—	108,736	—
Ginnie Mae	14,826	—	14,826	—
CMO/Other MBS	135,909	—	135,909	—
Private label CMOs	3,356	—	—	3,356
Total residential mortgage-backed securities	497,261	—	493,905	3,356
Other securities:
US Government	4,854	—	4,854	—
Federal agencies	252,609	—	252,609	—
Corporate bonds	197,763	—	197,763	—
State and municipal	133,094	—	133,094	—
Trust preferred securities	67,732	—	67,732	—
Total other securities	656,052	—	656,052	—
Total investment securities available for sale	1,153,313	—	1,149,957	3,356
Interest rate caps and swaps	621	—	621	—
Total assets measured at estimated fair value on a recurring basis	$1,153,934	$—	$1,150,578	$3,356
Liabilities:
Interest rate swaps	$621	$—	$621	$—
Total liabilities measured at estimated fair value on a recurring basis	$621	$—	$621	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2013 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Fannie Mae	$211,438	$—	$211,438	$—
Freddie Mac	67,629	—	67,629	—
Ginnie Mae	3,462	—	3,462	—
CMO/Other MBS	163,041	—	163,041	—
Private label CMOs	3,613	—	—	3,613
Total residential mortgage-backed securities	449,183	—	445,570	3,613
Other securities:
Federal agencies	261,547	—	261,547	—
Corporate debt securities	114,933	—	114,933	—
State and municipal	128,730	—	128,730	—
Total other securities	505,210	—	505,210	—
Total investment securities available for sale	954,393	—	950,780	3,613
Interest rate caps and swaps	997	—	997	—
Total assets measured at estimated fair value on a recurring basis	$955,390	$—	$951,777	$3,613
Liabilities:
Interest rate swaps	$997	$—	$997	$—
Total liabilities measured at estimated fair value on a recurring basis	$997	$—	$997	$—

There were no transfers between Level 1 and Level 2 inputs during the three months ended December 31, 2013 and 2012.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized below:

	Changes in Level 3 assets for the three months ended December 31, 2013	Changes in Level 3 assets for the three months ended December 31, 2012
Balance at September 30,	$3,613	$4,630
Paydowns	(275)	(325)
Amortization, net	—	6
OTTI	—	(14)
Change in fair value	18	63
Balance at December 31,	$3,356	$4,360

Changes in fair value are included as part of net unrealized holding gains (losses) on securities available for sale net of related tax expense on the Consolidated Statements of Comprehensive (Loss) Income.

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $33,511 and $35,230 (which equals the carrying value less the allowance for loan losses allocated to these loans) at December 31, 2013 and September 30, 2013, respectively. Changes in fair value recognized in provisions on loans held by the Company were $56 and $1,815 for the three months ended December 31, 2013 and 2012, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

A summary of impaired loans at December 31, 2013 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial	$311	$—	$—	$311
Commercial real estate and multi-family	2,332	—	—	2,332
Acquisition, development & construction	2,254	—	—	2,254
Total impaired loans measured at fair value	$4,897	$—	$—	$4,897

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial	$500	$—	$—	$500
Commercial real estate and multi-family	3,672	—	—	3,672
Acquisition, development & construction	1,839	—	—	1,839
Consumer loans	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2013 and September 30, 2013 was $1,863 and $1,978, respectively.

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $7,566 and $6,022 at December 31, 2013 and September 30, 2013, respectively. There were write-downs of $224 and $158 related to changes in fair value recognized through income for other real estate owned held by the Company during the three months ending December 31, 2013 and 2012, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2013:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1) (weighted average)
Impaired loans:
Commercial	$311	Appraisal	Adjustments for comparable properties	9.0%-19.0% (14.4%)
Commercial real estate and multi-family	2,332	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Acquisition, development & construction	2,254	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Commercial real estate and multi-family	3,619	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Acquisition, development & construction	2,082	Appraisal	Adjustments by management to reflect current conditions/selling costs	25.0% - 70.0% (30.2%)
Residential mortgage	1,865	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Mortgage servicing rights	1,863	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

STERLING BANCORP AND SUBSIDIARIES
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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2013:

	December 31, 2013
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$152,662	$152,662	$—	$—
Securities available for sale	1,153,313	—	1,149,957	3,356
Securities held to maturity	486,902	—	479,977	—
Loans, net	4,096,529	—	—	4,150,709
Loans held for sale	24,483	—	24,483	—
Accrued interest receivable on securities	7,271	—	7,271	—
Accrued interest receivable on loans	8,785	—	—	8,785
FHLB stock and Federal Reserve Bank stock	43,326	—	—	—
Interest rate caps and swaps	621	—	621	—
Financial liabilities:
Non-maturity deposits	$(4,270,379)	$(4,270,379)	$—	$—
Certificates of deposit	(650,185)	—	(650,061)	—
FHLB and other borrowings	(489,787)	—	(513,438)	—
Other borrowings	(81,841)	—	(82,106)	—
Senior Notes	(98,123)	—	(101,087)	—
Subordinated debentures	(26,519)	—	(26,338)	—
Mortgage escrow funds	(13,460)	—	(13,457)	—
Accrued interest payable on deposits including escrow	(3,205)	—	(3,205)	—
Accrued interest payable on borrowings	(1,480)	—	(1,480)	—
Interest rate caps and swaps	(621)	—	(621)	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2013:

	September 30, 2013
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$113,090	$113,090	$—	$—
Securities available for sale	954,393	—	950,780	3,613
Securities held to maturity	253,999	—	250,896	—
Loans, net	2,384,021	—	—	2,422,824
Loans held for sale	1,011	—	1,011	—
Accrued interest receivable on securities	4,892	—	4,892	—
Accrued interest receivable on loans	6,805	—	—	6,805
FHLB stock	24,312	—	—	—
Interest rate caps and swaps	997	—	997	—
Financial liabilities:
Non-maturity deposits	(2,694,166)	(2,694,166)	—	—
Certificates of deposit	(268,128)	—	(268,088)	—
FHLB and other borrowings	(462,953)	—	(488,369)	—
Senior Notes	(98,033)	—	(98,142)	—
Mortgage escrow funds	(12,646)	—	(12,644)	—
Accrued interest payable on deposits including escrow	(1,480)	—	(1,480)	—
Accrued interest payable on borrowings	(1,525)	—	(1,525)	—
Interest rate caps and swaps	(997)	—	(997)	—

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments:

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

FHLB of New York Stock and Federal Reserve Bank Stock
The redeemable carrying amount of these securities with limited marketability approximates their fair value.

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

Subordinated debentures
The fair value of subordinated debentures is estimated by discounting future cash flows using current interest rates for similar financial instruments.

Other Financial Instruments
Other financial assets and liabilities listed in the table below have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance-sheet financial instruments described in Note 8. Guarantor’s Obligations Under Guarantees were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2013 and September 30, 2013, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value and are classified as Level 2.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

16. Accumulated Other Comprehensive (Loss) Income

Activity in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the three month periods ended December 31, 2013 and 2012, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive income before reclassifications	(1,678)	285	(1,393)
Amounts reclassified from AOCI	(841)	—	(841)
Period change	(2,519)	285	(2,234)
Balance at December 31, 2012	$12,547	$(7,882)	$4,665

Balance at September 30, 2013	$(11,472)	$(3,858)	$(15,330)
Other comprehensive income before reclassifications	(6,013)	—	(6,013)
Amounts reclassified from AOCI	431	1,447	1,878
Period change	(5,582)	1,447	(4,135)
Balance at December 31, 2013	$(17,054)	$(2,411)	$(19,465)

The following table presents the reclassification adjustments from AOCI included in net income and the impacted line items on the income statement for the three months ended December 31, 2013:

Components of AOCI	Amount reclassified from AOCI and impact on net income (1)	Affected income statement line item

Unrealized gains (losses) on available for sale securities
	$(645)	Non-interest income - net loss on sale of securities
	214	Tax benefit
	$(431)	Net change after tax

Amortization of defined benefit pension items
Loss on settlement of portion of defined benefit plan	$(2,336)	Non-interest expense - compensation and employee benefits (2)
	889	Tax benefit
	$(1,447)	Net change after tax

(1) Amounts in parentheses indicate a reduction from income.
(2) These accumulated other comprehensive (loss) income components are included in the computation of net periodic pension cost (see Note 13 - Pensions and Other Post Retirement Plans for additional details).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

17. Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-04 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage loans upon Foreclosure was issued. This standard provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This standard is effective for annual periods beginning after December 15, 2013 and is not expected to have a material impact on our balance sheet or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Sterling Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would,” “could,” or “may.” These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared. You should read these statements carefully.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements . Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements and future results could differ materially from our historical performance.

The factors described in our annual report on Form 10-K under Item 1A, Risk Factors, or otherwise described in our filings with the Securities and Exchange Commission, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

•	difficulties and delays in integrating and combining the businesses of predecessor companies following the Merger;

•
our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to integrate and fully realize cost savings and other benefits we estimated in connection with the Merger;

•	business disruption following the Merger;

•	the reaction to the Merger of the companies’ customers, employees and counterparties;

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

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in Part I, Item I of this Report and with our consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period. Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Overview and Management Strategy

The Company is a bank holding company headquartered in Montebello, New York and the parent of the Bank as well as other subsidiaries. With $6.7 billion in assets, we are a growing financial services firm that specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York metropolitan region and beyond through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank. References to we, us, or the Company may signify the Bank, depending on the context.

We focus our efforts on generating core deposits, especially transaction accounts, and originating high quality commercial, commercial real estate, residential mortgage and other consumer loans. Our ability to gather low cost, core deposits allows us to compete for and originate high quality loans at an attractive interest rate spread over our cost of funding. Our strategic objectives include growing revenues and earnings by expanding client acquisitions, improving asset quality and increasing operating efficiency. To achieve these goals we are focusing on high value client segments, expanding our delivery and distribution channels, creating a high productivity performance culture, closely monitoring operating costs and proactively managing enterprise risk. Our goal is to create a regional bank that achieves top-tier performance on key metrics including return on equity, return on assets and earnings per share.

The Bank targets the following geographic markets: the New York Metro Market, which includes Manhattan and the boroughs, Long Island and other surrounding markets; and the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. Our specialty lending businesses, which include asset-based lending, factoring, payroll finance, equipment finance and residential mortgage banking also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small-to-middle market businesses in our immediate footprint exceeds 550,000.

Recent Developments

We successfully completed the Merger with legacy Sterling on October 31, 2013. See Note 1. Basis of Presentation for details on the transactions and events that comprised the Merger. Legacy Sterling results since November 1, 2013 are included in the results from operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q include two months of legacy Sterling and three months of the Company. See Note 2. Acquisitions for disclosure on the impact of the Merger with legacy Sterling.

The Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. We believe this merger will create a larger, more efficient organization by combining our differentiated team-based distribution channels with legacy Sterling’s diverse lending businesses and capabilities. We anticipate that the Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities. As a result of the Merger, we have a diversified loan portfolio composition which as of December 31, 2013 consisted of approximately 42% of commercial and industrial loans, 38% of commercial real estate loans and 20% of residential mortgage and other consumer loans. Further, the Merger with legacy Sterling provides us with a greater, more diversified non-interest income stream.

As of December 31, 2013,  the Company had 21 commercial relationship teams and 46 financial centers. The Company intends to continue executing its differentiated, single point of contact distribution strategy to deliver our full suite of lending and deposit products to our core target of small and middle market commercial and consumer clients.
Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for deferred income taxes and the recognition of interest income. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, and review their risk components as a part of that evaluation. See our Annual Report on Form 10-K, “Notes to Consolidated Financial Statements Note 1, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. The Company tests its goodwill and other intangible assets for impairment in the fourth quarter of the fiscal year and at other reporting period ends when conditions warrant. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
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

	For the three months ended December 31,
	2013	2012
Per Common Share Data
(Loss) earnings, basic	$(0.20)	$0.16
(Loss) earnings, diluted	(0.20)	0.16
Book value	11.02	11.14
Tangible book value (1)	5.77	7.30
Dividends declared per share (2)	—	0.06
Performance Ratios (annualized)
Return on average assets	(0.92)%	0.73%
Return on average equity	(7.12)	5.65
Return on average tangible equity (1)	(12.84)	8.71
Core operating efficiency (1)	65.4	63.7
Balance Sheet Data (dollars in thousands)
Total assets	$6,667,437	$3,789,514
Total securities	1,640,215	1,131,172
Total loans	4,127,141	2,193,129
Allowance for loan losses	(30,612)	(28,114)
Total goodwill and other intangible assets	440,537	170,173
Deposits	4,920,564	2,904,384
Borrowings	669,751	345,411
Subordinated debentures	26,519	—
Stockholders’ equity	925,109	493,883
Tangible equity (1)	484,572	323,710
Statement of Operations Data (dollars in thousands)
Net interest income	$45,876	$27,923
Provision for loan losses	3,000	2,950
Non-interest income	9,148	7,659
Non-interest expense	72,974	22,546
Net (loss) income	(14,002)	7,020
Capital Ratios
Tangible equity as a % of tangible assets (1)	7.78%	8.94%
Asset Quality (dollars in thousands)
Non-performing loans (NPLs): non-accrual	$35,597	$27,730
Non-performing loans (NPLs): still accruing	2,845	5,823
Other real estate owned	11,751	7,053
Non-performing assets (NPAs)	50,193	40,606
Net charge-offs	1,265	3,118
Net charge-offs as a % of average loans (annualized)	0.14%	0.58%
NPLs as a % of total loans	0.93	1.53
NPAs as a % of total assets	0.75	1.07
Allowance for loan losses as a % of NPLs	79.6	83.8
Allowance for loan losses as a % of total loans	0.74	1.28
(1) See reconciliation of non-GAAP measure on page 57.
(2) In connection with the Merger, the Company accelerated the declaration of its regular $0.06 dividend to the prior quarter.

Summary
The key highlights as of and for the three months ended December 31, 2013 included the following:

•	Net loss of $14.0 million, which represented a decrease of $21.0 million compared to net income of $7.0 million for the three months ended December 31, 2012.

•	Total loans reached $4.1 billion, including approximately $1.7 billion of loans acquired in connection with the Merger.

•
Commercial and industrial loans represented approximately 42% of our loan portfolio at December 31, 2013 compared to approximately 18% at September 30, 2013. Commercial real estate loans represented approximately 38% of our loan portfolio at December 31, 2013 compared to approximately 57% at September 30, 2013.

•	The allowance for loan losses to non-performing loans was 79.6% at December 31, 2013 compared to 107% at September 30, 2013.

•	Total deposits were $4.9 billion, including the assumption of $2.3 billion of deposits in connection with the Merger.

•
Return on average tangible equity, a non-GAAP measure, was (12.84)% for the three months ended December 31, 2013 compared to 8.71% for the three months ended December 31, 2012 (see page 57 for a non-GAAP reconciliation of return on tangible equity).

•	Return on average assets was (0.92)% for the three months ended December 31, 2013 compared to 0.73% for the three months ended December 31, 2012.

•	The core operating efficiency ratio, a non-GAAP measure, was 65.4% for the three months ended December 31, 2013 compared to 63.7% for the three months ended December 31, 2012.

The results from operations for the quarter ended December 31, 2013 were impacted by costs associated with the Merger and other charges as follows:

•
We incurred $9.1 million of merger-related expenses, which included professional advisory fees and legal fees, a portion of change-in-control payments, costs associated with changing signage at various office and financial center locations and other merger-related items. These items were recorded in our statement of operations as Non-interest expense - Merger-related expenses.

•
We recognized a charge of $22.2 million for asset write-downs and compensation items.  Approximately $14 million of the total amount consisted of charges to reduce the carrying value of premises and equipment as the Company intends to consolidate several office locations and financial centers in fiscal 2014. Other charges included an accrual for employee retention payments, severance compensation and a write-off of the naming rights to Provident Bank Ballpark. These items were recorded in our statement of operations as Non-interest expense - Charge for asset write-downs, retention and severance compensation.

•
We recognized a charge of $2.7 million related to the settlement of a portion of the Company’s defined benefit pension plan. The charge represented the acceleration of future amortization of pension plan expense included in accumulated other comprehensive loss on the Company’s statement of condition. This charge was recorded in our statement of operations in Non-interest expense - Compensation and benefits expense.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total assets as of December 31, 2013 were $6.7 billion, an increase of $2.6 billion or 64.7% from September 30, 2013 mainly due to the completion of the Merger as we acquired assets with a fair value of $2.7 billion and recorded goodwill and other intangible assets of $264.9 million. Excluding the impact of assets acquired in the Merger, total assets declined during the first fiscal quarter as a result of the sale of certain legacy Provident available for sale investment securities which is discussed below.

Total securities increased by $431.8 million, or 35.7%, to $1.6 billion at December 31, 2013 as compared to September 30, 2013. Total securities represented 24.6% of total assets at December 31, 2013 relative to 29.8% of total assets at September 30, 2013. In connection with the Merger, we acquired at fair value $233.2 million of securities that had been classified as available for sale (“AFS”) and $374.7 million of securities that had been classified as held to maturity (“HTM”). The Company classified $480.7 million of the acquired securities as AFS and $127.3 million as HTM.

In connection with the Merger, the Company has transferred securities in accordance with ASC Subtopic 320-10-25-6, which provides that in a significant business combination a company may transfer HTM securities to AFS securities to maintain a company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, legacy Provident investment securities totaling $165,230 were transferred from HTM to AFS and a total of $221,904 of legacy Provident investment securities were transferred from AFS to HTM. See Note 3. Securities for details on the transfer and reclassification of securities.

During the three months ended December 31, 2013, the Company sold $247.7 million of AFS securities, including the sale of $128.4 million of agency securities, $38.5 million of short-term commercial paper and $80.1 million of other securities. In connection with these securities sales we incurred a net loss of $645 thousand.

Gross loans as of December 31, 2013 were $4.1 billion, which represented a $1.7 billion increase relative to September 30, 2013, which was mainly related to the Merger. Our loan composition at December 31, 2013 was approximately 42% in commercial and industrial loans, 38% in commercial real estate loans and 20% in residential mortgage and other consumer loans. Between October 31, 2013, which was the effective date of the Merger, and December 31, 2013, the balance of total gross loans increased by $23.6 million.

Allowance for loan losses. Under accounting guidance established for business combinations, acquired loans are recorded at fair value with no allowance for loan losses on the date of acquisition. An allowance for loan losses is recorded by the Company for the emergence of new probable and estimable loan losses on acquired loans that were not impaired as of the acquisition date. Due to this accounting requirement, certain measures of the allowance for loan losses and related metrics are not comparable to periods prior to the Merger date.

The allowance for loan losses was $30.6 million at December 31, 2013 compared to $28.9 million at September 30, 2013. The allowance represented 0.74% of total loans at December 31, 2013 compared to 1.20% of total loans at September 30, 2013 and the allowance for loan losses to non-performing loans equaled 79.6% at December 31, 2013, compared to 107.3% at September 30, 2013. As discussed above, the change in these ratios between the two periods is a direct result of the Merger and the accounting for business combinations. Net charge-offs recorded against the allowance for loan losses for the three months ended December 31, 2013 were $1.3 million relative to $3.1 million in the prior quarter.

Loans transferred from the legacy Provident loan portfolio to other real estate owned for the three months ended December 31, 2013 were $0.9 million. In connection with the Merger, we acquired a total of $1.7 million of other real estate owned. In addition, an owned property which was used by legacy Sterling as a financial center location was transferred at fair value to other real estate owned as the property is held for sale. The estimated fair value of the property is $4.1 million. The increase in other real estate owned was partially offset by sales and write-downs of $842 thousand. The total balance of other real estate owned was $11.8 million at December 31, 2013, compared to $6.0 million at September 30, 2013.

Deposits as of December 31, 2013 were $4.9 billion, an increase of $2.0 billion, or 66.1%, from September 30, 2013. As of December 31, 2013, transaction accounts consisting of non-interest bearing and interest bearing demand deposits were 47.8% of deposits, or $2.4 billion compared to $1.4 billion or 46.5% of deposits at September 30, 2013. As of December 31, 2013, savings deposits were $605.2 million, an increase of $25.0 million or 4.3% from September 30, 2013. Money market accounts increased $578.7 million or 78.7% to $1.3 billion at December 31, 2013. Certificates of deposit accounts increased by $382.1 million or 142.5% to $650.2 million at December 31, 2013. The increase in deposit balances was mainly due to the Merger.

Municipal deposits were $673.7 million at December 31, 2013 compared to $757.1 million at September 30, 2013. Municipal deposits reach peak volumes in connection with tax payments collected during the month of September.

FHLB Borrowings increased by $47.2 million or 10.7%, from September 30, 2013 to $489.8 million at December 31, 2013, due primarily to an increase in short-term FHLB advances. In connection with the Merger, the Company assumed $100.3 million of FHLB advances. At December 31, 2013, the balance of the discount associated with our long-term FHLB borrowings that will accrete as additional interest expense over the remaining term of the borrowings was $438 thousand.

Other Borrowings, Senior Notes and Subordinated Debentures. Other borrowings include repurchase agreements assumed in the Gotham Bank transaction and the Merger and were $81.8 million at December 31, 2013 compared to $20.4 million at September 30, 2013. The Senior Notes were $98.1 million at December 31, 2013 compared to $98.0 million at September 30, 2013; the increase represents accretion of the discount and costs of issuance for the period. The subordinated debentures were acquired in the Merger and are discussed in Note 7. Subordinated Debentures in the Consolidated Financial Statements.

Stockholders’ equity increased $442.2 million from September 30, 2013 to $925.1 million at December 31, 2013. This was principally the result of the Merger due to the issuance of 39.1 million shares which resulted in an increase in stockholders’ equity of $457.8 million. Other factors that impacted stockholders’ equity in the period were a net loss of $14.0 million and an increase in accumulated other comprehensive loss of $4.1 million due to a decline in the fair value of our AFS securities given an increase in market interest rates.

As of December 31, 2013, the Company had authorization to purchase up to an additional 776,713 shares of common stock; however, the Company has no plans to acquire any of its shares for the remainder of fiscal 2014. The Bank’s Tier 1 leverage ratio was 10.58% at December 31,

2013 and the Company’s tangible equity as a percentage of tangible assets was 7.78% (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 57).

Credit Quality (also see Note 4 to the consolidated financial statements)

Loans acquired in connection with the Merger and the acquisition of Gotham Bank were initially recorded at fair value. These loans totaled $1.87 billion at December 31, 2013, of which $1.66 billion continue to carry no allowance for loan losses, compared to $133.5 million of Gotham Bank loans which carried no allowance for loan losses at September 30, 2013. Factors that went into the determination of fair value of the acquired loans included adjustments related to interest rates and expected credit losses.

Our non-performing loans increased $11.5 million at December 31, 2013 to $38.4 million. The increase was mainly the result of the acquisition of purchased credit impaired loans in the Merger, which totaled $14.7 million. Excluding the impact of the Merger, the balance of non-performing loans in the legacy Provident loan portfolio decreased by $3.2 million during the quarter. Charge-offs in the legacy Provident portfolio recorded against the allowance for loan losses were $1.3 million in the fiscal quarter ended December 31, 2013 compared to $3.1 million in the same period a year ago.

Classified loans are loans rated substandard or lower based on the Company’s risk rating system. Classified loans increased $16.2 million to $77.3 million at December 31, 2013 compared to $61.1 million at September 30, 2013 mainly due to loans acquired in the Merger.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

Net loss for the three months ended December 31, 2013 was $(14.0) million or $(0.20) per diluted share, compared to net income of $7.0 million or $0.16 per diluted share, for the three months ended December 31, 2012. The results from operations for the three months ended December 31, 2013 were impacted by Merger-related expenses and other charges previously discussed in the Selected Financial Data / Summary section.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated and information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended December 31,
	2013			2012
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$2,795,455	$35,773	5.08%	$1,565,259	$20,348	5.16%
Consumer loans	206,990	2,065	3.96	212,863	2,325	4.33
Residential mortgage loans	513,684	5,450	4.21	351,778	4,398	4.96
Total net loans(1)	3,516,129	43,288	4.88	2,129,900	27,071	5.04
Securities-taxable	1,330,646	6,903	2.06	954,372	4,284	1.78
Securities-tax exempt(2)	250,520	3,325	5.27	174,201	2,242	5.11
Federal Reserve balances	75,076	69	0.36	103,125	103	0.40
Other earning assets	35,065	290	4.38	19,277	230	4.73
Total securities and other earning assets	1,691,307	10,587	2.48	1,250,975	6,859	2.18
Total interest earning assets	5,207,436	53,875	4.10	3,380,875	33,930	3.98
Non-interest earning assets	806,380			411,326
Total assets	$6,013,816			$3,792,201
Interest bearing liabilities:
Interest bearing demand deposits	$619,746	98	0.06%	$469,180	126	0.11%
Savings, club and escrow deposits	622,530	258	0.16	531,107	197	0.15
Money market deposits	1,182,858	914	0.31	908,262	931	0.41
Certificates of deposit	565,462	564	0.40	380,244	843	0.88
Total interest bearing deposits	2,990,596	1,834	0.24	2,288,793	2,097	0.36
Borrowings	709,125	5,001	2.80	345,951	3,125	3.58
Total interest bearing liabilities	3,699,721	6,835	0.73	2,634,744	5,222	0.79
Non-interest bearing deposits	1,361,622			649,077
Other non-interest bearing liabilities	172,232			15,874
Total liabilities	5,233,575			3,299,695
Stockholders’ equity	780,241			492,506
Total liabilities and equity	$6,013,816			$3,792,201
Net interest rate spread			3.37%			3.19%
Net earning assets	$1,507,715			$746,131
Net interest margin		47,040	3.58%		28,708	3.37%
Less tax equivalent adjustment(2)		(1,164)			(785)
Net interest income		$45,876			$27,923
Ratio of average interest earning assets to average interest bearing liabilities	140.8%			128.3%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended December 31, 2013 vs. 2012 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$15,741	$(316)	$15,425
Consumer loans	(64)	(196)	(260)
Residential mortgage loans	1,785	(733)	1,052
Securities-taxable	1,872	747	2,619
Securities-tax exempt(2)	1,010	73	1,083
Federal Reserve excess reserves	(25)	(9)	(34)
Other earning assets	14	46	60
Total interest income	20,333	(388)	19,945
Interest bearing liabilities:
Interest bearing demand deposits	37	(65)	(28)
Savings, club and escrow deposits	44	17	61
Money market deposits	242	(259)	(17)
Certificates of deposit	299	(578)	(279)
Borrowings	1,324	552	1,876
Total interest expense	1,946	(333)	1,613
Net interest margin	18,387	(55)	18,332
Less tax equivalent adjustment(2)	356	23	379
Net interest income	$18,031	$(78)	$17,953

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income information is presented on a tax equivalent adjusted basis. Growth in net interest income has been mainly driven by organic asset volume growth and the Merger with legacy Sterling. The results of legacy Sterling’s operations are included in our results since November 1, 2013. Net interest income for the three months ended December 31, 2013 was $45.9 million, an increase of $18.0 million or 64.3%, compared to the same quarter in fiscal 2013.

Gross tax equivalent interest income of $53.9 million increased $19.9 million for the quarter ended December 31, 2013, due mainly to the increase in the average balance of loans and investment securities outstanding as a result of the Merger. On an organic basis, interest income increased in the first quarter of fiscal 2014 relative to the first quarter of fiscal 2013 by approximately $3.0 million, due to an increase in interest income on loans and interest income on securities. The increase in interest income on loans was due to loan growth generated by our commercial relationship teams, which was partially offset by margin compression reflecting the continuing effects of yield compression on earning assets in the current low interest rate market environment. Interest income on investment securities increased as we commenced a strategy of repositioning the investment securities portfolio prior to the completion of the Merger. Interest expense increased $1.6 million, primarily the result of the Senior Notes issued on July 2, 2013 and the assumption of the legacy Sterling subordinated debentures. On an organic basis, interest expense increased approximately $300 thousand as the $1.5 million increase in interest expense on the Senior Notes was offset by a reduction in interest expense of $1.2 million due to lower current market rates for deposits.

The Company’s net interest margin increased 21 basis points to 3.58% for the three months ended December 31, 2013 compared to 3.37% for the three months ended December 31, 2012. The increase in the net interest margin was the result of the increase in yield on interest earning assets, which yielded 4.10% for the first fiscal quarter of 2014 compared to 3.98% for the first fiscal quarter of 2013. Included in net interest income was $2.0 million of net accretion related to the fair value adjustments on loans acquired from Gotham and legacy Sterling. In the first fiscal quarter of 2014, the yield on loans decreased 16 basis points to 4.88% and the yield on investment securities increased 28 basis points to

2.57%. The cost of interest bearing liabilities declined six basis points to 73 basis points for the first fiscal quarter of 2014 compared to 79 basis points for the first fiscal quarter of 2013. The decline was mainly due to maturities of higher cost certificates of deposit repricing to current market rates and a reduction in the average rate paid on interest bearing demand deposits and money market deposits. Also contributing was an increase in the average balance of lower cost short-term FHLB borrowings.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $3.0 million in provision for loan losses for the quarter ended December 31, 2013 compared to $2.95 million at December 31, 2012, an increase of $50 thousand. The amount of the provision for loan losses was driven by net charge-offs during the period and an increase of approximately $153.0 million in loan originations from our specialty finance businesses which are generally short-term loans and have a high turnover rate. As these loans were originated after the Merger date, they were included in the calculation of the required allowance for loan losses at December 31, 2013. Initially, all of the legacy Sterling loans were recorded at fair value, which included adjustments for interest rate and expected credit losses. The amount of the provision for loan losses was driven by net charge-offs during the period and an increase of approximately $153.0 million in loan originations from our specialty finance businesses which are generally short-term loans with a high turnover rate.  As these loans were originated after the Merger date, they were included in the calculation of the required allowance for loan losses at December 31, 2013.

Non-interest income for the three months ended December 31, 2013 increased by $1.5 million or 19.4% to $9.1 million compared to the first quarter of fiscal 2013. The increase in non-interest income was primarily the result of fees generated in accounts receivable management, factoring commissions and other fees associated with our specialty lending businesses which totaled $2.2 million. Mortgage banking revenues increased $870 thousand for the three months ended December 31, 2013 relative to the same period a year ago as a result of higher loan origination volumes and loan sale activity due to the Merger. Partially offsetting the increases in non-interest income was a decline in net gain on sale of securities. The Company incurred a net loss from sale of securities of $645 thousand for the three months ended December 31, 2013 as compared to a net gain from sale of securities of $1.4 million during the three months ended December 31, 2012.

Non-interest expense for the three months ended December 31, 2013 increased $50.4 million to $73.0 million as compared to $22.5 million for the same period a year ago. The increase was mainly the result of the Merger and $34.0 million of Merger-related expenses and other charges which were incurred during the three months ended December 31, 2013 and which were previously discussed in the Selected Financial Data / Summary section. Excluding the impact of the Merger, the organic operating expenses of the Company were essentially unchanged relative to the same period a year ago.

Income tax (benefit) expense was $(6.9) million for the three months ended December 31, 2013, compared to income tax expense of $3.1 million for the three month period ended December 31, 2012. The effective tax rate was (33.2%) for the three months ended December 31, 2013 compared to 30.4% for the three months ended December 31, 2012. Our effective tax rate for the three months ended December 31, 2013 reflects our anticipation that certain merger-related expenses will not be deductible. In addition, our estimated effective tax rate reflects our expectations for tax exempt interest income as a percentage of total pre-tax income for the fiscal year 2014.

The Company provides supplemental reporting of non-GAAP measures as management believes this information is useful to investors.

	For the three months ended December 31,
	2013	2012
Reconciliation of return on average tangible equity (dollars in thousands):
Average stockholders’ equity	$780,241	$492,506
Average goodwill and other amortizable intangibles	(347,538)	(172,723)
Average tangible stockholders’ equity	432,703	319,783
Net (loss) income	(14,002)	7,020
Net (loss) income (annualized)	(55,551)	27,851
Return on average tangible equity	(12.84)%	8.71%

Reconciliation of the core operating efficiency ratio (dollars in thousands) :
Net interest income	$45,876	27,923
Non-interest income	9,148	7,659
Total net revenues	55,024	35,582
Tax equivalent adjustment on securities interest income	1,164	785
Net loss (gain) on sale of securities	645	(1,416)
Other than temporary loss on securities	—	25
Other (other gains and fair value loss on interest rate caps)	(93)	(4)
Core total revenues	56,740	34,972
Non-interest expense	72,974	22,546
Merger-related expense	(9,068)	—
Charge for asset write-downs, retention and severance compensation	(22,166)	—
Charge to settle a portion of defined benefit pension plan	(2,743)	—
Amortization of intangible assets	(1,875)	(261)
Core non-interest expense	37,122	22,285
Core operating efficiency ratio	65.4%	63.7%
The core operating efficiency ratio reflects total revenues inclusive of the tax equivalent adjustment on municipal securities and excludes securities gains, other than temporary impairments and other adjustments shown above. Core non-interest expense is adjusted to exclude the effect of merger-related expense, asset write-downs, retention and severance compensation, charge to settle a portion of defined benefit pension plan and amortization of intangible assets.

	December 31,
	2013	2012
Reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio (dollars in thousands):
Total assets	$6,667,437	$3,789,514
Goodwill and other amortizable intangibles	(440,537)	(170,173)
Tangible assets	6,226,900	3,619,341
Stockholders’ equity	925,109	493,883
Goodwill and other intangible assets	(440,537)	(170,173)
Tangible stockholders’ equity	484,572	323,710
Shares of common stock outstanding at period end	83,955,647	44,348,787
Tangible equity as a % of tangible assets	7.78%	8.94%
Tangible book value per share	$5.77	$7.30

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the three months ended December 31, 2013 and 2012, our originations of loans held for sale and net portfolio loan originations totaled $125.4 million and $102.9 million, respectively. Purchases of securities available for sale totaled $67.0 million and $87.1 million for the three months ended December 31, 2013 and 2012, respectively, and purchases of held to maturity securities totaled $54.3 million and $21.9 million. These activities were funded primarily by sales of securities, borrowings and by principal repayments on loans and securities. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $117.0 million and $60.9 million at December 31, 2013 and September 30, 2013, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net change in total deposits was an increase of $2.0 billion for the three months ended December 31, 2013 and a decrease of $206.8 million for the three months ended December 31, 2012. The increase in the first three months of the 2014 fiscal year was principally related to the Merger with legacy Sterling and partially offset by seasonal fluctuations in municipal deposits, which generally peak in September and are subsequently withdrawn. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide a full range of services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

The Bank has substantial liquidity. In addition to the liquidity on our balance sheet, the Bank has access to additional sources of funds through the FHLB. Borrowings from FHLB and other borrowings totaled $489.8 million at December 31, 2013. At December 31, 2013, we had the ability to borrow an additional $679.7 million under our credit facilities with the FHLB by pledging securities not required to be pledged for other purposes. Further, at December 31, 2013 we had $92.7 million in brokered deposits, which are included above, and have relationships with several brokers to access these low cost sources of funding should conditions warrant.

The Company had a cash balance totaling approximately $53 million as of December 31, 2013, which was on deposit with the Bank. The Company anticipates that a portion of its available cash will be used to redeem the outstanding 8.375% subordinated debentures which are callable at par. The primary long-term source of funds for the Company is expected to be dividends received from the Bank. The Company may also receive dividends from other subsidiaries as well as cash from the exercise of stock options. The primary uses of cash by the parent include the payment of cash dividends on common stock and debt service. The Company has commercial paper outstanding at December 31, 2013 of $20.7 million, which it has and continues to intend to renew periodically.

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

The Company declared a dividend of $0.07 per share payable on February 24, 2014 to stockholders of record on February 14, 2014.

The following table sets forth the Bank’s regulatory capital position at December 31, 2012 and September 30, 2013, compared to current OCC requirements:

			OCC requirements
	Actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Tier 1 leverage Capital (to Average Assets):
The Bank	$593,462	10.58%	$224,273	4.00%	$280,341	5.00%
The Company	527,827	9.44	223,702	4.00	279,628	5.00

Tier 1 Capital (to risk-weighted assets):
The Bank	593,462	12.48	224,273	4.00	285,306	6.00
The Company	527,827	11.09	223,702	4.00	285,500	6.00

Total Capital (to risk-weighted assets):
The Bank	624,469	13.13	380,408	8.00	475,510	10.00
The Company	558,834	11.74	380,667	8.00	475,833	10.00

September 30, 2013	Bank Only
Tier 1 leverage	$363,274	9.30%	$155,670	4.00%	$194,587	5.00%
Risk-based capital:
Tier 1	363,274	13.20	155,670	4.00	165,352	6.00
Total	392,376	14.20	220,469	8.00	275,587	10.0

The Bank’s and the Company’s capital levels are above current regulatory capital requirements to be considered well-capitalized.
As a national bank the Bank calculates its Tier 1 leverage ratio using average asset balances for the period, while at September 30, 2013 as a savings and loan institution the Tier 1 leverage ratio was calculated using period end balances. The Tier 1 leverage ratio is impacted by the Merger with legacy Sterling and reflects average balances of legacy Sterling for two months out of the three months ended December 31, 2013. Using period end balances, the Bank’s Tier 1 leverage ratio was approximately 9.3% which was unchanged from September 30, 2013.
The Company became a bank holding company in connection with the Merger and as a result is presenting holding company level capital ratios as of December 31, 2013. As a savings and loan holding company, the Company was not required to present its capital ratios.
In July 2013, the Bank’s primary federal regulator, the Office of the Comptroller of the Currency, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions and bank holding companies, including the Bank, compared to the current U.S. risk-based capital rules. These Basel III Capital Rules are also applicable to the Company as we became a bank holding company. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Basel III Capital Rules also address changes to risk-weighting of assets and other issues affecting the denominator in regulatory capital and replace the existing risk-weighting approach, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Bank and the Company on January 1, 2015 (subject to a phase-in period for full compliance through January 1, 2019). Management is currently assessing the impact of the Basel III Capital Rules on the Company’s and the Bank’s regulatory capital ratios.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board of Directors reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2013, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$885,924	$(36,579)	(4.0)%	$260,531	$26,959	11.5%
+200	901,005	(21,498)	(2.3)	252,258	18,686	8.0
+100	915,660	(6,843)	(0.7)	242,490	8,918	3.8
0	922,503	—	—	233,572	—	—
-100	914,267	(8,236)	(0.9)	215,910	(17,662)	(7.6)

The table set forth above indicates that at December 31, 2013, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 2.3% decrease in EVE and an 8.0% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the EVE and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

During the first quarter of fiscal year 2014, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 5 basis points from 0.33% to 0.38% at the end of the first quarter of fiscal year 2014 while the yield on U.S. Treasury 10-year notes increased 40 basis points from 2.64% to 3.04% over the same three month period. The greater increase in yield on longer term maturities resulted in a steeper 2-10 year treasury yield curve at the end of the first quarter of fiscal 2014 relative to the beginning of the fiscal year. During the first quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so until the unemployment rate and inflation expectations reach or exceed certain thresholds. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in short-term margin compression. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

Item 4.	Controls and Procedures
The Company’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the Securities Exchange Commission under the Securities Exchange Act of 1934, as amended, is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Effective October 1, 2013, the Company completed the conversion of its general ledger system to Fiserv - PrologueTM and effective November 1, 2013 the Company completed the conversion of its investment securities application to PrologueTM Investment Portfolio Accounting. Except for those changes, there were no changes in our internal control (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) over financial reporting that materially affected, or are reasonably likely to have, a material effect on our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
The “Litigation” section of Note 9. to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013. There has been no material change in those risk factors.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	Not applicable

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sterling Bancorp

Date:	February 12, 2014	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 12, 2014	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)