Form 10-Q
period 2014-03-31
STERLING BANCORP
filed 2014-05-09
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 7, 2014
$0.01 per share	83,594,862

STERLING BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MARCH 31, 2014

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2014	September 30, 2013
ASSETS
Cash and due from banks	$164,645	$113,090
Securities:
Available for sale	1,233,310	954,393
Held to maturity, at amortized cost (fair value of $527,121 and $250,896 at March 31, 2014 and September 30, 2013, respectively)	527,265	253,999
Total securities	1,760,575	1,208,392
Loans held for sale	21,348	1,011
Gross loans	4,244,354	2,412,898
Allowance for loan losses	(32,015)	(28,877)
Total loans, net	4,212,339	2,384,021
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stock, at cost	53,346	24,312
Accrued interest receivable	18,154	11,698
Premises and equipment, net	49,041	36,520
Goodwill	387,286	163,117
Core deposit and other intangible assets	50,441	5,891
Bank owned life insurance	117,572	60,914
Other real estate owned	9,275	6,022
Other assets	80,397	34,184
Total assets	$6,924,419	$4,049,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$5,211,724	$2,962,294
FHLB borrowings	489,801	442,602
Other borrowings	19,991	20,351
Senior Notes	98,215	98,033
Subordinated debentures	26,509	—
Mortgage escrow funds	8,711	12,646
Other liabilities	133,002	30,380
Total liabilities	5,987,953	3,566,306
Commitment and contingent liabilities (See Note 9.)
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 83,544,307 and 44,351,046 shares outstanding at March 31, 2014 and September 30, 2013, respectively)	912	522
Additional paid-in capital	859,019	403,816
Unallocated common stock held by employee stock ownership plan (“ESOP”)	—	(5,493)
Treasury stock, at cost (7,701,717 and 7,837,010 shares at March 31, 2014 and September 30, 2013, respectively)	(87,336)	(88,538)
Retained earnings	178,156	187,889
Accumulated other comprehensive loss, net of taxes	(14,285)	(15,330)
Total stockholders’ equity	936,466	482,866
Total liabilities and stockholders’ equity	$6,924,419	$4,049,172

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except share and per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Interest and dividend income:
Loans	$50,312	$26,378	$93,600	$53,449
Taxable securities	7,573	4,288	14,475	8,572
Non-taxable securities	2,674	1,490	4,835	2,947
Other earning assets	766	264	1,125	597
Total interest and dividend income	61,325	32,420	114,035	65,565
Interest expense:
Deposits	2,394	1,624	4,135	3,721
Borrowings	4,903	2,977	9,997	6,102
Total interest expense	7,297	4,601	14,132	9,823
Net interest income	54,028	27,819	99,903	55,742
Provision for loan losses	4,800	2,600	7,800	5,550
Net interest income after provision for loan losses	49,228	25,219	92,103	50,192
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	3,500	—	5,720	—
Mortgage banking income	2,383	507	3,999	1,253
Deposit fees and service charges	3,904	2,736	7,846	5,514
Net gain (loss) on sale of securities	60	2,229	(585)	3,645
Bank owned life insurance	729	491	1,469	1,000
Investment management fees	542	422	1,083	1,127
Other	1,297	467	2,032	1,972
Total non-interest income	12,415	6,852	21,564	14,511
Non-interest expense:
Compensation and employee benefits	25,263	11,805	48,819	24,104
Stock-based compensation	927	679	1,918	1,179
Occupancy and office operations	7,254	3,954	13,587	7,764
Amortization of intangible assets	2,511	388	4,386	649
FDIC insurance and regulatory assessments	1,567	753	2,731	1,471
Other real estate owned expense	61	915	429	1,200
Merger-related expenses	388	542	9,456	542
Charge for asset write-downs, core conversion, retention and severance compensation	678	—	22,422	—
Other	8,074	4,303	15,951	8,976
Total non-interest expense	46,723	23,339	119,699	45,885
Income (loss) before income tax expense (benefit)	14,920	8,732	(6,032)	18,818
Income tax expense (benefit)	4,588	2,203	(2,361)	5,269
Net income (loss)	$10,332	$6,529	$(3,671)	$13,549
Weighted average common shares:
Basic	83,497,765	43,743,640	76,924,082	43,704,163
Diluted	83,794,107	43,848,486	76,924,082	43,790,915
Earnings per common share:
Basic	$0.12	$0.15	$(0.05)	$0.31
Diluted	0.12	0.15	(0.05)	0.31

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands, except share and per share data)

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Net income (loss)	$10,332	$6,529	$(3,671)	$13,549
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale net of related income tax expense (benefit) of $4,452, ($1,885) and $7, ($3,039)	6,023	(2,753)	10	(4,446)
Less:
Reclassification adjustment for realized gains (losses) included in net income, net of related income tax expense (benefit) of $26, $905 and ($249), $1,480	34	1,324	(336)	2,165
Reclassification adjustment for other than temporary impaired losses included in net income, net of related income tax benefit of $0, $3 and $0, $13	—	(4)	—	(19)
	5,989	(4,073)	346	(6,592)
Acceleration of future amortization of accumulated other comprehensive (gain) loss on defined benefit pension plan and change in funded status of defined benefit plans, net of related income tax (expense) benefit of ($553), $224 and $517, $419	(748)	327	699	612
Other comprehensive income (loss)	5,241	(3,746)	1,045	(5,980)
Total comprehensive income (loss)	$15,573	$2,783	$(2,626)	$7,569

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at October 1, 2013	44,351,046	$522	$403,816	$(5,493)	$(88,538)	$187,889	$(15,330)	$482,866
Net loss	—	—	—	—	—	(3,671)	—	(3,671)
Other comprehensive income	—	—	—	—	—	—	1,045	1,045
Common stock issued in legacy Sterling Bancorp merger transaction	39,057,968	390	457,369	—	—	—	—	457,759
Deferred compensation transactions	—	—	45	—	—	—	—	45
Stock option transactions, net	203,964	—	462	—	2,268	(209)	—	2,521
ESOP shares allocated and ESOP termination	(505,717)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	437,046	—	(3,953)	—	4,917	—	—	964
Cash dividends paid ($0.07 per common share)	—	—	—	—	—	(5,853)	—	(5,853)
Balance at March 31, 2014	83,544,307	$912	$859,019	$—	$(87,336)	$178,156	$(14,285)	$936,466

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the six months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,671)	$13,549
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	7,800	5,550
Loss on sales of other real estate owned	176	34
Depreciation of premises and equipment	3,419	2,342
Impairment on fixed assets	9,302	—
Amortization of intangibles	4,386	649
Net loss (gain) on sale of securities	585	(3,645)
Net (gain) on loans held for sale	(3,999)	(1,253)
(Gain) on sale of premises and equipment	(93)	(5)
Net amortization of premium on securities	1,588	1,768
Net accretion (amortization) of discount/premium on borrowings (includes calls on borrowings), net	87	(192)
Amortization of pre-payment fees on restructured borrowings	851	733
ESOP and restricted stock expense	1,464	832
Stock option compensation expense	454	347
Originations of loans held for sale	(247,971)	(48,642)
Proceeds from sales of loans held for sale	241,966	56,360
Increase in cash surrender value of bank owned life insurance	(1,284)	(899)
Other adjustments (principally net changes in other assets and other liabilities)	19,183	(24,424)
Net cash provided by operating activities	34,243	3,104
Cash flows from investing activities:
Purchases of securities:
Available for sale	(219,145)	(209,010)
Held to maturity	(100,841)	(81,838)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	66,423	128,589
Held to maturity	11,242	39,003
Proceeds from sales of securities available for sale	305,489	136,804
Proceeds from sales of securities held to maturity	—	1,234
Loan originations	(793,038)	(495,649)
Loan principal payments	662,828	402,295
Redemption (purchase) of FHLB stock, net	4,519	(1,002)
Purchase of Federal Reserve Bank Stock, net	(25,873)	—
Proceeds from sales of other real estate owned	3,478	2,085
Purchases of premises and equipment	(1,648)	(1,471)
Cash acquired in acquisition of legacy Sterling	277,798	—
Net cash provided by (used in) investing activities	191,232	(78,960)
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	118,160	(271,387)
Net decrease in time deposits	(165,920)	(40,106)
Net (decrease) increase in short-term FHLB borrowings	(103,540)	32,385

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the six months ended March 31,
	2014	2013
Net increase in long-term FHLB borrowings	49,887	—
Gross repayments of other borrowings	(62,460)	(10,126)
Net (decrease) increase in mortgage escrow funds	(3,935)	5,663
Stock option transactions, net	2,357	148
Other stock-based compensation transactions	45	13
Cash dividends paid	(8,514)	(5,320)
Net cash used in financing activities	(173,920)	(288,730)
Net increase (decrease) in cash and cash equivalents	51,555	(364,586)
Cash and cash equivalents at beginning of period	113,090	437,982
Cash and cash equivalents at end of period	$164,645	$73,396
Supplemental information:
Interest payments	$14,733	$10,096
Income tax payments	8,670	4,603
Real estate acquired in settlement of loans	1,092	1,983
Unsettled securities transactions	2,213	4,823
Securities available for sale transferred to held to maturity	221,904	—
Securities held to maturity transferred to available for sale	165,230	—

Acquisition of legacy Sterling:
Non-cash assets acquired:
Securities available for sale	$233,190	$—
Securities held to maturity	374,721	—
Loans held for sale	30,341	—
Total loans, net	1,698,108	—
Federal Reserve Bank stock	7,680	—
Accrued interest receivable	6,590	—
Goodwill	224,169	—
Core deposit intangible	20,089	—
Trade name	20,500	—
Bank owned life insurance	55,374	—
Premises and equipment, net	23,594	—
Other real estate owned	5,815	—
Other assets	22,551	—
Total non-cash assets acquired	2,722,722	—
Liabilities assumed:
Deposits	2,297,190	—
FHLB borrowings	100,619	—
Other borrowings	62,465	—
Subordinated debentures	26,527	—
Other liabilities	55,960	—
Total liabilities assumed	2,542,761	—

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the six months ended March 31,
	2014	2013
Net non-cash assets acquired	179,961	—
Cash and cash equivalents acquired	277,798	—
Total consideration paid in Sterling Bancorp common stock	$457,759	$—

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

1. Basis of Presentation

Legacy Sterling Bancorp Merger Transaction
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

Legacy Sterling results since November 1, 2013 are included in the results from operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the six months ended March 31, 2014 include five months of operations of legacy Sterling and six months of operations of the Company.

The consolidated financial statements include the accounts of Sterling Bancorp (“Sterling”, the “Company” or when necessary “legacy Provident”), PBNY Holdings, Inc. which has an investment in PB Madison Title Agency L.P., a company that provides title searches and title insurance for residential and commercial real estate, LandSave Development, LLC, an inactive subsidiary, Provident Risk Management (a captive insurance company), Sterling National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries included at March 31, 2014 (i) Provident REIT, Inc., WSB Funding, Inc. and Sterling Real Estate Holding Company, Inc., which are real estate investment trusts that hold a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; and (iv) companies that hold other real estate owned by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form10-K for the fiscal year ended September 30, 2013.

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
(Dollars in thousands, except share and per share data)

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

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $224,169, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, legacy Sterling had assets with a book value of approximately $2,759,628, loans including loans held for sale with a book value of approximately $1,735,142, and deposits with a book value of approximately $2,296,713. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date:

Consideration paid through Sterling Bancorp common stock issued to legacy Sterling shareholders	$457,759

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(18,326)	(g)	22,551
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$19,722		$233,590

Goodwill recorded in the Merger				224,169
Goodwill at September 30, 2013				163,117
Goodwill at March 31, 2014				$387,286
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of legacy Sterling’s allowance for loan losses and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.

(c)	Represents an adjustment to reflect the fair value of leasehold improvements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

(d)
Represents intangible assets recorded to reflect the fair value of core deposits and below market rent on leased premises. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base. The below market rent intangible asset will be amortized on a straight-line basis over the remaining term of the leases.

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
Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $388 and $9,456 and $542 and $542 for the three and six months ended March 31, 2014 and 2013, respectively. These items were recorded as Merger-related expenses on the statement of

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

operations. Other direct integration costs of the Merger for the three and six months ended March 31, 2014 included a charge for asset write-downs, employee retention and severance compensation which totaled $22,422. These items were recorded in non-interest expense in the statement of operations.
The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of October 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of legacy Sterling for the 2012 period presented and in 2013 until the date of the Merger, at which time legacy Sterling’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information, for the six months ended March 31, 2014 and 2013, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct Merger-related expenses and charges incurred in the three and six months ended March 31, 2014 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2012. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	six months ended March 31,
	2014	2013
Net interest income	$100,571	$90,586
Non-interest income	28,590	34,232
Non-interest expense	99,368	97,026
Net income	20,110	19,970

Pro forma earnings per share:
Basic	$0.24	$0.24
Diluted	0.24	0.24
On August 10, 2012 the Company acquired 100% of the outstanding common shares of Gotham Bank of New York (“Gotham”) in exchange for $40,510 in cash. Under the terms of the acquisition, common shareholders received cash equal to 125% of adjusted tangible net worth. The acquisition of Gotham provided a strategic expansion into the metropolitan New York City market, enabling the Company to grow its small-to-middle market commercial business. Gotham delivered a core asset and deposit base, long-term client relationships advantageous location in midtown Manhattan and an initial client relationship team. Gotham’s results of operations are included in the Company’s results for all periods presented in these financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

3. Securities

A summary of the amortized cost and estimated fair value of our securities is presented below:

	March 31, 2014				September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential mortgage-backed securities (“MBS”):
Agency-backed	$458,121	$1,925	$(2,531)	$457,515	$284,837	$1,849	$(4,157)	$282,529
CMO/Other MBS	136,304	235	(1,688)	134,851	169,336	356	(3,038)	166,654
Total residential MBS	594,425	2,160	(4,219)	592,366	454,173	2,205	(7,195)	449,183
Other securities:
Federal agencies	217,942	3	(8,244)	209,701	273,637	—	(12,090)	261,547
Corporate	225,628	180	(3,610)	222,198	118,575	153	(3,795)	114,933
State and municipal	134,881	3,038	(783)	137,136	127,324	3,447	(2,041)	128,730
Trust preferred	65,277	1,809	—	67,086	—	—	—	—
Mutual funds	4,874	—	(51)	4,823	—	—	—	—
Total other securities	648,602	5,030	(12,688)	640,944	519,536	3,600	(17,926)	505,210
Total available for sale	$1,243,027	$7,190	$(16,907)	$1,233,310	$973,709	$5,805	$(25,121)	$954,393

	March 31, 2014				September 30, 2013
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Held to Maturity
Residential MBS:
Agency-backed	$128,212	$691	$(362)	$128,541	$130,371	$716	$(108)	$130,979
CMO/Other MBS	67,982	13	(1,859)	66,136	25,776	33	(315)	25,494
Total residential MBS	196,194	704	(2,221)	194,677	156,147	749	(423)	156,473
Other securities:
Federal agencies	135,998	740	(1,375)	135,363	77,341	—	(3,458)	73,883
State and municipal	193,573	2,300	(312)	195,561	19,011	556	(546)	19,021
Other	1,500	20	—	1,520	1,500	19	—	1,519
Total other securities	331,071	3,060	(1,687)	332,444	97,852	575	(4,004)	94,423
Total held to maturity	$527,265	$3,764	$(3,908)	$527,121	$253,999	$1,324	$(4,427)	$250,896

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

In accordance with ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165,230 were transferred from held to maturity to available for sale. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221,904 of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. At the date of transfer, these securities were in an unrealized loss position of $9,657, which will be accreted into interest income using the level yield method over the life of the securities, which is estimated to be approximately 5.75 years, and at March 31, 2014 the unrealized loss accreted to $9,528. The unrealized loss amount is included in accumulated other comprehensive (loss) on an after-tax basis. Management believes the transfers of investment securities highlighted above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

The amortized cost and estimated fair values of securities at March 31, 2014 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	March 31, 2014
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$27,970	$27,977	$8,790	$8,874
One to five years	180,125	179,888	5,110	5,356
Five to ten years	367,390	358,028	149,874	149,293
Greater than ten years	73,117	75,051	167,297	168,921
Total other securities	648,602	640,944	331,071	332,444
Residential MBS	594,425	592,366	196,194	194,677
Total securities	$1,243,027	$1,233,310	$527,265	$527,121

Sales of securities for the three and six months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Available for sale securities:
Proceeds from sales	$55,778	$94,839	$305,489	$136,804
Gross realized gains	65	2,202	276	3,618
Gross realized losses	(5)	(10)	(861)	(10)
Income tax (expense) benefit on realized gains (losses)	(18)	(552)	229	(1,010)
Held to maturity securities:
Proceeds from sales	—	1,234	—	1,234
Gross realized gains	—	37	—	37
Income tax expense on realized gains	—	(9)	—	(10)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table summarizes securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for Sale
March 31, 2014
Residential MBS:
Agency-backed	$179,009	$(691)	$67,082	$(1,840)	$246,091	$(2,531)
CMO/Other MBS	64,069	(676)	27,175	(1,012)	91,244	(1,688)
Total residential MBS	243,078	(1,367)	94,257	(2,852)	337,335	(4,219)
Federal agencies	51,116	(2,048)	158,091	(6,196)	209,207	(8,244)
Corporate	86,663	(925)	90,763	(2,685)	177,426	(3,610)
State and municipal	28,293	(252)	16,308	(531)	44,601	(783)
Mutual fund	4,827	(51)	—	—	4,827	(51)
Total	$413,977	$(4,643)	$359,419	$(12,264)	$773,396	$(16,907)

September 30, 2013
Residential MBS:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/Other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential MBS	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to Maturity
March 31, 2014
Residential MBS:
Agency-backed	$61,535	$(362)	$—	$—	$61,535	$(362)
CMO/Other MBS	61,924	(1,859)	—	—	61,924	(1,859)
Total residential MBS	123,459	(2,221)	—	—	123,459	(2,221)
Federal agencies	40,085	(1,375)	—	—	40,085	(1,375)
State and municipal	29,723	(1,312)	—	—	29,723	(312)
Total	$193,267	$(3,908)	$—	$—	$193,267	$(3,908)

September 30, 2013
Residential MBS:
Agency-backed	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO/Other MBS	31,412	(337)	—	—	31,412	(337)
Total residential MBS	42,375	(423)	—	—	42,375	(423)
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
State and municipal	9,530	(546)	—	—	9,530	(546)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)

Substantially all of the unrealized losses at March 31, 2014 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At March 31, 2014, a total of 224 available for sale securities were in a continuous unrealized loss position for less than 12 months and 150 securities were in an unrealized loss position for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

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

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	March 31, 2014	September 30, 2013
Available for sale securities pledged for borrowings, at fair value	$268,017	$199,642
Available for sale securities pledged for municipal deposits, at fair value	505,185	580,756
Held to maturity securities pledged for back-to-back swaps, at amortized cost	5,037	4,645
Held to maturity securities pledged for borrowings, at amortized cost	71,393	55,497
Held to maturity securities pledged for municipal deposits, at amortized cost	322,666	167,926
Total securities pledged	$1,172,298	$1,008,466

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

4. Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	March 31, 2014	September 30, 2013
Commercial:
Commercial & industrial	$1,072,203	$439,787
Payroll finance	126,830	—
Warehouse lending	150,280	—
Factored receivables	145,979	—
Equipment financing	332,082	—
Total commercial	1,827,374	439,787

Commercial mortgage:
Commercial real estate	1,315,220	969,490
Multi-family	298,782	307,547
Acquisition, development & construction	90,905	102,494
Total commercial mortgage	1,704,907	1,379,531
Total commercial and commercial mortgage	3,532,281	1,819,318

Residential mortgage	512,875	400,009
Consumer:
Home equity lines of credit	152,820	156,995
Other consumer loans	46,378	36,576
Total consumer	199,198	193,571
Total loans	4,244,354	2,412,898
Allowance for loan losses	(32,015)	(28,877)
Total loans, net	$4,212,339	$2,384,021

Total loans include net deferred loan origination costs of $1,109 at March 31, 2014 and $1,201 at September 30, 2013.

Loans acquired from legacy Sterling were a total of $1,698,108 comprised of $1,683,454 of loans that were not considered impaired at the acquisition date and $14,654 of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC Topic 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”). At March 31, 2014, the net recorded amount of loans accounted for under ASC 310-30 was $11,305.
Loans acquired in the Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the three and six months ended March 31, 2014.
At March 31, 2014, the Company pledged loans totaling $924,115 to the FHLB as collateral for certain borrowing arrangements. See Note 6. FHLB and Other Borrowings.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,068,821	$617	$355	$7	$2,403	$1,072,203
Payroll finance	84,950	31,324	7,351	3,205	—	126,830
Warehouse lending	150,280	—	—	—	—	150,280
Factored receivables	135,834	4,620	2,628	1,905	992	145,979
Equipment financing	330,559	1,077	170	—	276	332,082
Commercial real estate	1,289,316	1,389	7,737	—	16,778	1,315,220
Multi-family	298,782	—	—	—	—	298,782
Acquisition, development & construction	75,115	272	737	—	14,781	90,905
Residential mortgage	494,438	2,175	1,063	273	14,926	512,875
Consumer	192,256	1,289	928	4	4,721	199,198
Total loans	$4,120,351	$42,763	$20,969	$5,394	$54,877	$4,244,354
Total TDRs included above	$14,502	$1,241	$2,232	$—	$12,116	$30,091
Non-performing loans:
Loans 90+ days past due and still accruing					$5,394
Non-accrual loans					54,877
Total non-performing loans					$60,271

	September 30, 2013
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$438,818	$178	$2	$289	$500	$439,787
Commercial real estate	1,263,933	1,978	2,357	1,574	7,195	1,277,037
Acquisition, development & construction	96,306	768	—	—	5,420	102,494
Residential mortgage	390,072	354	267	1,832	7,484	400,009
Consumer	190,393	566	—	404	2,208	193,571
Total loans	$2,379,522	$3,844	$2,626	$4,099	$22,807	$2,412,898
Total TDRs included above	$23,754	$—	$—	$141	$2,199	$26,094
Non-performing loans:
Loans 90+ days past due and still accruing					$4,099
Non-accrual loans					22,807
Total non-performing loans					$26,906

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Activity in the allowance for loan losses for the three and six months ended March 31, 2014 and 2013 is summarized below:

	For the three months ended March 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,886	$(1,164)	$74	$(1,090)	$873	$6,669
Payroll finance	—	—	—	—	610	610
Warehouse lending	—	—	—	—	132	132
Factored receivables	—	(289)	—	(289)	668	379
Equipment financing	—	(167)	—	(167)	1,473	1,306
Commercial real estate	9,992	(280)	19	(261)	1,135	10,866
Acquisition, development & construction	5,857	(1,260)	—	(1,260)	(1,038)	3,559
Residential mortgage	4,600	(148)	1	(147)	112	4,565
Consumer	3,277	(204)	21	(183)	835	3,929
Total loans	$30,612	$(3,512)	$115	$(3,397)	$4,800	$32,015

Annualized net charge-offs to average loans outstanding						0.34%

Loans acquired from Gotham Bank and legacy Sterling with a carrying amount of $1,378,608 were not included in the Company’s allowance for loan losses at March 31, 2014 as such loans include a fair value discount that considers expected lifetime credit losses.

	For the three months ended March 31, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,533	$(359)	$127	$(232)	$(930)	$4,371
Commercial real estate	7,616	(1,199)	331	(868)	2,401	9,149
Acquisition, development & construction	7,026	(567)	164	(403)	(521)	6,102
Residential mortgage	4,368	(959)	9	(950)	1,025	4,443
Consumer	3,571	(748)	31	(717)	625	3,479
Total loans	$28,114	$(3,832)	$662	$(3,170)	$2,600	$27,544

Annualized net charge-offs to average loans outstanding						0.58%

	For the six months ended March 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,302	$(1,692)	$575	$(1,117)	$2,484	$6,669
Payroll finance	—	—	—	—	610	610
Warehouse lending	—	—	—	—	132	132
Factored receivables	—	(289)	—	(289)	668	379
Equipment financing	—	(167)	—	(167)	1,473	1,306
Commercial real estate	9,967	(951)	56	(895)	1,794	10,866
Acquisition, development & construction	5,806	(1,478)	—	(1,478)	(769)	3,559
Residential mortgage	4,474	(418)	8	(410)	501	4,565
Consumer	3,328	(351)	45	(306)	907	3,929
Total loans	$28,877	$(5,346)	$684	$(4,662)	$7,800	$32,015

Annualized net charge-offs to average loans outstanding						0.25%

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	For the six months ended March 31, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$4,603	$(518)	$247	$(271)	$39	$4,371
Commercial real estate	7,230	(1,427)	412	(1,015)	2,934	9,149
Acquisition, development & construction	8,526	(2,161)	169	(1,992)	(432)	6,102
Residential mortgage	4,359	(1,909)	60	(1,849)	1,933	4,443
Consumer	3,564	(1,231)	70	(1,161)	1,076	3,479
Total loans	$28,282	$(7,246)	$958	$(6,288)	$5,550	$27,544

Annualized net charge-offs to average loans outstanding						0.58%

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit with an outstanding balance of $500 or less which are evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is generally recognized through a charge-off to the allowance for loan losses.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$1,841	$1,068,031	$2,331	$1,072,203	$—	$6,669	$6,669
Payroll finance	—	126,830	—	126,830	—	610	610
Warehouse lending	—	150,280	—	150,280	—	132	132
Factored receivables	992	144,987	—	145,979	—	379	379
Equipment financing	—	332,082	—	332,082	—	1,306	1,306
Commercial real estate	12,732	1,594,397	6,873	1,614,002	—	10,866	10,866
Acquisition, development & construction	21,005	69,900	—	90,905	—	3,559	3,559
Residential mortgage	515	508,932	3,428	512,875	—	4,565	4,565
Consumer	—	199,198	—	199,198	—	3,929	3,929
Total loans	$37,085	$4,194,637	$12,632	$4,244,354	$—	$32,015	$32,015

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at March 31, 2014, as there was no further deterioration in the credit quality of these loans since the Merger date.

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$2,631	$437,156	$439,787	$249	$5,053	$5,302
Commercial real estate & multi-family	14,091	1,262,946	1,277,037	803	9,164	9,967
Acquisition, development & construction	19,582	82,912	102,494	540	5,266	5,806
Residential mortgage	515	399,494	400,009	—	4,474	4,474
Consumer	2	193,569	193,571	1	3,327	3,328
Total loans	$36,821	$2,376,077	$2,412,898	$1,593	$27,284	$28,877

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by segment of loans at March 31, 2014 and September 30, 2013:

	March 31, 2014			September 30, 2013
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Commercial & industrial	$1,841	$1,841	$—	$2,175	$2,131	$—
Factored receivables	992	992	—	—	—	—
Commercial real estate	12,847	12,732	—	12,451	11,820	—
Acquisition, development & construction	21,915	21,005	—	17,971	17,945	—
Residential mortgage	515	515	—	515	515	—
Subtotal	38,110	37,085	—	33,112	32,411	—
With an allowance recorded:
Commercial & industrial	—	—	—	500	500	249
Commercial real estate	—	—	—	3,150	2,271	803
Acquisition, development & construction	—	—	—	2,753	1,637	540
Consumer	—	—	—	2	2	1
Subtotal	—	—	—	6,405	4,410	1,593
Total	$38,110	$37,085	$—	$39,517	$36,821	$1,593

During the quarter ended March 31, 2014, the Company modified its allowance for loan loss policy to generally require the charge-off of loan amounts identified as impaired.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three and six months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$1,850	$—	$—	$1,873	$45	$21
Factored receivables	992	—	—	—	—	—
Commercial real estate	12,512	40	—	9,248	99	53
Multi-family	264	—	—	—	—	—
Acquisition, development & construction	21,940	66	—	15,582	313	161
Residential mortgage	515	—	—	7,978	100	52
Consumer	—	—	—	2,127	7	3
Subtotal	38,073	106	—	36,808	564	290
With an allowance recorded:
Commercial & industrial	—	—	—	368	3	3
Commercial real estate	—	—	—	6,265	13	9
Residential mortgage	—	—	—	3,857	14	6
Acquisition, development & construction	—	—	—	649	—	—
Consumer	—	—	—	700	4	2
Subtotal	—	—	—	11,839	34	20
Total	$38,073	$106	$—	$48,647	$598	$310

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	For the six months ended March 31, 2014			For the six months ended March 31, 2013
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$1,853	$—	$—	$2,067	$90	$42
Factored receivables	496	—	—	—	—	—
Commercial real estate	12,204	94	—	9,241	199	105
Multi-family	264	—	—	—	—	—
Acquisition, development & construction	20,762	156	—	16,603	630	321
Residential mortgage	257	—	—	8,165	201	104
Consumer	—	—	—	2,198	14	6
Subtotal	35,836	250	—	38,274	1,134	578
With an allowance recorded:
Commercial & industrial	—	—	—	365	6	6
Commercial real estate	—	—	—	6,245	27	19
Residential mortgage	—	—	—	656	—	—
Acquisition, development & construction	—	—	—	3,885	27	12
Consumer	—	—	—	709	8	4
Subtotal	—	—	—	11,860	68	41
Total	$35,836	$250	$—	$50,134	$1,202	$619

Troubled Debt Restructuring:
The following tables set forth the amounts of the Company’s TDRs at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$307	$—	$—	$—	$1,623	$1,930
Commercial real estate	2,613	—	2,232	—	448	5,293
Acquisition, development & construction	6,090	272	—	—	6,956	13,318
Residential mortgage	5,492	969	—	—	2,868	9,329
Consumer	—	—	—	—	221	221
Total	$14,502	$1,241	$2,232	$—	$12,116	$30,091
Allowance for loan losses	$52	$—	$—	$—	$14	$66

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,843	$—	$—	$141	$—	$1,984
Commercial real estate	5,305	—	—	—	—	5,305
Acquisition, development & construction	14,190	—	—	—	151	14,341
Residential mortgage	2,416	—	—	—	1,792	4,208
Consumer	—	—	—	—	256	256
Total	$23,754	$—	$—	$141	$2,199	$26,094
Allowance for loan losses	$438	$—	$—	$—	$439	$877

The Company had outstanding commitments to lend additional amounts of $0 and $4,101 to customers with loans classified as TDRs as of March 31, 2014, and September 30, 2013, respectively.

The following table presents loans by segment modified as TDRs that occurred during the three months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial & industrial	—	$—	$—	2	$169	$169
Acquisition, development & construction	2	1,060	1,060	5	3,049	3,049
Total restructured loans	2	$1,060	$1,060	7	$3,218	$3,218

The following table presents loans by segment modified as TDRs that occurred during the six months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial & industrial	—	$—	$—	3	$1,669	$1,669
Commercial real estate & multi-family	—	—	—	1	450	450
Acquisition, development & construction	2	1,060	1,060	7	5,772	5,772
Residential mortgage	—	—	—	1	275	275
Total restructured loans	2	$1,060	$1,060	12	$8,166	$8,166

The TDRs presented above did not increase the allowance for loan losses for the three months ended March 31, 2014 or 2013. There were $736 charge-offs as a result of the above TDRs for the quarter ended March 31, 2014 and $0 for the quarter ended March 31, 2013.

The TDRs presented above increased the allowance for loan losses by $0 and $218 for the six months ended March 31, 2014 and 2013, respectively. There were $736 and $0 of charge-offs as a result of the above TDRs for the six months ended March 31, 2014 and 2013, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage and home equity lines of credit (“HELOC”)), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans which are evaluated on a homogeneous basis unless the loan balance is greater than $500. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

5 - This grade includes loans to borrowers with adequate earnings and cash flow and reasonable debt service coverage ratios. Overall leverage is acceptable and there is average reliance upon trade debt. Management has a reasonable amount of experience and modest debt owners are willing to invest available, outside capital as necessary.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2014 and September 30, 2013, the risk category of gross loans by segment was as follows:

	March 31, 2014			September 30, 2013
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful

Commercial & industrial	$25,620	$7,731	$2	$3,545	$3,855	$365
Factored receivables	1,743	992	—	—	—	—
Equipment financing	—	276	—	—	—	—
Commercial real estate	8,813	33,627	—	7,279	24,561	227
Multi-family	—	617	—	—	—	—
Acquisition, development & construction	1,060	18,555	—	1,867	19,410	—
Residential mortgage	1,805	15,732	—	824	9,786	—
Consumer	923	5,141	—	15	2,891	—
Total	$39,964	$82,671	$2	$13,530	$60,503	$592

5. Deposits

Deposit balances are summarized as follows:

	March 31, 2014	September 30, 2013
Non-interest bearing demand	$1,687,775	$943,934
Interest bearing demand	744,701	434,398
Savings	607,601	580,125
Money market	1,637,838	735,709
Certificates of deposit	533,809	268,128
Total deposits	$5,211,724	$2,962,294

Municipal deposits totaled $926,618 and $757,066 at March 31, 2014 and September 30, 2013, respectively. See Note 3. Securities, for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Summarized below are the Company’s brokered deposits included in the table above:

	March 31, 2014	September 30, 2013
Money market	$59,131	$34,571
Reciprocal CDARs(1)	33,243	1,343
CDARs one way	3,257	768
Total brokered deposits	$95,631	$36,682
(1)  Certificate of deposit account registry service.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

6. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	March 31, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$489,801	2.34%	$442,602	2.77%
Repurchase agreements	19,991	0.36	20,351	0.88
Senior Notes	98,215	5.98	98,033	5.98
Total borrowings	$608,007	2.86%	$560,986	3.26%
By remaining period to maturity:
One year or less	$109,328	1.01%	$158,897	0.95%
One to two years	145,224	0.56	78,717	1.97
Two to three years	132,614	3.43	191	5.32
Three to four years	120,000	4.10	202,414	4.21
Four to five years	98,215	5.98	118,033	5.57
Greater than five years	2,626	4.92	2,734	4.92
Total borrowings	$608,007	2.86%	$560,986	3.26%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2014 and September 30, 2013, the Bank had pledged mortgage loans totaling $924,115 and $784,422, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. Securities. As of March 31, 2014, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $720,074.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 as of March 31, 2014 and September 30, 2013. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 3.06 years and 3.56 years, respectively, and a weighted average interest rate of 4.23% at each of March 31, 2014 and September 30, 2013.

The Bank had two $10,000 repurchase agreements at September 30, 2013 which were repaid in the quarter ended March 31, 2014. These repurchase agreements were acquired in connection with the Gotham transaction.

The Company also assumed repurchase agreements in the Merger. At March 31, 2014, total repurchase agreements outstanding were $19,991, with a weighted average interest rate of 0.36% and a weighted average term to maturity of 20 days. The Bank has pledged investment securities as collateral for these borrowings (see Note 3. Securities).

On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate obligations (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at March 31, 2014 and September 30, 2013 the unamortized discount was $1,785 and $1,967, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an all-in cost of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 of each year beginning January 2, 2014 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

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
(Dollars in thousands, except share and per share data)

The Senior Notes will not be registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

7. Subordinated Debentures

	March 31, 2014	September 30, 2013
Subordinated debentures	$25,774	$—
Premium recorded to reflect fair value at acquisition date	735	—
	$26,509	$—

In February 2002, legacy Sterling issued $25,000 of trust preferred capital securities. The capital securities which are due March 31, 2032 and bear interest at 8.375%, were issued by Sterling Bancorp Trust I, a wholly-owned, non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774 junior subordinated debenture securities that pay interest at 8.375% issued by the Company. The Company is not considered the primary beneficiary of the trust (which is a VIE); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are recorded as a liability. The debt securities are due concurrently with the capital securities, which may be redeemed at a price equal to their principal amount plus interest accrued to the date of redemption at par. The Company may also reduce outstanding capital securities, through open market purchases. At March 31, 2014, the Company held $1,013 par value of the capital securities as available for sale investment securities.
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
On April 30, 2014, the Company announced that it will redeem the capital securities on June 1, 2014 at a redemption price equal to 100% of the liquidation amount of the securities plus accumulated and unpaid interest, with such redemption payment made on June 2, 2014. In connection with the redemption, the Company will eliminate the unamortized premium recorded to reflect the fair value of the subordinated debentures at the date of the Merger. The balance of the unamortized premium was $735 at March 31, 2014. This amount will be recognized as a gain on extinguishment of debt and recorded as other non-interest income in the quarter ending June 30, 2014.
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

As of March 31, 2014, the Company had $75,931 in outstanding letters of credit, of which approximately $21.0 million are cash-secured and approximately $14.0 million were secured by other collateral. The carrying values of these obligations are not considered material.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe we have meritorious defenses and will deny, liability in all significant litigation pending against us, including the matters described below, and we intend to defend vigorously each case, other than matters we describe as having settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

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

Also as previously disclosed, on June 5, 2013, substantially similar litigation was filed in the United States District Court for the Southern District of New York, captioned Miller v. Sterling Bancorp, et al., No. 13‑3845 (S.D. N.Y. 2013), against legacy Sterling, its directors, and the Company on behalf of the same putative class of legacy Sterling shareholders. The complaint alleged the same breach of fiduciary duty and aiding and abetting claims against defendants, and also alleged defendants’ preliminary proxy statement was inaccurate or incomplete in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.

In terms of material developments on the status of proceedings, on September 12, 2013, the Company and the parties entered into a memorandum of understanding regarding the settlement of the lawsuits under which each of the actions will be dismissed with prejudice. Pursuant to the terms of the settlement, the Company agreed to make certain supplemental disclosures related to the Merger.  The settlement is subject to, among other things, entry into final, definitive documentation and approval by the New York State Supreme Court. The Court has scheduled a hearing on June 25, 2014 to determine, among other things, whether to approve the proposed settlement.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

10. Earnings Per Common Share

The number of shares used in the computation of basic earnings per share excluded unallocated Employee Stock Ownership Plan shares (the ESOP plan was terminated on February 4, 2014) and unvested shares of restricted stock that are not participating securities.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested recognition and retention plan shares were exercised or became vested during the periods presented.

Basic earnings per common share are computed as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding (basic)	83,497,765	43,743,640	76,924,082	43,704,163
Net income (loss)	$10,332	$6,529	$(3,671)	$13,549
Basic earnings (loss) per common share	0.12	0.15	(0.05)	0.31

Diluted earnings per common share are computed as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding (basic)	83,497,765	43,743,640	76,924,082	43,704,163
Effect of common stock equivalents	296,342	104,846	—	86,752
Weighted average common shares outstanding (diluted)	83,794,107	43,848,486	76,924,082	43,790,915
Net income (loss)	$10,332	$6,529	$(3,671)	$13,549
Diluted earnings (loss) per common share	0.12	0.15	(0.05)	0.31

As of March 31, 2014 and 2013, 653,146 and 1,332,619 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the three month periods, respectively. As of March 31, 2014 and 2013, 849,188 and 1,344,024 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the six month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.

11. Other Non-Interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Other non-interest expense:
Advertising and promotion	$422	$535	731	779
Professional fees	1,500	912	3,319	2,128
Data and check processing	663	823	1,258	1,471
Insurance - general	637	213	1,217	468
Other	4,852	1,820	9,426	4,130
Total other non-interest expense	$8,074	$4,303	$15,951	$8,976

12. Stock-Based Compensation

The Company has three active stock-based compensation plans as described below. Total compensation expense that was charged against income for these plans was $927 and $679, for the three months ended March 31, 2014 and 2013, respectively. There was no income tax benefit realized in these periods.

Total compensation expense that was charged against income for these plans was $1,918 and $1,179, for the six months ended March 31, 2014 and 2013, respectively. There was no income tax benefit realized in these periods.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Active Stock-Based Compensation Plans

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock as of March 31, 2014.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”), is a shareholder-approved plan that permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards for up to 1,557,622 shares of common stock as of March 31, 2014.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), is a shareholder-approved plan that permits the grant of stock options to its employees for up to 230,281 shares of common stock as of March 31, 2014.

Under the terms of the plans above, stock option awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant; the awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation stock issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock based compensation issuances.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 77 at March 31, 2014.

Under the 2014 Plan any shares that are subject to stock options or stock appreciation rights are counted as one share deducted from the 2014 Plan for every one share delivered under those awards. Any shares granted under the 2014 Plan that are subject to awards other than stock options and stock appreciation rights are counted as 3.5shares deducted from the 2014 Plan for every one share delivered under those awards. Under the 2012 Plan each share of restricted stock (or non-vested stock awards,) is counted as 3.6 shares deducted from the 2012 Plan for every one share delivered under those awards. Under the 2012 Plan, shares awarded under other grants, including stock options, stock appreciation rights, performance units, deferred stock and other stock awards will count as one share deducted from the plan for every one share delivered under those awards. Under the 2004 Plan and the RRP each grant of stock or restricted stock counts as one share deducted from the applicable plan for every one share delivered under those awards.

In connection with the Merger, the Company granted 110,470 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested legacy Sterling stock options. Substantially all of these options expire March 15, 2017. During the six months ended March 31, 2014, 9,468 of these awards were canceled or forfeited and such shares are again available for grant. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.
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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the six months ended March 31,
	2014	2013
Risk-free interest rate	1.74%	0.96%
Expected stock price volatility	26.5%	40.8%
Dividend yield (1)	2.05%	2.61%
Expected term in years	5.75	5.75
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.
The following table summarizes the combined activity in the Company’s stock-based compensation plans for the six months ended March 31, 2014:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at September 30, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Stock Incentive Plan	3,400,000	—	—	—	—
Grants associated with the Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(595,435)	101,078	11.36	249,862	11.36
Stock awards vested	—	(46,590)	8.75	—	—
Exercised	—	—	—	(432,056)	11.79
Forfeited	331,694	(15,996)	8.86	(274,109)	12.08
Canceled/expired	(5,000)	—	—	—	—
Balance at March 31, 2014	4,275,940	600,153	$10.89	1,762,358	$10.53
Exercisable at March 31, 2014				1,058,882	$11.24
(1) Reflects certain non-vested stock awards that count as 3.5 shares deducted from the plan for every one share delivered under these awards.
The weighted average fair value of options granted was $2.49 and $2.74 for the six months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $1,422 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted average period of 1.83 years.

As of March 31, 2014, there was $5,192 of total unrecognized compensation expense related to non-vested restricted shares granted under the 2012 Plan, the RRP and the Registration Statement on Form S-8. The expense is expected to be recognized over a weighted average period of 2.27 years.

There were no stock-based award modifications for the six months ended March 31, 2014 and 2013.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

13. Pension and Other Post Retirement Plans

Net pension expense for the three months and six months ended March 31, 2014 was incurred for the Provident Bank Benefit Pension Plan (the “legacy Provident Plan”) and legacy Sterling/Sterling National Bank employees’ Retirement Plan (the “legacy Sterling Plan”). Net pension expense and and post-retirement expense, which is recorded in compensation and employee benefits expense in the consolidated statements of operations, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$11
Interest cost	1,377	363	11	31
Expected return on plan assets	(1,701)	(615)	32	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	12
Amortization of (gain) or loss	48	515	—	(6)
Charge for settlement of a portion of defined benefit plan	1,352	—	—	—
Total cost	$1,076	$263	$61	$54

	Pension plan		Other post retirement plans
	For the six months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$23
Interest cost	1,779	726	23	63
Expected return on plan assets	(2,372)	(1,231)	66	—
Amortization of net transition obligation	—	—	12	12
Amortization of prior service cost	—	—	24	23
Amortization of (gain) or loss	145	1,031	—	(13)
Charge for settlement of a portion of defined benefit plan	4,095	—	—	—
Total cost	$3,647	$526	$125	$108

In connection with the Merger, the Company assumed the following pension liabilities on October 31, 2013:

•
A liability for the legacy Sterling Supplemental Executive Retirement Plan (the “legacy Sterling SERP”) for designated participants. The balance of the liability assumed was $41,412 and was settled through a cash payment to the designated participants on November 8, 2013.

•
A liability for the legacy Sterling Plan.  The legacy Sterling Plan is a defined benefit plan that covers eligible employees of legacy Sterling and legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

•
A liability for the legacy Sterling life insurance benefits provided to certain officers.  The level of coverage provided is determined upon years of service with legacy Sterling and the Company and the employee’s date of retirement.  The Company’s post-retirement

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

benefit plan is unfunded and the liability at March 31, 2014 was $8,932. For the three and six months ended March 31, 2014, the Company recognized an expense of $134 and $204 related to legacy Sterling’s post-retirement benefit plan.

As of March 31, 2014, the Company does not anticipate that additional contributions will be made during the remainder of fiscal year 2014 to the legacy Provident or legacy Sterling Plans. The Company is in the process of merging the plans. The legacy Provident pension plan liability was $31,705 at September 30, 2013. During the first six months ended March 31, 2014, the Company settled a portion of its pension plan liability through the acquisition of annuity contracts from a nationally recognized insurance company in the amount of $13,698, which together with the net amount of benefits paid and interest cost reduced the pension plan liability to $19,466 at March 31, 2014.   The legacy Provident Plan’s over funded status decreased from $3,712 at September 30, 2013 to $3,096 at March 31, 2014. In connection with the settlement discussed above, the Company incurred accelerated amortization of its accumulated other comprehensive loss on the defined benefit plan in the amount of $2,743, which was realized through earnings as part of Non-interest expense - Compensation and benefits during the six months ended March 31, 2014.

On March 28, 2014 the Company settled a portion of the legacy Sterling Plan liability through the acquisition of annuity contracts from a nationally recognized insurance company in the amount of $28,835, which reduced the pension plan liability to $27,946 at March 31, 2014. At March 31, 2014, the legacy Sterling Qualified Plan had assets of approximately $44.7 million and the legacy Sterling Plan was over funded by approximately $16.7 million. The prepaid pension asset related to the legacy Sterling Plan is recorded in other assets on the Company’s balance sheet. For the three and six months ended March 31, 2014, the Company recognized an expense of $1,208 related to the legacy Sterling Plan, comprised of a termination charge of $1,352 and a pension benefit of ($144).

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the SERP amounted to $61 for the three months ended March 31, 2014 and $54 for the three months ended March 31, 2013. The periodic pension expense for the SERP amounted to $125 for the six months ended March 31, 2014 and $101 for the six months ended March 31, 2013. The liability for the SERP was $1,141 and $1,203 at March 31, 2014 and September 30, 2013, respectively. For the three months ended March 31, 2014 and 2013 there was $95 and $9, respectively, in contributions to fund benefit payments related to the SERP. For the six months ended March 31, 2014 and 2013 there was $159 and $18, respectively, in contributions to fund benefit payments related to the SERP.

On October 30, 2013,  the Company terminated its ESOP.  In accordance with the provisions of the plan, all participants received contributions for calendar year 2013 and became 100% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares, 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the ESOP, the remaining 10,927 shares were allocated ratably to ESOP participants.  The Company incurred ESOP expense of $286 including a $134 plan termination charge during the six months ended March 31, 2014.

14. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings; there was no fair value gain or loss recorded for the three months ended March 31, 2014 and 2013. Losses recognized in earnings for the six months ended March 31, 2014 and 2013 were $0 and $1, respectively. The fair value of the interest rate caps at March 31, 2014, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

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

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $5,037 and a fair value of $4,700 as of March 31, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Summary information regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
At March 31, 2014
Interest rate caps	$50,000	0.68	3.75%	NA	$—
Third-party interest rate swaps	53,141	5.26	4.22	1 m Libor + 2.45	756
Customer interest rate swaps	(53,141)	5.26	4.22	1 m Libor + 2.45	(756)
At September 30, 2013
Interest rate caps	$50,000	1.18	3.75%	NA	$—
Third-party interest rate swaps	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swaps	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)

The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risk etc.) or inputs that are derived principally from or corroborated by, market data by correlation or other means.

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

The Company reports the fair value of private label collateralized mortgage obligations or “CMOs” with a rating from a national recognized bond rating agency of below investment grade using Level 3 inputs. As of March 31, 2014, these securities have an amortized cost and fair value of $3.2 million, representing 17 basis points of our total investment portfolio. At March 31, 2014 we do not anticipate further OTTI charges on these securities. These securities along with all of the Company’s other securities will be reviewed on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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
(Dollars in thousands, except share and per share data)

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

A summary of assets and liabilities at March 31, 2014 measured at estimated fair value on a recurring basis is as follows:

	March 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Agency-backed	$457,515	$—	$457,515	$—
CMO/Other MBS	131,621	—	131,621	—
Private label CMOs	3,230	—	—	3,230
Total residential mortgage-backed securities	592,366	—	589,136	3,230
Other securities:
US Government	—	—	—	—
Federal agencies	209,701	—	209,701	—
Corporate bonds	222,198	—	222,198	—
State and municipal	137,136	—	137,136	—
Trust preferred	67,086	—	67,086	—
Mutual funds	4,823	—	4,823	—
Total other securities	640,944	—	640,944	—
Total investment securities available for sale	1,233,310	—	1,230,080	3,230
Interest rate caps and swaps	756	—	756	—
Total assets measured at estimated fair value on a recurring basis	$1,234,066	$—	$1,230,836	$3,230
Liabilities:
Interest rate swaps	$756	$—	$756	$—
Total liabilities measured at estimated fair value on a recurring basis	$756	$—	$756	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

A summary of assets and liabilities at September 30, 2013 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential mortgage-backed securities:
Agency-backed	$282,529	$—	$282,529	$—
CMO/Other MBS	163,041	—	163,041	—
Private label CMOs	3,613	—	—	3,613
Total residential mortgage-backed securities	449,183	—	445,570	3,613
Other securities:
Federal agencies	261,547	—	261,547	—
Corporate bonds	114,933	—	114,933	—
State and municipal	128,730	—	128,730	—
Total other securities	505,210	—	505,210	—
Total investment securities available for sale	954,393	—	950,780	3,613
Interest rate caps and swaps	997	—	997	—
Total assets measured at estimated fair value on a recurring basis	$955,390	$—	$951,777	$3,613
Liabilities:
Interest rate swaps	$997	$—	$997	$—
Total liabilities measured at estimated fair value on a recurring basis	$997	$—	$997	$—

There were no transfers between Level 1 and Level 2 inputs during the six months ended March 31, 2014 and 2013.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $37,085 and $35,230 (which equals the carrying value less the allowance for loan losses allocated to these loans) at March 31, 2014 and September 30, 2013, respectively. Changes in fair value recognized in provisions on loans held by the Company were $(447) and $1,815 for the six months ended March 31, 2014 and 2013, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

A summary of impaired loans at March 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	March 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	897	—	—	897
Acquisition, development & construction	2,462	—	—	2,462
Total impaired loans measured at fair value	$3,359	$—	$—	$3,359

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$500	$—	$—	$500
Commercial real estate	3,672	—	—	3,672
Acquisition, development & construction	1,839	—	—	1,839
Consumer	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at March 31, 2014 and September 30, 2013 was $1,747 and $1,978, respectively.

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $9,274 and $6,022 at March 31, 2014 and September 30, 2013, respectively. There were write-downs of $0 and $158 related to changes in fair value recognized through income for other real estate owned held by the Company during the three months ending March 31, 2014 and 2013, respectively.

There were write-downs of $224 and $606 related to changes in fair value recognized through income for other real estate owned held by the Company during the six months ending March 31, 2014 and 2013, respectively.

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at March 31, 2014:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1) (weighted average)
Impaired loans:
Commercial real estate and multi-family	$897	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Acquisition, development & construction	2,462	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Commercial real estate	8,388	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Residential mortgage	887	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Mortgage servicing rights	1,747	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2014:

	March 31, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$164,645	$164,645	$—	$—
Securities available for sale	1,233,310	—	1,230,080	3,230
Securities held to maturity	527,265	—	527,121	—
Loans, net	4,212,339	—	—	4,254,200
Loans held for sale	21,348	—	21,348	—
Accrued interest receivable on securities	8,810	—	8,810	—
Accrued interest receivable on loans	9,344	—	—	9,344
FHLB stock and Federal Reserve Bank stock	53,346	—	—	—
Interest rate caps and swaps	756	—	756	—
Financial liabilities:
Non-maturity deposits	$(4,677,915)	$(4,677,915)	$—	$—
Certificates of deposit	(533,809)	—	(533,733)	—
FHLB and other borrowings	(489,801)	—	(511,976)	—
Other borrowings	(19,991)	—	(19,992)	—
Senior Notes	(98,215)	—	(100,947)	—
Subordinated debentures	(26,509)	—	(26,149)	—
Mortgage escrow funds	(8,711)	—	(8,710)	—
Accrued interest payable on deposits including escrow	(427)	—	(427)	—
Accrued interest payable on borrowings	(2,736)	—	(2,736)	—
Interest rate caps and swaps	(756)	—	(756)	—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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
(Dollars in thousands, except share and per share data)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 8. Guarantor’s Obligations Under Guarantees were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At March 31, 2014 and September 30, 2013, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value and are classified as Level 2.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

16. Accumulated Other Comprehensive (Loss) Income

Activity in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the six month periods ended March 31, 2014 and 2013, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive income before reclassifications	(4,446)	—	(4,446)
Amounts reclassified from AOCI	(2,146)	612	(1,534)
Period change	(6,592)	612	(5,980)
Balance at March 31, 2013	$8,474	$(7,555)	$919

Balance at September 30, 2013	$(11,472)	$(3,858)	$(15,330)
Other comprehensive income before reclassifications	10	—	10
Amounts reclassified from AOCI	336	699	1,035
Period change	346	699	1,045
Balance at March 31, 2014	$(11,126)	$(3,159)	$(14,285)

The following table presents the reclassification adjustments from AOCI included in net income and the impacted line items on the income statement for the six months ended March 31, 2014:

Components of AOCI	Amount reclassified from AOCI and impact on net income (1)	Affected income statement line item

Unrealized (losses) on available for sale securities:
	$(585)	Non-interest income - net loss on sale of securities
	249	Tax benefit
	$(336)	Net change after-tax

Amortization of defined benefit pension items:
Loss on settlement of portion of defined benefit plan	$(1,216)	Non-interest expense - compensation and employee benefits (2)
	517	Tax benefit
	$(699)	Net change after-tax

(1) Amounts in parentheses indicate a reduction from income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 13. - Pensions and Other Post Retirement Plans for additional details).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

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

ASU 2014-01 - Investments - Equity method and Joint Ventures (Topic 323): Accounting for Investments in qualified Affordable Housing Projects was issued. This standard provides reporting guidance for entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit the Company to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operations as a component of income tax (benefit) expense. The amendments in this ASU should be applied retrospectively to all periods presented. The Company adopted this ASU in the quarter ended March 31, 2014, which coincided with the Company’s initial recognition of low income housing tax credits. The adoption of this ASU resulted in a $400 income tax benefit and a $423 expense associated with the amortization of the Company’s investment for the three month and six month periods ended March 31, 2014. The standard is not expected to have a material impact on our balance sheet or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Sterling Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions or future or conditional verbs such as “will,” “should,” “would,” “could,” or “may.” These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared. You should read these statements carefully.

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

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item I of this Report and with our audited consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period. Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Overview and Management Strategy

The Company is a bank holding company headquartered in Montebello, New York and the parent of the Bank as well as other subsidiaries. With $6.9 billion in assets, we are a growing full service commercial bank that specializes in the delivery of services and solutions to business owners, their families and consumers in communities within the greater New York metropolitan region and beyond through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services.

Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, us, or the Company may signify the Bank, depending on the context.

We focus our efforts on generating core deposits relationships, and originating high quality commercial and industrial, commercial real estate, residential mortgage and other consumer loans mainly for our held for investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funding that allows us to generate attractive risk-adjusted returns. Our strategic objectives include growing revenues and earnings by procuring new clients, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals we are focusing on specific target markets which include small and middle market commercial clients and consumers, expanding our delivery and distribution channels, creating a high productivity performance culture, closely monitoring operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on key metrics including return on equity, return on assets and earnings per share.

The Bank targets the following geographic markets: the New York Metro Market, which includes Manhattan and the boroughs, Long Island, the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, Westchester and other counties in New York and Bergen County and other counties in northern New Jersey. Our specialty lending businesses, which include asset-based lending, factoring, payroll finance, equipment finance and residential mortgage banking also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small-to-middle market businesses in our immediate footprint exceeds 550,000.

Recent Developments

We successfully completed the Merger on October 31, 2013. See Note 1. Basis of Presentation for details on the transactions and events that comprised the Merger. Legacy Sterling results since November 1, 2013 are included in the results from operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the six months ended March 31, 2014 include five months of operations of legacy Sterling and six months of operations of the Company. See Note 2. Acquisitions for disclosure on the impact of the Merger with legacy Sterling.

The Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. We believe the Merger created a larger, more efficient organization by combining our differentiated team-based distribution channels with legacy Sterling’s diverse lending businesses and capabilities. We anticipate that the Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities. As a result of the Merger, we have a diversified loan portfolio composition which as of March 31, 2014 consisted of approximately 43% of commercial and industrial loans, 38% of commercial real estate loans and 17% of residential mortgage and other consumer loans. Further, the Merger provides us with a greater, more diversified non-interest income stream. For the quarter ended March 31, 2014, non-interest income was $12.4 million, which represented 18.6% of total revenue (interest income plus non-interest income). Our goal is to increase this percentage to 20% or more of total revenue over time.

As of March 31, 2014,  the Company had 21 commercial relationship teams and 46 financial centers. The Company intends to continue executing its differentiated, single point of contact distribution strategy to deliver our full suite of lending and deposit products to our core target of small and middle market commercial and consumer clients.

In connection with the Merger, we announced a target of achieving $34.0 million of cost savings upon full integration of the legacy companies. This strategy includes consolidating several office and financial center locations. During the quarter ended March 31, 2014, we announced the consolidation of 10 financial center locations that we anticipate will occur in fiscal 2014.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company generally bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or the results from operations.

The Company evaluates the appropriateness of its critical accounting policies on a quarterly basis. There were no material changes to the Company’s critical accounting policies in the quarter ended March 31, 2014. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for income taxes and the recognition of interest income.
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
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The Company tests its goodwill and other intangible assets for impairment in the fourth quarter of the fiscal year and at other reporting period ends when conditions warrant. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used.  Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
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

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Per Common Share Data
Earnings (loss), basic	$0.12	$0.15	$(0.05)	$0.31
Earnings (loss), diluted	0.12	0.15	(0.05)	0.31
Book value	11.21	11.15	11.21	11.15
Tangible book value (1)	5.97	7.33	5.97	7.33
Dividends declared per share (2)	0.07	0.06	0.07	0.12
Performance Ratios (annualized)
Return on average assets	0.62%	0.70%	(0.12)%	0.72%
Return on average equity	4.48	5.37	(0.85)	5.52
Return on average tangible equity (1)	8.47	8.21	(1.57)	8.46
Core operating efficiency (1)	62.0	67.4	63.6	63.8
Balance Sheet Data (dollars in thousands)
Total assets	$6,924,419	$3,710,440	$6,924,419	$3,710,440
Total securities	1,760,575	1,129,213	1,760,575	1,129,213
Total loans	4,244,354	2,204,555	4,244,354	2,204,555
Allowance for loan losses	(32,015)	(27,544)	(32,015)	(27,544)
Total goodwill and other intangible assets	437,727	169,655	437,727	169,655
Deposits	5,211,724	2,799,658	5,211,724	2,799,658
Borrowings	608,007	367,976	608,007	367,976
Subordinated debentures	26,509	—	26,509	—
Stockholders’ equity	936,466	494,711	936,466	494,711
Tangible equity (1)	498,739	325,056	498,739	325,056
Statement of Operations Data (dollars in thousands)
Net interest income	$54,028	$27,819	$99,903	$55,742
Provision for loan losses	4,800	2,600	7,800	5,550
Non-interest income	12,415	6,852	21,564	14,511
Non-interest expense	46,723	23,339	119,699	45,885
Net income (loss)	10,332	6,529	(3,671)	13,549
Capital Ratios
Tangible equity as a % of tangible assets (1)	7.69%	9.18%	7.69%	9.18%
Asset Quality (dollars in thousands)
Non-performing loans (NPLs): non-accrual	$54,877	$27,019	$54,877	$27,019
Non-performing loans (NPLs): still accruing	5,394	4,257	5,394	4,257
Other real estate owned	9,275	5,486	9,275	5,486
Non-performing assets (NPAs)	69,546	36,762	69,546	36,762
Net charge-offs	3,397	3,170	4,662	6,288
Net charge-offs as a % of average loans (annualized)	0.34%	0.58%	0.25%	0.58%
NPLs as a % of total loans	1.42	1.42	1.42	1.42
NPAs as a % of total assets	1.00	0.99	1.00	0.99
Allowance for loan losses as a % of NPLs	53.1	88.1	53.1	88.1
Allowance for loan losses as a % of total loans	0.75	1.25	0.75	1.25
(1) See reconciliation of non-GAAP financial measures on page 63.
(2) In connection with the Merger, the Company accelerated the declaration of a regular $0.06 dividend to the prior fiscal year.

Summary
Key highlights as of and for the six months ended March 31, 2014 included the following:

•	Total loans reached $4.2 billion, including $1.7 billion of loans acquired in connection with the Merger.

•
Commercial and industrial loans represented 43.1% of our loan portfolio at March 31, 2014 compared to 18.2% at September 30, 2013. Commercial real estate loans represented 38.0% of our loan portfolio at March 31, 2014 compared to 52.9% at September 30, 2013.

•	The allowance for loan losses was $32.0 million at March 31, 2014 compared to $28.9 million at September 30, 2013.

•	Total deposits were $5.2 billion, including the assumption of $2.3 billion of deposits in connection with the Merger.

•
Return on average tangible equity, a non-GAAP financial measure, was (1.57)% for the six months ended March 31, 2014 compared to 8.46% for the six months ended March 31, 2013 (see page 63 for a reconciliation of this non-GAAP financial measure).

•	Return on average assets was (0.12)% for the six months ended March 31, 2014 compared to 0.72% for the six months ended March 31, 2013.

•	The core operating efficiency ratio, a non-GAAP financial measure, was 63.6% for the six months ended March 31, 2014 compared to 63.8% for the six months ended March 31, 2013.

Results from operations for the six months ended March 31, 2014 were impacted by costs associated with the Merger and other charges as follows:

•
We incurred $9.5 million of merger-related expenses, which included professional advisory fees and legal fees, a portion of change-in-control payments, costs associated with changing signage at various office and financial center locations and other merger-related items. These items were recorded in our statement of operations as Non-interest expense - Merger-related expenses.

•
We recognized a charge of $22.4 million for asset write-downs and compensation items.  Approximately $14.0 million of the total amount consisted of charges to reduce the carrying value of premises and equipment as the Company intends to consolidate several office locations and financial centers in fiscal 2014. Other charges included an accrual for employee retention payments, severance compensation and a write-off of the naming rights to Provident Bank Ballpark. These items were recorded in our statement of operations as Non-interest expense - Charge for asset write-downs, core conversion, retention and severance compensation.

•
We recognized a charge of $4.2 million related to the settlement of a portion of the Company’s defined benefit pension plans and ESOP. A significant portion of the charge represented the acceleration of future amortization of pension plan expense included in accumulated other comprehensive loss on the Company’s balance sheet. This charge was recorded in our statement of operations in Non-interest expense - Compensation and employee benefits.

As a result of these charges, the Company incurred a net loss of ($3.7 million) or ($0.05) per diluted share for the first six months of fiscal 2014 compared to net income of $13.5 million or $0.31 per diluted share for the first six months of fiscal 2013.

Results from operations for the three months ended March 31, 2014 were impacted by the factors below:

•	We incurred $388 thousand of merger-related expenses, which included expenses for branding, office and personnel relocation and professional fees.

•	We recognized a charge of $255 thousand of incremental severance compensation.

•
We recognized a charge of $1.4 million related to the settlement of a portion of the legacy Sterling’s defined benefit pension plan, and a charge of $134 thousand to related to the termination of the Company’s ESOP.

•
We recognized a charge of $423 thousand in connection with our core banking system conversion, which will allow us to fully integrate the IT systems of legacy Provident and legacy Sterling and better position the Company for sustained and profitable growth. This charge was recorded in our statement of operations in Non-interest expense - Other.

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total assets as of March 31, 2014 were $6.9 billion, an increase of $2.9 billion or 71.0% from September 30, 2013 mainly due to the completion of the Merger in which we acquired assets with a fair value of $2.7 billion and recorded goodwill and other intangible assets of $264.8 million.

Total securities increased by $552.2 million, or 45.7%, to $1.8 billion at March 31, 2014 as compared to September 30, 2013. Total securities represented 25.4% of total assets at March 31, 2014 relative to 29.8% of total assets at September 30, 2013. In connection with the Merger, we acquired at fair value $233.2 million of securities that had been classified as available for sale (“AFS”) and $374.7 million of securities that had been classified as held to maturity (“HTM”). The Company classified $480.7 million of the acquired securities as AFS and $127.3 million as HTM.

The Company transferred securities in accordance with ASC Subtopic 320-10-25-6, which provides that in a significant business combination a company may transfer HTM securities to AFS securities to maintain a company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, legacy Provident investment securities totaling $165.2 million were transferred from HTM to AFS. The company also transferred a total of $221.9 million of legacy Provident investment securities from AFS to HTM. See Note 3. Securities for details on the transfer and reclassification of securities.

During the six months ended March 31, 2014, the Company sold $305.5 million of AFS securities, including the sale of $201.8 million of agency securities, $38.5 million of short-term commercial paper and $65.2 million of other securities. In connection with these securities sales we incurred a net loss of $585 thousand. Offsetting these sales were purchases of $207.2 million of mortgage-backed securities, $16.6 million of obligations of state and local governments, and $86.9 million of corporate notes.

Gross loans as of March 31, 2014 were $4.2 billion, which represented a $1.8 billion increase relative to September 30, 2013, which was mainly related to the Merger. Our loan composition at March 31, 2014 was approximately 43% in commercial and industrial loans, 38% in commercial real estate loans and 17% in residential mortgage and other consumer loans.

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

The allowance for loan losses was $32.0 million at March 31, 2014 compared to $28.9 million at September 30, 2013. The allowance represented 0.75% of total loans at March 31, 2014 compared to 1.20% of total loans at September 30, 2013 and the allowance for loan losses to non-performing loans equaled 53.1% at March 31, 2014, compared to 107.3% at September 30, 2013. As discussed above, the change in these ratios between the two periods is a direct result of the Merger and the accounting for business combinations. Net charge-offs recorded against the allowance for loan losses for the six months ended March 31, 2014 were $4.7 million relative to $6.3 million for the six months ended March 31, 2013.

The balance of loans transferred to other real estate owned for the six months ended March 31, 2014 totaled $1.1 million. In connection with the Merger, we acquired a total of $1.7 million of other real estate owned. In addition, a property which was used by legacy Sterling as a financial center location was transferred at fair value to other real estate owned as the property is held for sale. The estimated fair value of the property is $4.2 million. The increase in other real estate owned was partially offset by sales and write-downs of $3.5 million. The total balance of other real estate owned was $9.3 million at March 31, 2014, compared to $6.0 million at September 30, 2013.

Deposits as of March 31, 2014 were $5.2 billion, an increase of $2.2 billion, or 75.9%, from September 30, 2013. As of March 31, 2014, transaction accounts consisting of non-interest bearing and interest bearing demand deposits were 46.7% of deposits, or $2.4 billion compared to $1.4 billion or 46.5% of deposits at September 30, 2013. As of March 31, 2014, savings deposits were $607.6 million, an increase of $27.5 million or 4.7% from September 30, 2013. Money market accounts increased $902.1 million or 122.6% to $1.6 billion at March 31, 2014. Certificates of deposit accounts increased by $265.7 million or 99.1% to $533.8 million at March 31, 2014. The increase in deposit balances was mainly due to the Merger. Municipal deposits were $926.6 million at March 31, 2014 compared to $757.1 million at September 30, 2013.

FHLB Borrowings increased by $47.2 million or 10.7%, from September 30, 2013 to $489.8 million at March 31, 2014. We assumed $100.3 million of FHLB advances in connection with the Merger, which was offset by a reduction in FHLB overnight advances given the increase in deposits and excess liquidity. At March 31, 2014, the balance of the discount associated with our long-term FHLB borrowings that will accrete as additional interest expense over the remaining term of the borrowings was $620 thousand.

Other Borrowings, Senior Notes and Subordinated Debentures. Other borrowings include repurchase agreements and were $20.0 million at March 31, 2014, compared to $20.4 million at September 30, 2013. During the second fiscal quarter of 2014, the Company repaid two repurchase agreements that were assumed in the Gotham transaction and had a balance of $20.4 million and incurred a charge of $55 thousand which was included in other operating expense. The Senior Notes were $98.2 million at March 31, 2014 compared to $98.0 million at September 30, 2013; the increase represents accretion of the discount and costs of issuance for the period. The subordinated debentures were acquired in the Merger and are discussed in Note 7. Subordinated Debentures in the Consolidated Financial Statements.

Stockholders’ equity increased $453.6 million from September 30, 2013 to $936.5 million at March 31, 2014. This was principally the result of the Merger due to the issuance of 39.1 million shares which resulted in an increase in stockholders’ equity of $457.8 million. Other contributing factors included a decrease in accumulated other comprehensive loss of $1.0 million due to an increase in the fair value of our AFS securities and an increase of $4.3 million associated with items related to stock-based compensation. Partially offsetting these increases were the net loss for the period of $3.7 million and dividends declared of $5.9 million.

As of March 31, 2014, the Company had authorization to purchase up to an additional 776,713 shares of common stock; however, the Company has no plans to acquire any of its shares for the remainder of fiscal 2014. The Bank’s Tier 1 leverage ratio was 9.83% at March 31, 2014 and the Company’s tangible equity as a percentage of tangible assets was 7.69% (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 63).

Credit Quality (also see Note 4 to the consolidated financial statements)

Loans acquired in connection with the Merger and the acquisition of Gotham Bank were initially recorded at fair value. Acquired loans at March 31, 2014 of $1.38 billion continue to carry no allowance for loan losses, compared to $133.5 million of Gotham Bank loans which carried no allowance for loan losses at September 30, 2013. Factors that went into the determination of fair value of the acquired loans included adjustments related to interest rates and expected credit losses.

Our non-performing loans increased $33.4 million at March 31, 2014 to $60.3 million compared to $26.9 million at September 30, 2013. Non-performing loans increased $14.7 million in connection with the Merger. In the second fiscal quarter non-performing loans increased $13.0 million due to the reclassification of three large acquisition development and construction relationships. Charge-offs recorded against the allowance for loan losses were $4.7 million in the first six months of fiscal 2014 compared to $6.3 million in the same period a year ago.

Classified loans are loans rated substandard or lower based on the Company’s risk rating system. Classified loans increased $21.6 million to $82.7 million at March 31, 2014 compared to $61.1 million at September 30, 2013 mainly due to loans acquired in the Merger.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

Net income for the three months ended March 31, 2014 was $10.3 million, or $0.12 per diluted share, compared to net income of $6.5 million or $0.15 per diluted share, for the three months ended March 31, 2013. The results from operations for the three months ended March 31, 2014 reflect our first full fiscal quarter as a combined Sterling Bancorp (merger of legacy Provident and legacy Sterling). Our operating results for the three months ended March 31, 2014 were impacted by the charges previously discussed in the Selected Financial Data / Summary section.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated and information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended March 31,
	2014			2013
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$3,299,705	$42,254	5.19%	$1,593,003	$19,801	5.04%
Consumer loans	199,834	2,168	4.40	208,672	2,230	4.33
Residential mortgage loans	543,163	5,890	4.40	366,224	4,347	4.81
Total net loans(1)	4,042,702	50,312	5.05	2,167,899	26,378	4.93
Securities-taxable	1,386,538	7,573	2.22	967,889	4,288	1.80
Securities-tax exempt(2)	324,470	4,114	5.14	181,803	2,292	5.11
Federal Reserve Bank and FHLB Stock	47,947	645	5.46	19,522	225	4.67
Other earning assets	183,397	121	0.27	66,096	39	0.24
Total securities and other earning assets	1,942,352	12,453	2.60	1,235,310	6,844	2.25
Total interest earning assets	5,985,054	62,765	4.25	3,403,209	33,222	3.96
Non-interest earning assets	762,492			401,451
Total assets	$6,747,546			$3,804,660
Interest bearing liabilities:
Interest bearing demand deposits	$761,409	158	0.08%	$508,129	124	0.10%
Savings, club and escrow deposits	613,131	211	0.14	575,380	314	0.22
Money market deposits	1,461,774	1,405	0.39	877,101	652	0.30
Certificates of deposit	582,580	620	0.43	355,917	534	0.61
Total interest bearing deposits	3,418,894	2,394	0.28	2,316,527	1,624	0.28
Borrowings	660,486	4,903	3.01	345,717	2,977	3.49
Total interest bearing liabilities	4,079,380	7,297	0.73	2,662,244	4,601	0.70
Non-interest bearing deposits	1,640,125			641,194
Other non-interest bearing liabilities	93,737			8,497
Total liabilities	5,813,242			3,311,935
Stockholders’ equity	934,304			492,725
Total liabilities and equity	$6,747,546			$3,804,660
Net interest rate spread			3.52%			3.26%
Net earning assets	$1,905,674			$740,965
Net interest margin		55,468	3.76%		28,621	3.41%
Less tax equivalent adjustment(2)		(1,440)			(802)
Net interest income		$54,028			$27,819
Ratio of average interest earning assets to average interest bearing liabilities	146.7%			127.8%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended March 31, 2014 vs. 2013 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$21,846	$607	$22,453
Consumer loans	(98)	36	(62)
Residential mortgage loans	1,949	(406)	1,543
Securities-taxable	2,134	1,151	3,285
Securities-tax exempt(2)	1,808	14	1,822
Federal Reserve Bank and FHLB Stock	372	48	420
Other earning assets	84	(2)	82
Total interest income	28,095	1,448	29,543
Interest bearing liabilities:
Interest bearing demand deposits	60	(26)	34
Savings, club and escrow deposits	20	(123)	(103)
Money market deposits	520	233	753
Certificates of deposit	278	(192)	86
Borrowings	1,295	631	1,926
Total interest expense	2,173	523	2,696
Net interest margin	25,922	925	26,847
Less tax equivalent adjustment(2)	633	5	638
Net interest income	$25,289	$920	$26,209

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income information is presented on a tax equivalent adjusted basis. Growth in net interest income has been mainly driven by organic asset volume growth and the Merger. Net interest income for the three months ended March 31, 2014 was $55.5 million, an increase of $26.8 million or 93.8%, compared to the same quarter in fiscal 2013.

Gross tax equivalent interest income of $62.8 million increased $29.5 million for the quarter ended March 31, 2014, due mainly to the increase in the average balance of loans and investment securities outstanding as a result of the Merger. In total, the $2.58 billion increase in average earning assets contributed $28.1 million of the increase in tax equivalent interest income and the 29 basis points increase in yield contributed $1.4 million of the increase. Interest expense increased $2.7 million, primarily the result of the Senior Notes issued on July 2, 2013 and the assumption of the legacy Sterling subordinated debentures.

The Company’s net interest margin increased 35 basis points to 3.76% for the three months ended March 31, 2014 compared to 3.41% for the three months ended March 31, 2013. The increase in the net interest margin was the result of the increase in yield on interest earning assets, which yielded 4.25% for the second fiscal quarter of 2014 compared to 3.96% for the second fiscal quarter of 2013. Included in net interest income was $2.6 million of net accretion related to the fair value adjustments on loans acquired from Gotham and legacy Sterling. In the second fiscal quarter of 2014, the yield on loans increased 12 basis points to 5.05% and the yield on investment securities increased 45 basis points to 2.77%. The cost of interest bearing liabilities increased three basis points to 73 basis points for the second fiscal quarter of 2014 compared to 70 basis points for the second fiscal quarter of 2013. The increase was mainly due to the interest expense associated with the Senior Notes and subordinated debentures, which were not outstanding in the year ago period. The cost of interest bearing deposits was essentially unchanged and was 27 basis points as higher rates paid on money market accounts were offset by lower rates paid on other interest bearing deposit balances.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $4.8 million in provision for loan losses for the quarter ended March 31, 2014 compared to $2.6 million at March 31, 2013, an increase of $2.2 million. The amount of the provision for loan losses was driven by net charge-offs during the period of $3.4 million, an increase associated with the $117.2 million of loans originated by our commercial lending teams during the second fiscal quarter of 2014 and an increase of $266.8 million in loans included in the allowance from the Gotham transaction and the Merger.

Non-interest income for the three months ended March 31, 2014 increased by $5.6 million or 81.2% to $12.4 million compared to the second quarter of fiscal 2013. The increase in non-interest income was primarily the result of fees generated in accounts receivable management, factoring commissions and other fees associated with our specialty lending businesses which totaled $3.5 million. Mortgage banking revenues increased $1.9 million for the three months ended March 31, 2014 relative to the same period a year ago as a result of higher loan origination volumes and loan sale activity due to the Merger. Partially offsetting the increases in non-interest income was a decline in net gain on sale of securities. The Company incurred a net gain from sale of securities of $60 thousand for the three months ended March 31, 2014 as compared to a net gain from sale of securities of $2.2 million during the three months ended March 31, 2013.

Non-interest expense for the three months ended March 31, 2014 increased $23.4 million to $46.7 million as compared to $23.3 million for the same period a year ago. The increase was mainly the result of the Merger. Non-interest expense for the quarter was impacted by merger-related expenses and other charges which were previously discussed in the Selected Financial Data / Summary section.

Income tax expense was $4.6 million for the three months ended March 31, 2014, compared to income tax expense of $2.2 million for the three month period ended March 31, 2013. The effective tax rate was 30.8% for the three months ended March 31, 2014 compared to 25.2% for the three months ended March 31, 2013. Our effective tax rate for the three months ended March 31, 2014 reflects a higher percentage of our total revenue being generated in New York City as compared to the prior year and our anticipation that certain merger-related expenses will not be tax deductible. Our estimated effective tax rate reflects the anticipated impact of our investment in a low income housing tax credit project and our expectations for tax exempt interest income as a percentage of total pre-tax income for the fiscal year 2014.

Comparison of Operating Results for the six Months Ended March 31, 2014 and March 31, 2013

Net loss for the six months ended March 31, 2014 was ($3.7 million) or ($0.05) per diluted share, compared to net income of $13.5 million or $0.31 per diluted share, for the six months ended March 31, 2013. The results from operations for the six months ended March 31, 2014 were impacted by Merger-related expenses and other charges previously discussed in the Selected Financial Data / Summary section. Our operating results for the six months ended March 31, 2014 includes six months of legacy Provident results and five months of legacy Sterling results.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated and information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the six months ended March 31,
	2014			2013
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$3,064,379	$78,819	5.16%	$1,578,976	$40,149	5.10%
Consumer loans	200,240	3,874	3.88	210,790	4,555	4.33
Residential mortgage loans	526,389	10,907	4.16	358,922	8,745	4.89
Total net loans(1)	3,791,008	93,600	4.95	2,148,688	53,449	4.99
Securities-taxable	1,346,716	14,475	2.16	961,057	8,572	1.79
Securities-tax exempt(2)	291,554	7,438	5.12	177,960	4,534	5.11
Federal Reserve Bank and FHLB Stock	44,498	952	4.29	19,399	455	4.70
Other earning assets	132,682	173	0.26	84,814	142	0.34
Total securities and other earning assets	1,815,450	23,038	2.54	1,243,230	13,703	2.21
Total interest earning assets	5,606,458	116,638	4.17	3,391,918	67,152	3.97
Non-interest earning assets	770,199			406,444
Total assets	$6,376,657			$3,798,362
Interest bearing liabilities:
Interest bearing demand deposits	$689,799	256	0.07%	$488,441	249	0.10%
Savings, club and escrow deposits	617,882	466	0.15	553,000	511	0.19
Money market deposits	1,320,783	2,229	0.34	892,853	1,583	0.36
Certificates of deposit	573,927	1,184	0.41	368,214	1,378	0.75
Total interest bearing deposits	3,202,391	4,135	0.26	2,302,508	3,721	0.32
Borrowings	685,073	9,997	2.93	345,836	6,102	3.54
Total interest bearing liabilities	3,887,464	14,132	0.73	2,648,344	9,823	0.74
Non-interest bearing deposits	1,499,343			645,179
Other non-interest bearing liabilities	128,178			12,225
Total liabilities	5,514,985			3,305,748
Stockholders’ equity	861,672			492,614
Total liabilities and equity	$6,376,657			$3,798,362
Net interest rate spread			3.44%			3.23%
Net earning assets	$1,718,994			$743,574
Net interest margin		102,506	3.67%		57,329	3.39%
Less tax equivalent adjustment(2)		(2,603)			(1,587)
Net interest income		$99,903			$55,742
Ratio of average interest earning assets to average interest bearing liabilities	144.2%			128.1%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the six months ended March 31, 2014 vs. 2013 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$38,192	$478	$38,670
Consumer loans	(221)	(460)	(681)
Residential mortgage loans	3,623	(1,461)	2,162
Securities-taxable	3,896	2,007	5,903
Securities-tax exempt(2)	2,895	9	2,904
Federal Reserve Bank and FHLB Stock	540	(43)	497
Other earning assets	70	(39)	31
Total interest income	48,995	491	49,486
Interest bearing liabilities:
Interest bearing demand deposits	89	(82)	7
Savings, club and escrow deposits	63	(108)	(45)
Money market deposits	739	(93)	646
Certificates of deposit	584	(778)	(194)
Borrowings	2,968	927	3,895
Total interest expense	4,443	(134)	4,309
Net interest margin	44,552	625	45,177
Less tax equivalent adjustment(2)	1,016	—	1,016
Net interest income	$43,536	$625	$44,161

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income information is presented on a tax equivalent adjusted basis. Growth in net interest income has been mainly driven by the Merger and continued loan growth since the Merger. Tax equivalent net interest income for the six months ended March 31, 2014 was $102.5 million, an increase of $45.2 million or 78.8%, compared to the same period in fiscal 2013.

Gross tax equivalent interest income of $116.6 million increased $40.2 million for the six months ended March 31, 2014, due mainly to the increase in the average balance of loans and investment securities outstanding as a result of the Merger. Interest income on investment securities increased as we commenced a strategy of repositioning the investment securities portfolio to improve the Company’s net interest income in connection with the Merger. Interest expense increased $4.3 million, primarily the result of the Senior Notes issued on July 2, 2013 and the assumption of the legacy Sterling subordinated debentures.

The Company’s net interest margin increased 28 basis points to 3.67% for the six months ended March 31, 2014 compared to 3.39% for the six months ended March 31, 2013. The increase in the net interest margin was the result of the increase in yield on interest earning assets, which yielded 4.17% for the first six months of 2014 compared to 3.97% for the same period of 2013. Included in net interest income was $4.6 million of net accretion related to the fair value adjustments on loans acquired from Gotham and legacy Sterling. In the first six months of fiscal 2014, the yield on loans decreased four basis points to 4.95% and the yield on investment securities increased 37 basis points to 2.68%. The cost of interest bearing liabilities declined one basis points to 73 basis points for the first six months of 2014 compared to 74 basis points for the first six months of 2013. The decline was mainly due to maturities of higher cost certificates of deposit repricing to current market rates and a reduction in the average rate paid on interest bearing demand deposits and money market deposits. Also contributing was an increase in the average balance of lower cost short-term FHLB borrowings.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $7.8 million in provision for loan losses for the first six months of fiscal 2014 compared to $5.6 million in the first six months of fiscal 2013. The increase in the provision for loan losses was driven by net charge-offs and an increase in loan balances that carry an allowance at March 31, 2014 compared to the same period a year ago.

Non-interest income for the six months ended March 31, 2014 increased by $7.1 million or 49% to $21.6 million compared to the first six months of fiscal 2013. The increase in non-interest income was primarily the result of fees generated in accounts receivable management, factoring commissions and other fees associated with our specialty lending businesses which totaled $5.7 million. Mortgage banking revenues increased $2.7 million for the six months ended March 31, 2014 relative to the same period a year ago as a result of higher loan origination volumes and loan sale activity due to the Merger. Partially offsetting the increases in non-interest income was a decline in net gain on sale of securities. The Company incurred a net loss from sale of securities of $585 thousand for the six months ended March 31, 2014 as compared to a net gain from sale of securities of $3.6 million during the six months ended March 31, 2013.

Non-interest expense for the six months ended March 31, 2014 increased $73.8 million to $119.7 million as compared to $45.9 million for the same period a year ago. The increase was mainly the result of the Merger and Merger-related expenses and other charges which were incurred during the six months ended March 31, 2014 and which were previously discussed in the Selected Financial Data / Summary section. Excluding the impact of the Merger, the organic operating expenses of the Company were essentially unchanged relative to the same period a year ago.

Income tax (benefit) expense was ($2.4 million) for the six months ended March 31, 2014, compared to income tax expense of $5.3 million for the six month period ended March 31, 2013. The effective tax rate was (39.1%) for the six months ended March 31, 2014 compared to 28.0% for the six months ended March 31, 2013. Our effective tax rate for the six months ended March 31, 2014 was impacted by our pre-tax loss from operations of $6.0 million, an investment in low income housing tax credits, and our expected level of tax exempt interest income as a percentage of total pre-tax income for the fiscal year 2014. These factors were partially offset by a higher percentage of our revenue being generated in New York City as compared to the prior year and our anticipation that certain merger-related expenses will not be tax deductible.

The Company provides supplemental reporting of non-GAAP measures as management believes this information is useful to investors.

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Reconciliation of return on average tangible equity (dollars in thousands):
Average stockholders’ equity	$934,304	$492,725	$861,672	$492,614
Average goodwill and other amortizable intangibles	(439,613)	(170,042)	(393,070)	(171,396)
Average tangible stockholders’ equity	494,691	322,683	468,602	321,218
Net income (loss)	10,332	6,529	(3,671)	13,549
Net income (loss) (annualized)	41,902	26,479	(7,362)	27,172
Return on average tangible equity	8.47%	8.21%	(1.57)%	8.46%

Reconciliation of the core operating efficiency ratio (dollars in thousands) :
Net interest income	$54,028	27,819	$99,903	$55,742
Non-interest income	12,415	6,852	21,564	14,511
Total net revenues	66,443	34,671	121,467	70,253
Tax equivalent adjustment on securities interest income	1,440	802	2,603	1,587
Net (gain) loss on sale of securities	(60)	(2,229)	585	(3,645)
Net gain on sale of fixed assets	—	—	(93)	(5)
Other than temporary loss on securities	—	7	—	32
Other (other gains and fair value loss on interest rate caps)	—	—	—	1
Core total revenues	67,823	33,251	124,562	68,223
Non-interest expense	46,723	23,339	119,699	45,885
Merger-related expense	(388)	(542)	(9,456)	(542)
Charge for asset write-downs, retention and severance compensation	(255)	—	(22,422)	(1,200)
Charge to settle a portion of defined benefit pension plan	(1,486)	—	(4,229)	—
Amortization of intangible assets	(2,511)	(388)	(4,386)	(649)
Core non-interest expense	42,083	22,409	79,206	43,494
Core operating efficiency ratio	62.0%	67.4%	63.6%	63.8%
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

	March 31,
	2014	2013
Reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio (dollars in thousands):
Total assets	$6,924,419	$3,710,440
Goodwill and other amortizable intangibles	(437,727)	(169,655)
Tangible assets	6,486,692	3,540,785
Stockholders’ equity	936,466	494,711
Goodwill and other intangible assets	(437,727)	(169,655)
Tangible stockholders’ equity	498,739	325,056
Shares of common stock outstanding at period end	83,544,307	44,353,276
Tangible equity as a % of tangible assets	7.69%	9.18%
Tangible book value per share	$5.97	$7.33

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the six months ended March 31, 2014 and 2013, our originations of loans held for sale and net portfolio loan originations totaled $793.0 million and $247.9 million, respectively. Purchases of securities available for sale totaled $219.1 million and $209.0 million for the six months ended March 31, 2014 and 2013, respectively, and purchases of held to maturity securities totaled $100.8 million and $81.8 million. These activities were funded primarily by sales of securities, borrowings and by principal repayments on loans and securities. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $117.6 million and $60.9 million at March 31, 2014 and September 30, 2013, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net change in total deposits was an increase of $2.2 billion for the six months ended March 31, 2014 and a decrease of $311.5 million for the six months ended March 31, 2013. The increase in the first six months of the 2014 fiscal year was principally related to the Merger and also due to deposit growth generated by our commercial banking teams. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide a full range of services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

The Bank has substantial liquidity. In addition to the liquidity on our balance sheet, the Bank has access to additional sources of funds through the FHLB. Borrowings from FHLB and other borrowings totaled $509.8 million at March 31, 2014. At March 31, 2014, we had the ability to borrow an additional $720.1 million under our credit facilities with the FHLB by pledging securities not required to be pledged for other purposes. Further, at March 31, 2014 we had $95.6 million in brokered deposits, which are included above, and have relationships with several brokers to access these low cost sources of funding should conditions warrant.

The Company had a cash balance totaling approximately $25.5 million as of March 31, 2014, which was on deposit with the Bank. The Company received a dividend from the Bank of $15 million on May 3, 2014. The primary long-term source of funds for the Company is expected to be dividends received from the Bank. The Company may also receive dividends from other subsidiaries as well as cash from the exercise of stock options. The primary uses of cash by the Company include the payment of cash dividends on common stock and debt service. During the quarter ended March 31, 2014, the Company fully repaid its commercial paper.

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

The Company declared a dividend of $0.07 per share payable on May 22, 2014 to stockholders of record on May 12, 2014.

The following table sets forth the Company’s regulatory capital position at March 31, 2014 and September 30, 2013, compared to current regulatory requirements:

			Regulatory requirements
	Actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Tier 1 leverage Capital (to Average Assets):
The Bank	$622,878	9.83%	$253,484	4.00%	$316,855	5.00%
The Company	553,073	8.72	253,614	4.00	317,018	5.00

Tier 1 Capital (to risk-weighted assets):
The Bank	622,878	12.63	197,203	4.00	295,805	6.00
The Company	553,073	11.14	198,625	4.00	297,938	0.06

Total Capital (to risk-weighted assets):
The Bank	655,288	13.29	394,406	8.00	493,008	10.00
The Company	585,483	11.80	397,251	8.00	496,563	10.00

September 30, 2013	Bank Only
Tier 1 leverage	$363,274	9.30%	$155,670	4.00%	$194,587	5.00%
Risk-based capital:
Tier 1	363,274	13.20	155,670	4.00	165,352	6.00
Total	392,376	14.20	220,469	8.00	275,587	10.0

The Bank’s and the Company’s capital levels are above current regulatory capital requirements to be considered well-capitalized.
As a national bank, the Bank calculates its Tier 1 leverage ratio using average asset balances for the period, while at September 30, 2013 as a savings and loan institution the Tier 1 leverage ratio was calculated using period end balances.
The Company became a bank holding company in connection with the Merger and as a result is presenting holding company level capital ratios as of March 31, 2014. As a savings and loan holding company, the Company was not required to present its capital ratios.
On April 30, 2014, the Company announced that it will redeem the Sterling Trust Preferred Capital Securities, which currently qualify as Tier 1 regulatory capital for the Company. The redemption is anticipated on June 1, 2014.
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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial mortgage loans, commercial and industrial loans, residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, and adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-retained basis. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2014, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$862,012	$(42,125)	(4.7)%	$264,216	$27,525	11.6%
+200	882,961	(21,176)	(2.3)	255,278	18,587	7.9
+100	902,112	(2,025)	(0.2)	245,572	8,881	3.8
0	904,137	—	—	236,691	—	—
-100	892,071	(12,066)	(1.3)	218,496	(18,195)	(7.7)

The table set forth above indicates that at March 31, 2014, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 2.3% decrease in EVE and an 7.9% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first two quarters of fiscal year 2014, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 11 basis points from 0.33% to 0.44% at the end of the second quarter of fiscal year 2014 while the yield on U.S. Treasury 10-year notes increased 9 basis points from 2.64% to 2.73% over the same six month period. The greater increase in yield on shorter term maturities resulted in a flatter 2-10 year treasury yield curve at the end of the second quarter of fiscal 2014 relative to the beginning of the fiscal year. During the second quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so even after employment and inflation are near mandate-consistent levels should economic conditions warrant keeping the target federal funds rate below levels the committee views as normal in the long run. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in short-term margin compression. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

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

Changes in Internal Controls

Effective October 1, 2013, the Company completed the conversion of its general ledger system to Fiserv - PrologueTM and effective November 1, 2013 the Company completed the conversion of its investment securities application to PrologueTM Investment Portfolio Accounting. Except for these changes, there were no other changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) over financial reporting that materially affected, or are reasonably likely to have, a material effect on our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
The “Litigation” section of Note 9. to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013 filed December 9, 2013. There has been no material change in those risk factors.

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

Sterling Bancorp

Date:	May 9, 2014	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)