Form 10-Q
period 2014-06-30
STERLING BANCORP
filed 2014-08-07
CIK 1070154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 4, 2014
$0.01 per share	83,612,131

STERLING BANCORP AND SUBSIDIARIES
QUARTERLY PERIOD ENDED JUNE 30, 2014

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2014	September 30, 2013
ASSETS
Cash and due from banks	$216,509	$113,090
Securities:
Available for sale	1,160,510	954,393
Held to maturity, at amortized cost (fair value of $578,900 and $250,896 at June 30, 2014 and September 30, 2013, respectively)	570,470	253,999
Total securities	1,730,980	1,208,392
Loans held for sale	20,217	1,011
Gross loans	4,558,624	2,412,898
Allowance for loan losses	(36,350)	(28,877)
Total loans, net	4,522,274	2,384,021
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stock, at cost	74,078	24,312
Accrued interest receivable	16,569	11,698
Premises and equipment, net	48,286	36,520
Goodwill	387,325	163,117
Core deposit and other intangible assets	47,860	5,891
Bank owned life insurance	118,689	60,914
Other real estate owned	5,017	6,022
Other assets	62,925	34,184
Total assets	$7,250,729	$4,049,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$5,102,457	$2,962,294
FHLB borrowings	939,868	442,602
Other borrowings	23,601	20,351
Senior Notes	98,308	98,033
Mortgage escrow funds	3,980	12,646
Other liabilities	129,082	30,380
Total liabilities	6,297,296	3,566,306
Commitment and contingent liabilities (See Notes 8 and 9.)
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 83,600,529 and 44,351,046 shares outstanding at June 30, 2014 and September 30, 2013, respectively)	912	522
Additional paid-in capital	859,826	403,816
Unallocated common stock held by employee stock ownership plan (“ESOP”)	—	(5,493)
Treasury stock, at cost (7,645,495 and 7,837,010 shares at June 30, 2014 and September 30, 2013, respectively)	(86,666)	(88,538)
Retained earnings	187,133	187,889
Accumulated other comprehensive loss, net of taxes	(7,772)	(15,330)
Total stockholders’ equity	953,433	482,866
Total liabilities and stockholders’ equity	$7,250,729	$4,049,172

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (unaudited)
(Dollars in thousands, except share and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans	$54,189	$26,638	$147,789	$80,087
Taxable securities	8,005	4,189	22,479	12,761
Non-taxable securities	2,751	1,500	7,587	4,447
Other earning assets	816	266	1,941	863
Total interest and dividend income	65,761	32,593	179,796	98,158
Interest expense:
Deposits	2,319	1,151	6,542	4,872
Borrowings	4,991	3,125	14,899	9,227
Total interest expense	7,310	4,276	21,441	14,099
Net interest income	58,451	28,317	158,355	84,059
Provision for loan losses	5,950	3,900	13,750	9,450
Net interest income after provision for loan losses	52,501	24,417	144,605	74,609
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	3,613	—	9,332	—
Mortgage banking income	1,927	429	5,926	1,682
Deposit fees and service charges	3,897	2,615	11,745	8,129
Net gain on sale of securities	1,193	1,945	607	5,590
Bank owned life insurance	820	496	2,289	1,496
Investment management fees	681	613	1,763	1,740
Other	1,340	483	3,422	2,455
Total non-interest income	13,471	6,581	35,084	21,092
Non-interest expense:
Compensation and employee benefits	23,381	11,320	72,199	35,424
Stock-based compensation	780	547	2,698	1,726
Occupancy and office operations	6,992	3,423	20,579	11,187
Amortization of intangible assets	2,511	337	6,897	986
FDIC insurance and regulatory assessments	1,795	875	4,527	2,346
Other real estate owned (income) expense, net	(881)	(28)	(452)	1,172
Merger-related expenses	—	1,516	9,455	2,058
Other	10,326	3,799	48,744	12,775
Total non-interest expense	44,904	21,789	164,647	67,674
Income before income tax expense	21,068	9,209	15,042	28,027
Income tax expense	6,057	2,833	3,701	8,102
Net income	$15,011	$6,376	$11,341	$19,925
Weighted average common shares:
Basic	83,580,050	43,801,867	79,142,738	43,766,402
Diluted	83,806,135	43,906,158	79,401,731	43,850,601
Earnings per common share:
Basic	$0.18	$0.15	$0.14	$0.46
Diluted	0.18	0.15	0.14	0.45

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands, except share and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Net income	$15,011	$6,376	$11,341	$19,925
Other comprehensive income (“OCI”) (loss):
Unrealized holding gains (losses) on securities available for sale	12,504	(29,848)	12,562	(37,334)
Related income tax (expense) benefit	(5,314)	12,121	(5,339)	15,161
Less:
Reclassification adjustment for realized gains included in net income	1,193	1,945	607	5,590
Related income tax (expense)	(507)	(790)	(258)	(2,270)
Reclassification adjustment for other than temporary impaired losses included in net income	—	—	—	(32)
Related income tax benefit	—	—	—	13
OCI securities component	6,504	(18,882)	6,874	(25,474)
Acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan and change in funded status of defined benefit plans	15	516	1,190	1,547
Related income tax (expense)	(6)	(210)	(506)	(629)
OCI pension component	9	306	684	918
Other comprehensive income (loss)	6,513	(18,576)	7,558	(24,556)
Total comprehensive income (loss)	$21,524	$(12,200)	$18,899	$(4,631)

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at October 1, 2013	44,351,046	$522	$403,816	$(5,493)	$(88,538)	$187,889	$(15,330)	$482,866
Net income	—	—	—	—	—	11,341	—	11,341
Other comprehensive income	—	—	—	—	—	—	7,558	7,558
Common stock issued in legacy Sterling Bancorp merger transaction	39,057,968	390	457,362	—	—	—	—	457,752
Deferred compensation transactions	—	—	57	—	—	—	—	57
Stock option transactions, net	263,031	—	658	—	2,967	(388)	—	3,237
ESOP shares allocated and ESOP termination	(505,717)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	434,201	—	(3,347)	—	4,888	—	—	1,541
Cash dividends paid ($0.14 per common share)	—	—	—	—	—	(11,709)	—	(11,709)
Balance at June 30, 2014	83,600,529	$912	$859,826	$—	$(86,666)	$187,133	$(7,772)	$953,433

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the nine months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,341	$19,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,750	9,450
(Gain) loss on sales of other real estate owned	(1,141)	181
Depreciation of premises and equipment	4,960	3,200
Impairment on fixed assets	9,302	—
Amortization of intangibles	6,897	986
Net gain on sale of securities	(607)	(5,590)
Gain on redemption of subordinated debentures	(712)	—
Net gain on loans held for sale	(5,926)	(1,682)
Gain on sale of premises and equipment	(93)	(5)
Net amortization of premium on securities	2,383	2,341
Net (amortization) of discount/premium on borrowings (includes calls on borrowings), net	(157)	(280)
Amortization of pre-payment fees on restructured borrowings	891	1,099
ESOP and restricted stock expense	2,048	1,208
Stock option compensation expense	650	518
Originations of loans held for sale	(367,787)	(73,631)
Proceeds from sales of loans held for sale	362,578	81,279
Increase in cash surrender value of bank owned life insurance	(2,401)	(1,395)
Other adjustments (principally net changes in other assets and other liabilities)	40,658	(23,196)
Net cash provided by operating activities	76,634	14,408
Cash flows from investing activities:
Purchases of securities:
Available for sale	(351,315)	(324,463)
Held to maturity	(155,573)	(83,922)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	111,011	144,654
Held to maturity	22,638	48,484
Proceeds from sales of securities available for sale	476,104	261,865
Proceeds from sales of securities held to maturity	—	1,234
Loan originations	(1,449,760)	(818,395)
Loan principal payments	994,242	589,488
Purchase of FHLB stock, net	(42,086)	(9,119)
Proceeds from sales of other real estate owned	9,094	3,288
Purchases of premises and equipment	(2,434)	(2,185)
Proceeds from the sale of HVIA assets	—	4,738
Cash acquired in acquisition of legacy Sterling	277,798	—
Net cash used in investing activities	(110,281)	(184,333)
Cash flows from financing activities:
Net decrease in transaction, savings and money market deposits	(14,803)	(338,538)
Net (decrease) in time deposits	(142,224)	(33,399)

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the nine months ended June 30,
	2014	2013
Net increase in short-term FHLB borrowings	333,000	217,000
Net increase in long-term FHLB borrowings	63,531	—
Redemption of Subordinated Debentures	(26,140)	—
Gross repayments of other borrowings	(58,850)	(10,190)
Net (decrease) increase in mortgage escrow funds	(8,666)	13,996
Stock option transactions, net	2,870	190
Other stock-based compensation transactions	57	31
Cash dividends paid	(11,709)	(7,981)
Net cash provided by (used in) financing activities	137,066	(158,891)
Net increase (decrease) in cash and cash equivalents	103,419	(328,816)
Cash and cash equivalents at beginning of period	113,090	437,982
Cash and cash equivalents at end of period	$216,509	$109,166
Supplemental information:
Interest payments	$20,534	$14,665
Income tax payments	8,710	4,700
Real estate acquired in settlement of loans	1,623	2,487
Securities available for sale transferred to held to maturity	221,904	—
Securities held to maturity transferred to available for sale	165,230	—

Acquisition of legacy Sterling:
Non-cash assets acquired:
Securities available for sale	$233,190	$—
Securities held to maturity	374,721	—
Loans held for sale	30,341	—
Total loans, net	1,698,108	—
Federal Reserve Bank stock	7,680	—
Accrued interest receivable	6,590	—
Goodwill	224,208	—
Core deposit intangible	20,089	—
Trade name	20,500	—
Bank owned life insurance	55,374	—
Premises and equipment, net	23,594	—
Other real estate owned	5,815	—
Other assets	22,534	—
Total non-cash assets acquired	2,722,744	—
Liabilities assumed:
Deposits	2,297,190	—
FHLB borrowings	100,619	—
Other borrowings	62,465	—
Subordinated Debentures	26,527	—
Other liabilities	55,960	—
Total liabilities assumed	2,542,761	—

See accompanying notes to unaudited consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands, except share and per share data)

	For the nine months ended June 30,
	2014	2013

Net non-cash assets acquired	179,983	—
Cash and cash equivalents acquired	277,798	—
Total consideration paid in Sterling Bancorp common stock	$457,781	$—

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

Legacy Sterling results since November 1, 2013 are included in the results of operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the nine months ended June 30, 2014 include eight months of operations of legacy Sterling and nine months of operations of the Company.

The consolidated financial statements include the accounts of Sterling Bancorp (“Sterling”, the “Company” or when necessary “legacy Provident”), PBNY Holdings, Inc. which has an investment in Sterling Silver Title Agency L.P., a company that provides title searches and title insurance for residential and commercial real estate, LandSave Development, LLC, an inactive subsidiary, Provident Risk Management (a captive insurance company), Sterling National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. These subsidiaries included at June 30, 2014 (i) Provident REIT, Inc., which is a real estate investment trust that holds a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; and (iv) companies that hold other real estate owned by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of results to be expected for other interim periods or the entire fiscal year ending September 30, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form10-K for the fiscal year ended September 30, 2013.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

2. Acquisition
On October 31, 2013, the Company completed the Merger. Under the terms of the Agreement and Plan of Merger, legacy Sterling shareholders received 1.2625 shares of the Company’s common stock, par value $0.01 per share, for each share of legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to legacy Sterling shareholders was $457,781, including $23 paid in cash for fractional shares. Consistent with the Company’s strategy, the primary reason for the Merger was the expansion of the Company’s geographic footprint and diversification of its business in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $224,208, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, legacy Sterling had assets with a book value of approximately $2,759,628, loans including loans held for sale with a book value of approximately $1,735,142, and deposits with a book value of approximately $2,296,713. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date:

Consideration paid through Sterling Bancorp common stock issued to legacy Sterling shareholders	$457,781

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(18,343)	(g)	22,534
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated Debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$19,705		$233,573

Goodwill recorded in the Merger				224,208
Goodwill at September 30, 2013				163,117
Goodwill at June 30, 2014				$387,325
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

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

The impaired loans acquired in the Merger as of October 31, 2013 were accounted for in accordance with ASC Topic 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”) and were comprised of collateral dependent loans with deteriorated credit quality as follows:

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $0 and $1,516, and $9,455 and $2,058 for the three and nine months ended June 30, 2014 and 2013, respectively. These items were recorded as Merger-related expenses on the statement of operations. Other direct integration costs of the Merger for the three and nine months ended June 30, 2014, totaled $2,322 and $25,354, respectively, and included a charge for asset write-downs, banking systems conversion, employee retention and severance compensation. These items were recorded in non-interest expense in the statement of operations.
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
The unaudited pro forma information set forth below for the nine months ended June 30, 2014 and 2013, reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct Merger-related expenses and charges incurred in the three and nine months ended June 30, 2014 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2012. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	nine months ended June 30,
	2014	2013
Net interest income	$153,073	$137,926
Non-interest income	42,110	50,740
Non-interest expense	144,316	144,621
Net income	34,335	30,870

Pro forma earnings per share:
Basic	$0.41	$0.37
Diluted	0.41	0.37
On August 10, 2012, the Company acquired 100% of the outstanding common shares of Gotham Bank of New York (“Gotham”) in exchange for $40,510 in cash. Under the terms of the acquisition, common shareholders received cash equal to 125% of adjusted tangible net worth. The acquisition of Gotham provided a strategic expansion into the metropolitan New York City market, enabling the Company to grow its small-to-middle market commercial business. Gotham delivered a core asset and deposit base, long-term client relationships, an advantageous location in midtown Manhattan and an initial client relationship team. Gotham’s results of operations are included in the Company’s results for all periods presented in these financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

3. Securities

A summary of the amortized cost and estimated fair value of our securities is presented below:

	June 30, 2014				September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential mortgage-backed securities (“MBS”):
Agency-backed	$520,745	$5,042	$(837)	$524,950	$284,837	$1,849	$(4,157)	$282,529
CMO/Other MBS	130,554	435	(1,366)	129,623	169,336	356	(3,038)	166,654
Total residential MBS	651,299	5,477	(2,203)	654,573	454,173	2,205	(7,195)	449,183
Other securities:
Federal agencies	180,593	5	(4,897)	175,701	273,637	—	(12,090)	261,547
Corporate	158,032	478	(1,706)	156,804	118,575	153	(3,795)	114,933
State and municipal	131,680	3,560	(324)	134,916	127,324	3,447	(2,041)	128,730
Trust preferred	37,681	850	(15)	38,516	—	—	—	—
Total other securities	507,986	4,893	(6,942)	505,937	519,536	3,600	(17,926)	505,210
Total available for sale	$1,159,285	$10,370	$(9,145)	$1,160,510	$973,709	$5,805	$(25,121)	$954,393

	June 30, 2014				September 30, 2013
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Held to Maturity
Residential MBS:
Agency-backed	$142,563	$2,089	$(44)	$144,608	$130,371	$716	$(108)	$130,979
CMO/Other MBS	65,363	50	(1,107)	64,306	25,776	33	(315)	25,494
Total residential MBS	207,926	2,139	(1,151)	208,914	156,147	749	(423)	156,473
Other securities:
Federal agencies	136,207	2,892	(934)	138,165	77,341	—	(3,458)	73,883
State and municipal	221,337	5,417	(281)	226,473	19,011	556	(546)	19,021
Other	5,000	348	—	5,348	1,500	19	—	1,519
Total other securities	362,544	8,657	(1,215)	369,986	97,852	575	(4,004)	94,423
Total held to maturity	$570,470	$10,796	$(2,366)	$578,900	$253,999	$1,324	$(4,427)	$250,896

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

In accordance with ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165,230 were transferred from held to maturity to available for sale. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221,904 of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. At the date of transfer, these securities were in an unrealized loss position of $9,657, which will be accreted into interest income using the level yield method over the life of the securities, which is estimated to be approximately 5.5 years, and at June 30, 2014 the unrealized loss accreted to $8,703. The unrealized loss amount is included in accumulated other comprehensive (loss) on an after-tax basis. Management believes the transfers of investment securities highlighted above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

The amortized cost and estimated fair values of securities at June 30, 2014 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	June 30, 2014
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$2,014	$2,031	$8,223	$8,289
One to five years	104,650	106,067	9,424	9,966
Five to ten years	356,166	351,605	178,973	181,420
Greater than ten years	45,156	46,234	165,924	170,311
Total other securities	507,986	505,937	362,544	369,986
Residential MBS	651,299	654,573	207,926	208,914
Total securities	$1,159,285	$1,160,510	$570,470	$578,900

Sales of securities for the three and nine months ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Available for sale securities:
Proceeds from sales	$170,615	$125,061	$476,104	$261,865
Gross realized gains	1,945	2,014	2,221	5,632
Gross realized losses	(752)	(69)	(1,614)	(79)
Income tax expense	343	598	149	1,605
Held to maturity securities:
Proceeds from sales	—	—	—	1,234
Gross realized gains	—	—	—	37
Income tax expense	—	—	—	11

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table summarizes securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for Sale
June 30, 2014
Residential MBS:
Agency-backed	$27,394	$(57)	$31,993	(780)	$59,387	$(837)
CMO/Other MBS	47,960	(518)	26,549	(848)	74,509	(1,366)
Total residential MBS	75,354	(575)	58,542	(1,628)	133,896	(2,203)
Federal agencies	44,301	(1,116)	130,302	(3,781)	174,603	(4,897)
Corporate	44,461	(561)	61,092	(1,145)	105,553	(1,706)
State and municipal	14,438	(113)	10,666	(211)	25,104	(324)
Trust preferred	3,930	(15)	—	—	3,930	(15)
Total	$182,484	$(2,380)	$260,602	$(6,765)	$443,086	$(9,145)

September 30, 2013
Residential MBS:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/Other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential MBS	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	Continuous unrealized loss position
	Less than 12 Months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to Maturity
June 30, 2014
Residential MBS:
Agency-backed	$7,279	$(44)	$—	$—	$7,279	$(44)
CMO/Other MBS	11,097	(534)	41,134	(573)	52,231	(1,107)
Total residential MBS	18,376	(578)	41,134	(573)	59,510	(1,151)
Federal agencies	24,066	(934)	—	—	24,066	(934)
State and municipal	27,488	(281)	—	—	27,488	(281)
Total	$69,930	$(1,793)	$41,134	$(573)	$111,064	$(2,366)

September 30, 2013
Residential MBS:
Agency-backed	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO/Other MBS	31,412	(337)	—	—	31,412	(337)
Total residential MBS	42,375	(423)	—	—	42,375	(423)
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
State and municipal	9,530	(546)	—	—	9,530	(546)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)

Substantially all of the unrealized losses at June 30, 2014 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At June 30, 2014, a total of 98 available for sale securities were in a continuous unrealized loss position for less than 12 months and 107 available for sale securities were in an unrealized loss position for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for an anticipated recovery in cost.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	June 30, 2014	September 30, 2013
Available for sale securities pledged for borrowings, at fair value	$272,389	$199,642
Available for sale securities pledged for municipal deposits, at fair value	494,236	580,756
Held to maturity securities pledged for back-to-back swaps, at amortized cost	5,035	4,645
Held to maturity securities pledged for borrowings, at amortized cost	68,796	55,497
Held to maturity securities pledged for municipal deposits, at amortized cost	381,528	167,926
Total securities pledged	$1,221,984	$1,008,466

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

4. Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	June 30, 2014	September 30, 2013
Commercial:
Commercial & industrial	$1,145,255	$439,787
Payroll finance	129,038	—
Warehouse lending	213,085	—
Factored receivables	144,012	—
Equipment financing	374,618	—
Total commercial	2,006,008	439,787

Commercial mortgage:
Commercial real estate	1,383,794	969,490
Multi-family	337,728	307,547
Acquisition, development & construction	102,090	102,494
Total commercial mortgage	1,823,612	1,379,531
Total commercial and commercial mortgage	3,829,620	1,819,318

Residential mortgage	528,176	400,009
Consumer:
Home equity lines of credit	154,610	156,995
Other consumer loans	46,218	36,576
Total consumer	200,828	193,571
Total loans	4,558,624	2,412,898
Allowance for loan losses	(36,350)	(28,877)
Total loans, net	$4,522,274	$2,384,021

Total loans include net deferred loan origination costs of $1,360 at June 30, 2014 and $1,201 at September 30, 2013.

Loans acquired from legacy Sterling were a total of $1,698,108 comprised of $1,683,454 of loans that were not considered impaired at the acquisition date and $14,654 of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC 310-30. At June 30, 2014, the net recorded amount of loans accounted for under ASC 310-30 was $11,663.
Loans acquired in the Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the three and nine months ended June 30, 2014.
At June 30, 2014, the Company pledged loans totaling $934,284 to the FHLB as collateral for certain borrowing arrangements. See Note 6. FHLB and Other Borrowings.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,131,022	$1,217	$10,400	$—	$2,616	$1,145,255
Payroll finance	95,247	31,707	—	2,084	—	129,038
Warehouse lending	213,085	—	—	—	—	213,085
Factored receivables	135,926	4,998	1,518	984	586	144,012
Equipment financing	373,187	152	610	—	669	374,618
Commercial real estate	1,358,852	4,309	3,596	391	16,499	1,383,647
Multi-family	337,728	—	—	—	147	337,875
Acquisition, development & construction	87,048	1,889	—	—	13,153	102,090
Residential mortgage	509,380	2,018	1,642	178	14,958	528,176
Consumer	191,880	3,080	1,335	8	4,525	200,828
Total loans	$4,433,355	$49,370	$19,101	$3,645	$53,153	$4,558,624
Total TDRs included above	$16,326	$126	$612	$—	$12,025	$29,089
Non-performing loans:
Loans 90+ days past due and still accruing					$3,645
Non-accrual loans					53,153
Total non-performing loans					$56,798

	September 30, 2013
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$438,818	$178	$2	$289	$500	$439,787
Commercial real estate	1,263,933	1,978	2,357	1,574	7,195	1,277,037
Acquisition, development & construction	96,306	768	—	—	5,420	102,494
Residential mortgage	390,072	354	267	1,832	7,484	400,009
Consumer	190,393	566	—	404	2,208	193,571
Total loans	$2,379,522	$3,844	$2,626	$4,099	$22,807	$2,412,898
Total TDRs included above	$23,754	$—	$—	$141	$2,199	$26,094
Non-performing loans:
Loans 90+ days past due and still accruing					$4,099
Non-accrual loans					22,807
Total non-performing loans					$26,906

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Activity in the allowance for loan losses for the three and nine months ended June 30, 2014 and 2013 is summarized below:

	For the three months ended June 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,669	$(891)	$79	$(812)	$3,140	$8,997
Payroll finance	610	—	—	—	438	1,048
Warehouse lending	132	—	—	—	263	395
Factored receivables	379	(79)	—	(79)	339	639
Equipment financing	1,306	(334)	—	(334)	685	1,657
Commercial real estate	10,866	(73)	102	29	420	11,315
Acquisition, development & construction	3,559	—	—	—	188	3,747
Residential mortgage	4,565	(127)	1	(126)	307	4,746
Consumer	3,929	(322)	29	(293)	170	3,806
Total loans	$32,015	$(1,826)	$211	$(1,615)	$5,950	$36,350

Annualized net charge-offs to average loans outstanding						0.15%

Loans acquired from Gotham Bank and legacy Sterling with a carrying amount of $1,092,217 were not included in the Company’s allowance for loan losses at June 30, 2014 as such loans include a fair value discount that considers expected lifetime credit losses.

	For the three months ended June 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$4,371	$(230)	$63	$(167)	$1,618	$5,822
Commercial real estate	9,149	(1,034)	148	(886)	1,058	9,321
Acquisition, development & construction	6,102	(1,043)	4	(1,039)	938	6,001
Residential mortgage	4,443	(516)	33	(483)	57	4,017
Consumer	3,479	(531)	36	(495)	229	3,213
Total loans	$27,544	$(3,354)	$284	$(3,070)	$3,900	$28,374

Annualized net charge-offs to average loans outstanding						0.54%

	For the nine months ended June 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,302	$(2,583)	$654	$(1,929)	$5,624	$8,997
Payroll finance	—	—	—	—	1,048	1,048
Warehouse lending	—	—	—	—	395	395
Factored receivables	—	(246)	—	(246)	885	639
Equipment financing	—	(623)	—	(623)	2,280	1,657
Commercial real estate	9,967	(1,024)	158	(866)	2,214	11,315
Acquisition, development & construction	5,806	(1,478)	—	(1,478)	(581)	3,747
Residential mortgage	4,474	(545)	9	(536)	808	4,746
Consumer	3,328	(673)	74	(599)	1,077	3,806
Total loans	$28,877	$(7,172)	$895	$(6,277)	$13,750	$36,350

Annualized net charge-offs to average loans outstanding						0.21%

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	For the nine months ended June 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$4,603	$(748)	$310	$(438)	$1,657	$5,822
Commercial real estate	7,230	(2,461)	560	(1,901)	3,992	9,321
Acquisition, development & construction	8,526	(3,204)	173	(3,031)	506	6,001
Residential mortgage	4,359	(2,425)	93	(2,332)	1,990	4,017
Consumer	3,564	(1,762)	106	(1,656)	1,305	3,213
Total loans	$28,282	$(10,600)	$1,242	$(9,358)	$9,450	$28,374

Annualized net charge-offs to average loans outstanding						0.57%

Loans acquired from Gotham Bank and legacy Sterling with a carrying amount of $1,092,217 were not included in the Company’s allowance for loan losses at June 30, 2014 as such loans include a fair value discount that considers expected lifetime credit losses. Since the acquisition date there have been no credit events that would increase the expected credit loss identified from the date of the Merger.

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit with an outstanding balance of $500 or less, which are evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is generally recognized through a charge-off to the allowance for loan losses.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$2,084	$1,141,063	$2,108	$1,145,255	$—	$8,997	$8,997
Payroll finance	—	129,038	—	129,038	—	1,048	1,048
Warehouse lending	—	213,085	—	213,085	—	395	395
Factored receivables	586	143,426	—	144,012	—	639	639
Equipment financing	398	374,220	—	374,618	—	1,657	1,657
Commercial real estate	13,182	1,701,714	6,626	1,721,522	—	11,315	11,315
Acquisition, development & construction	18,832	83,258	—	102,090	—	3,747	3,747
Residential mortgage	515	524,732	2,929	528,176	—	4,746	4,746
Consumer	—	200,828	—	200,828	—	3,806	3,806
Total loans	$35,597	$4,511,364	$11,663	$4,558,624	$—	$36,350	$36,350

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at June 30, 2014, as there was no further deterioration in the credit quality of these loans since the Merger date.

The following table sets forth the loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$2,631	$437,156	$439,787	$249	$5,053	$5,302
Commercial real estate	14,091	1,262,946	1,277,037	803	9,164	9,967
Acquisition, development & construction	19,582	82,912	102,494	540	5,266	5,806
Residential mortgage	515	399,494	400,009	—	4,474	4,474
Consumer	2	193,569	193,571	1	3,327	3,328
Total loans	$36,821	$2,376,077	$2,412,898	$1,593	$27,284	$28,877

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by segment of loans at June 30, 2014 and September 30, 2013:

	June 30, 2014			September 30, 2013
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Commercial & industrial	$2,085	$2,085	$—	$2,175	$2,131	$—
Factored receivables	586	586	—	—	—	—
Equipment financing	398	398	—	—	—	—
Commercial real estate	13,358	13,181	—	12,451	11,820	—
Acquisition, development & construction	19,742	18,832	—	17,971	17,945	—
Residential mortgage	515	515	—	515	515	—
Subtotal	36,684	35,597	—	33,112	32,411	—
With an allowance recorded:
Commercial & industrial	—	—	—	500	500	249
Commercial real estate	—	—	—	3,150	2,271	803
Acquisition, development & construction	—	—	—	2,753	1,637	540
Consumer	—	—	—	2	2	1
Subtotal	—	—	—	6,405	4,410	1,593
Total	$36,684	$35,597	$—	$39,517	$36,821	$1,593

During the quarter ended March 31, 2014, the Company modified its allowance for loan loss policy to generally require the charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three and nine months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$2,161	$—	$—	$1,886	$41	$19
Factored receivables	789	—	—	—	—	—
Equipment financing	199	—	—	—	—	—
Commercial real estate	13,568	44	—	11,611	138	60
Multi-family	132	—	—	—	—	—
Acquisition, development & construction	19,961	62	—	16,982	297	148
Residential mortgage	515	—	—	515	9	2
Subtotal	37,325	106	—	30,994	485	229
With an allowance recorded:
Commercial & industrial	—	—	—	938	—	—
Commercial real estate	—	—	—	5,885	—	—
Residential mortgage	—	—	—	—	—	—
Acquisition, development & construction	—	—	—	1,303	—	—
Consumer	—	—	—	1	—	—
Subtotal	—	—	—	8,127	—	—
Total	$37,325	$106	$—	$39,121	$485	$229

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

	For the nine months ended June 30, 2014			For the nine months ended June 30, 2013
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$2,551	$4	$2	$1,743	$64	$58
Factored receivables	643	—	—	—	—	—
Equipment financing	99	—	—	—	—	—
Commercial real estate	14,300	134	—	10,474	235	180
Multi-family	679	—	—	—	—	—
Acquisition, development & construction	21,957	196	—	11,548	446	444
Residential mortgage	386	—	—	257	23	5
Subtotal	40,615	334	2	24,022	768	687
With an allowance recorded:
Commercial & industrial	—	—	—	653	—	—
Commercial real estate	—	—	—	5,541	—	—
Residential mortgage	—	—	—	971	—	—
Acquisition, development & construction	—	—	—	—	—	—
Consumer	—	—	—	1	—	—
Subtotal	—	—	—	7,166	—	—
Total	$40,615	$334	$2	$31,188	$768	$687

Troubled Debt Restructuring:
The following tables set forth the amounts of the Company’s TDRs at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$163	$126	$—	$—	$1,621	$1,910
Commercial real estate	4,841	—	—	—	447	5,288
Acquisition, development & construction	6,029	—	—	—	6,817	12,846
Residential mortgage	5,293	—	612	—	3,140	9,045
Total	$16,326	$126	$612	$—	$12,025	$29,089
Allowance for loan losses	$389	$2	$33	$—	$363	$787

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

The Company had outstanding commitments to lend additional amounts of $0 and $4,101 to customers with loans classified as TDRs as of June 30, 2014, and September 30, 2013, respectively.

The following table presents loans by segment modified as TDRs that occurred during the three months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial & industrial	—	$—	$—	1	$191	$191
Commercial real estate	—	—	—	1	2,232	2,232
Multi-family	—	—	—	—	—	—
Acquisition, development & construction	—	—	—	—	—	—
Residential mortgage	—	—	—	3	693	693
Consumer	—	—	—	1	302	302
Total restructured loans	—	$—	$—	6	$3,418	$3,418

The following table presents loans by segment modified as TDRs that occurred during the nine months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial & industrial	—	$—	$—	4	$1,860	$1,860
Commercial real estate	—	—	—	2	2,682	2,682
Acquisition, development & construction	2	1,060	1,060	7	5,432	5,432
Residential mortgage	—	—	—	4	693	693
Consumer	—	—	—	1	302	302
Total restructured loans	2	$1,060	$1,060	18	$10,969	$10,969

The TDRs presented above increased the allowance for loan losses by $0 and $249 for the three months ended June 30, 2014 and 2013, respectively. There were $0 of charge-offs as a result of the above TDRs for each of the quarters ended June 30, 2014 and June 30, 2013.

The TDRs presented above increased the allowance for loan losses by $0 and $658 for the nine months ended June 30, 2014 and 2013, respectively. There were $0 and $97 of charge-offs as a result of the above TDRs for the nine months ended June 30, 2014 and 2013, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage and home equity lines of credit (“HELOC”)), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous basis unless the loan balance is greater than $500. This analysis is performed on at least a quarterly basis on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

5 - This grade includes loans to borrowers with adequate earnings and cash flow and reasonable debt service coverage ratios. Overall leverage is acceptable and there is average reliance upon trade debt. Management has a reasonable amount of experience and depth, and owners are willing to invest available outside capital as necessary.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of June 30, 2014 and September 30, 2013, the risk category of gross loans by segment was as follows:

	June 30, 2014			September 30, 2013
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful

Commercial & industrial	$28,710	$6,188	$—	$3,545	$3,855	$365
Factored receivables	802	586	—	—	—	—
Equipment financing	—	669	—	—	—	—
Commercial real estate	7,683	34,039	—	7,279	24,561	227
Acquisition, development & construction	1,050	16,785	—	1,867	19,410	—
Residential mortgage	2,583	15,661	—	824	9,786	—
Consumer	1,001	5,179	3	15	2,891	—
Total	$41,829	$79,107	$3	$13,530	$60,503	$592

5. Deposits

Deposit balances are summarized as follows:

	June 30, 2014	September 30, 2013
Non-interest bearing demand	$1,645,127	$943,934
Interest bearing demand	751,077	434,398
Savings	596,297	580,125
Money market	1,552,451	735,709
Certificates of deposit	557,505	268,128
Total deposits	$5,102,457	$2,962,294

Municipal deposits totaled $824,522 and $757,066 at June 30, 2014 and September 30, 2013, respectively. See Note 3. Securities, for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Summarized below are the Company’s brokered deposits included in the table above:

	June 30, 2014	September 30, 2013
Money market	$87,303	$34,571
Reciprocal CDARs(1)	111,750	1,343
CDARs one way	3,027	768
Total brokered deposits	$202,080	$36,682
(1)  Certificate of deposit account registry service.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

6. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	June 30, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$939,868	1.43%	$442,602	2.77%
Repurchase agreements	23,601	0.31	20,351	0.88
Senior notes	98,308	5.98	98,033	5.98
Total borrowings	$1,061,777	1.83%	$560,986	3.26%
By remaining period to maturity:
One year or less	$563,085	0.55%	$158,897	0.95%
One to two years	145,194	0.55	78,717	1.97
Two to three years	182,619	3.66	191	5.32
Three to four years	70,000	4.01	202,414	4.21
Four to five years	98,308	5.98	118,033	5.57
Greater than five years	2,571	4.92	2,734	4.92
Total borrowings	$1,061,777	1.83%	$560,986	3.26%

As a member of the FHLB, the Bank may borrow in the form of term and overnight borrowings up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2014 and September 30, 2013, the Bank had pledged mortgage loans totaling $934,284 and $784,422, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. Securities. As of June 30, 2014, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a market value of $626,033.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 as of June 30, 2014 and September 30, 2013. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 2.81 years and 3.56 years, respectively, and a weighted average interest rate of 4.23% at each of June 30, 2014 and September 30, 2013.

The Bank had two $10,000 repurchase agreements at September 30, 2013 that were assumed in connection with the Gotham transaction and were repaid during the nine months ended June 30, 2014.

The Company also assumed repurchase agreements in the Merger. At June 30, 2014, total repurchase agreements outstanding were $23,601, with a weighted average interest rate of 0.31% and a weighted average term to maturity of 1 day . The Bank has pledged investment securities as collateral for these borrowings (see Note 3. Securities).

On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate obligations (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at June 30, 2014 and September 30, 2013 the unamortized discount was $1,692 and $1,967, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an all-in cost of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 of each year beginning January 2, 2014 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

The Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

The indenture includes provisions that, among other things, restrict the Company’s ability to dispose of, or issue shares of, voting stock of a principal subsidiary bank (as defined in the Indenture) or transfer the entirety of or a substantial amount of the Company’s assets or merge or consolidate with or into other entities, without satisfying certain conditions.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The Senior Notes will not be registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

7. Subordinated Debentures

In February 2002, legacy Sterling issued $25,000 of trust preferred capital securities (the “Subordinated Debentures”). The capital securities, which were due March 31, 2032 and bore interest at 8.375%, were issued by Sterling Bancorp Trust I, a wholly-owned, non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774 junior subordinated debenture securities that paid interest at 8.375% issued by the Company. The Company was not considered the primary beneficiary of the trust (which is a VIE); therefore, the trust was not consolidated in the Company’s financial statements, but rather the subordinated debentures were recorded as a liability. The debt securities were due concurrently with the capital securities. The capital securities were redeemable at a price equal to their principal amount plus interest accrued to the date of redemption at par.
On June 1, 2014, the Company redeemed all of the outstanding capital securities at a redemption price equal to 100% of the liquidation amount of the securities plus accumulated and unpaid interest, with such redemption payment made on June 2, 2014. In connection with the redemption, the Company eliminated the unamortized premium recorded to reflect the fair value of the Subordinated Debentures at the date of the Merger. The balance of the unamortized premium was $712 and this amount was recognized as a gain on extinguishment of debt and recorded as a reduction of other non-interest expense in the three months and nine months ended June 30, 2014.
8. Guarantor’s Obligations Under Guarantees

Most letters of credit issued by or on behalf of the Bank are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Bank can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of June 30, 2014, the Bank had $94,165 in outstanding letters of credit, of which $16,915 are cash-secured and $35,033 were secured by other collateral. The carrying values of these obligations are not considered material.

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against them, and we intend to defend vigorously each case, other than matters they describe as having settled. The Company and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

On June 25, 2014, the New York State Supreme Court approved the final settlement of the previously disclosed shareholder class actions consolidated under the caption In re Sterling Shareholders Litigation, Index No. 651263/2013 (N.Y. Sup. Ct., N.Y. County, 2013), alleging, among other things, that legacy Sterling’s board of directors breached its fiduciary duties by agreeing to the Merger transaction described in Note 2, Acquisition, and by failing to disclose all material information to shareholders. The 30-day appeal period has passed and the settlement, which included payment of the plaintiff’s legal fees, is final.

10. Earnings Per Common Share

The number of shares used in the computation of basic earnings per share excluded unallocated Employee Stock Ownership Plan shares (the ESOP was terminated October 30, 2013 and the ESOP loan was settled on February 4, 2014) and unvested shares of restricted stock that are not participating securities.

Common stock equivalent shares are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested recognition and retention plan shares were exercised or became vested during the periods presented.

Basic earnings per common share are computed as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding (basic)	83,580,050	43,801,867	79,142,738	43,766,402
Net income	$15,011	$6,376	$11,341	$19,925
Basic earnings per common share	0.18	0.15	0.14	0.46

Diluted earnings per common share are computed as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding (basic)	83,580,050	43,801,867	79,142,738	43,766,402
Effect of common stock equivalents	226,085	104,291	258,993	84,199
Weighted average common shares outstanding (diluted)	83,806,135	43,906,158	79,401,731	43,850,601
Net income	$15,011	$6,376	$11,341	$19,925
Diluted earnings per common share	0.18	0.15	0.14	0.45

As of June 30, 2014 and June 30, 2013, 562,810 and 1,254,124 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the three month periods, respectively. As of June 30, 2014 and June 30, 2013, 753,729 and 1,314,058 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the nine month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

11. Other Non-Interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Other non-interest expense:
Advertising and promotion	$963	$307	$1,694	$1,086
Professional fees	1,683	526	5,000	2,653
Data and check processing	1,117	588	2,375	2,060
Insurance - general	676	368	2,028	874
Charge for asset write-downs, banking systems conversion, retention and severance compensation	2,321	—	25,354	—
Other	3,566	2,010	12,293	6,102
Total other non-interest expense	$10,326	$3,799	$48,744	$12,775

12. Stock-Based Compensation

The Company has active stock-based compensation plans as described below. Total compensation expense that was charged against income for these plans was $773 and $412, for the three months ended June 30, 2014 and 2013, respectively. There was no income tax benefit realized in these periods.

Total compensation expense that was charged against income for these plans was $2,405 and $1,362, for the nine months ended June 30, 2014 and 2013, respectively. There was no income tax benefit realized in these periods.

Active Stock-Based Compensation Plans

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock as of June 30, 2014. The 2014 Plan replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) described below.

The 2012 Plan was a shareholder-approved plan that permitted the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards. Prior to the approval of the 2014 Plan, there were 561,995 shares remaining for issuance under the 2012 Plan. These shares are included in the aggregate 3,400,000 shares available under the 2014 Plan. The Company will no longer make awards under the 2012 Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), is a shareholder-approved plan that permits the grant of stock options to its employees for up to 2,796,220 shares of common stock, of which 260,200 shares remained available for issuance as of June 30, 2014.

Under the terms of the plans above, stock option awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant; the awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. The Company has a policy of using shares held as treasury stock to satisfy its stock-based compensation issuances. Currently, the Company has a sufficient number of treasury shares to satisfy expected stock based compensation issuances.

Compensation expense is recognized on a straight-line basis over the vesting period of the awards based on the fair value of the stock at the issue date. RRP shares vest annually on the anniversary of the grant date over the vesting period. Total shares remaining that are authorized and available for future grant under the RRP are 1,411 at June 30, 2014.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Under the 2014 Plan, any shares that are subject to stock options or stock appreciation rights are counted as one share deducted from the 2014 Plan for every one share delivered under those awards. Any shares granted under the 2014 Plan that are subject to awards other than stock options and stock appreciation rights are counted as 3.5 shares deducted from the 2014 Plan for every one share delivered under those awards. Under the 2004 Plan and the RRP, each grant of stock or restricted stock counts as one share deducted from the applicable plan for every one share delivered under those awards.

In connection with the Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested legacy Sterling stock options. Substantially all of these options expire March 15, 2017. During the nine months ended June 30, 2014, 31,561 of these awards were canceled or forfeited. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.
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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the nine months ended June 30,
	2014	2013
Risk-free interest rate	1.74%	0.96%
Expected stock price volatility	26.5%	40.8%
Dividend yield (1)	2.05%	2.61%
Expected term in years	5.75	5.75
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.
The following table summarizes the combined activity in the Company’s stock-based compensation plans for the nine months ended June 30, 2014:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at September 30, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Stock Incentive Plan	3,400,000	—	—	—	—
2012 Stock Incentive Plan termination	(561,995)	—	—	—	—
Grants associated with the Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(595,435)	101,078	11.36	249,862	11.36
Stock awards vested	—	(46,590)	8.75	—	—
Exercised	—	—	—	(491,123)	11.39
Forfeited	279,360	(18,841)	9.18	(326,121)	12.17
Canceled/expired	(5,000)	—	—	—	—
Balance at June 30, 2014	3,661,611	597,308	$10.89	1,651,279	$10.54
Exercisable at June 30, 2014				963,222	$11.31
(1) Reflects certain non-vested stock awards that count as 3.5 shares deducted from the plan for every one share delivered under these awards.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The weighted average fair value of options granted was $2.49 and $2.74 for the nine months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $1,176 of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted average period of 1.63 years.

As of June 30, 2014, there was $4,586 of total unrecognized compensation expense related to non-vested restricted shares granted under the 2012 Plan, the RRP and the Registration Statement on Form S-8. The expense is expected to be recognized over a weighted average period of 2.04 years.

There were no stock-based award modifications for the nine months ended June 30, 2014 or 2013.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

13. Pension and Other Post Retirement Plans

On May 31, 2014, the Company merged the Provident Bank Benefit Pension Plan (the “legacy Provident Plan”) and legacy Sterling/Sterling National Bank Employees’ Retirement Plan (the “legacy Sterling Plan”) and formed the Sterling National Bank Defined Benefit Pension Plan. Net pension expense and post-retirement expense, which is recorded in compensation and employee benefits expense in the consolidated statements of operations, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$12	$12
Interest cost	266	363	33	31
Expected return on plan assets	(116)	(616)	—	—
Amortization of net transition obligation	—	—	6	6
Amortization of prior service cost	—	—	12	11
Amortization of loss or (gain)	32	516	—	(6)
Charge on settlement of a portion of defined benefit plan	(236)	—	—	—
Total (benefit) cost	$(54)	$263	$63	$54

	Pension plan		Other post retirement plans
	For the nine months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$35	$35
Interest cost	2,045	1,089	99	94
Expected return on plan assets	(2,488)	(1,847)	—	—
Amortization of net transition obligation	—	—	18	18
Amortization of prior service cost	—	—	36	35
Amortization of (gain) or loss	177	1,547	—	(19)
Charge on settlement of a portion of defined benefit plan	3,859	—	—	—
Total cost	$3,593	$789	$188	$163

In connection with the Merger, the Company assumed the following pension liabilities on October 31, 2013:

•
A liability for the legacy Sterling Supplemental Executive Retirement Plan (the “legacy Sterling SERP”) for designated participants. The balance of the liability assumed was $41,412 and was settled through a cash payment to the designated participants on November 8, 2013.

•
A liability for the legacy Sterling Plan.  The legacy Sterling Plan was a defined benefit plan that covered eligible employees of legacy Sterling and legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

•
A liability for the legacy Sterling life insurance benefits provided to certain officers.  The level of coverage provided is determined upon years of service with legacy Sterling and the Company and the employee’s date of retirement.  The Company’s post-retirement

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

benefit plan is unfunded and the liability at June 30, 2014 was $9,007. For the three and nine months ended June 30, 2014, the Company recognized an expense of $75 and $279, respectively, related to legacy Sterling’s post-retirement benefit plan.

As of June 30, 2014, the Company has not made contributions and does not anticipate that additional contributions will be made during the remainder of fiscal year 2014 to the Sterling National Bank Defined Benefit Pension Plan. The legacy Provident Pension Plan liability was $31,705 at September 30, 2013. During the nine months ended June 30, 2014, the Company settled a portion of its pension plan liability through the acquisition of annuity contracts from a nationally recognized insurance company in the amount of $14,576, which together with the net amount of benefits paid and interest cost reduced the pension plan liability to $20,569 at June 30, 2014.   The legacy Provident Plan’s over funded status decreased from $3,712 at September 30, 2013 to $3,475 at June 30, 2014. In connection with the partial settlement, the Company incurred a charge on the accelerated amortization of its accumulated other comprehensive loss on the defined benefit plan in the amount of $2,743, which was realized through earnings as part of Non-interest expense - Compensation and benefits during the nine months ended June 30, 2014.

On March 28, 2014, the Company settled a portion of the legacy Sterling Plan liability through the acquisition of annuity contracts from a nationally recognized insurance company in the amount of $29,947, which reduced the pension plan liability to $28,103 at June 30, 2014. At June 30, 2014, the legacy Sterling Plan had assets of approximately $44.7 million and was over funded by approximately $16.7 million. The prepaid pension asset related to the legacy Sterling Plan is recorded in other assets on the Company’s balance sheet. For the three months ended June 30, 2014, the Company recognized a pension benefit of $(374) related to the legacy Sterling Plan. For the nine months ended June 30, 2014, the Company recognized pension expense of $834 comprised of a termination charge of $1,116 and a pension benefit of $(282).

The Company has also established a non-qualified Supplemental Executive Retirement Plan (“SERP”) to provide certain executives with supplemental retirement benefits in addition to the benefits provided by the pension plan due to amounts limited by the Internal Revenue Code of 1986, as amended (“IRS Code”). The periodic pension expense for the SERP amounted to $63 for the three months ended June 30, 2014 and $12 for the three months ended June 30, 2013. The periodic pension expense for the SERP amounted to $188 for the nine months ended June 30, 2014 and $36 for the nine months ended June 30, 2013. The liability for the SERP was $1,175 and $1,203 at June 30, 2014 and September 30, 2013, respectively. For the three months ended June 30, 2014 and 2013 there was $25 and $26, respectively, in contributions to fund benefit payments related to the SERP. For the nine months ended June 30, 2014 and 2013 there was $76 and $53, respectively, in contributions to fund benefit payments related to the SERP.

On October 30, 2013,  the Company terminated the ESOP.  In accordance with the provisions of the plan, all participants received contributions for calendar year 2013 and became 100% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares, 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the ESOP, the remaining 10,927 shares were allocated ratably to ESOP participants.  The Company incurred ESOP expense of $286 including a $134 plan termination charge during the nine months ended June 30, 2014.

14. Derivatives

The Company purchased two interest rate caps in fiscal 2010 to assist in offsetting a portion of interest rate exposure should short- term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings; there was no fair value gain or loss recorded for the three months ended June 30, 2014 or 2013. Losses recognized in earnings for the three months ended June 30, 2014 and 2013 were $0. For the nine months ended June 30, 2014 and 2013 the fair value loss was $0 and $1, respectively. The fair value of the interest rate caps at June 30, 2014, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $5,036 and a fair value of $4,807 as of June 30, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Summary information regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
At June 30, 2014
Interest rate caps	$50,000	0.43	3.75%	NA	$—
Third-party interest rate swaps	52,622	5.01	4.22	1 m Libor + 2.45	1,058
Customer interest rate swaps	(52,622)	5.01	4.22	1 m Libor + 2.45	(1,058)
At September 30, 2013
Interest rate caps	$50,000	1.18	3.75%	NA	$—
Third-party interest rate swaps	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swaps	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)

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

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risk, etc.) or inputs that are derived principally from, or corroborated by, market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based on quoted market prices, when available. If quoted market prices in active markets are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincide with the Company’s monthly and/or quarterly valuation process.

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

The Company reports the fair value of private label collateralized mortgage obligations or “CMOs” with a rating from a nationally recognized bond rating agency of below investment grade using Level 3 inputs. As of June 30, 2014, these securities have an amortized cost and fair value of $2,998, representing 0 basis points of our total investment portfolio. At June 30, 2014, we do not anticipate further OTTI charges on these securities. These securities, along with all of the Company’s other securities, will be reviewed on at least a quarterly basis to assess whether the impairment, if any, is OTTI.

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

A summary of assets and liabilities at June 30, 2014 measured at estimated fair value on a recurring basis is as follows:

	June 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$524,950	$—	$524,950	$—
CMO/Other MBS	126,625	—	126,625	—
Private label CMOs	2,998	—	—	2,998
Total residential MBS	654,573	—	651,575	2,998
Other securities:
Federal agencies	175,701	—	175,701	—
Corporate bonds	38,516	—	38,516	—
State and municipal	134,916	—	134,916	—
Trust preferred	156,804	—	156,804	—
Total other securities	505,937	—	505,937	—
Total investment securities available for sale	1,160,510	—	1,157,512	2,998
Interest rate caps and swaps	1,058	—	1,058	—
Total assets measured at estimated fair value on a recurring basis	$1,161,568	$—	$1,158,570	$2,998
Liabilities:
Interest rate swaps	$1,058	$—	$1,058	$—
Total liabilities measured at estimated fair value on a recurring basis	$1,058	$—	$1,058	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

A summary of assets and liabilities at September 30, 2013 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$282,529	$—	$282,529	$—
CMO/Other MBS	163,041	—	163,041	—
Private label CMOs	3,613	—	—	3,613
Total residential MBS	449,183	—	445,570	3,613
Other securities:
Federal agencies	261,547	—	261,547	—
Corporate bonds	114,933	—	114,933	—
State and municipal	128,730	—	128,730	—
Total other securities	505,210	—	505,210	—
Total investment securities available for sale	954,393	—	950,780	3,613
Interest rate caps and swaps	997	—	997	—
Total assets measured at estimated fair value on a recurring basis	$955,390	$—	$951,777	$3,613
Liabilities:
Interest rate swaps	$997	$—	$997	$—
Total liabilities measured at estimated fair value on a recurring basis	$997	$—	$997	$—

There were no transfers between Level 1 and Level 2 inputs during the nine months ended June 30, 2014 or 2013.

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

When mortgage loans held for sale are sold with servicing rights retained, the carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights, which is equal to its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $35,597 and $35,230 (which equals the carrying value less the allowance for loan losses allocated to these loans) at June 30, 2014 and September 30, 2013, respectively. Changes in fair value recognized in provisions on loans held by the Company were $871 and $4,365 for the nine months ended June 30, 2014 and 2013, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

A summary of impaired loans at June 30, 2014 measured at estimated fair value on a non-recurring basis is the following:

	June 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$649	$—	$—	$649
Acquisition, development & construction	2,299	—	—	2,299
Total impaired loans measured at fair value	$2,948	$—	$—	$2,948

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$500	$—	$—	$500
Commercial real estate	3,672	—	—	3,672
Acquisition, development & construction	1,839	—	—	1,839
Consumer	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at June 30, 2014 and September 30, 2013 was $1,617 and $1,978, respectively.

Assets Taken in Foreclosure of Defaulted Loans

Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $5,017 and $6,022 at June 30, 2014 and September 30, 2013, respectively. There were write-downs of $0 and $284 related to changes in fair value recognized through income for other real estate owned held by the Company during the three months ending June 30, 2014 and 2013, respectively.

There were write-downs of $224 and $1,065 related to changes in fair value recognized through income for other real estate owned held by the Company during the nine months ending June 30, 2014 and 2013, respectively.

Significant Unobservable Inputs to Level 3 Measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at June 30, 2014:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range(1) (weighted average)
Impaired loans:
Commercial real estate and multi-family	$649	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Acquisition, development & construction	2,299	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Commercial real estate	4,132	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Residential mortgage	885	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Mortgage servicing rights	1,617	Third-party valuation	Discount rate	9.3% - 12.8%
		Third-party valuation	Prepayment speed	100 - 968 (weighted average of 224)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

Fair Values of Financial Instruments

FASB Codification Topic 825 - Financial Instruments, requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated statements of financial condition for interim and annual periods. Fair value is the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2014:

	June 30, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$216,509	$216,509	$—	$—
Securities available for sale	1,160,510	—	1,157,512	2,998
Securities held to maturity	570,470	—	578,900	—
Loans, net	4,522,274	—	—	4,562,393
Loans held for sale	20,217	—	20,217	—
Accrued interest receivable on securities	6,990	—	6,990	—
Accrued interest receivable on loans	9,579	—	—	9,579
FHLB stock and Federal Reserve Bank stock	74,078	—	—	—
Interest rate caps and swaps	1,058	—	1,058	—
Financial liabilities:
Non-maturity deposits	$(4,544,952)	$(4,544,952)	$—	$—
Certificates of deposit	(557,505)	—	(557,310)	—
FHLB and other borrowings	(939,868)	—	(960,883)	—
Other borrowings	(23,601)	—	(23,601)	—
Senior Notes	(98,308)	—	(101,052)	—
Mortgage escrow funds	(3,980)	—	(3,979)	—
Accrued interest payable on deposits including escrow	(398)	—	(398)	—
Accrued interest payable on borrowings	(4,273)	—	(4,273)	—
Interest rate caps and swaps	(1,058)	—	(1,058)	—

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

Other Financial Instruments
Other financial assets and liabilities listed in the table above have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance-sheet financial instruments described in Note 8. Guarantor’s Obligations Under Guarantees were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2014 and September 30, 2013, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value and are classified as Level 2.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

16. Accumulated Other Comprehensive (Loss) Income

Activity in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the nine month periods ended June 30, 2014 and 2013, was as follows:

	Unrealized gains(losses) on securities	Unrealized gains (losses) for pension and other post-retirement obligations	Total
Balance at September 30, 2012	$15,066	$(8,167)	$6,899
Other comprehensive loss before reclassifications	(22,173)	—	(22,173)
Amounts reclassified from AOCI	(3,301)	918	(2,383)
Period change	(25,474)	918	(24,556)
Balance at June 30, 2013	$(10,408)	$(7,249)	$(17,657)

Balance at September 30, 2013	$(11,472)	$(3,858)	$(15,330)
Other comprehensive income before reclassifications	7,223	—	7,223
Amounts reclassified from AOCI	(349)	684	335
Period change	6,874	684	7,558
Balance at June 30, 2014	$(4,598)	$(3,174)	$(7,772)

The following table presents the reclassification adjustments from AOCI included in net income and the impacted line items on the income statement for the nine months ended June 30, 2014:

Components of AOCI	Amount reclassified from AOCI and impact on net income (1)	Affected income statement line item

Unrealized gains on available for sale securities:
	$607	Non-interest income - net gain on sale of securities
	(258)	Tax expense
	$349	Net change after-tax

Amortization of defined benefit pension items:
Loss on settlement of portion of defined benefit plan	$(1,190)	Non-interest expense - compensation and employee benefits (2)
	506	Tax benefit
	$(684)	Net change after-tax

(1) Amounts in parentheses indicate a reduction from income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 13. - Pension and Other Post Retirement Plans for additional details).

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

17. Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09 Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.

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

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; and

•
our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to complete merger and acquisition activities and realize expected strategic and operating efficiencies associated with such matters.

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

Overview and Management Strategy

Sterling Bancorp, of which the principal subsidiary is the Bank, specializes in the delivery of service and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, us, or the Company may signify the Bank, depending on the context.

We focus our efforts on generating core deposit relationships, and originating high quality commercial and industrial, commercial real estate, residential mortgage and other consumer loans mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for, and originate loans at, an interest rate spread over our cost of funding that allows us to generate attractive risk-adjusted returns. Our strategic objectives include growing revenues and earnings by procuring new clients, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumers, expanding our delivery and distribution channels, creating a high productivity performance culture, closely monitoring operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on key metrics including return on equity, return on assets and earnings per share.

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

Recent Developments

We successfully completed the Merger on October 31, 2013. See Note 1. Basis of Presentation for details on the transactions and events that comprised the Merger. Legacy Sterling results since November 1, 2013 are included in the results from operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the nine months ended June 30, 2014 include eight months of operations of legacy Sterling and nine months of operations of the Company. See Note 2. Acquisitions for disclosure on the impact of the Merger with legacy Sterling.

The Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. We believe the Merger created a larger, more efficient organization by combining our differentiated team-based distribution channels with legacy Sterling’s diverse lending businesses and capabilities. We anticipate that the Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities. As a result of the Merger, we have a diversified loan portfolio composition which as of June 30, 2014 consisted of approximately 43.8% of commercial and industrial loans, 37.6% of commercial real estate loans and 15.9% of residential mortgage and other consumer loans. Further, the Merger provides us with a greater, more diversified non-interest income stream. For the quarter ended June 30, 2014, non-interest income was $13.5 million, which represented 18.7% of total revenue (net interest income plus non-interest income). Our goal is to increase this percentage to 20% or more of total revenue over time.

As of June 30, 2014,  the Company had 21 commercial relationship teams and 36 financial centers. During the nine months ended June 30, 2014, the Company consolidated 10 financial centers and announced its intention to consolidate three additional locations in 2014. The Company intends to continue executing its differentiated, single point of contact distribution strategy to deliver our full suite of lending and deposit products to our core target of small and middle market commercial and consumer clients. We anticipate we will continue to grow our number of commercial relationship teams by 3 - 5 teams annually.

In connection with the Merger, we announced a target of achieving $34.0 million of cost savings upon full integration of the legacy companies. Our operating results in the quarter ended June 30, 2014 reflect the positive impact of the Merger on our operating efficiency. During the quarter, our core operating efficiency ratio was 57.8%, which represented an improvement of 366 basis points relative to the prior quarter. We anticipate we will continue to identify and execute additional operating efficiencies related to the Merger in the future.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company generally bases its estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or the results from operations.

The Company evaluates the appropriateness of its critical accounting policies on a quarterly basis. There were no material changes to the Company’s critical accounting policies in the quarter ended June 30, 2014. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for income taxes and the recognition of interest income.
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

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Per Common Share Data
Earnings, basic	$0.18	$0.15	$0.14	$0.46
Earnings, diluted	0.18	0.15	0.14	0.45
Book value	11.40	10.83	11.40	10.83
Tangible book value (1)	6.20	7.01	6.20	7.01
Dividends declared per share (2)	0.07	0.06	0.14	0.18
Performance Ratios (annualized)
Return on average assets	0.85%	0.68%	0.23%	0.70%
Return on average equity	6.37	5.18	1.71	5.40
Return on average tangible equity (1)	11.86	7.88	3.15	8.26
Core operating efficiency (1)	57.8	59.1	61.2	62.2
Balance Sheet Data (dollars in thousands)
Total assets	$7,250,729	$3,824,429	$7,250,729	$3,824,429
Total securities	1,730,980	1,065,724	1,730,980	1,065,724
Total loans	4,558,624	2,336,534	4,558,624	2,336,534
Allowance for loan losses	(36,350)	(28,374)	(36,350)	(28,374)
Total goodwill and other intangible assets	435,185	169,318	435,185	169,318
Deposits	5,102,457	2,739,214	5,102,457	2,739,214
Borrowings	1,061,777	552,805	1,061,777	552,805
Stockholders’ equity	953,433	480,165	953,433	480,165
Tangible equity (1)	518,248	310,847	518,248	310,847
Statement of Operations Data (dollars in thousands)
Net interest income	$58,451	$28,317	$158,355	$84,059
Provision for loan losses	5,950	3,900	13,750	9,450
Non-interest income	13,471	6,581	35,084	21,092
Non-interest expense	44,904	21,789	164,647	67,674
Net income	15,011	6,376	11,341	19,925
Capital Ratios
Tangible equity as a % of tangible assets (1)	7.60%	8.50%	7.60%	8.50%
Asset Quality (dollars in thousands)
Non-performing loans (NPLs): non-accrual	$53,153	$27,244	$53,153	$27,244
Non-performing loans (NPLs): still accruing	3,645	4,216	3,645	4,216
Other real estate owned	5,017	4,376	5,017	4,376
Non-performing assets (NPAs)	61,815	35,836	61,815	35,836
Net charge-offs	1,615	3,070	6,277	9,358
Net charge-offs as a % of average loans (annualized)	0.15%	0.54%	0.21%	0.57%
NPLs as a % of total loans	1.25	1.35	1.25	1.35
NPAs as a % of total assets	0.85	0.94	0.85	0.94
Allowance for loan losses as a % of NPLs	64.0	90.2	64.0	90.2
Allowance for loan losses as a % of total loans	0.80	1.21	0.80	1.21
(1) See reconciliation of non-GAAP financial measures on page 60.
(2) In connection with the Merger, the Company accelerated the declaration of a $0.06 dividend to the prior fiscal year.

Summary
Key highlights as of and for the nine months ended June 30, 2014 included the following:

•	Total loans reached $4.6 billion.

•
Commercial and industrial loans represented 43.8% of our loan portfolio at June 30, 2014 compared to 18.2% at September 30, 2013. Commercial real estate loans represented 37.6% of our loan portfolio at June 30, 2014 compared to 52.9% at September 30, 2013.

•	The allowance for loan losses was $36.4 million at June 30, 2014 compared to $28.9 million at September 30, 2013.

•	Total deposits were $5.1 billion.

•
Return on average tangible equity, a non-GAAP financial measure, was 3.15% for the nine months ended June 30, 2014 compared to 8.26% for the nine months ended June 30, 2013 (see page 60 for a reconciliation of this non-GAAP financial measure). This ratio was impacted by the Merger-related expense and other charges discussed below.

•
Return on average assets was 0.23% for the nine months ended June 30, 2014 compared to 0.70% for the nine months ended June 30, 2013. This ratio was impacted by the Merger-related expenses and other charges discussed below.

•	The core operating efficiency ratio, a non-GAAP financial measure, was 61.2% for the nine months ended June 30, 2014 compared to 62.2% for the nine months ended June 30, 2013.

Results from operations for the nine months ended June 30, 2014 were impacted by costs associated with the Merger and other charges, which were partially offset by gains as follows:

•
We incurred $9.5 million of merger-related expenses, which included professional advisory fees and legal fees, a portion of change-in-control payments, costs associated with changing signage at various office and financial center locations and other merger-related items. These items were recorded in our statement of operations as Non-interest expense - Merger-related expenses.

•
We recognized a charge of $25.4 million for asset write-downs and compensation items.  Approximately $14.6 million of the total amount consisted of charges to reduce the carrying value of premises and equipment as the Company intends to consolidate several office locations and financial centers in fiscal 2014. Other charges consisted of an accrual of $2.4 million for our banking systems conversion, which included the payment of an early termination fee to our current service provider of $1.2 million; charges for employee retention payments and severance compensation; and a write-off of the naming rights to Provident Bank Ballpark. The banking systems conversion will allow us to fully integrate the information technology systems of legacy Provident and legacy Sterling and better position the Company for sustained and profitable growth. These items were recorded in our statement of operations as Other non-interest expense - Charge for asset write-downs, banking systems conversion, retention and severance compensation.

•
We recognized a charge of $4.2 million related to the settlement of a portion of the Company’s defined benefit pension plans and ESOP. A significant portion of the charge represented the acceleration of future amortization of pension plan expense included in accumulated other comprehensive loss on the Company’s balance sheet. This charge was recorded in our income statement in Non-interest expense - Compensation and employee benefits.

•	We recognized the following gains:

◦	A gain on the sale of investment securities of $607 thousand.

◦	A gain on the sale of a financial center of $925 thousand. This gain was recorded in our income statement in Non-interest expense - other real estate owned (income) expense, net.

◦	A gain from the redemption of the Subordinated Debentures of $712 thousand. This gain was recorded in our income statement as Other non-interest expense.

The Company earned $11.3 million or $0.14 per diluted share for the first nine months of fiscal 2014 compared to net income of $19.9 million or $0.45 per diluted share for the first nine months of fiscal 2013.

In addition, results from operations for the three months ended June 30, 2014 were impacted by the factors below:

•	A charge of $571 thousand related to the consolidation of our financial centers and other real estate locations.

•
A charge of $1.7 million associated with our banking systems conversion, which included the payment of an early termination fee to our current service provider of $1.2 million. This charge was recorded in our income statement in Non-interest expense - Other.

•	A gain on sale of investment securities of $1.2 million and the gains related to the sale of the financial center and the redemption of the Subordinated Debentures which totaled $1.6 million.

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total assets as of June 30, 2014 were $7.3 billion, an increase of $3.2 billion or 79.1% from September 30, 2013 mainly due to the completion of the Merger in which we acquired assets with a fair value of $2.7 billion and recorded goodwill and other intangible assets of $264.8 million.

Total securities increased by $522.6 million, or 43.2%, to $1.7 billion at June 30, 2014 as compared to September 30, 2013. Total securities represented 23.9% of total assets at June 30, 2014 relative to 29.8% of total assets at September 30, 2013. In connection with the Merger, we acquired at fair value $233.2 million of securities that had been classified as available for sale (“AFS”) and $374.7 million of securities that had been classified as held to maturity (“HTM”). The Company classified $480.7 million of the acquired securities as AFS and $127.3 million as HTM.

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

During the nine months ended June 30, 2014, the Company sold $476.1 million of AFS securities, including the sale of $244.8 million of agency securities, $38.5 million of short-term commercial paper and $192.8 million of other securities.  Offsetting these sales were purchases of $328.8 million of mortgage-backed securities, $45.6 million of obligations of state and local governments, and $113.4 million of corporate notes.

Gross loans as of June 30, 2014 were $4.6 billion, which represented a $2.1 billion increase relative to September 30, 2013, which was mainly related to the Merger and organic growth generated through our relationship banking teams. Our loan composition at June 30, 2014 was approximately 43.8% in commercial and industrial loans, 37.6% in commercial real estate loans and 16.4% in residential mortgage and other consumer loans.

Allowance for loan losses. Under accounting guidance established for business combinations, acquired loans are recorded at fair value with no allowance for loan losses on the date of acquisition. An allowance for loan loss is recorded by the Company for the emergence of new probable and estimable loan losses on acquired loans that were not impaired as of the acquisition date. Due to this accounting requirement, certain measures of the allowance for loan losses and related metrics are not comparable to periods prior to the Merger date.

The allowance for loan losses was $36.4 million at June 30, 2014 compared to $28.9 million at September 30, 2013. The allowance represented 0.80% of total loans at June 30, 2014 compared to 1.20% of total loans at September 30, 2013 and the allowance for loan losses to non-performing loans equaled 64.0% at June 30, 2014, compared to 107.3% at September 30, 2013. As discussed above, the change in these ratios between the two periods is a direct result of the Merger and the accounting for business combinations. Net charge-offs recorded against the allowance for loan losses for the nine months ended June 30, 2014 were $6.3 million relative to $9.4 million for the nine months ended June 30, 2013.

The balance of loans transferred to other real estate owned for the nine months ended June 30, 2014 totaled $1.6 million. In connection with the Merger, we acquired a total of $1.7 million of other real estate owned. In addition, a property that was used by legacy Sterling as a financial center location was transferred at fair value to other real estate owned effective with the Merger. This property was sold in the quarter ended June 30, 2014 for cash and the Bank realized a gain on sale of $925 thousand. In total, other real estate owned declined $1.0 million in the nine months ended June 30, 2014 due mainly to property sales. The total balance of other real estate owned was $5.0 million at June 30, 2014, compared to $6.0 million at September 30, 2013.

Deposits as of June 30, 2014 were $5.1 billion, an increase of $2.1 billion, or 72.2%, from September 30, 2013. As of June 30, 2014, transaction accounts consisting of non-interest bearing and interest bearing demand deposits were 47.0% of deposits, or $2.4 billion compared to $1.4 billion or 46.5% of deposits at September 30, 2013. Savings deposits were $596.3 million, an increase of $16.2 million or 2.8% from September 30, 2013. Money market accounts increased $816.7 million or 111.0% to $1.6 billion. Certificates of deposit accounts increased by $289.4 million or 107.9% to $557.5 million. The increase in deposit balances was mainly due to the Merger and organic growth through our relationship banking teams. Municipal deposits were $824.5 million at June 30, 2014 compared to $757.1 million at September 30, 2013.

FHLB Borrowings increased by $497.3 million or 112.4%, from September 30, 2013 to $939.9 million at June 30, 2014. We assumed $100.3 million of FHLB advances in connection with the Merger. We have utilized FHLB borrowings to fund a portion of the balance sheet growth. At June 30, 2014, the balance of the discount associated with our long-term FHLB borrowings that will accrete as additional interest expense over the remaining term of the borrowings was $387 thousand.

Other Borrowings, Senior Notes and Subordinated Debentures. Other borrowings include repurchase agreements and were $23.6 million at June 30, 2014, compared to $20.4 million at September 30, 2013. During the nine-month period ended June 30, 2014, the Company repaid two repurchase agreements that were assumed in the Gotham transaction with a balance of $20.4 million and incurred a charge of $55 thousand which was included in other operating expense. The Senior Notes were $98.3 million at June 30, 2014 compared to $98.0 million at September 30, 2013; the increase represents accretion of the discount and costs of issuance for the period. The Subordinated Debentures that were acquired in the Merger were redeemed on June 1, 2014. See the discussion in Note 7. Subordinated Debentures in the Consolidated Financial Statements.

Other liabilities. Other liabilities consists mainly of credit balances due factors clients, balances due asset based lending clients, and a reserve and other liabilities related to our payroll financing business. Also included in this line item are accruals for accounts payable, payroll and benefits, and asset impairment charges recorded earlier in fiscal 2014. The balance increased to $129.1 million at June 30, 2014 compared to $30.4 million at September 30, 2013 mainly due to the items discussed above which were related to the Merger.

Stockholders’ equity increased $470.6 million from September 30, 2013 to $953.4 million at June 30, 2014. This was principally the result of the Merger due to the issuance of 39.1 million shares which resulted in an increase in stockholders’ equity of $457.8 million. Other contributing factors included net income for the period of $11.3 million, a decrease in accumulated other comprehensive loss of $7.6 million due to an increase in the fair value of our AFS securities and an increase of $5.6 million associated with items related to stock-based compensation. Partially offsetting these increases was dividends declared of $11.7 million.

As of June 30, 2014, the Company had authorization to purchase up to an additional 776,713 shares of common stock; however, the Company has no plans to acquire any of its shares for the remainder of fiscal 2014. The Bank’s Tier 1 leverage ratio was 9.42% at June 30, 2014 and the Company’s tangible equity as a percentage of tangible assets was 7.60% (see non-GAAP reconciliation of tangible equity as a percentage of tangible assets on page 61).

Credit Quality (also see Note 4 to the consolidated financial statements)

Loans acquired in connection with the Merger and the acquisition of Gotham Bank were initially recorded at fair value. Factors that went into the determination of fair value of the acquired loans included adjustments related to interest rates and expected credit losses. The Company records provision for loan loss expense for acquired loans that are rated lower than at the date of acquisition, including loans that are now considered criticized or classified.

Our non-performing loans increased $29.9 million at June 30, 2014 to $56.8 million compared to $26.9 million at September 30, 2013. Non-performing loans increased $14.7 million in connection with the Merger. In the third fiscal quarter of 2014 non-performing loans decreased $3.5 million due to net charge-offs and the resolution of several troubled credit relationships. Charge-offs recorded against the allowance for loan losses were $6.3 million in the first nine months of fiscal 2014 compared to $9.4 million in the same period a year ago.

Classified loans are loans rated substandard or lower based on the Company’s risk rating system. Classified loans increased $18.0 million to $79.1 million at June 30, 2014 compared to $61.1 million at September 30, 2013 mainly due to loans acquired in the Merger.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

Net income for the three months ended June 30, 2014 was $15.0 million, or $0.18 per diluted share, compared to net income of $6.4 million or $0.15 per diluted share, for the three months ended June 30, 2013. Our operating results for the three months ended June 30, 2014 were impacted by the charges previously discussed in the Selected Financial Data / Summary section.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated and information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the three months ended June 30,
	2014			2013
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$3,580,094	$46,202	5.18%	$1,649,334	$20,027	4.87%
Consumer loans	199,626	2,125	4.27	205,692	2,180	4.25
Residential mortgage loans	536,038	5,862	4.39	371,901	4,431	4.78
Total net loans(1)	4,315,758	54,189	5.04	2,226,927	26,638	4.80
Securities-taxable	1,444,507	8,005	2.22	909,312	4,189	1.85
Securities-tax exempt(2)	339,417	4,232	5.00	184,325	2,308	5.02
Federal Reserve Bank and FHLB Stock	61,897	740	4.80	23,307	254	4.37
Other earning assets	104,304	76	0.29	32,717	12	0.14
Total securities and other earning assets	1,950,125	13,053	2.68	1,149,661	6,763	2.36
Total interest earning assets	6,265,883	67,242	4.30	3,378,655	33,401	3.97
Non-interest earning assets	782,445			366,701
Total assets	$7,048,328			$3,745,356
Interest bearing liabilities:
Interest bearing demand deposits	$712,051	152	0.09%	$461,390	74	0.06%
Savings, club and escrow deposits	606,518	186	0.12	581,106	233	0.16
Money market deposits	1,625,335	1,423	0.35	777,857	456	0.24
Certificates of deposit	549,201	558	0.41	338,017	388	0.46
Total interest bearing deposits	3,493,105	2,319	0.27	2,158,370	1,151	0.21
Borrowings	820,607	4,991	2.44	440,579	3,125	2.84
Total interest bearing liabilities	4,313,712	7,310	0.68	2,598,949	4,276	0.66
Non-interest bearing deposits	1,681,169			625,684
Other non-interest bearing liabilities	108,971			26,674
Total liabilities	6,103,852			3,251,307
Stockholders’ equity	944,476			494,049
Total liabilities and equity	$7,048,328			$3,745,356
Net interest rate spread			3.62%			3.31%
Net earning assets	$1,952,171			$779,706
Net interest margin		59,932	3.84%		29,125	3.46%
Less tax equivalent adjustment(2)		(1,481)			(808)
Net interest income		$58,451			$28,317
Ratio of average interest earning assets to average interest bearing liabilities	145.3%			130.0%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the three months ended June 30, 2014 vs. 2013 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$24,825	$1,350	$26,175
Consumer loans	(65)	10	(55)
Residential mortgage loans	1,820	(389)	1,431
Securities-taxable	2,848	968	3,816
Securities-tax exempt(2)	1,933	(9)	1,924
Federal Reserve Bank and FHLB Stock	459	27	486
Other earning assets	42	22	64
Total interest income	31,862	1,979	33,841
Interest bearing liabilities:
Interest bearing demand deposits	41	37	78
Savings, club and escrow deposits	10	(57)	(47)
Money market deposits	680	287	967
Certificates of deposit	217	(47)	170
Borrowings	1,434	432	1,866
Total interest expense	2,382	652	3,034
Net interest margin	29,480	1,327	30,807
Less tax equivalent adjustment(2)	678	(5)	673
Net interest income	$28,802	$1,332	$30,134

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income information is presented on a tax equivalent adjusted basis. Growth in net interest income has been mainly driven by organic growth in earning assets and the Merger. Net interest income for the three months ended June 30, 2014 was $59.9 million, an increase of $30.8 million or 105.8%, compared to the same quarter in fiscal 2013.

Gross tax equivalent interest income of $67.2 million increased $33.8 million for the quarter ended June 30, 2014, due mainly to the increase in the average balance of loans and investment securities outstanding as a result of the Merger. In total, the $2.9 billion increase in average earning assets contributed $31.9 million of the increase in tax equivalent interest income and the 33 basis points increase in yield contributed $2.0 million of the increase. Interest expense increased $3.0 million, primarily the result of the Senior Notes issued on July 2, 2013 and the assumption of the legacy Sterling Subordinated Debentures, which were redeemed on June 1, 2014.

The Company’s net interest margin increased 38 basis points to 3.84% for the three months ended June 30, 2014 compared to 3.46% for the three months ended June 30, 2013. The increase in net interest margin was the result of the increase in yield on interest earning assets to 4.30% for the third fiscal quarter of 2014 compared to 3.97% for the third fiscal quarter of 2013. Included in net interest income was $2.9 million of net accretion related to the fair value adjustments on loans acquired from Gotham and legacy Sterling. The cost of interest bearing liabilities increased two basis points to 68 basis points for the third fiscal quarter of 2014 compared to 66 basis points for the third fiscal quarter of 2013. The increase was mainly due to interest expense associated with the Senior Notes and Subordinated Debentures, which were not outstanding in the year ago period. The cost of interest bearing deposits increased six basis points to 27 basis points for the quarter ended June 30, 2014 compared to 21 basis points in the third fiscal quarter of 2013 due to the increases in money market accounts and certificate accounts as a result of the Merger.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $6.0 million in provision for loan losses for the quarter ended June 30, 2014 compared to $3.9 million in the quarter ended June 30, 2013, an increase of $2.1 million. The amount of the provision for loan losses was driven mainly by net charge-offs during the period of $1.6 million and an increase of $2.1 billion in gross loans. See Comparison of Financial Condition - Credit Quality for details on credit performance and ratios.

Non-interest income for the three months ended June 30, 2014 increased by $6.9 million or 104.7% to $13.5 million compared to the third quarter of fiscal 2013. The increase in non-interest income was primarily the result of fees generated in accounts receivable management, factoring commissions and other fees associated with our specialty lending businesses which totaled $3.6 million. Mortgage banking revenues increased $1.5 million for the three months ended June 30, 2014 relative to the same period a year ago as a result of higher loan origination volumes and loan sale activity due to the Merger. Partially offsetting the increases in non-interest income was a decline in net gain on sale of securities. The Company realized a net gain from sale of securities of $1.2 million for the three months ended June 30, 2014 as compared to a net gain from sale of securities of $1.9 million during the three months ended June 30, 2013.

Non-interest expense for the three months ended June 30, 2014 increased $23.1 million to $44.9 million as compared to $21.8 million for the same period a year ago. The increase was mainly the result of the Merger. Non-interest expense for the quarter was impacted by charges which were previously discussed in the Selected Financial Data / Summary section.

Income tax expense was $6.1 million for the three months ended June 30, 2014, compared to income tax expense of $2.8 million for the three month period ended June 30, 2013. The effective tax rate was 28.7% for the three months ended June 30, 2014 compared to 30.8% for the three months ended June 30, 2013. Our effective tax rate for the three months ended June 30, 2014 was impacted by the completion of our income tax returns for fiscal year 2013 which resulted in an adjustment to the effective estimated tax rate for fiscal 2014. Our estimated effective tax rate reflects the anticipated impact of our investment in a low income housing tax credit project and our expectations for tax exempt interest income as a percentage of total pre-tax income for the fiscal year 2014.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and June 30, 2013

Net income for the nine months ended June 30, 2014 was $11.3 million or $0.14 per diluted share, compared to net income of $19.9 million or $0.45 per diluted share, for the nine months ended June 30, 2013. The results from operations for the nine months ended June 30, 2014 were impacted by the Merger-related expenses and other charges which were partially offset by gains previously discussed in the Selected Financial Data / Summary section. Our operating results for the nine months ended June 30, 2014 includes nine months of legacy Provident results and eight months of legacy Sterling results.

The following table sets forth the consolidated average balance sheets for the Company for the periods indicated and information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

	For the nine months ended June 30,
	2014			2013
	Average outstanding balance	Interest	Average yield/ rate	Average outstanding balance	Interest	Average yield/ rate
Interest earning assets:
Commercial loans	$3,236,284	$125,146	5.17%	$1,603,027	$60,176	5.02%
Consumer loans	200,035	6,174	4.13	209,090	6,735	4.31
Residential mortgage loans	529,606	16,469	4.16	362,651	13,176	4.86
Total net loans(1)	3,965,925	147,789	4.98	2,174,768	80,087	4.92
Securities-taxable	1,379,312	22,479	2.13	943,809	12,761	1.81
Securities-tax exempt(2)	307,509	11,672	5.07	180,082	6,841	5.08
Federal Reserve Bank and FHLB Stock	50,298	1,691	4.49	21,626	696	4.30
Other earning assets	123,439	250	0.27	67,448	167	0.33
Total securities and other earning assets	1,860,558	36,092	1.49	1,212,965	20,465	2.26
Total interest earning assets	5,826,483	183,881	4.22	3,387,733	100,552	3.97
Non-interest earning assets	775,406			396,751
Total assets	$6,601,889			$3,784,484
Interest bearing liabilities:
Interest bearing demand deposits	$697,217	407	0.08%	$479,424	323	0.09%
Savings, club and escrow deposits	614,094	652	0.14	562,465	744	0.18
Money market deposits	1,422,518	3,737	0.35	854,521	2,039	0.32
Certificates of deposit	565,685	1,746	0.41	358,148	1,766	0.66
Total interest bearing deposits	3,299,514	6,542	0.27	2,254,558	4,872	0.29
Borrowings	730,251	14,899	2.73	377,417	9,227	3.27
Total interest bearing liabilities	4,029,765	21,441	0.71	2,631,975	14,099	0.72
Non-interest bearing deposits	1,561,077			638,726
Other non-interest bearing liabilities	121,770			20,690
Total liabilities	5,712,612			3,291,391
Stockholders’ equity	889,277			493,093
Total liabilities and equity	$6,601,889			$3,784,484
Net interest rate spread			3.51%			3.25%
Net earning assets	$1,796,718			$755,758
Net interest margin		162,440	3.73%		86,453	3.41%
Less tax equivalent adjustment(2)		(4,085)			(2,394)
Net interest income		$158,355			$84,059
Ratio of average interest earning assets to average interest bearing liabilities	144.6%			128.7%

(1)	Includes non-accrual loans.
(2)	Reflects tax equivalent adjustment for tax exempt income based on a 35% federal rate.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (dollars in thousands):

	For the nine months ended June 30, 2014 vs. 2013 Increase / (decrease) due to
	Volume(1)	Rate(1)	Total
Interest earning assets:
Commercial loans	$63,119	$1,851	$64,970
Consumer loans	(286)	(275)	(561)
Residential mortgage loans	5,409	(2,116)	3,293
Securities-taxable	6,735	2,983	9,718
Securities-tax exempt(2)	4,845	(14)	4,831
Federal Reserve Bank and FHLB Stock	963	32	995
Other earning assets	118	(35)	83
Total interest income	80,903	2,426	83,329
Interest bearing liabilities:
Interest bearing demand deposits	125	(41)	84
Savings, club and escrow deposits	72	(164)	(92)
Money market deposits	1,488	210	1,698
Certificates of deposit	800	(820)	(20)
Borrowings	4,371	1,301	5,672
Total interest expense	6,856	486	7,342
Net interest margin	74,047	1,940	75,987
Less tax equivalent adjustment(2)	1,691	—	1,691
Net interest income	$72,356	$1,940	$74,296

(1)	Changes due to increases in both rate and volume have been allocated proportionately to rate and volume.
(2)	Reflects tax equivalent adjustment for tax-exempt income based on a 35% federal rate.

Net interest income information is presented on a tax equivalent adjusted basis. Growth in net interest income was mainly driven by the Merger and organic loan growth. Tax equivalent net interest income for the nine months ended June 30, 2014 was $162.4 million, an increase of $76.0 million or 87.9%, compared to the same period in fiscal 2013.

Gross tax equivalent interest income of $183.9 million increased $83.3 million for the nine months ended June 30, 2014, due mainly to the increase in the average balance of loans and investment securities outstanding as a result of the Merger. Interest expense increased $7.3 million, primarily the result of the Senior Notes issued on July 2, 2013 and the assumption of the legacy Sterling Subordinated Debentures, which were redeemed on June 1, 2014.

The Company’s net interest margin increased 32 basis points to 3.73% for the nine months ended June 30, 2014 compared to 3.41% for the nine months ended June 30, 2013. The increase in the net interest margin was the result of the increase in yield on interest earning assets, which was 4.22% for the first nine months of 2014 compared to 3.97% for the same period of 2013. Included in net interest income was $7.6 million of net accretion related to the fair value adjustments on loans acquired from Gotham and legacy Sterling. In the first nine months of fiscal 2014, the yield on loans increased six basis points to 4.98% and the yield on investment securities increased 38 basis points to 2.71%. The cost of interest bearing liabilities declined one basis point to 71 basis points for the first nine months of 2014 compared to 72 basis points for the first nine months of 2013. The decline was mainly due to maturities of higher cost certificates of deposit repricing to current market rates and a reduction in the average rate paid on interest bearing demand deposits and money market deposits. Also contributing was an increase in the average balance of lower cost short-term FHLB borrowings.

Provision for loan losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level necessary to absorb probable and estimable incurred loan losses inherent in the existing portfolio as of period end. The provision for loan losses and resulting level of the allowance for loan losses is a critical accounting estimate, which is subject to fluctuation from period to period. The Company recorded $13.8 million in provision for loan losses for the first nine months of fiscal 2014 compared to $9.5 million in the first nine months of fiscal 2013. The increase in the provision for loan losses was driven by net charge-offs and an increase in gross loan balances at June 30, 2014 compared to the same period a year ago. See Comparison of Financial Condition - Credit Quality for details on credit performance and ratios.

Non-interest income for the nine months ended June 30, 2014 increased by $14.0 million or 66% to $35.1 million compared to the first nine months of fiscal 2013. The increase in non-interest income was primarily the result of fees generated in accounts receivable management, factoring commissions and other fees associated with our specialty lending businesses which totaled $9.3 million. Mortgage banking revenues increased $4.2 million for the nine months ended June 30, 2014 relative to the same period a year ago as a result of higher loan origination volumes and loan sale activity due to the Merger. The Merger also contributed to the increase in deposit fees and services charges, which were $11.7 million, or $3.6 million greater for the nine months ended June 30, 2014 compared to $8.1 million in the year earlier period. Partially offsetting the increases in non-interest income was a decline in net gain on sale of securities. The Company realized a net gain from sale of securities of $607 thousand for the nine months ended June 30, 2014 as compared to a net gain from sale of securities of $5.6 million during the nine months ended June 30, 2013.

Non-interest expense for the nine months ended June 30, 2014 increased $97.0 million to $164.6 million as compared to $67.7 million for the same period a year ago. The increase was mainly the result of the Merger and Merger-related expenses and other charges which were incurred during the nine months ended June 30, 2014 and was were previously discussed in the Selected Financial Data / Summary section.

Income tax expense was $3.7 million for the nine months ended June 30, 2014, compared to income tax expense of $8.1 million for the nine month period ended June 30, 2013. The effective tax rate was 24.6% for the nine months ended June 30, 2014 compared to 28.9% for the nine months ended June 30, 2013. Our effective tax rate for the nine months ended June 30, 2014 was driven by our pre-tax results from operations, an investment in low income housing tax credits, and our expected level of tax exempt interest income as a percentage of total pre-tax income for the fiscal year 2014.

The Company provides supplemental reporting of non-GAAP measures as management believes this information is useful to investors.

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Reconciliation of return on average tangible equity (dollars in thousands):
Average stockholders’ equity	$944,476	$494,049	$889,274	$493,093
Average goodwill and other amortizable intangibles	(436,805)	(169,509)	(407,648)	(170,767)
Average tangible stockholders’ equity	507,671	324,540	481,626	322,326
Net income	15,011	6,376	11,341	19,925
Net income (annualized)	60,209	25,574	15,163	26,640
Return on average tangible equity	11.86%	7.88%	3.15%	8.26%

Reconciliation of the core operating efficiency ratio (dollars in thousands) :
Net interest income	$58,451	28,317	$158,355	$84,059
Non-interest income	13,471	6,581	35,084	21,092
Total net revenues	71,922	34,898	193,439	105,151
Tax equivalent adjustment on securities interest income	1,481	808	4,085	2,394
Net (gain) on sale of securities	(1,193)	(1,945)	(607)	(5,590)
Net gain on sale of fixed assets	—	—	(93)	(5)
Other than temporary loss on securities	—	—	—	32
Other (other gains and fair value loss on interest rate caps)	—	—	—	1
Core total revenues	72,210	33,761	196,824	101,983
Non-interest expense	44,904	21,789	164,647	67,674
Merger-related expense	—	(1,516)	(9,455)	(2,058)
Charge for asset write-downs, retention and severance compensation	(1,078)	—	(23,923)	(1,172)
Gain on sale of financial center and redemption of Trust Preferred Securities	1,637	—	1,637	—
Banking systems contract termination fee and conversion charges	(1,243)	—	(1,243)	—
Charge to settle a portion of defined benefit pension plan	—	—	(4,229)	—
Amortization of intangible assets	(2,511)	(337)	(6,897)	(986)
Core non-interest expense	41,709	19,936	120,537	63,458
Core operating efficiency ratio	57.8%	59.1%	61.2%	62.2%
The core operating efficiency ratio reflects total revenues inclusive of the tax equivalent adjustment on municipal securities and excludes securities gains, other than temporary impairments and other adjustments shown above. Core non-interest expense is adjusted to exclude the effect of merger-related expenses, asset write-downs, retention and severance compensation, charge to settle a portion of defined benefit pension plan and amortization of intangible assets.

			June 30,
			2014	2013
Reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio (dollars in thousands):
Total assets			$7,250,729	$3,824,429
Goodwill and other amortizable intangibles			(435,185)	(169,318)
Tangible assets			6,815,544	3,655,111
Stockholders’ equity			953,433	480,165
Goodwill and other intangible assets			(435,185)	(169,318)
Tangible stockholders’ equity			518,248	310,847
Shares of common stock outstanding at period end			83,600,529	44,353,276
Tangible equity as a % of tangible assets			7.60%	8.50%
Tangible book value per share			$6.20	$7.01

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our consolidated financial statements. Our primary investing activities are the origination of commercial loans and residential mortgage loans, and the purchase of investment securities. During the nine months ended June 30, 2014 and 2013, our portfolio loan originations totaled $1.45 billion and $367.8 million, respectively. Purchases of securities available for sale totaled $351.3 million and $324.5 million for the nine months ended June 30, 2014 and 2013, respectively, and purchases of held to maturity securities totaled $155.6 million and $83.9 million. These activities were funded primarily by sales of securities, borrowings and by principal repayments on loans and securities. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit.

The Company’s investments in bank owned life insurance (“BOLI”) policies are considered illiquid and are therefore classified as other assets. Earnings from BOLI are derived from the net increase in cash surrender value of the BOLI contracts and the proceeds from the payment on the insurance policies, if any. The recorded value of BOLI contracts totaled $118.7 million and $60.9 million at June 30, 2014 and September 30, 2013, respectively.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, seasonal fluctuations related to municipal deposits and other factors. The net change in total deposits was an increase of $2.1 billion for the nine months ended June 30, 2014 and a decrease of $371.9 million for the nine months ended June 30, 2013. The increase in the first nine months of the 2014 fiscal year was principally related to the Merger and also due to deposit growth generated by our commercial banking teams. Based upon prior experience and our current pricing strategy, management believes that a majority of our deposits are core deposits and as such these deposits are expected to remain with us. Our relationship based banking teams provide a full range of services to our clients, and a high emphasis is placed on the generation and retention of core deposits. We compete in a highly competitive financial services marketplace, and we may be required to compete for certain deposits based on the interest rate we offer in addition to the quality of our services. The preference of depositors to invest their funds in deposit products subject to immediate withdrawal could lead to potential liquidity reductions in the future if we do not raise interest rates to retain these funds.

The Bank has substantial liquidity. In addition to the liquidity on our balance sheet, the Bank has access to additional sources of funds through the FHLB. Borrowings from the FHLB and other borrowings totaled $963.5 million at June 30, 2014 and we had the ability to borrow an additional $626.0 million under our credit facilities with the FHLB by pledging securities not required to be pledged for other purposes. Further, at June 30, 2014 we had $202.1 million in brokered deposits, and have relationships with several brokers to access these low cost sources of funding should conditions warrant.

The Company had a cash balance totaling approximately $15.2 million as of June 30, 2014, which was on deposit with the Bank. The Company received a dividend from the Bank of $7.5 million on July 31, 2014. The primary long-term source of funds for the Company is expected to be dividends received from the Bank. The Company may also receive dividends from other subsidiaries as well as cash from the exercise of stock options. The primary uses of cash by the Company include the payment of cash dividends on common stock and debt service. During the quarter ended June 30, 2014, the Company redeemed the Subordinated Debentures.

The Company has an effective shelf registration statement covering $29.0 million of debt and equity securities that may be used, subject to Board authorization and market conditions, to issue equity or debt securities in an expedited manner. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

The Company declared a dividend of $0.07 per share payable on August 14, 2014 to stockholders of record on August 4, 2014.

The following table sets forth the Company’s regulatory capital position at June 30, 2014 and September 30, 2013, compared to current regulatory requirements:

			Regulatory requirements
	Actual		Minimum capital adequacy		Classification as well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Tier 1 leverage Capital (to Average Assets):
The Bank	$624,599	9.42%	$265,260	4.00%	$331,575	5.00%
The Company	540,219	8.14	265,405	4.00	331,756	5.00

Tier 1 Capital (to risk-weighted assets):
The Bank	624,599	12.17	205,361	4.00	308,041	6.00
The Company	540,219	10.46	206,618	4.00	309,926	6.00

Total Capital (to risk-weighted assets):
The Bank	661,344	12.88	410,722	8.00	513,402	10.00
The Company	576,964	11.17	413,235	8.00	516,544	10.00

September 30, 2013	Bank Only
Tier 1 leverage	$363,274	9.30%	$155,670	4.00%	$194,587	5.00%
Risk-based capital:
Tier 1	363,274	13.20	155,670	4.00	165,352	6.00
Total	392,376	14.20	220,469	8.00	275,587	10.0

The Bank’s and the Company’s capital levels are above current regulatory capital requirements to be considered well-capitalized.
As a national bank, the Bank calculates its Tier 1 leverage ratio using average asset balances for the period, while at September 30, 2013 as a savings and loan institution, the Tier 1 leverage ratio was calculated using period end balances.
The Company became a bank holding company in connection with the Merger and as a result is presenting holding company level capital ratios as of June 30, 2014. As a savings and loan holding company, the Company was not required to present its capital ratios.
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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2014, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$833,664	$(53,626)	(6.0)%	$263,245	$24,269	10.2%
+200	858,791	(28,499)	(3.2)	255,481	16,505	6.9
+100	882,506	(4,784)	(0.5)	246,856	7,880	3.3
0	887,290	—	—	238,976	—	—
-100	874,780	(12,510)	(1.4)	221,510	(18,195)	(7.3)

The table set forth above indicates that at June 30, 2014, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 3.2% decrease in EVE and a 6.9% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first three quarters of fiscal year 2014, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 14 basis points from 0.33% to 0.47% at the end of the third quarter of fiscal year 2014 while the yield on U.S. Treasury 10-year notes declined 11 basis points from 2.64% to 2.53% over the same nine month period. The increase in yield on shorter term maturities coupled with the decline in yield on longer term maturities resulted in a flatter 2-10 year treasury yield curve at the end of the third quarter of fiscal 2014 relative to the beginning of the fiscal year. During the third quarter of the current fiscal year the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so even after employment and inflation are near mandate-consistent levels should economic conditions warrant keeping the target federal funds rate below levels the committee views as normal in the long run. However, should economic conditions improve, the FOMC could reverse direction and increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in short-term margin compression. We hold a notional amount of $50 million in interest rate caps to help mitigate this risk.

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

Changes in Internal Controls

Effective October 1, 2013, the Company completed the conversion of its general ledger system and effective November 1, 2013 the Company completed the conversion of its investment securities application. The Company is evaluating internal controls related to the Merger and the integration of processes and controls. Except for these changes, there were no other changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) over financial reporting that materially affected, or are reasonably likely to have, a material effect on our internal controls over financial reporting.

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

Sterling Bancorp

Date:	August 7, 2014	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2014	By:	/s/ Luis Massiani
Luis Massiani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)